Form 10-Q
period 1996-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1996-05-15
CIK 935036

- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                        -------------------------------------

                                      FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                                          OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to           .
                                              ------------   ----------

                            Commission File Number 0-25346

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                (Exact name of registrant as specified in its charter)



          Delaware                                           47-0772104
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

                                330 South 108th Avenue
                                Omaha, Nebraska  68154
             (Address of principal executive offices, including zip code)

                                    (402) 390-7600
                 (Registrant's telephone number, including area code)
                           --------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   x        No
                                           -----         -----

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:


             11,194,289 shares of Class A Common Stock at April 26, 1996
              1,485,626 shares of Class B Common Stock at April 26, 1996
- --------------------------------------------------------------------------------

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                                      FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                  TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                            PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Balance Sheets as of March 31, 1996 and
         September 30, 1995                                                  3

         Condensed Consolidated Statements of Operations for the three
         and six months ended March 31, 1996 and 1995                        4

         Condensed Consolidated Statement of Stockholders' Equity for the
         six months ended March 31, 1996                                     5

         Condensed Consolidated Statements of Cash Flows for the six
         months ended March 31, 1996 and 1995                                6

         Notes to Condensed Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-12


                             PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 6.  Exhibits and Reports of Form 8-K                                   13

Signatures                                                                  14

Index to Exhibits                                                           15

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                  March 31,      September 30,
                                                    1996             1995
                                                 ----------     ---------------
                                                 (unaudited)
                                        ASSETS

Current assets:
    Cash and cash equivalents                    $    28,874    $   35,507
    Receivables, net                                  41,096        39,589
    Other                                              3,766         3,697
                                                 -----------    ----------

         Total current assets                         73,736        78,793

Property and equipment, net                           10,879         9,513
Software, net                                          5,345         5,908
Intangible assets, net                                 5,029         2,027
Installment receivables                                  657         1,505
Investment and notes receivable                        7,500           500
Other                                                  2,524         1,896
                                                 -----------    ----------
              Total assets                       $   105,670    $  100,142
                                                 ===========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt            $       730    $    -
    Current portion of capital lease obligations         392           456
    Accounts payable                                   6,000         4,949
    Accrued employee compensation                      3,515         4,564
    Accrued liabilities                                6,488         7,407
    Income taxes                                       2,501         3,264
    Deferred revenue                                  18,387        19,487
                                                 -----------    ----------

         Total current liabilities                    38,013        40,127


Long-term debt                                         1,419         -
Capital lease obligations                                146           318
                                                 -----------    ----------
         Total liabilities                            39,578        40,445
                                                 -----------    ----------

Stockholders' equity:
    Class A Common Stock                                  56            56
    Class B Common Stock                                   7             7
    Additional paid-in capital                        93,153        92,641
    Accumulated translation adjustments                 (350)         (354)
    Accumulated deficit                              (26,762)      (32,641)
    Treasury stock, at cost                              (12)          (12)
                                                 -----------    ----------

         Total stockholders' equity                   66,092        59,697
                                                 -----------    ----------

         Total liabilities and
           stockholders' equity                  $   105,670    $  100,142
                                                 ===========    ==========

See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 Three Months Ended March 31,             Six Months Ended March 31,
                                                 ----------------------------             --------------------------
                                                 1996                     1995           1996                   1995
                                                 ----                     ----           ----                   ----
Revenues:
    Software license fees                        $   18,783          $   13,106     $    35,761         $     25,487
    Maintenance fees                                  8,375               7,247          16,764               14,037
    Services                                          8,233               5,437          15,735               11,093
    Hardware, net                                     1,063               1,033           2,302                2,083
                                                 ----------          ----------        --------             --------

         Total revenues                              36,454              26,823          70,562               52,700
                                                 ----------          ----------        --------             --------

Expenses:
    Cost of software license fees:
         Software costs                               4,682               2,825           8,431                6,109
         Amortization of purchased software             785                 790           1,573                1,582
         Purchased contracts in progress              -                     631          -                     2,956
    Cost of maintenance and services                  8,880               6,334          17,087               12,349
    Research and development                          3,899               2,728           7,377                5,196
    Selling and marketing                             7,544               6,784          15,659               12,973
    General and administrative:
         General and administrative costs             5,878               4,499          11,374                8,964
         Amortization of goodwill and purchased
           intangibles                                  145                 103             295                  244
                                                 ----------          ----------        --------             --------

              Total  expenses                        31,813              24,694          61,796               50,373
                                                 ----------          ----------        --------             --------

Operating income                                      4,641               2,129           8,766                2,327
                                                 ----------          ----------        --------             --------

Other income (expense):
    Interest income                                     568                 185           1,136                  334
    Interest expense                                    (73)               (695)           (106)              (1,647)
    Other                                               (51)                148             (81)                  41
                                                 ----------          ----------        --------             --------

              Total other                               444                (362)            949               (1,272)
                                                 ----------          ----------        --------             --------

Income before income taxes                            5,085               1,767           9,715                1,055
(Provision) benefit for income taxes                 (2,078)                525          (3,836)                (116)
                                                 ----------          ----------        --------             --------

         Net income before extraordinary loss         3,007               2,292           5,879                  939

Extraordinary loss                                    -                  (2,750)              -               (2,750)
                                                 ----------          ----------        --------             --------

              Net income (loss)                  $    3,007          $     (458)    $     5,879         $     (1,811)
                                                 ==========          ==========        ========             ========

Net income (loss) per common and
  equivalent share:
    Before extraordinary loss                    $     0.23          $     0.22     $      0.44         $       0.09
    Extraordinary loss                                -                   (0.26)         -                     (0.26)
                                                 ----------          ----------        --------             --------
    Net income (loss)                            $     0.23          $    (0.04)    $      0.44         $      (0.17)
                                                 ==========          ==========        ========             ========

Weighted average shares outstanding                  13,322              10,653          13,293               10,378
                                                 ==========          ===========       ========             ========




    See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED MARCH 31, 1996
                             (UNAUDITED AND IN THOUSANDS)


                             Class A        Class B        Additional     Accumulated
                             Common         Common         Paid-in        Translation    Accumulated    Treasury
                             Stock          Stock          Capital        Adjustments    Deficit        Stock                 Total
                             ----------     ----------     ----------     -----------    -----------    ----------          -------
Balance, September 30, 1995  $  56          $    7         $   92,641     $    (354)     $  (32,641)    $    (12)           $59,697

Exercise of stock options                                         512                                                           512

Net Income                                                                                    5,879                           5,879

Translation adjustments                                                             4                                             4
                             ----------     ----------     ----------     -----------    -----------    ----------          -------

Balance, March 31, 1996      $  56          $    7         $   93,153     $    (350)     $  (26,762)    $    (12)           $66,092
                             ==========     ==========     ==========     ===========    ===========    ===========         =======


See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEM ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED AND IN THOUSANDS)
                                                   Six Months Ended March 31,
                                                 ------------------------------
                                                      1996           1995
                                                    ---------      ---------
Cash flows from operating activities:
    Net  income (loss)                           $    5,879       $ (1,811)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Depreciation                                 2,004          1,907
         Amortization                                 2,717          2,659
         Extraordinary loss                           -              2,750
         (Increase) decrease in receivables, net     (1,300)         1,521
         Decrease in contracts in progress            -              2,956
         (Increase) decrease in other current
           assets                                       431           (166)
         Decrease in installment receivables            848            437
         Increase in other assets                    (1,104)        (1,568)
         Increase (decrease) in accounts payable      1,038         (2,126)
         Decrease in accrued employee compensation   (1,016)        (1,101)
         Increase (decrease) in accrued liabilities  (1,195)         1,117
         Decrease in income tax liabilities            (729)         -
         Increase (decrease) in deferred revenue       (900)         1,195
                                                    ---------      --------

           Net cash provided by operating
             activities                               6,673          7,770
                                                    ---------      --------

Cash flows from investing activities:
    Purchases of property and equipment              (3,277)        (2,003)
    Additions to software                            (1,487)          (702)
    Acquisiton of businesses, net of cash acquired   (1,690)         -
    Additions to investment and notes receivable      (7,001)        -
                                                    ---------      --------

           Net cash used in investing activities    (13,455)        (2,705)
                                                    ---------      --------

Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock         -                143
    Proceeds from issuance of Class B Common
      Stock and Warrants                                             1,754
    Proceeds from issuance of Class A Common Stock                  32,252
    Payment of Preferred Stock Dividends                            (1,825)
    Purchase of Treasury Stock                                         (12)
    Proceeds from exercise of stock options             512          -
    Proceeds from long-term debt                      -              2,750
    Payments of long-term debt                        -            (29,750)
    Payments on capital lease obligations              (237)          (261)
                                                    ---------      --------

           Net cash provided by financing activities    275          5,051
Effect of exchange rate fluctuations on cash           (126)            19
                                                    ---------      --------
Net increase (decrease) in cash and cash equivalents  (6,633)       10,135
Cash and cash equivalents, beginning of period       35,507          3,505
                                                    ---------      --------
Cash and cash equivalents, end of period         $   28,874     $   13,640
                                                    =========      ========

Supplemental cash flow information:
    Income taxes paid                            $    4,549     $      828
    Interest paid                                $      106     $    1,636


Supplemental disclosure of noncash investing and financing activities:
    In October 1995, the Company acquired the capital stock of M.R. GmbH, for $1,500 cash and $1,900 of debt. In connection with the acquisition, liabilities of $1,200 were assumed.

See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

Transaction Systems Architects, Inc. (TSA or the Company) was formed on November 2, 1993 for the purpose of acquiring all of the outstanding capital stock of Applied Communications, Inc. (ACI) and Applied Communications Inc Limited
(ACIL). The Company did not have substantive operations prior to the acquisition of ACI and ACIL. On January 3, 1994, the Company acquired U.S. Software, Inc. (USSI).

The condensed consolidated financial statements at March 31, 1996 and for the three and six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1996.

2.  NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARE

Net income (loss) per common and equivalent share is based on the weighted average number of common equivalent shares outstanding during each period. Common equivalent shares include Redeemable Preferred Stock and Redeemable Convertible Class B Common Stock and Warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued since inception (November 2, 1993) have been treated as if they were outstanding for all periods prior to December 31, 1994, including periods in which the effect is antidillutive. For periods subsequent to December 31, 1994, net income (loss) per common and common equivalent share is determined by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during each period using the treasury stock method.

3.  PUBLIC OFFERINGS

The Company completed an initial public offering in March 1995. The Company sold 2,412,500 shares of Class A Common Stock at a price of $15 per share resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $32.3 million.

In August 1995, the Company completed the issuance of an additional 1,000,000 shares of Class A Common Stock through a public offering, resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $22.4 million.

The Company used a portion of the March 1995 initial public offering proceeds to repay all outstanding bank indebtedness.

4.  ACQUISITION

On October 2, 1995, the Company acquired the capital stock of M.R. GmbH, a German software company, for $3.4 million. The acquisition was accounted for under the purchase method and was financed with existing cash and future payments to the sellers.

The long-term debt on the accompanying condensed consolidated balance sheet consists of future payments payable to the former owners of M.R. GmbH. The debt is non-interest bearing and is payable in installments of $745,000 in December 1996, $745,000 in December 1997 and $367,000 in December 1998.

5.  INVESTMENT AND NOTES RECEIVABLE

In January 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the Company loaned Insession $3.5 million under a promissory note and acquired a 7.5% minority interest in Insession for $1.5 million. The promissory note bears an interest rate of prime plus 0.25% and is payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million) and is secured by future royalties owed by the Company to Insession.

The Company has a $2.5 million note receivable from a start-up transaction processing business. The note bears an interest rate of prime plus 1.0% and is payable in quarterly installments of $250,000 commencing in June 1997. The note is secured primarily by computer equiment and accounts receivable.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues of the company for the periods indicated:



                                                 Three Months Ended March 31,                   Six Months Ended March 31,
                                            ------------------------------------         -------------------------------------
                                                 1996                1995                     1996                 1995
                                            ------------------------------------         -------------------------------------
                                                       % of                % of                     % of                % of
                                            Amount    Revenue   Amount    Revenue        Amount    Revenue   Amount    Revenue
                                            ------    -------   ------    -------        ------    -------   ------    -------
Revenues:
    Software license fees                   $18,783    51.5 %   $13,106    48.9 %        $35,761    50.7 %   $25,487    48.4 %
    Maintenance fees                          8,375    23.0       7,247    27.0           16,764    23.8      14,037    26.6
    Services                                  8,233    22.6       5,437    20.3           15,735    22.3      11,093    21.0
    Hardware, net                             1,063     2.9       1,033     3.9            2,302     3.3       2,083     4.0
                                            -------   -------   -------   -------        -------   -------   -------   -------

         Total revenues                      36,454   100.0      26,823   100.0           70,562   100.0      52,700   100.0
                                            -------   -------   -------   -------        -------   -------   -------   -------

Expenses:
    Cost of software license fees:
         Software costs                       4,682    12.8       2,825    10.5            8,431    11.9       6,109    11.6
         Amortization of purchased software     785     2.2         790     2.9            1,573     2.2       1,582     3.0
         Purchased contracts in progress         -      -           631     2.4               -       -        2,956     5.6
    Cost of maintenance and services          8,880    24.4       6,334    23.6           17,087    24.2      12,349    23.4
    Research and development                  3,899    10.7       2,728    10.2            7,377    10.5       5,196     9.9
    Selling and marketing                     7,544    20.7       6,784    25.3           15,659    22.2      12,973    24.6
    General and administrative:
         General and administrative costs     5,878    16.1       4,499    16.8           11,374    16.1       8,964    17.0
         Amortization of goodwill and
           purchased intangibles                145     0.4         103     0.4              295     0.4         244     0.5
                                            -------   -------   -------   -------        -------   -------   -------   -------

              Total  expenses                31,813    87.3      24,694    92.1           61,796    87.6      50,373    95.6
                                            -------   -------   -------   -------        -------   -------   -------   -------

Operating income                              4,641    12.7       2,129     7.9            8,766    12.4       2,327     4.4
                                            -------   -------   -------   -------        -------   -------   -------   -------

Other income (expense):
    Interest income                             568     1.6         185     0.7            1,136     1.6         334     0.6
    Interest expense                            (73)   (0.2)       (695)   (2.6)            (106)   (0.2)     (1,647)   (3.1)
    Other                                       (51)   (0.1)        148     0.6              (81)   (0.1)         41     0.1
                                            -------   -------   -------   -------        -------   -------   -------   -------

         Total other                            444     1.2        (362)   (1.3)             949     1.3      (1,272)   (2.4)
                                            -------   -------   -------   -------        -------   -------   -------   -------

Income before income taxes                    5,085    13.9       1,767     6.6            9,715    13.8       1,055     2.0
(Provision) benefit  for income taxes        (2,078)   (5.7)        525     2.0           (3,836)   (5.4)       (116)   (0.2)
                                            -------   -------   -------   -------        -------   -------   -------   -------

Net income before extraordianary loss         3,007     8.2       2,292     8.5            5,879     8.3         939     1.8

Extraordinary loss                               -       -       (2,750)  (10.3)              -       -       (2,750)   (5.2)
                                            -------   -------   -------   -------        -------   -------   -------   -------

Net income (loss)                           $ 3,007     8.2%    $  (458)   (1.7)%        $ 5,879     8.3%    $(1,811)   (3.4)%
                                            =======   ======    =======   =======        =======   =======   =======   =======


REVENUES

Total revenues for the second quarter of fiscal 1996 increased 35.9% or $9.6 million over the comparable period in fiscal 1995. Of this increase, $5.7 million or 43.3% of the growth resulted from increased software license fee revenue, $2.8 million or 51.4% from increased services revenue and $1.1 million or 15.6% from increased maintenance fee revenue.

Total revenues for the first half of fiscal 1996 increased 33.9% or $17.9 million over the comparable period in fiscal 1995. Of this increase, $10.3 million or 40.3% of the growth resulted from increased software license fee revenue, $4.6 million or 41.8% from increased services revenue and $2.7 million or 19.4% from increased maintenance fee revenue.

The growth in software license fee revenue for both the quarter and first half of fiscal 1996 is the result of increased demand for the Company's BASE24 products and a continued growth of the installed base of customers paying monthly license fee (MLF) revenue. MLF revenue was $5.0 million in the second quarter of fiscal 1996 compared to $3.0 million in the second quarter of fiscal 1995. MLF revenue was $9.5 million in the first half of fiscal 1996 compared to $5.6 million in the first half of fiscal 1995.

The growth in services revenue for both the quarter and first half of fiscal 1996 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for both the quarter and first half of fiscal 1996 is a result of the continued growth of the installed base of the Company's BASE24 products.

EXPENSES

Total operating expenses for the second quarter of fiscal 1996 increased 28.8% or $7.1 million over the comparable period in fiscal 1995. Total operating expenses for the first half of fiscal 1996 increased 22.7% or $11.4 million over the comparable period in fiscal 1995.

The cost of software for the second quarter of fiscal 1996 increased 28.8% or $1.2 over the comparable quarter of fiscal 1995 principally due to a an increase in software license fee revenue. The cost of software as a percentage of software license fee revenue was 29.1% in the second quarter of fiscal 1996 as
compared to 32.4% in the second quarter of fiscal 1995.   The decrease as a
percentage of software license fee revenue is primarily due to higher MLF revenues and no charge for purchased contracts in progress in fiscal 1996.

The cost of software for the first half of fiscal 1996 decreased 6.0% or $0.6 million over the comparable period of fiscal 1995 due to a decrease in the charge for purchased contracts in progress which was offset in part by an increase in software license fee revenue. The cost of software as a percentage of software license fee revenue was 28.0% in the first half of fiscal 1996 as compared to 41.8% in the first half of fiscal 1995. The decrease as a percentage of software license fee revenue is primarily due to higher MLF revenues and no charge for purchased contracts In progress in fiscal 1996.

The cost of maintenance and services for the second quarter and first half of fiscal 1996 increased 40.2% or $2.5 million and 38.4% or $4.7 million, respectively, over the comparable periods of fiscal 1995 principally due to additional staff needed to support the increased maintenance fee and services revenue. The cost of maintenance and services as a percentage of maintenance and services revenue was 53.5% in the second quarter of fiscal 1996 as compared to 49.9% in the second quarter of fiscal 1995 and 52.6% in the first half of fiscal 1996 as compared to 49.1% in the first half of fiscal 1995. These increases as a percentage of maintenance and services revenue are primarily due to the higher usage of contract labor which typically is more costly than internal labor costs.

Research and development (R&D) costs for the second quarter and first half of fiscal 1996 increased 42.9% or $1.2 million and 42.0% or $2.2 million, respectively, over the comparable periods of fiscal 1995 principally due to increased expenditures on BASE24 and TRANS24 product development efforts. As a percentage of total revenue, R&D costs were 10.7% in the second quarter of fiscal 1996 as compared to 10.2% in the second quarter of fiscal 1995 and 10.5% in the first half of fiscal 1996 as compared to 9.9% in the first half of fiscal

1995. The Company capitalized software development costs of $0.5 million in the second quarter of fiscal 1996, $0.2 million in the second quarter of fiscal 1995, $0.8 million in the first half of fiscal 1996 and $0.6 million in the first half of fiscal 1995.

Selling and marketing costs for the second quarter and first half of fiscal 1996 increased 11.2% or $0.8 million and 20.7% or $2.7 million, respectively, over the comparable periods of fiscal 1995 principally due to increased revenues and backlog. As a percentage of total revenue, selling and marketing costs were 20.7% in the second quarter of fiscal 1996 as compared to 25.3% in the second quarter of fiscal 1995 and 22.2% in the first half of fiscal 1996 as compared to 24.6% in the first half of fiscal 1995.

General and administrative costs for the second quarter and first half of fiscal 1996 increased 30.9% or $1.4 million and 26.7% or $2.5 million, respectively, over the comparable periods of fiscal 1995 principally due to increased revenues and backlog. As a percentage of total revenue, general and administrative costs were 16.5% in the second quarter of fiscal 1996 as compared to 17.2% in the second quarter of 1995 and 16.5% in the first half of fiscal 1996 as compared to 17.5% in the first half of fiscal 1995.

OTHER INCOME AND EXPENSE. Other income and expense consists primarily of interest income derived from short-term investments and interest expense on indebtedness. The growth in interest income is due to the investment of a portion of the public offering proceeds received in March and August of 1995. The decrease in interest expense is due to the repayment of indebtedness out of the proceeds of the Company's March 1995 public offering.

INCOME TAXES. The effective tax rate for the second quarter of fiscal 1996 was 40.9% as compared to 53.4% for the second quarter of fiscal 1995. The higher effective tax rate for the second quarter of fiscal 1995 is the result of withholding taxes paid on remittances to the United States for software license fees. These foreign withholding taxes were expensed in fiscal 1995 because, at that time, realization of these taxes as a credit was not assured.

As of March 31, 1996, the Company has deferred tax assets of approximately $11.8 million and deferred tax liabilities of $0.1 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the next 24 months to determine the realizability of the deferred tax assets. This analysis indicated that $3.3 of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $8.5 million as of March 31, 1996.

BACKLOG

As of March 31, 1996 and 1995, the Company had non-recurring revenue backlog of $18.9 million and $18.8 million in software license fees and $11.1 million and $6.7 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of March 31, 1996 and 1995, the Company had recurring revenue backlog of $60.1 million and $45.9 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had working capital of $35.7 million, cash and cash equivalents of $28.9 million and a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1996.

During the six months ended March 31, 1996, the Company's cash flow from operations amounted to $6.7 million and cash used in investing activities amounted to $13.4 million.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. On October 2, 1995, the Company acquired the capital stock of a German software company for $3.4 million. The acquisition was accounted for under the purchase accounting method and was financed with existing cash and future payments to the seller.

On January 24, 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the term of the Company's ICE distribution rights was extended to September 2001. In addition, the Company loaned Insession $3.5 million under a promissory note and acquired a 7.5% minority interest in Insession for $1.5 million.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                             PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Registrant's annual meeting of shareholders was held on February 28, 1996. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.   ELECTION OF DIRECTORS
                                  For            Withheld
                                  ---            --------
         William E. Fisher        9,060,846      25,006
         David C. Russell         9,058,646      27,206
         Michael J. Scheier       9,034,977      50,875
         Promod Haque             9,056,236      29,616
         Frederick L. Bryant      9,057,036      28,816
         Charles E. Noell, III    9,057,036      28,816

2.  APPROVAL OF 1996 STOCK OPTION PLAN

    For: 7,906,538 Against: 850,610    Abstain: 2,493 Broker Non-vote: 326,211

3.  APPROVAL OF 1996 EMPLOYEE STOCK PURCHASE PLAN

    For: 8,745,113 Against: 11,760     Abstain: 2,768 Broker Non-vote: 326,211

4. RATIFICATION OF APPOINTMENT OF ARTHUR ANDERSEN LLP AS INDEPENDENT AUDITORS FOR 1996

    For: 9,082,826 Against: 364   Abstain: 2,662 Broker Non-vote: None


Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits

                11.01   Statement re Computation of Per Share Earnings


         (b)  Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 1996


                             TRANSACTION SYSTEMS ARCHITECTS, INC
                             (Registrant)


                              /s/ Gregory J. Duman
                             ------------------------------------------
                             Gregory J. Duman
                             Chief Financial Officer
                             (Principal Financial Officer)




                              /s/ Dwight G. Hanson
                             -------------------------------------------
                             Dwight G. Hanson
                             Controller
                             (Principal Accounting Officer)

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  INDEX TO EXHIBITS



Exhibit
Number             Description                           Sequential Page Number
- ------             -----------                           ----------------------

11.01              Statement re Computation of Per Share Earnings            16