Form 10-Q
period 1996-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1996-08-05
CIK 935036

- -------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               ------------------------

                                      FORM 10-Q

               (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

             (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to         .
                                              -----------  ---------
                            Commission File Number 0-25346

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                (Exact name of registrant as specified in its charter)


                          Delaware                           47-0772104
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)

                                330 South 108th Avenue
                                Omaha, Nebraska  68154
             (Address of principal executive offices, including zip code)

                                    (402) 390-7600
                 (Registrant's telephone number, including area code)

                               ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X         No      .
                                   ------        ------

     Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:


              22,473,848 shares of Class A Common Stock at July 31, 1996 2,971,252 shares of Class B Common Stock at July 31, 1996

- -------------------------------------------------------------------------------

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                                      FORM 10-Q
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                  TABLE OF CONTENTS


                                                                        PAGE

                            PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of June 30, 1996        3
         and September 30, 1995

         Condensed Consolidated Statements of Operations for the          4
         three and nine months ended June 30, 1996 and 1995

         Condensed Consolidated Statement of Stockholders' Equity         5
         for the nine months ended June 30, 1996

         Condensed Consolidated Statements of Cash Flows for the          6
         nine months ended June 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements           7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition    9 - 12
         and Results of Operations


                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13


Signatures                                                                14

Index to Exhibits                                                         15

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                       June 30,   September 30,

                                                       1996           1995
                                                    ------------   ------------
                                                   (unaudited)
                                       ASSETS

Current assets:
    Cash and cash equivalents                      $   22,946      $   35,507
    Receivables, net                                   48,943          39,589
    Other                                               4,772           3,697
                                                    ------------   ------------

        Total current assets                           76,661          78,793

Property and equipment, net                            12,338           9,513
Software, net                                           5,083           5,908
Intangible assets, net                                  7,206           2,027
Installment receivables                                 1,029           1,505
Investment and notes receivable                         7,275             500
Other                                                   2,046           1,896
                                                    ------------   ------------
        Total assets                              $   111,638     $   100,142
                                                    ------------   ------------
                                                    ------------   ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt             $       741     $         -
    Current portion of capital lease obligations          314             456
    Accounts payable                                    5,654           4,949
    Accrued employee compensation                       3,861           4,564
    Accrued liabilities                                 6,273           7,407
    Income taxes                                        4,607           3,264
    Deferred revenue                                   18,753          19,487
                                                    ------------   ------------

        Total current liabilities                      40,203          40,127

Long-term debt                                          1,421               -
Capital lease obligations                                 126             318
                                                    ------------   ------------

        Total liabilities                              41,750          40,445
                                                    ------------   ------------

Stockholders' equity:
    Class A Common Stock                                  112              56
    Class B Common Stock                                   15               7
    Additional paid-in capital                         93,557          92,641
    Accumulated translation adjustments                 (272)           (354)
    Accumulated deficit                              (23,512)        (32,641)
    Treasury stock, at cost                              (12)            (12)
                                                    ------------   ------------

        Total stockholders' equity                     69,888          59,697
                                                    ------------   ------------

        Total liabilities and stockholders'       $   111,638     $   100,142
        equity                                     ------------   ------------
                                                    ------------   ------------

See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended June 30,              Nine Months Ended June 30,
                                                   -----------------------------           -----------------------------
                                                     1996                1995                1996                1995
                                                  ---------           ---------           ---------           ---------
Revenues:
    Software license fees                        $   19,853          $   14,234          $   55,614          $   39,721
    Maintenance fees                                  9,022               7,530              25,786              21,567
    Services                                         10,043               6,137              25,778              17,230
    Hardware, net                                       977               1,200               3,279               3,283
                                                  ---------           ---------           ---------           ---------

         Total revenues                              39,895              29,101             110,457              81,801
                                                  ---------           ---------           ---------           ---------

Expenses:
    Cost of software license fees:
      Software costs                                  5,085               2,750              13,516               8,859
      Amortization of purchased software                783                 792               2,356               2,374
      Purchased contracts in progress                     -                   -                   -               2,956
    Cost of maintenance and services                 10,158               7,009              27,245              19,358
    Research and development                          3,567               3,620              10,944               8,816
    Selling and marketing                             7,935               7,313              23,594              20,286
    General and administrative:
      General and administrative costs                6,852               4,324              18,226              13,288
      Amortization of goodwill and purchased
       intangibles                                      157                  50                 452                 294
                                                  ---------           ---------           ---------           ---------

         Total  expenses                             34,537              25,858              96,333              76,231
                                                  ---------           ---------           ---------           ---------
                                                  ---------           ---------           ---------           ---------

Operating income                                      5,358               3,243              14,124               5,570
                                                  ---------           ---------           ---------           ---------

Other income (expense):
    Interest income                                     444                 282               1,580                 617
    Interest expense                                    (39)                (27)               (145)             (1,674)
    Other                                               (99)                 58                (180)                 98
                                                  ---------           ---------           ---------           ---------

         Total other                                    306                 313               1,255                (959)
                                                  ---------           ---------           ---------           ---------

Income before income taxes                            5,664               3,556              15,379               4,611
Provision for income taxes                           (2,413)               (718)             (6,250)               (834)
                                                  ---------           ---------           ---------           ---------

         Net income before extraordinary loss         3,251               2,838               9,129               3,777

Extraordinary loss                                     -                   -                   -                 (2,750)
                                                  ---------           ---------           ---------           ---------

         Net income                               $   3,251           $   2,838           $   9,129           $   1,027
                                                  ---------           ---------           ---------           ---------
                                                  ---------           ---------           ---------           ---------

Net income per common and equivalent share:
    Before extraordinary loss                      $   0.12            $   0.12            $   0.34            $   0.17
    Extraordinary loss                                    -                   -                   -               (0.12)
                                                  ---------           ---------           ---------           ---------
    Net income                                     $   0.12            $   0.12            $   0.34            $   0.05
                                                  ---------           ---------           ---------           ---------
                                                  ---------           ---------           ---------           ---------

Weighted average shares outstanding                  26,802              24,371              26,658              21,961
                                                  ---------           ---------           ---------           ---------
                                                  ---------           ---------           ---------           ---------


See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED JUNE 30, 1996
                             (UNAUDITED AND IN THOUSANDS)



                                Class A     Class B     Additional    Accumulated
                                 Common      Common       Paid-in     Translation    Accumulated    Treasury
                                 Stock       Stock        Capital     Adjustments       Deficit       Stock       Total
                                 -------     -------     ----------    -----------    -----------    ---------  ----------
Balance, September 30, 1995      $   56      $     7     $  92,641     $     (354)    $   (32,641)   $    (12)  $   59,697

Issuance of Class A Common Stock                               162                                                     162

Two-for-one stock split              56            8           (64)                                                      0

Exercise of stock options                                      818                                                     818

Net Income                                                                                  9,129                    9,129

Translation adjustments                                                        82                                       82
                                 -------     --------    ----------    ----------     -----------    --------   ----------

Balance, June 30, 1996           $   112     $     15    $   93,557    $     (272)    $   (23,512)   $    (12)  $   69,888
                                 -------     --------    ----------    ----------     -----------    --------   ----------
                                 -------     --------    ----------    ----------     -----------    --------   ----------

See notes to condensed consolidated financial statements.

                         TRANSACTION SYSTEM ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED AND IN THOUSANDS)


                                                                        Nine Months Ended June 30,
                                                                      -----------------------------
                                                                         1996               1995
                                                                      ---------           ---------
Cash flows from operating activities:
    Net  income                                                       $   9,129           $   1,027
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                      3,087               2,855
        Amortization                                                      4,134               3,844
        Extraordinary loss                                                -                   2,750
        Increase in receivables, net                                     (7,398)             (2,434)
        Decrease in contracts in progress                                 -                   2,955
        Increase in other current assets                                   (368)               (948)
        Decrease in installment receivables                                 476                 428
        Increase in other assets                                           (927)             (1,817)
        Increase (decrease) in accounts payable                             321              (2,002)
        Decrease in accrued employee compensation                          (883)               (896)
        Increase (decrease) in accrued liabilities                       (1,761)              1,392
        Increase in income tax liabilities                                1,355               -
        Increase (decrease) in deferred revenue                          (1,109)              2,270
                                                                      ---------           ---------

          Net cash provided by operating activities                       6,056               9,424
                                                                      ---------           ---------

Cash flows from investing activities:
    Purchases of property and equipment                                  (4,797)             (2,972)
    Additions to software                                                (1,786)               (873)
    Acquisiton of businesses, net of cash acquired                       (5,196)              -
    Additions to investment and notes receivable                         (7,276)              -
                                                                      ---------           ---------

          Net cash used in investing activities                         (19,055)             (3,845)
                                                                      ---------           ---------

Cash flows from financing activities:
    Proceeds from issuance of Preferred Stock                             -                     143
    Proceeds from issuance of Class B Common Stock and Warrants           -                   1,754
    Proceeds from issuance of Class A Common Stock                          162              32,259
    Payment of Preferred Stock Dividends                                  -                  (1,825)
    Purchase of Treasury Stock                                            -                     (12)
    Proceeds from exercise of stock options                                 818               -
    Proceeds from long-term debt                                          -                   2,750
    Payments of long-term debt                                              (20)            (29,750)
    Payments on capital lease obligations                                  (341)               (343)
                                                                      ---------           ---------

          Net cash provided by financing activities                         619               4,976
Effect of exchange rate fluctuations on cash                               (181)                 66
                                                                      ---------           ---------
Net increase (decrease) in cash and cash equivalents                    (12,561)             10,621
Cash and cash equivalents, beginning of period                           35,507               3,505
                                                                      ---------           ---------
Cash and cash equivalents, end of period                             $   22,946          $   14,126
                                                                      ---------           ---------
                                                                      ---------           ---------


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

The condensed consolidated financial statements at June 30, 1996 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1996.

2.  NET INCOME PER COMMON AND EQUIVALENT SHARE

Net income per common and equivalent share is based on the weighted average number of common equivalent shares outstanding during each period. Common equivalent shares include Redeemable Preferred Stock and Redeemable Convertible Class B Common Stock and Warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued since inception (November 2, 1993) have been treated as if they were outstanding for all periods prior to December 31, 1994, including periods in which the effect is antidillutive. For periods subsequent to December 31, 1994, net income per common and common equivalent share is determined by dividing net income by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during each period using the treasury stock method.

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

4.  STOCK SPLIT

On June 7, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on July 1, 1996 to shareholders of record on June 17, 1996. All references in the condensed consolidated financial statements to number of shares and per share amounts have been restated to retroactively reflect the stock split.

5.  ACQUISITIONS AND SUBSEQUENT EVENT

On October 2, 1995, the Company acquired the capital stock of M.R. GmbH, a German software company, for $3.4 million. The acquisition was accounted for under the purchase method and was financed with existing cash and future payments to the sellers.

The long-term debt on the accompanying condensed consolidated balance sheet consists of future payments payable to the former owners of M.R. GmbH. The debt is payable in installments of $745,000 in December 1996, $745,000 in December 1997 and $367,000 in December 1998.

On June 3, 1996, the Company acquired substantially all of the net assets of TXN Solution Integrators (TXN), a Canadian partnership, for $3.6 million in cash and the assumption of certain liabilities of TXN. The acquisition was accounted for under the purchase method of accounting and, accordingly, the cost in excess of the fair value of the net tangible assets acquired was allocated to software ($350,000) and goodwill ($2,000,000).

The following represents pro forma results of operations for the three and nine months ended June 30, 1996 and 1995 as if the TXN acquistion had occurred October 1, 1994 (in thousands except per share amounts):


                       Three months ended June 30,           Nine months ended June 30,
                       1996                  1995            1996                 1995
                       --------------------------            -------------------------
Revenues               $41,229            $31,272            $116,321          $88,278
Net income before
 extraordinary loss    $ 3,306            $ 3,086            $  9,458          $ 4,382
Net income             $ 3,306            $ 3,086            $  9,458          $ 1,632
Net income per share   $   .12            $   .13            $    .35          $   .07


The pro forma financial information are shown for illustrative purposes only and are not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented

On July 15, 1996, the Company and Grapevine Systems, Inc. (Grapevine) announced the execution of a stock exchange agreement between the two companies. The agreement provides that, upon consumation of the share exchange, stockholders of Grapevine will receive approximately 370,000 shares of TSA Class A Common Stock in exchange for 100% of Grapevine's common stock and Grapevine will become a wholly-owned subsidiary of TSA. The share exchange will be accounted for as a pooling of interests and, accordingly, historical financial data in reports filed after the consumation of the share exchange will be restated to include Grapevine.

6.  INVESTMENT AND NOTES RECEIVABLE

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

The Company has a $2.275 million note receivable from a start-up transaction processing business. The note bears an interest rate of prime plus 1.0% and is payable in quarterly installments of $250,000 commencing in June 1998. The note is secured primarily by computer equipment and accounts receivable.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues of the company for the periods indicated:



                                                   Three Months Ended June 30,                    Nine Months Ended June 30,
                                         ---------------------------------------------    -----------------------------------------
                                                   1996                  1995                     1996                  1995
                                         ---------------------------------------------    -----------------------------------------
                                                          % of                  % of                     % of                % of
                                           Amount     Revenue      Amount      Revenue      Amount    Revenue      Amount   Revenue
Revenues:
   Software license fees               $   19,853     49.8  %  $  14,234        48.9  %  $  55,614     50.3  %  $  39,721   48.6%
   Maintenance fees                         9,022     22.6         7,530        25.9        25,786     23.3        21,567   26.4
   Services                                10,043     25.2         6,137        21.1        25,778     23.3        17,230   21.1
   Hardware, net                              977      2.4         1,200         4.1         3,279      3.0         3,283    4.0
                                        ---------   ------      --------      ------      --------   ------      -------- -------

        Total revenues                     39,895    100.0        29,101       100.0       110,457    100.0        81,801  100.0
                                        ---------   ------      --------      ------      --------   ------      -------- -------


Expenses:
   Cost of software license fees:
      Software costs                        5,085     12.7         2,750         9.4        13,516     12.2         8,859   10.8
      Amortization of purchased software      783      2.0           792         2.7         2,356      2.1         2,374    2.9
      Purchased contracts in progress           -        -             -           -             -        -         2,956    3.6
   Cost of maintenance and services        10,158     25.5         7,009        24.1        27,245     24.7        19,358    23.7
   Research and development                 3,567      8.9         3,620        12.4        10,944      9.9         8,816    10.8
   Selling and marketing                    7,935     19.9         7,313        25.1        23,594     21.4        20,286    24.8
   General and administrative:
      General and administrative costs      6,852     17.2         4,324        14.9        18,226     16.5        13,288    16.2
      Amortization of goodwill and purchased
       intangibles                            157      0.4            50         0.2           452      0.4           294     0.4
                                        ---------   ------      --------      ------      --------   ------      -------- -------


        Total  expenses                    34,537     86.6        25,858        88.9        96,333     87.2        76,231    93.2
                                        ---------   ------      --------      ------      --------   ------      -------- -------


Operating income                            5,358     13.4         3,243        11.1        14,124     12.8         5,570     6.8
                                        ---------   ------      --------      ------      --------   ------      -------- -------

Other income (expense):
   Interest income                            444      1.1           282         1.0         1,580      1.4           617    0.8
   Interest expense                           (39)    (0.1)          (27)       (0.1)         (145)    (0.1)       (1,674)   (2.0)
   Other                                      (99)    (0.2)           58         0.2          (180)    (0.2)           98     0.1
                                        ---------   ------      --------      ------      --------   ------      -------- -------

        Total other                           306      0.8           313         1.1         1,255      1.1          (959)   (1.2)
                                        ---------   ------      --------      ------      --------   ------      -------- -------

Income before income taxes                  5,664     14.2         3,556        12.2        15,379     13.9         4,611     5.6
Provision for income taxes                 (2,413)    (6.0)         (718)       (2.5)       (6,250)    (5.7)         (834)   (1.0)
                                        ---------   ------      --------      ------      --------   ------      -------- -------

Net income before extraordinary loss        3,251      8.1         2,838         9.8         9,129      8.3        3,777     4.6

Extraordinary loss                              -        -             -           -             -        -        (2,750)   (3.4)
                                        ---------   ------      --------      ------      --------   ------      -------- -------


Net income                              $   3,251      8.1    % $  2,838         9.8    % $  9,129      8.3    % $  1,027    1.3%
                                        ---------   ------      --------      ------      --------   ------      -------- -------
                                        ---------   ------      --------      ------      --------   ------      -------- -------



REVENUES

Total revenues for the third quarter of fiscal 1996 increased 37.1% or $10.8 million over the comparable period in fiscal 1995. Of this increase, $5.6 million of the growth resulted from a 39.5% increase in software license fee revenue, $3.9 million from a 63.6% increase in services revenue and $1.5 million from a 19.8% increase in maintenance fee revenue.

Total revenues for the first three quarters of fiscal 1996 increased 35.0% or $28.7 million over the comparable period in fiscal 1995. Of this increase, $15.9 million of the growth resulted from a 40.0% increase in software license fee revenue, $8.5 million from a 49.6% increase in services revenue and $4.2 million from a 19.6% increase in maintenance fee revenue.

The growth in software license fee revenue for both the third quarter and first three quarters of fiscal 1996 is the result of increased demand for the Company's BASE24 products and a continued growth of the installed base of customers paying monthly license fee (MLF) revenue. MLF revenue was $5.7 million in the third quarter of fiscal 1996 compared to $3.3 million in the third quarter of fiscal 1995. MLF revenue was $15.3 million in the first three quarters of fiscal 1996 compared to $9.0 million in the first three quarters of fiscal 1995.

The growth in services revenue for both the third quarter and first three quarters of fiscal 1996 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for both the third quarter and first three quarters of fiscal 1996 is a result of the continued growth of the installed base of the Company's BASE24 products.

EXPENSES

Total operating expenses for the third quarter of fiscal 1996 increased 33.6% or $8.7 million over the comparable period in fiscal 1995. Total operating expenses for the first three quarters of fiscal 1996 increased 26.4% or $20.1 million over the comparable period in fiscal 1995. The primary reason for the overall increase in operating expenses is the increase in staff required to meet the increased demand for the Company's products and services. Total staff increased from 921 at June 30, 1995 to 1,236 at June 30, 1996.

The Company's operating margin for the third quarter of fiscal 1996 was 13.4% as compared to 11.1% for the comparable period in fiscal 1995. On a year-to-date basis, the operating margin increased from 6.8% in fiscal 1995 to 12.8% in fiscal 1996. These improvements are primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees). Also contributing to the year-to-date increase was the charge for purchased contracts in progress in fiscal 1995 of which there is no similar charge in fiscal 1996.

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the third quarter of fiscal 1996 was 59.8% as compared to 63.7% for the comparable period in fiscal 1995. The decline in gross margin is primarily due to the accelerated growth in services business which typicially has a lower gross margin than software license fees. On a year-to-date basis, the gross margin increased from 59.0% in fiscal 1995 to 61.0% in fiscal 1996. The year-to-date growth in services business is not as great as experienced in the third quarter of fiscal 1996.

Research and development and selling and marketing costs decreased as a percentage of total revenues for both the third quarter of fiscal 1996 and year-to-date. These decreases as a percentage of total revenues are also a result of the increase in the Company's recurring revenues. The Company's capitalized software development costs continue to be approximately $300,000 per quarter.

General and administrative costs as a percentage of total revenues increased to 17.2% in the third quarter of fiscal 1996 from 14.9% in the third quarter of fiscal 1995. This increase as a percentage of total revenues is due primarily to the increase in reserves for possible bad debts and the hiring of additional staff to support the Company's growth.

EBITDA. The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased 44.5% from $5.7 million in the third quarter of fiscal 1995 to $8.3 million for the third quarter of fiscal 1996. On a year-to-date basis, EBITDA increased 43.1% from $15.9 million in fiscal 1995 to $22.8 million in fiscal 1996. These increases can be attributable to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

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

INCOME TAXES. The effective tax rate for the third quarter of fiscal 1996 was 42.6% as compared to 20.2% for the third quarter of fiscal 1995. The increase in the effective tax rate is principally the result of deferred tax assets which were recognized in the third quarter of fiscal 1995 which reduced the effective tax rate for that quarter.

As of June 30, 1996, the Company has deferred tax assets of approximately $11.5 million and deferred tax liabilities of $0.1 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the next 24 months to determine the realizability of the deferred tax assets. This analysis indicated that $3.7 of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $7.8 million as of June 30, 1996.

BACKLOG

As of June 30, 1996 and 1995, the Company had non-recurring revenue backlog of $20.0 million and $20.5 million in software license fees and $11.0 million and $7.5 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of June 30, 1996 and 1995, the Company had recurring revenue backlog of $65.0 million and $49.1 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had working capital of $36.8 million, cash and cash equivalents of $22.9 million and a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1997.

During the nine months ended June 30, 1996, the Company's cash flow from operations amounted to $6.1 million and cash used in investing activities amounted to $19.0 million.

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

On June 3, 1996, the Company acquired substantially all of the net assets of TXN Solution Integrators (TXN) a Canadian partnership for $3.6 million in cash and the assumption of certain liabilities of TXN. The acquisition was accounted for under the purchase accounting method and was financed with existing cash.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                             PART II.  OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits


              10.26 Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska N.A.

              11.01     Statement re Computation of Per Share Earnings

              27.00     Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K (as amended) dated June 3, 1996, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting the acquisition of substantially all the net assets of TXN Solution Integrators. The financial statements in included in Form 8-K(A) are as follows:

                   Financial statements for TXN Solution Integrators (TXN) as of and for the year ended September 30, 1995 and the six months ended March 31, 1996.

                   Pro forma combined financial statements for TSA and TXN as of March 31, 1996 and for the year and six months ended September 30, 1995 and March 31, 1996, respectively.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 5, 1996


                             TRANSACTION SYSTEMS ARCHITECTS, INC
                             (Registrant)


                              /S/ DWIGHT G. HANSON
                             -----------------------------------
                             Dwight G. Hanson
                             Controller
                             (Principal Accounting Officer)

                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  INDEX TO EXHIBITS



Exhibit
Number             Description
- -------             -----------


10.26 Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.

11.01              Statement re Computation of Per Share Earnings


27.00              Financial Data Schedule