Form 10-K
period 1996-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1996-12-24
CIK 935036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                         TO

                         COMMISSION FILE NUMBER 0-25346

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              (Exact name of registrant specified in its charter)

                DELAWARE                                47-0772104
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                             330 SOUTH 108TH AVENUE
                             OMAHA, NEBRASKA 68154
          (Address of principal executive offices, including zip code)

                                 (402) 390-7600

              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                CLASS A COMMON STOCK, $.005 PAR VALUE PER SHARE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

    As of December 20, 1996, there were outstanding 23,993,519 shares of the Company's Class A Common Stock, par value $.005, and 2,171,252 shares of the Company's Class B Common Stock, par value $.005. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the last sale price of $33.75 per share for the registrant's common stock as of such date) was $883,061,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 25, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                 1996 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------

                                                        PART I

Item 1.     Business.......................................................................................          3

Item 2.     Properties.....................................................................................         10

Item 3.     Legal Proceedings..............................................................................         12

Item 4.     Submission of Matters to a Vote of Security Holders............................................         12

                                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................         12

Item 6.     Selected Financial Data........................................................................         12

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........         14

Item 8.     Financial Statements and Supplementary Data....................................................         21

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........         45

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................         45

Item 11.    Executive Compensation.........................................................................         45

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................         45

Item 13.    Certain Relationships and Related Transactions.................................................         45

                                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................         45

Signatures.................................................................................................         49

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Transaction Systems Architects, Inc. ("TSA" or the "Company") was formed in November, 1993. The Company is largely the successor to Applied Communications, Inc. ("ACI") and Applied Communications Inc. Limited ("ACIL"), which were acquired from Tandem Computers Incorporated ("Tandem") on December 31, 1993. On January 3, 1994 the Company acquired U.S. Software, Inc. ("USSI"). On June 3, 1996, the Company acquired substantially all of the net assets of TXN Solution Integrators ("TXN"). Prior to the acquisition, TXN was ACI's exclusive distributor of BASE24 in Canada. In September 1996, the Company acquired Grapevine Systems, Inc. (Grapevine). Stockholders of Grapevine received 380,441 shares of TSA Class A Common Stock in exchange for 100% of Grapevine's common stock. Grapevine became a wholly-owned subsidiary of TSA. The Grapevine transaction was accounted for as a pooling of interests. The financial statements and financial information included herein have been restated to include the results of Grapevine for all periods presented. In October 1996, the Company acquired Open Systems Solutions, Inc. (OSSI). Stockholders of OSSI received 210,000 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. OSSI became a wholly-owned subsidiary of TSA. The OSSI transaction will be accounted for as a pooling of interests, however, OSSI's results of operations prior to the acquisition were not material.

    The Company develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. The Company's software products are used to process transactions involving credit cards, debit cards, smart cards, checks, automated teller machines (ATM), point-of-sale (POS) terminals, manned teller devices, remote banking, wire transfers and automated clearing house (ACH) functions. The Company's products and services assist customers in operating large, complex networks performing such functions as transaction authorization, transaction routing, debit and credit card management, transaction settlement and reporting.

    The Company is an international supplier of electronic payment software products and network integration solutions, principally for financial institutions, as well as for retailers and third-party processors. At September 30, 1996, its customers include 106 of the largest 500 banks in the world, as measured by asset size. As of September 30, 1996, the Company had 565 customers in 65 countries on six continents. During fiscal years 1996, 1995 and 1994, approximately 56%, 51% and 49%, respectively, of the Company's total revenues resulted from international operations and approximately 75%, 74% and 73%, respectively, of its revenues were derived from licensing the BASE24 family of products and providing related services and maintenance. BASE24 supports high volume, complex transaction processing and provides customers the flexibility to operate a wide range of terminals, switches and communications protocols. BASE24 operates in a fault-tolerant environment on Tandem computers.

    The Company also markets a complementary electronic payment software product line, TRANS24, that operates on hardware platforms other than Tandem, including IBM mainframes, Stratus computers and RISC/UNIX servers. In addition, the Company markets network connectivity software and middleware to customers in a variety of industries to help solve network integration and systems migration problems. Through Grapevine, the Company markets products and services focused on high availability and on-line transaction processing systems. Through OSSI, the Company markets payment systems that operate on Microsoft's Windows NT.

    The Company provides specialized technical services and maintenance, principally in support of BASE24 and its other product lines. Services and maintenance fees accounted for 48%, 47% and 48% of the Company's revenues during fiscal years 1996, 1995 and 1994, respectively.

THE ELECTRONIC PAYMENTS MARKET

    The electronic payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including ATM networks and retail merchant locations. The routing, control and settlement of electronic payments is a complex activity due to the large number of locations and variety of devices through which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. Increasingly, these activities are performed online and must be conducted 24 hours a day, 7 days a week.

    Electronic payments software carries transactions from the transaction generators to the acquiring institutions. The software then uses regional or national switches to access the card issuers for approval or denial of the transactions. The software returns messages to the sources, thereby completing the transactions. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. The electronic payments market has expanded both domestically and internationally.

PRODUCTS AND RELATED SERVICES

    The Company develops, markets and supports three product lines: (i) electronic payments software, (ii) network connectivity software and middleware and (iii) wholesale payments software. The Company generally grants non-exclusive, non-transferable, perpetual or monthly licenses which are computer, site or user specific.

  ELECTRONIC PAYMENTS SOFTWARE

    The Company has two electronic payments software product lines, BASE24 and TRANS24.

    BASE24. BASE24 is an integrated family of products marketed to customers operating electronic payment networks in the banking and retail industries. The modular architecture of the products enables customers to select the application and system components that are required to operate their networks.

    The Company believes that BASE24 has a more complete range of features and functions for electronic payments processing than products offered by its competitors. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and POS terminals, over 100 interchange interfaces and various authorization and reporting options. During fiscal years 1996, 1995 and 1994, the Company derived approximately 75%, 74% and 73%, respectively, of its revenues from licensing BASE24 products and related services, including maintenance fees.

    The BASE24 product line runs exclusively on Tandem computers. Tandem's parallel-processing environment offers fault-tolerance, linear expandability and distributed processing. The combination of features offered by BASE24 and Tandem are important characteristics in high volume, 24-hour per day electronic payment systems. The Company believes that equipment supplied by Tandem remains a widely accepted platform for transaction processing in the electronic payments market. There can be no assurance that Tandem will continue to achieve financial success or that its equipment will continue to be a widely accepted platform for this market.

    TRANS24. TRANS24 is a family of products, marketed principally in the banking industry, that runs on a variety of hardware platforms, including IBM mainframes, Stratus fault-tolerant computers and RISC/UNIX servers. During fiscal years 1996, 1995 and 1994, the Company derived 4%, 6% and 5%, respectively, of its revenues from TRANS24 product licensing and related services, including maintenance fees. The Company believes that the TRANS24 product line, utilizing a CICS middleware product, offers the Company an opportunity to achieve platform diversification.

    The TRANS24 electronic payment products support online processing of transactions in ATM or POS environments. These products have traditionally been marketed to smaller institutions than BASE24, and in certain international markets where Tandem has limited market share. The TRANS24-Card Manager and Settlement Manager products are also marketed to customers with BASE24, as they can be interfaced to BASE24 and represent value-added services necessary to operate an electronic payments solution effectively.

    The TRANS24 product line also includes a full range of cardholder and merchant processing facilities for mid-scale to large-scale credit card issuers, including consumer application processing, cardholder billing and accounting, merchant processing and accounting, and credit collection.

  NETWORK CONNECTIVITY SOFTWARE AND MIDDLEWARE

    The Company markets network connectivity software which involves a set of software tools that facilitate network integration. The Company has arranged with Insession, Inc. to distribute and support its System Network Architecture
(SNA) connectivity tool, known as ICE, which facilitates connectivity between Tandem and IBM computers. The Company has also developed NET24, a message-oriented middleware product that acts as the layer of software which manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. During fiscal years 1996, 1995 and 1994, the Company derived 13%, 12% and 14%, respectively, of its revenues from license fees and related services, including maintenance fees, for network connectivity software and middleware.

  WHOLESALE PAYMENTS SOFTWARE

    The Company markets two products for processing wholesale payments, Moneynet and CO-ach, both of which run on Tandem computers. Moneynet offers a range of features to generate, authorize, route, settle and control wire transfer transactions in a secure, fault-tolerant environment. It is primarily used domestically and is focused on the Fedwire market, the main interbank wire transfer market in the United States.

    The Company's wholesale payments product, CO-ach, represents a solution for initiating, controlling, settling and reporting ACH transactions. ACH transactions are electronic payments that replace traditional paper checks. CO-ach is targeted at large ACH originators with high transaction volumes. In addition to large domestic ACH originators, the Company is marketing CO-ach to international markets, where standards similar to those in the U.S. for automated check clearing are emerging. During fiscal years 1996, 1995 and 1994, the Company derived 5% of its revenues from the Moneynet and CO-ach product lines.

  SERVICES

    During fiscal years 1996, 1995 and 1994, the Company generated service revenues, exclusive of maintenance fees, of $40.8 million, $26.7 million and $22.5 million, respectively, or 25.6%, 22.6% and 23.3%, respectively, of total revenues. The Company offers three different services: technical services, project management and facilities management.

    TECHNICAL SERVICES. Technical services covers a variety of tasks including programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are priced on a weekly basis according to the level of technical expertise required and the duration of the project. During fiscal years 1996, 1995 and 1994, technical service revenue was $28.1 million, $19.2 million and $17.0 million, respectively.

    PROJECT MANAGEMENT. The Company offers a Project Management and Implementation Plan ("PMIP") which provides customers with a variety of support services, including on-site product integration reviews, project planning, training, custom software development, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. The Company offers additional services, if required, on a fee basis. PMIPs are offered for a fixed fee which varies based on the level and quantity of included support services. During fiscal years 1996, 1995 and 1994, PMIP and other support services revenue was $9.9 million, $4.4 million and $4.4 million, respectively.

    FACILITIES MANAGEMENT. The Company offers facilities management services whereby the Company operates a customer's electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement. During fiscal years 1996, 1995 and 1994, facilities management revenue was $2.8 million, $3.1 million and $1.0 million, respectively.

CUSTOMER SUPPORT

    The Company offers its customers both a general maintenance plan and an extended service option, called the Enhanced Support Program ("ESP"). Maintenance fees, including ESP, were $35.6 million, $29.2 million and $24.0 million, or 22.3%, 24.6% and 24.9% of total revenues, during fiscal years 1996, 1995 and 1994, respectively.

    MAINTENANCE. After software installation and project completion, the Company provides maintenance services to customers for a monthly fee ranging from 1.0% to 1.5% of the related software price. Virtually all new customers contract for maintenance. Maintenance is typically provided pursuant to a contract which has an initial one year term and thereafter renews automatically unless either party gives notice of its intent not to renew. Services which are provided under the maintenance contracts for the maintenance fee include:

    - Twenty-four hour hotline for problem resolution

    - Customer account management support

    - Vendor-required mandates and updates

    - Product documentation

    - Hardware operating system compatibility

    - User group membership

    Additionally, the Company provides new releases of its products on a periodic basis. Generally, new releases of the product, which may contain limited product enhancements, are included at no additional fee. However, the Company's agreements with its customers permit the Company to charge for certain product enhancements which are not provided as part of the maintenance agreement. The Company determines on a case-by-case basis for which of these enhancements it will charge an additional fee.

    The Company organizes user groups, generally around geographic regions and product lines. The groups help the Company determine its product strategy, development plans and aspects of customer support.

    ENHANCED SUPPORT PROGRAM. Each ESP customer is assigned an experienced technician to work with its system. The technicians perform functions such as:

    - Install and test software fixes

    - Retrofit customer specific software modifications ("RPQs") into new software releases

    - Answer questions and resolve problems related to RPQ code

    - Maintain a detailed RPQ history

    - Monitor customer problems on HELP24 hotline database on a priority basis

    - Supply on-site support, available upon demand

    - Perform an annual system review

CUSTOMERS

    The Company's typical customers are large financial institutions, retailers or third-party processors operating large, geographically-distributed electronic payment networks capable of capturing large volumes of transactions through many types of devices and accessing a variety of switches. At September 30, 1996, the Company's customer base includes 106 of the largest 500 banks in the world.

    The following table illustrates the distribution of the Company's customers by geographic region and industry segment as of September 30, 1996:

                                                      FINANCIAL                       PROCESSORS/
GEOGRAPHIC REGION                                   INSTITUTIONS      RETAILERS        NETWORKS          OTHER        TOTAL
-------------------------------------------------  ---------------  -------------  -----------------  -----------     -----
Americas.........................................           170              25               39              67          301
Europe, Middle East and Africa (EMEA)............            74              15               21              72          182
Asia/Pacific.....................................            61               2               12               7           82
                                                                             --               --
                                                            ---                                              ---          ---
    Total........................................           305              42               72             146          565
                                                                             --               --
                                                                             --               --
                                                            ---                                              ---          ---
                                                            ---                                              ---          ---

SALES AND MARKETING

    The Company's primary method of distribution is direct sales by employees assigned to specific regions. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is uneconomical to have a direct sales staff. As of September 30, 1996 the Company employed 108 people in direct sales, and had arrangements with 27 distributors and sales agents. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

    The Company's primary sales offices are located in Omaha, London, Singapore, Frankfurt, Toronto, Sao Paulo, Tokyo, Mexico City, Melbourne, Bahrain, Johannesburg and Oslo. The offices are responsible for direct and distributor or sales agent-facilitated sales for designated regions.

    The Company distributes the products of other vendors as complements to its existing product lines. The Company is typically responsible for sales and marketing as well as first line support. These agreements are generally for a period of two to three years and involve revenue sharing based on relative responsibilities.

RESEARCH AND DEVELOPMENT

    The Company's product development efforts focus on new products and improved versions of existing products. The Company believes that the timely development of new applications and enhancements is essential to maintain its competitive position in the market.

    In developing new products, the Company works closely with industry leaders to determine requirements. The Company works with device manufacturers, such as NCR and Interbold, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as VISA and MasterCard, to ensure compliance with new regulations or processing mandates. The Company works with platform vendors, such as Tandem and IBM, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

    The Company's research and development staff consisted of 238 employees as of September 30, 1996. The Company's total research and development expenses, excluding capitalized software development costs and purchased R&D, were $14.6 million, $12.5 million and $10.3 million during fiscal years 1996, 1995 and 1994, or 9.1%, 10.6% and 10.7% of total revenues, respectively.

BACKLOG

    As of September 30, 1996, the Company had non-recurring revenue backlog of $20.4 million in software license fees and $13.6 million in services. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period. As of September 30, 1995 and 1994, the Company had non-recurring revenue backlog of $17.1 million and $14.9 million, respectively, in software license fees and $12.0 million and $11.6 million, respectively, in services.

    As of September 30, 1996, the Company had recurring revenue backlog of $71.0 million. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues. As of September 30, 1995 and 1994, the Company had $53.1 million and 40.7 million, respectively, of recurring revenue backlog.

COMPETITION

    The electronic payments market is highly competitive. The Company's most significant competitors are Deluxe Data Systems, Inc. and S2 Systems, Inc. which also offer electronic payment products. In addition, the Company encounters competition from third-party processors and from vendors offering UNIX-based products. There is no single significant competitor in the international market.

    Installations of UNIX software solutions are increasing in the electronic payments market. Some vendors have either converted mainframe products to UNIX or developed products especially for UNIX. These products are generally unproven on large-scale networks and have tended to be used in smaller banks or in smaller systems. UNIX-based competitors represent a competitive challenge as the Company moves to market its products to smaller banks. The Company is addressing these challenges with UNIX-based versions of its TRANS24 product.

    As electronic payments transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company's efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their electronic payments product offerings from their competition.

    Competitive factors in the electronic payments market include breadth of product features, product quality and functionality, marketing and sales resources and customer service and support. Price has not historically been a significant factor in the market for the Company's products, although the Company expects that pricing pressures may increase in the future.

PROPRIETARY RIGHTS AND LICENSES

    The Company relies on a combination of trade secret and copyright laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company distributes its software products under software license agreements which typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work.

    Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available for the Company's products in certain foreign countries.

EMPLOYEES

    As of September 30, 1996 the Company had a total of 1,097 employees of whom 138 were engaged in administration, 203 in sales and marketing, 385 in software development and 371 in customer support. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates primarily in one industry segment, which includes the development, marketing and support of software products and services primarily focused on facilitating electronic payments and electronic commerce. See Note 13 to the Company's Consolidated Financial Statements for information relating to geographic regions.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                  AGE                                      POSITION
--------------------------------      ---      -------------------------------------------------------------------------
William E. Fisher...............          50   Chief Executive Officer, President and Director
David C. Russell................          48   Senior Vice President and Director
David P. Stokes.................          40   General Counsel and Secretary
Gregory J. Duman................          41   Chief Financial Officer and Treasurer
Jon L. Howe.....................          49   Chief Technical Officer
Edward H. Mangold...............          51   Senior Vice President -- Americas Region
Richard N. Launder..............          47   Senior Vice President -- EMEA Region
Thomas H. Boje..................          46   Vice President -- EMEA Region
Fred L. Grabher.................          45   Vice President -- Asia/Pacific Region
Mark R. Vipond..................          37   Vice President -- USSI
Stephen J. Royer................          38   Vice President -- Grapevine

    Mr. Fisher is President and Chief Executive Officer of TSA and Chief Executive Officer of ACI. Since joining ACI in 1987, he has served in various capacities, including Vice President of Financial Systems, Senior Vice President of Software and Services, Executive Vice President and Chief Operating Officer. Prior to joining ACI, he held the position of President for the Government Services Division of First Data Resources ("FDR"), an information processing company.

    Mr. Russell was appointed President of ACI in 1996. He joined ACI in 1989 serving as Vice President of Strategic Planning, later serving as Vice President of Customer Support, Senior Vice President of

Software and Services and Senior Vice President of the EFT Product Company. From 1984 to 1989, he held various operations and planning positions at FDR.

    Mr. Stokes was appointed General Counsel in 1991 after joining ACI as Assistant Counsel in 1988. Prior to joining ACI, he was a partner in a private law firm in Omaha.

    Mr. Duman joined ACI in 1983 as Director of Administration. He became Controller in 1985 and Vice President of Finance and Chief Financial Officer in 1991. From 1979 to 1983, he worked for Arthur Andersen & Co. as a certified public accountant.

    Mr. Howe joined ACI in 1984 as Manager of Systems Engineering. From 1984 to 1987, he managed the Engineering, Research and Product Development divisions within ACI. In 1987, he was appointed Chief Technical Officer of ACI. Prior to joining ACI, he was Senior Vice President at Financial Information Trust, a midwestern financial service bureau.

    Mr. Mangold joined ACI in 1987 and served in sales management positions prior to his appointment in 1990 as Senior Vice President of the Americas Region. From 1968 to 1987, he held various sales and management positions at Unisys, Inc.

    Mr. Grabher joined ACI in 1982 in the U.S. Sales Division. From 1982 to 1990, he held various positions including Director of Sales, Vice President of Product Marketing and Vice President of Emerging Technologies. He was appointed to Vice President of Sales for the Asia/Pacific Region in 1990. Prior to joining ACI, he was Vice President and Division Manager of Automated Customer Services with First National Bank in Lincoln, Nebraska. Mr. Grabher is based in Singapore.

    Mr. Vipond was named President of U.S. Software in January 1996. Since joining ACI in 1985, he has served in various capacities, including National Sales Manager of ACI Canada. From January 1992 to December 1995 he served as Vice President of the Emerging Technologies and Network Systems Divisions. Prior to joing ACI, he was a Systems Engineer at IBM.

    Mr. Boje was named Managing Director of ACIL for the EMEA region in October 1996. He joined ACI in 1983 as Director of Software Development. From 1983 through 1991 he held various positions, including Director of Customer Support and Vice President of Customer Services. From 1991 through 1993 he was an independent consultant in the EFT market, working on various domestic and international projects. Mr. Boje rejoined the Company in 1994 as Vice President of Business Development. Mr. Boje is based in London.

    Mr. Launder was named Chairman of ACIL in 1991. He joined ACI in 1989 as Managing Director of ACI Europe, a position he held until 1991. In 1991 he became Managing Director of ACIL. In 1993 he became Senior Vice President of TSA for the EMEA region. Prior to joining ACI, he held positions of Sales Director for Tandem and Director of Service Development for Andersen Consulting in the United Kingdom. Mr. Launder is based in London.

    Mr. Royer is President of Grapevine. He joined Grapevine in 1988 as Director of Sales and was named President in 1991. He became Vice President of TSA in September 1996. Prior to joining Grapevine, he held sales management positions at Software Alliance, ACI and IBM.

ITEM 2.  PROPERTIES

    The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in the years 1997 through 1999, with the principal lease terminating in fiscal 1999.

    The Company's EMEA operations are located in Watford, England. The leases for these facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009.

    The Company's USSI operations are located in Carter Lake, Iowa under a lease terminating in fiscal 1998.

    The Company's Canadian operations are located in Toronto, Canada. The lease for this facility expires in fiscal 2007.

    The Company's Asia/Pacific operations are located in Singapore, Japan and Australia under leases terminating in fiscal 1998, 1999 and 1998, respectively.

    In addition, the Company leases sales office space at various locations, the aggregate rental obligations of which are not material.

    The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 8 to the Company's Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    On June 7, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 1, 1996 to shareholders of record on June 17, 1996. All references in this document to number of shares, except authorized shares and treasury shares, and per share amounts have been restated to retroactively reflect the stock split.

    The Company's Common Stock is traded over-the-counter on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "TSAI". The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Class A Common Stock as reported by NASDAQ/NMS since the Company's Initial Public Offering on February 23, 1995.

1996                                           HIGH           LOW
----------------------------------------    ----------     ----------
First quarter...........................    $   16   7/8   $   12   1/2
Second quarter..........................        20   5/8       16   3/8
Third quarter...........................        34             19   7/8
Fourth quarter..........................        45   3/4       24   3/4


1995
----------------------------------------
Second quarter..........................    $   11   3/4   $    8   7/8
Third quarter...........................        13   3/8        9   3/8
Fourth quarter..........................        14             11   3/4

    On December 20, 1996, the last sale price of the Company's Class A Common Stock as reported by NASDAQ/NMS was $33.75 per share. There were 461 holders of record of the Company's Common Stock as of December 20, 1996.

DIVIDENDS

    The Company has not declared or paid cash dividends on its Common Stock since its incorporation. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the audited financial statements of the Company and ACI and ACIL (the "Predecessors").

    The selected financial data presented below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and its Predecessors, beginning on page 13 of this Report. The information below is not necessarily indicative of the results of future operations.

                                                                                                               PREDECESSORS
                                                                             COMPANY (2)                           (1)
                                                           ------------------------------------------------   --------------
                                                                                              NINE MONTHS      THREE MONTHS
                                                             YEAR ENDED       YEAR ENDED         ENDED            ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     DECEMBER 31,
                                                                1996             1995           1994 (3)           1993
                                                           --------------   --------------   --------------   --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software license fees..................................     $ 78,937         $58,028          $36,992          $ 7,956
  Maintenance fees.......................................       35,614          29,167           18,626            5,392
  Services...............................................       40,845          26,724           18,117            4,353
  Hardware, net..........................................        4,388           4,554            3,702            1,129
                                                           --------------   --------------   --------------   --------------
    Total revenues.......................................      159,784         118,473           77,437           18,830
                                                           --------------   --------------   --------------   --------------
Expenses:
  Cost of software license fees:
    Software costs.......................................       19,120          13,139            7,533            2,713
    Amortization of purchased software (4)...............        3,143           3,165            2,342            1,034
    Purchased contracts in progress (4)..................           --           2,956           12,398               --
  Cost of maintenance and services.......................       41,050          28,538           19,369            5,164
  Research and development:
    Research and development costs.......................       14,572          12,539            8,587            1,704
    Charge for purchased research and development (4)....           --              --           22,712               --
  Selling and marketing..................................       34,414          30,074           18,677            4,359
  General and administrative:
    General and administrative costs.....................       26,151          18,651           13,658            3,946
    Amortization of goodwill and purchased intangibles
      (4)................................................          656             344              834              816
                                                           --------------   --------------   --------------   --------------
      Total expenses.....................................      139,106         109,406          106,110           19,736
                                                           --------------   --------------   --------------   --------------
Operating income (loss)..................................       20,678           9,067          (28,673)            (906)
Other income (expense):
  Interest income........................................        1,914           1,077              416               91
  Interest expense.......................................         (235)         (1,751)          (3,058)             (34)
  Other income (expense).................................         (626)             13              172               --
                                                           --------------   --------------   --------------   --------------
    Total other..........................................        1,053            (661)          (2,470)              57
                                                           --------------   --------------   --------------   --------------
Income (loss) before income taxes........................       21,731           8,406          (31,143)            (849)
Benefit (provision) for income taxes.....................       (9,161)         (2,086)          (2,164)            (802)
                                                           --------------   --------------   --------------   --------------
Net income (loss) before extraordinary loss..............       12,570           6,320          (33,307)          (1,651)
Extraordinary loss related to early retirement of debt
 (4).....................................................           --          (2,750)              --               --
                                                           --------------   --------------   --------------   --------------
Net income (loss)........................................     $ 12,570         $ 3,570          $(33,307)        $(1,651)
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
Net income (loss) per common and equivalent share (5):
  Before extraordinary loss..............................     $    .47         $   .27          $ (1.62)
  Extraordinary loss.....................................           --            (.12)              --
                                                           --------------   --------------   --------------
  Net income (loss)......................................          .47             .15          $ (1.62)
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------
Shares used in per share computation (5).................       27,016          23,251           20,588
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------

BALANCE SHEET DATA:
  Working capital........................................     $ 41,017         $38,327          $ 2,024          $ 6,861
  Total assets...........................................      123,159         101,905           60,491           47,861
  Long-term obligations..................................        1,687             357           22,801              601
  Stockholders' equity (deficit).........................       76,450          60,356          (31,520)          28,940


                                                             YEAR ENDED       YEAR ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                1993             1992
                                                           --------------   --------------

STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software license fees..................................     $35,988          $31,823
  Maintenance fees.......................................      19,984           17,618
  Services...............................................      12,455           10,492
  Hardware, net..........................................       2,731            5,170
                                                           --------------   --------------
    Total revenues.......................................      71,158           65,103
                                                           --------------   --------------
Expenses:
  Cost of software license fees:
    Software costs.......................................       9,390            9,091
    Amortization of purchased software (4)...............       4,974            4,629
    Purchased contracts in progress (4)..................          --               --
  Cost of maintenance and services.......................      17,668           11,653
  Research and development:
    Research and development costs.......................       5,475            4,622
    Charge for purchased research and development (4)....          --               --
  Selling and marketing..................................      18,204           18,817
  General and administrative:
    General and administrative costs.....................      15,054           15,043
    Amortization of goodwill and purchased intangibles
      (4)................................................       3,268            3,142
                                                           --------------   --------------
      Total expenses.....................................      74,033           66,997
                                                           --------------   --------------
Operating income (loss)..................................      (2,875)          (1,894)
Other income (expense):
  Interest income........................................         212              398
  Interest expense.......................................        (137)            (112)
  Other income (expense).................................          --              470
                                                           --------------   --------------
    Total other..........................................          75              756
                                                           --------------   --------------
Income (loss) before income taxes........................      (2,800)          (1,138)
Benefit (provision) for income taxes.....................      (1,590)          (1,161)
                                                           --------------   --------------
Net income (loss) before extraordinary loss..............      (4,390)          (2,299)
Extraordinary loss related to early retirement of debt
 (4).....................................................          --               --
                                                           --------------   --------------
Net income (loss)........................................     $(4,390)         $(2,299)
                                                           --------------   --------------
                                                           --------------   --------------
Net income (loss) per common and equivalent share (5):
  Before extraordinary loss..............................
  Extraordinary loss.....................................

  Net income (loss)......................................

Shares used in per share computation (5).................

BALANCE SHEET DATA:
  Working capital........................................     $13,879          $11,379
  Total assets...........................................      57,286           60,024
  Long-term obligations..................................         672            1,002
  Stockholders' equity (deficit).........................      39,099           43,669

------------------------------

(1) The Company was formed on November 2, 1993 for the purpose of acquiring all of the outstanding capital stock of ACI and ACIL from Tandem. ACI and ACIL were acquired on December 31, 1993. On January 3, 1994, the Company acquired all of the outstanding common stock of USSI. See Note 3 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(2) The statements of operations data after January 1, 1994 are not comparable to data for prior periods due to the effects of the acquisition of the Predecessors. The acquisition was accounted for as a purchase and the financial statements since the date of the acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. See Note 3 to the Company's Consolidated Financial Statements.

(3) The financial data for the nine months ended September 30, 1994 represents the results of operations of the Company for the periods from inception (November 2, 1993) through September 30, 1994. The Company did not have substantive operations prior to the December 31, 1993 acquisition of ACI and ACIL.

(4) These expenses are the result of certain one-time or acquisition related expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(5) Net income (loss) per common and equivalent share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was formed on November 2, 1993 for the purpose of acquiring all of the outstanding capital stock of ACI and ACIL from Tandem. ACI and ACIL were acquired on December 31, 1993. On January 3, 1994, the Company acquired all of the outstanding common stock of USSI. The acquisitions of ACI, ACIL and USSI are hereafter referred to as the "Acquisitions". As a result of the Acquisitions, the Company incurred certain one-time or acquisition related expenses in fiscal 1996, 1995 and 1994. These acquisition related charges included, among others, charges for purchased research and development, purchased contracts in progress, purchased software and goodwill amortization. These expenses are hereafter referred to as the "Acquisition Charges".

    On June 3, 1996, the Company acquired substantially all of the net assets of TXN. The acquisition was accounted for as a purchase.

    On September 13, 1996, the Company and Grapevine entered into a share exchange agreement which resulted in Grapevine becoming a wholly-owned subsidiary of the Company. The share exchange was accounted for as a pooling of interests. The Company's financial statements have been restated to include the results of Grapevine for all periods presented.

    For purposes of the following discussion and analysis, the results of operations of the Predecessors for the three months ended December 31, 1993 have been combined with the results of operations of the Company for the nine months ended September 30, 1994 by adding the corresponding items without adjustment. This computation was done to permit useful comparison between the aggregated twelve months ended September 30, 1996, 1995 and 1994. The combined results of operations for the twelve months ended September 30, 1994 includes nine months of operations of USSI.

    The Company provides electronic payments software and related services. During fiscal 1996, 1995 and 1994, 56%, 51% and 49%, respectively, of total revenues resulted from international operations. The Company derived approximately 75%, 74% and 73%, respectively, of its revenues for those same periods from licensing its BASE24 family of software products and providing related services and maintenance. Although the Company believes that the majority of its revenues will continue to come from its existing BASE24 and TRANS24 products over the next several years, the Company has developed and is currently developing other software products and related services. These products are in the areas of network connectivity, middleware, remote banking and ACH.

    The following table summarizes revenues by geographic region:

                                                     TWELVE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------
                                                       1996       1995        1994
                                                     ---------  ---------  -----------
(IN THOUSANDS)                                                             (COMBINED)
Americas...........................................  $  91,061  $  75,624   $  60,196
EMEA...............................................     47,267     31,264      26,363
Asia/Pacific.......................................     21,456     11,585       9,708
                                                     ---------  ---------  -----------
  Total revenues...................................  $ 159,784  $ 118,473   $  96,267
                                                     ---------  ---------  -----------
                                                     ---------  ---------  -----------

    See Note 13 to the Company's Consolidated Financial Statements for additional information relating to geographic regions.

    PRODUCT PRICING. The Company typically charges a one-time, paid-up-front fee ("PUF") for perpetual usage or an ongoing monthly licensing fee ("MLF") for month-to-month usage of its software products. Under a PUF arrangement, substantially all revenue related to the transaction is recognized when the software is installed (because the customer does not have the ability to cancel the contract), while under an MLF arrangement, the revenue is recognized on a monthly basis (because the customer typically has the ability to cancel its contract at any time). Consequently, under an MLF contract, revenue recognition and cash flow are deferred. A key component of the Company's strategy is to continue to seek to increase MLF revenue. MLF revenue amounted to $20.9 million, $13.1 million and $6.6 million, in fiscal 1996, 1995 and 1994, respectively. PUF revenue, including software modification fees, amounted to $58.0 million, $44.9 million and $38.1 million, in fiscal 1996, 1995 and 1994, respectively.

    HARDWARE REVENUES. The Company has a written agreement with Tandem whereby Tandem pays commissions to the Company when the Company can demonstrate that a customer's purchase of its software resulted in that customer's purchase of hardware from Tandem. The commissions are determined as a percentage of Tandem's related hardware revenue. Generally, if a customer's transaction volume increases and the increase necessitates the purchase of additional hardware or an upgrade of its hardware platform, Tandem pays the Company additional commissions on the related hardware sale to the customer. The level of hardware commissions earned by the Company varies from year to year due to timing of customer purchases, introduction of new lines of hardware, and changing prices of hardware. Hardware prices continue to decline and could result in lower hardware commission revenues to the Company in future years. Commissions from Tandem amounted to $4.4 million, $4.6 million and $3.7 million in fiscal 1996, 1995 and 1994, respectively.

    PUBLIC OFFERINGS. The Company completed an initial public offering (IPO) in March 1995. The Company sold 4,825,000 shares of Class A Common Stock resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $32.3 million. The Company used $25.8 million of the IPO proceeds to repay all outstanding bank indebtedness (the "Indebtedness"). Upon repayment of the Indebtedness, the Company incurred an extraordinary loss of $2.7 million for the writeoff of debt issuance costs of $1.1 million and original issue discount of $1.6 million. In August 1995, the Company completed the issuance of an additional 2,000,000 shares of Class A Common Stock through a public offering, resulting in net proceeds, after deducting the underwriting discount and offering expenses, of approximately $22.4 million.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data and the percentage of total revenues of the Company and its Predecessors for the periods indicated:

                                                                         TWELVE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------------------
                                                                1996                    1995                    1994
                                                       ----------------------  ----------------------  ----------------------
                                                                     % OF                    % OF                    % OF
(DOLLARS IN THOUSANDS)                                  AMOUNT      REVENUE     AMOUNT      REVENUE     AMOUNT      REVENUE
                                                       ---------  -----------  ---------  -----------  ---------  -----------
                                                                                                             (COMBINED)
Revenues:
  Software license fees..............................  $  78,937        49.4%  $  58,028        49.0%  $  44,948        46.7%
  Maintenance fees...................................     35,614        22.3      29,167        24.6      24,018        25.0
  Services...........................................     40,845        25.6      26,724        22.6      22,470        23.3
  Hardware, net......................................      4,388         2.7       4,554         3.8       4,831         5.0
                                                       ---------       -----   ---------       -----   ---------       -----
      Total revenues.................................    159,784       100.0     118,473       100.0      96,267       100.0
                                                       ---------       -----   ---------       -----   ---------       -----
Expenses:
  Cost of software license fees:
    Software costs...................................     19,120        12.0      13,139        11.1      10,246        10.6
    Amortization of purchased software...............      3,143         2.0       3,165         2.6       3,376         3.5
    Purchased contracts in progress..................         --          --       2,956         2.5      12,398        12.9
  Cost of maintenance and services...................     41,050        25.7      28,538        24.1      24,533        25.5
  Research and development:
    Research and development costs...................     14,572         9.1      12,539        10.6      10,291        10.7
    Charge for purchased research and development....         --          --          --          --      22,712        23.6
  Selling and marketing..............................     34,414        21.5      30,074        25.4      23,036        23.9
  General and administrative:
    General and administrative costs.................     26,151        16.4      18,651        15.7      17,604        18.3
    Amortization of goodwill and purchased
      intangibles....................................        656         0.4         344         0.3       1,650         1.7
                                                       ---------       -----   ---------       -----   ---------       -----
      Total expenses.................................    139,106        87.1     109,406        92.3     125,846       130.7
                                                       ---------       -----   ---------       -----   ---------       -----
Operating income (loss)..............................     20,678        12.9       9,067         7.7     (29,579)      (30.7)
Other income (expense):
  Interest income....................................      1,914         1.2       1,077         0.9         507         0.5
  Interest expense...................................       (235)       (0.1)     (1,751)       (1.5)     (3,092)       (3.2)
  Other income.......................................       (626)       (0.4)         13         0.0         172         0.2
                                                       ---------       -----   ---------       -----   ---------       -----
      Total other....................................      1,053         0.7        (661)       (0.6)     (2,413)       (2.5)
                                                       ---------       -----   ---------       -----   ---------       -----
Income (loss) before income taxes....................     21,731        13.6       8,406         7.1     (31,992)      (33.2)
Provision for income taxes...........................     (9,161)       (5.7)     (2,086)       (1.8)     (2,966)       (3.1)
                                                       ---------       -----   ---------       -----   ---------       -----
Net income (loss) before extraordinary loss..........     12,570         7.9       6,320         5.3     (34,958)      (36.3)
Extraordinary loss related to early retirement of
  debt...............................................         --          --      (2,750)       (2.3)         --          --
                                                       ---------       -----   ---------       -----   ---------       -----
Net income (loss)....................................  $  12,570         7.9%  $   3,570         3.0%  $ (34,958)      (36.3)%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----

    REVENUES. Total revenues for fiscal 1996 increased 34.9% or $41.3 million over fiscal 1995. Of this increase, $20.9 million of the growth resulted from a 36.0% increase in software license fee revenue, $14.1 million from a 52.8% increase in services revenue and $6.4 million from a 22.1% increase in maintenance fee revenue.

    Total revenues for fiscal 1995 increased 23.1% or $22.2 million over fiscal 1994. Of this increase, $13.1 million of the growth resulted from a 29.1% increase in software license fee revenue, $4.3 million from a 18.9% increase in services revenue and $5.1 million from a 21.4% from increase in maintenance fee revenue.

    The growth in software license fee revenue in both fiscal 1996 and 1995 is the result of increased demand for the Company's BASE24 products and a continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of EFT transaction volume and the growing complexity of

EFT payment systems. MLF revenue was $20.9 million, $13.1 million and $6.6 in fiscal 1996, 1995 and 1994, respectively.

    The growth in service revenue in both fiscal 1996 and 1995 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

    The increase in maintenance fee revenue in both fiscal 1996 and 1995 is a result of the continued growth of the installed base of the Company's software products.

    EXPENSES. Total operating expenses for fiscal 1996 increased 27.1% or $29.7 million over fiscal 1995. Total operating expenses for fiscal 1995 decreased 13.1% or $16.4 million over fiscal 1994. The primary reason for the overall increase in operating expenses during fiscal 1996 is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) was 1,272, 1,040 and 837 at September 30, 1996, 1995 and 1994, respectively. The decrease in total operating expenses in fiscal 1995 as compared to fiscal 1994 is primarily due to a decrease in the Acquisition charges which were offset, in part, by higher labor costs associated with increases in staff.

    The Company's operating margin (excluding the Acquisition charges of $3.3 million, $6.5 million and $40.1 million for fiscal 1996, 1995 and 1994, respectively) was 15.0%, 13.1% and 11.0% in fiscal 1996, 1995 and 1994, respectively. These improvements are primarily due to increased demand for the Company's products and the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees).

    The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) was 60.4%, 62.2% and 60.4% in fiscal 1996, 1995 and 1994, respectively. The decline in gross margin during fiscal 1996 is primarily due to the accelerated growth in services business which typically has a lower gross margin than software license fees which was offset, in part, by the impact of additional MLF revenue. The increase in gross margin during fiscal 1995 is due primarily to the impact of additional MLF revenue.

    Research and development (R&D) costs as a percentage of total revenues were 9.1%, 10.6% and 34.3% in fiscal 1996, 1995 and 1994, respectively. R&D costs in fiscal 1994 include a one-time charge for purchased research and development associated with the Acquisitions. R&D costs, excluding the charge for purchased R&D, for fiscal 1994 were 10.7% of revenue. The majority of R&D costs have been charged to expense as incurred with the capitalization of software costs amounting to approximately $1.2 million per year. The Company expects R&D costs to remain relatively constant as a percentage of revenues.

    Selling and marketing costs as a percentage of total revenues were 21.5%, 25.4% and 23.9% in fiscal 1996, 1995 and 1994, respectively. The decrease in 1996 is due primarily to higher levels of services revenue and backlog which typically has a lower level of sales commission expense associated with it. The increase in 1995 is due primarily to an investment in sales personnel to pursue business opportunities in the EFT market place.

    General and administrative costs as a percentage of total revenues were 16.8%, 16.0% and 20.0% in fiscal 1996, 1995 and 1994. The 1996 increase is due primarily to the hiring of additional staff to support the Company's growth. The 1995 decrease is due to the Company's emphasis on cost controls and the decrease in Acquisition costs.

    EBITDA. The Company's earnings before interest, income taxes, depreciation and amortization (EBITDA) was $30.6 million, $20.9 million and $16.5 million for fiscal 1996, 1995 and 1994, respectively. These increases are attributable to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

    OTHER INCOME AND EXPENSE. Other income and expense consists primarily of interest income derived from short-term investments and interest expense on indebtedness. The growth in interest income is due to the investment of a portion of the public offering proceeds received in March and August of 1995. The decrease in interest expense is due to the repayment of the Indebtedness out of the proceeds of the Company's March 1995 public offering.

    EXTRAORDINARY LOSS. Upon repayment of the Indebtedness, the Company incurred an extraordinary loss of $2.7 million for the write-off of debt issuance costs of $1.1 million and original issue discount of $1.6 million.

    INCOME TAXES. The Company had an effective tax rate of 42.2% for fiscal 1996 as compared to 36.9% for fiscal 1995. The increase in the effective tax rate is principally the result of deferred tax assets which were recognized in fiscal 1995 which reduced the effective tax rate for that year with no corresponding recognition of deferred tax assets in fiscal 1996. During fiscal 1994, the Company had a pre-tax loss but still had a tax provision. This was the result of the Company expensing withholding taxes paid on remittances to the United States for software license fees. These foreign withholding taxes were expensed in fiscal 1994 because, at that time, realization of these taxes as a credit was not assured.

    As of September 30, 1996, the Company has deferred tax assets of approximately $12.4 million and deferred tax liabilities of $0.7 million. Each year, the Company evaluates its historical operating results as well as its projections for the next 24 months to determine the realizability of the deferred tax assets. This analysis indicated that $4.4 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $8.0 million as of September 30, 1996.

BACKLOG

    As of September 30, 1996 and 1995, the Company had non-recurring revenue backlog of $20.4 million and $17.1 million in software license fees and $13.6 million and $12.0 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

    As of September 30, 1996 and 1995, the Company had recurring revenue backlog of $71.0 million and $53.1 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

SELECTED QUARTERLY INFORMATION

    The following table sets forth certain unaudited financial data for each of the quarters within fiscal years 1996, 1995 and 1994. This information has been derived from the Company's Consolidated Financial Statements and the financial statements of its Predecessors, and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                   COMPANY
                                  --------------------------------------------------------------------------
                                                                QUARTER ENDED
                                  --------------------------------------------------------------------------
                                   SEP.
                                    30,    JUNE 30,   MARCH 31,   DEC. 31,   SEP. 30,   JUNE 30,   MARCH 31,
(IN THOUSANDS)                     1996      1996       1996        1995       1995       1995       1995
                                  -------  --------   ---------   --------   --------   --------   ---------
Revenues:
  Software license fees.........  $22,733  $19,969     $19,018    $17,217    $18,084    $14,386     $13,108
  Maintenance fees..............   9,725     9,068       8,412      8,409      7,559      7,545       7,260
  Services......................  11,991    11,067       9,169      8,618      7,286      7,012       6,250
  Hardware, net.................   1,109       977       1,063      1,239      1,271      1,200       1,033
                                  -------  --------   ---------   --------   --------   --------   ---------
      Total revenues............  45,558    41,081      37,662     35,483     34,200     30,143      27,651
                                  -------  --------   ---------   --------   --------   --------   ---------
Expenses:
  Cost of software license fees:
    Software costs..............   5,171     5,173       4,871      3,905      4,059      2,829       2,892
    Amortization of purchased
      software..................     787       783         785        788        791        792         790
    Purchased contracts in pro-
      gress.....................      --        --          --         --         --         --         631
  Cost of maintenance and ser-
    vices.......................  12,052    10,790       9,437      8,771      8,080      7,493       6,696
  Research and development:
    Research and development
      costs.....................   3,796     3,450       3,788      3,537      3,550      3,630       2,767
    Charge for purchased
      research and development..      --        --          --         --         --         --          --
  Selling and marketing.........   9,832     8,314       7,864      8,404      9,074      7,559       7,002
  General and administrative:
    General and administrative
      costs.....................   7,284     7,094       6,079      5,695      4,786      4,502       4,685
    Amortization of goodwill and
      purchased intangibles.....     204       157         145        150         50         50         103
                                  -------  --------   ---------   --------   --------   --------   ---------
      Total expenses............  39,126    35,761      32,969     31,250     30,390     26,855      25,566
                                  -------  --------   ---------   --------   --------   --------   ---------
Operating income (loss).........   6,432     5,320       4,693      4,233      3,810      3,288       2,085
Other income (expense):
  Interest income...............     334       444         568        568        458        283         185
  Other.........................    (446 )     (99)        (51)       (30)       (86)        58         149
  Interest expense..............     (53 )     (54)        (84)       (44)       (49)       (41)       (703)
                                  -------  --------   ---------   --------   --------   --------   ---------
      Total other...............    (165 )     291         433        494        323        300        (369)
                                  -------  --------   ---------   --------   --------   --------   ---------
Income (loss) before income
 taxes..........................   6,267     5,611       5,126      4,727      4,133      3,588       1,716
Benefit (provision) for income
 taxes..........................  (2,876 )  (2,392)     (2,095)    (1,798)    (1,394)      (730)        547
                                  -------  --------   ---------   --------   --------   --------   ---------
Net income (loss) before
 extraordinary loss.............   3,391     3,219       3,031      2,929      2,739      2,858       2,263
Extraordinary loss related to
 early retirement of debt.......      --        --          --         --         --         --      (2,750)
                                  -------  --------   ---------   --------   --------   --------   ---------
Net income (loss)...............  $3,391   $ 3,219     $ 3,031    $ 2,929    $ 2,739    $ 2,858     $  (487)
                                  -------  --------   ---------   --------   --------   --------   ---------
                                  -------  --------   ---------   --------   --------   --------   ---------

                                                                                 PREDECESSORS
                                                                                 ------------
                                  DEC. 31,   SEP. 30,   JUNE 30,   MARCH 31,       DEC. 31,
(IN THOUSANDS)                      1994       1994       1994       1994            1993
                                  --------   --------   --------   ---------     ------------
Revenues:
  Software license fees.........  $12,439    $13,766    $12,912    $ 10,311        $ 7,956
  Maintenance fees..............    6,803      6,360      6,178       6,070          5,392
  Services......................    6,187      6,421      5,787       5,301          4,353
  Hardware, net.................    1,050        814        979       1,909          1,129
                                  --------   --------   --------   ---------     ------------
      Total revenues............   26,479     27,361     25,856      23,591         18,830
                                  --------   --------   --------   ---------     ------------
Expenses:
  Cost of software license fees:
    Software costs..............    3,359      2,464      2,642       2,376          2,713
    Amortization of purchased
      software..................      792        785        779         778          1,034
    Purchased contracts in pro-
      gress.....................    2,325      3,550      3,222       5,626             --
  Cost of maintenance and ser-
    vices.......................    6,269      6,993      6,391       5,845          5,164
  Research and development:
    Research and development
      costs.....................    2,592      2,892      2,882       2,689          1,704
    Charge for purchased
      research and development..       --         --         --      22,712             --
  Selling and marketing.........    6,439      6,779      6,063       5,637          4,359
  General and administrative:
    General and administrative
      costs.....................    4,678      4,596      4,552       4,359          3,946
    Amortization of goodwill and
      purchased intangibles.....      141        140        555         139            816
                                  --------   --------   --------   ---------     ------------
      Total expenses............   26,595     28,199     27,086      50,161         19,736
                                  --------   --------   --------   ---------     ------------
Operating income (loss).........     (116)      (838)    (1,230)    (26,570)          (906)
Other income (expense):
  Interest income...............      151        177        134         105             91
  Other.........................     (108)      (331)       349         154             --
  Interest expense..............     (958)      (963)    (1,036)     (1,056)           (34)
                                  --------   --------   --------   ---------     ------------
      Total other...............     (915)    (1,117)      (553)       (797)            57
                                  --------   --------   --------   --------- --  ------------
Income (loss) before income
 taxes..........................   (1,031)    (1,955)    (1,783)    (27,367)          (849)
Benefit (provision) for income
 taxes..........................     (509)      (982)      (664)       (533)          (802)
                                  --------   --------   --------   ---------     ------------
Net income (loss) before
 extraordinary loss.............   (1,540)    (2,937)    (2,447)    (27,900)        (1,651)
Extraordinary loss related to
 early retirement of debt.......       --         --         --          --             --
                                  --------   --------   --------   ---------     ------------
Net income (loss)...............  $(1,540)   $(2,937)   $(2,447)   $(27,900)       $(1,651)
                                  --------   --------   --------   ---------     ------------
                                  --------   --------   --------   ---------     ------------

    LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company had working capital of $41.0 million, cash and cash equivalents of $31.5 million and a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1997.

    For the year ended September 30, 1996, the Company's cash flow from operations amounted to $17.8 million and cash used in investing activities amounted to $22.8 million.

    In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. On October 2, 1995, the Company acquired the capital stock of a German software company for $3.4 million. The acquisition was accounted for under the purchase accounting method and was financed with existing cash and future payments to the sellers.

    On January 24, 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the term of the Company's ICE distribution rights was extended to September 2001. In addition, the Company has loaned Insession $4.0 million under promissory notes and acquired a 7.5% minority interest in Insession for $1.5 million.

    On June 3, 1996, the Company acquired substantially all of the net assets of TXN Solution Integrators (TXN) for $3.6 million in cash and the assumption of certain liabilities of TXN. The acquisition was accounted for under the purchase accounting method and was financed with existing cash.

    In August 1995, the Company entered into a transaction with a start-up transaction processing business whereby it agreed to extend to the start-up venture a $2.5 million credit facility and obtained the right to acquire the start-up venture. During fiscal 1996, the Company increased the credit facility to $3.6 million. During fiscal 1996 and 1995, the start-up venture borrowed $500,000 and $3.1 million, respectively, under the credit facility.

    On September 13, 1996, the Company acquired Grapevine in exchange for 380,441 shares of the Company's Class A Common Stock.

    On October 8, 1996, the Company acquired OSSI in exchange for 210,000 shares of the Company's Class A Common Stock.

    Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

  Report of Independent Public Accountants................................    22

  Consolidated Balance Sheets as of September 30, 1996 and 1995...........    23

  Consolidated Statements of Operations for the years ended September 30,
    1996 and 1995 and for the period from Inception (November 2, 1993)
    through September 30, 1994............................................    24

  Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1996 and 1995 and for the period from Inception
    (November 2, 1993) through September 30, 1994.........................    25

  Consolidated Statements of Cash Flows for the years ended September 30,
    1996 and 1995 and for the period from Inception (November 2, 1993)
    through September 30, 1994............................................    26

  Notes to Consolidated Financial Statements..............................    27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and 1995 and for the period from inception (November 2, 1993) through September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1995 and for the period from inception (November 2, 1993) through September 30, 1994, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 31, 1996

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1996        1995
                                                                                           ----------  ----------
                                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $   31,546  $   35,511
  Receivables, net.......................................................................      49,135      40,284
  Deferred income taxes..................................................................       4,348       2,732
  Other..................................................................................       1,010         992
                                                                                           ----------  ----------
    Total current assets.................................................................      86,039      79,519
Property and equipment, net..............................................................      13,001       9,717
Software, net............................................................................       5,424       6,741
Intangible assets, net...................................................................       7,236       2,027
Installment receivables..................................................................       1,593       1,505
Investment and notes receivable..........................................................       8,105         500
Other....................................................................................       1,761       1,896
                                                                                           ----------  ----------
    Total assets.........................................................................  $  123,159  $  101,905
                                                                                           ----------  ----------
                                                                                           ----------  ----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt......................................................  $    1,147  $      480
  Current portion of capital lease obligations...........................................         342         456
  Accounts payable.......................................................................       8,322       5,070
  Accrued employee compensation..........................................................       5,210       4,564
  Accrued liabilities....................................................................       7,631       7,526
  Income taxes...........................................................................       4,383       3,562
  Deferred revenue.......................................................................      17,987      19,534
                                                                                           ----------  ----------
    Total current liabilities............................................................      45,022      41,192
Long-term debt...........................................................................       1,431          --
Capital lease obligations................................................................         256         357
                                                                                           ----------  ----------
    Total liabilities....................................................................      46,709      41,549
                                                                                           ----------  ----------
Commitments and contingencies (Note 8)

Redeemable Convertible Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 1996 and 1995...........................

Redeemable Convertible Class B Common Stock and Warrants, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 1996 and 1995.....

Stockholders' equity (1995 shares are before the effect of the two-for-one stock split in
  June 1996):
  Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 23,740,766 and
    11,493,760 shares issued at September 30, 1996 and 1995, respectively................         119          58
  Class B Common Stock, $.005 par value; 5,000,000 shares authorized; 2,171,252 and
    1,485,626 shares issued and outstanding at September 30, 1996 and 1995,
    respectively.........................................................................          11           7
  Additional paid-in capital.............................................................      96,062      92,721
  Accumulated translation adjustments....................................................        (236)       (354)
  Accumulated deficit....................................................................     (19,494)    (32,064)
  Treasury stock, at cost, 845 shares at September 30, 1996 and 1995.....................         (12)        (12)
                                                                                           ----------  ----------
    Total stockholders' equity...........................................................      76,450      60,356
                                                                                           ----------  ----------
    Total liabilities and stockholders' equity...........................................  $  123,159  $  101,905
                                                                                           ----------  ----------
                                                                                           ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FOR THE PERIOD
                                                                                                  FROM INCEPTION
                                                                                                   (NOVEMBER 2,
                                                                     YEAR ENDED SEPTEMBER 30,     1993) THROUGH
                                                                  ------------------------------  SEPTEMBER 30,
                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------
Revenues:
  Software license fees.........................................   $     78,937    $     58,028    $     36,992
  Maintenance fees..............................................         35,614          29,167          18,626
  Services......................................................         40,845          26,724          18,117
  Hardware, net.................................................          4,388           4,554           3,702
                                                                  --------------  --------------  --------------
      Total revenues............................................        159,784         118,473          77,437
                                                                  --------------  --------------  --------------
Expenses:
  Cost of software license fees:
    Software costs..............................................         19,120          13,139           7,533
    Amortization of purchased software..........................          3,143           3,165           2,342
    Purchased contracts in progress.............................             --           2,956          12,398
  Cost of maintenance and services..............................         41,050          28,538          19,369
Research and development:
  Research and development costs................................         14,572          12,539           8,587
  Charge for purchased research and development.................             --              --          22,712
Selling and marketing...........................................         34,414          30,074          18,677
General and administrative:
  General and administrative costs..............................         26,151          18,651          13,658
  Amortization of goodwill and purchased intangibles............            656             344             834
                                                                  --------------  --------------  --------------
      Total expenses............................................        139,106         109,406         106,110
                                                                  --------------  --------------  --------------
Operating income (loss).........................................         20,678           9,067         (28,673)
                                                                  --------------  --------------  --------------
Other income (expense):
  Interest income...............................................          1,914           1,077             416
  Interest expense..............................................           (235)         (1,751)         (3,058)
  Other.........................................................           (626)             13             172
                                                                  --------------  --------------  --------------
      Total other...............................................          1,053            (661)         (2,470)
                                                                  --------------  --------------  --------------
Income (loss) before income taxes...............................         21,731           8,406         (31,143)
Provision for income taxes......................................         (9,161)         (2,086)         (2,164)
                                                                  --------------  --------------  --------------
      Net income (loss) before extraordinary loss...............         12,570           6,320         (33,307)
Extraordinary loss related to early retirement of debt..........             --          (2,750)             --
                                                                  --------------  --------------  --------------
      Net income (loss).........................................   $     12,570    $      3,570    $    (33,307)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

Net income (loss) per common and equivalent share:
  Before extraordinary loss.....................................          $0.47           $0.27          $(1.62 )
  Extraordinary loss............................................             --           (0.12 )            --
                                                                  --------------  --------------  --------------
      Net income (loss).........................................          $0.47           $0.15          $(1.62 )
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

Weighted average shares outstanding.............................         27,016          23,251          20,588
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                     CLASS B     ADDITIONAL     ACCUMULATED
                                                      CLASS A        COMMON        PAID-IN      TRANSLATION     ACCUMULATED
                                                   COMMON STOCK       STOCK        CAPITAL      ADJUSTMENTS       DEFICIT
                                                   -------------  -------------  -----------  ---------------  -------------
Balance, at inception (November 2, 1993), as
  previously reported............................    $      --      $      --     $      --      $      --       $      --
Adjustment for Grapevine Systems, Inc. pooling of
  interests......................................            2             --            80             --             576
                                                         -----            ---    -----------        ------     -------------
Balance, at inception, (November 2, 1993), as
  restated.......................................            2             --            80             --             576
Issuance of 1,250,000 shares of Class A Common
  Stock for cash.................................            6             --         3,119             --              --
PIK dividends for Redeemable Convertible
  Preferred Stock................................           --             --            --             --          (1,175)
Accretion of Redeemable Convertible Preferred
  Stock..........................................           --             --            --             --            (243)
Accretion of Redeemable Convertible Class B
  Common Stock and Warrants......................           --             --            --             --            (459)
Net loss.........................................           --             --            --             --         (33,307)
Translation adjustments..........................           --             --            --           (102)             --
                                                         -----            ---    -----------        ------     -------------
Balance, September 30, 1994......................            8             --         3,199           (102)        (34,608)
PIK dividends for Redeemable Convertible
  Preferred Stock................................           --             --            --             --            (649)
Accretion of Redeemable Convertible Preferred
  Stock..........................................           --             --            --             --            (133)
Accretion of Redeemable Convertible Class B
  Common Stock and Warrants......................           --             --            --             --            (244)
Sale of Class A Common Stock pursuant to initial
  public offering, net of issuance costs.........           12             --        32,240             --              --
Conversion of Redeemable Convertible Preferred
  Stock to Common Stock pursuant to initial
  public offering................................           23              9        27,483             --              --
Termination of redemption rights of Convertible
  Class B Common Stock pursuant to initial public
  offering.......................................            8             --         5,468             --              --
Exercise of Class A Common Stock Warrants........           --             --         1,754             --              --
Sale of Class A Common Stock pursuant to public
  offering, net of issuance costs................            7             (2)       22,419             --              --
Purchase of 845 shares of Class A Common Stock...           --             --            --             --              --
Exercise of stock options........................           --             --           158             --              --
Net income.......................................           --             --            --             --           3,570
Translation adjustments..........................           --             --            --           (252)             --
                                                         -----            ---    -----------        ------     -------------
Balance, September 30, 1995......................           58              7        92,721           (354)        (32,064)
Two-for-one stock split..........................           56              8           (64)            --              --
Sale of Class A Common Stock pursuant to Employee
  Stock Purchase Plan............................           --             --           355             --              --
Conversion of Class B Common Stock to Class A
  Common Stock...................................            4             (4)           --             --              --
Exercise of stock options........................            1             --         1,077             --              --
Tax benefit of stock options exercised...........           --             --         1,973             --              --
Net income.......................................           --             --            --             --          12,570
Translation adjustments..........................           --             --            --            118              --
                                                         -----            ---    -----------        ------     -------------
Balance, September 30, 1996......................    $     119      $      11     $  96,062      $    (236)      $ (19,494)
                                                         -----            ---    -----------        ------     -------------
                                                         -----            ---    -----------        ------     -------------


                                                     TREASURY
                                                       STOCK        TOTAL
                                                   -------------  ---------
Balance, at inception (November 2, 1993), as
  previously reported............................    $      --    $      --
Adjustment for Grapevine Systems, Inc. pooling of
  interests......................................           --          658
                                                         -----    ---------
Balance, at inception, (November 2, 1993), as
  restated.......................................           --          658
Issuance of 1,250,000 shares of Class A Common
  Stock for cash.................................           --        3,125
PIK dividends for Redeemable Convertible
  Preferred Stock................................           --       (1,175)
Accretion of Redeemable Convertible Preferred
  Stock..........................................           --         (243)
Accretion of Redeemable Convertible Class B
  Common Stock and Warrants......................           --         (459)
Net loss.........................................           --      (33,307)
Translation adjustments..........................           --         (102)
                                                         -----    ---------
Balance, September 30, 1994......................           --      (31,503)
PIK dividends for Redeemable Convertible
  Preferred Stock................................           --         (649)
Accretion of Redeemable Convertible Preferred
  Stock..........................................           --         (133)
Accretion of Redeemable Convertible Class B
  Common Stock and Warrants......................           --         (244)
Sale of Class A Common Stock pursuant to initial
  public offering, net of issuance costs.........           --       32,252
Conversion of Redeemable Convertible Preferred
  Stock to Common Stock pursuant to initial
  public offering................................           --       27,515
Termination of redemption rights of Convertible
  Class B Common Stock pursuant to initial public
  offering.......................................           --        5,476
Exercise of Class A Common Stock Warrants........           --        1,754
Sale of Class A Common Stock pursuant to public
  offering, net of issuance costs................           --       22,424
Purchase of 845 shares of Class A Common Stock...          (12)         (12)
Exercise of stock options........................           --          158
Net income.......................................           --        3,570
Translation adjustments..........................           --         (252)
                                                         -----    ---------
Balance, September 30, 1995......................          (12)      60,356
Two-for-one stock split..........................           --           --
Sale of Class A Common Stock pursuant to Employee
  Stock Purchase Plan............................           --          355
Conversion of Class B Common Stock to Class A
  Common Stock...................................           --           --
Exercise of stock options........................           --        1,078
Tax benefit of stock options exercised...........           --        1,973
Net income.......................................           --       12,570
Translation adjustments..........................           --          118
                                                         -----    ---------
Balance, September 30, 1996......................    $     (12)   $  76,450
                                                         -----    ---------
                                                         -----    ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             FOR THE PERIOD FROM
                                                                                                  INCEPTION
                                                                                             (NOVEMBER 2, 1993)
                                                                  YEAR ENDED SEPTEMBER 30,         THROUGH
                                                                 --------------------------     SEPTEMBER 30,
                                                                     1996          1995             1994
                                                                 ------------  ------------  -------------------
Cash flows from operating activities:
  Net income (loss)............................................  $     12,570  $      3,570       $ (33,307)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation...............................................         4,415         3,895           3,711
    Amortization...............................................         5,929         5,295           4,207
    Purchased research and development.........................            --            --          22,712
    Extraordinary loss.........................................            --         2,750              --
    Increase in receivables, net...............................        (6,729)       (7,136)         (6,969)
    Decrease in contracts in progress..........................            --         2,955          12,398
    Increase in other current assets...........................          (938)       (1,926)           (718)
    (Increase) decrease in installment receivables.............           (88)         (458)            435
    (Increase) decrease in other assets........................          (877)       (1,850)             96
    Increase (decrease) in accounts payable....................         2,710          (308)          2,591
    Increase in accrued employee compensation..................           425           618           2,369
    Increase (decrease) in accrued liabilities.................          (399)         (513)            414
    Increase (decrease) in income tax liabilities..............         2,801          (113)            190
    Increase (decrease) in deferred revenue....................        (1,970)        4,424           4,703
                                                                 ------------  ------------      ----------
      Net cash provided by operating activities................        17,849        11,203          12,832
                                                                 ------------  ------------      ----------
Cash flows from investing activities:
  Purchases of property and equipment..........................        (6,572)       (4,700)         (3,721)
  Additions to software........................................        (2,691)       (1,562)         (1,591)
  Acquisition of businesses, net of cash acquired..............        (5,403)         (206)        (56,594)
  Additions to investment and notes receivable.................        (8,106)         (500)             --
                                                                 ------------  ------------      ----------
      Net cash used in investing activities....................       (22,772)       (6,968)        (61,906)
                                                                 ------------  ------------      ----------
Cash flows from financing activities:
  Proceeds from issuance of Redeemable Convertible Preferred
    Stock......................................................            --           143          24,142
  Proceeds from issuance of Redeemable Convertible Class B
    Common Stock and Warrants..................................            --         1,754           1,863
  Proceeds from issuance of Class A Common Stock...............           355        54,839           3,125
  Payment of Preferred Stock Dividends.........................            --        (1,825)             --
  Purchase of Treasury Stock...................................            (2)          (12)            (10)
  Proceeds from exercise of stock options......................         1,111            --              --
  Proceeds from long-term debt.................................            --         3,045          36,824
  Payments of long-term debt...................................          (100)      (29,750)        (13,063)
  Payments on capital lease obligations........................          (225)         (468)           (338)
                                                                 ------------  ------------      ----------
      Net cash provided by financing activities................         1,139        27,726          52,543
                                                                 ------------  ------------      ----------
Effect of exchange rate fluctuations on cash...................          (181)          (11)             92
                                                                 ------------  ------------      ----------
Net increase (decrease) in cash and cash equivalents...........        (3,965)       31,950           3,561
Cash and cash equivalents, beginning of period.................        35,511         3,561              --
                                                                 ------------  ------------      ----------
Cash and cash equivalents, end of period.......................  $     31,546  $     35,511       $   3,561
                                                                 ------------  ------------      ----------
                                                                 ------------  ------------      ----------
Supplemental cash flow information:
  Income taxes paid............................................  $      7,476  $      2,140       $   1,729
  Interest paid................................................  $        218  $      1,520       $   2,639

Supplemental disclosure of noncash investing and financing activities:
  In October 1995, the Company acquired the capital stock of M.R. GmbH, for $1,500 cash and $1,900 of debt. In connection with the acquisition, liabilities of $1,200 were assumed.

  In June 1996, the Company acquired substantially all assets of TXN Solution Integrators for $3,600 in cash and assumed $1,320 in liabilities.

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    Transaction Systems Architects, Inc. (the Company or TSA) was formed on November 2, 1993, for the purpose of acquiring all of the outstanding capital stock of Applied Communications, Inc. (ACI) and Applied Communications Inc Limited (ACIL) (see Note 3). The Company did not have substantive operations prior to the acquisition of ACI and ACIL.

    The Company develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes software developed by third parties. The products are used principally in the financial services industry, both in domestic and international markets.

    The Company derives a substantial portion of its revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. BASE24 products operate on Tandem computers. The Company's future results depend, in part, on market acceptance of Tandem computers and the financial success of Tandem Computers Incorporated.

    The Company completed an initial public offering in March 1995. The Company sold 4,825,000 shares of Class A Common Stock resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $32,300,000. In connection with the initial public offering, all outstanding warrants for the purchase of Preferred and Common Stock were exercised and all of the Company's preferred stocks and Class B Common Stock converted to Class A Common Stock, except for 3,680,000 shares of nonvoting Class B Common Stock. The Class B Common Stock is convertible into Class A Common Stock but is no longer redeemable. (See notes 7, 9 and 10). During 1996, 800,000 shares of Class B Common Stock were converted to Class A Common Stock.

    In August 1995, the Company completed the issuance of an additional 2,000,000 Class A Common shares through a public offering, resulting in net proceeds, after deducting the underwriting discount and offering expenses, of approximately $22,400,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION

    Software license fees are comprised of one-time perpetual license fees, recurring monthly license fees and software modification fees. Perpetual license fees are recognized upon installation only if no significant vendor obligations remain. Software modification fees are recognized upon installation. Monthly license fees and maintenance fees are recognized ratably over the contract term. Services revenue is recognized as the related services are performed. Hardware revenue is comprised of commissions received on hardware sales associated with sales of the Company's software and net revenue received from hardware sales sold under original equipment manufacturer agreements. Hardware revenue is recognized when the related hardware is shipped to the customer.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SOFTWARE

    The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing.

    Purchased software is stated at cost.

    Amortization of all software development costs begins when the products are available for general release to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over the remaining estimated economic life of the product. Currently, estimated economic lives of three years are used on the calculation of amortization of these capitalized costs.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from three to seven years. Assets under capital leases are amortized over the shorter of the asset life or the lease term.

    INTANGIBLE ASSETS

    Intangible assets consist of goodwill arising from acquisitions (see Note 3) and are being amortized using the straight-line method over 10 years. As of September 30, 1996 and 1995, accumulated amortization of the intangible asset was $1,013,000 and $353,000, respectively.

    TRANSLATION OF FOREIGN CURRENCIES

    The Company's non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included as a component of equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income (loss).

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

    FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

    The concentration of credit risk in the Company's receivables with respect to the financial services industry is mitigated by the Company's credit evaluation policy, reasonably short collection terms and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARE

    Net income (loss) per common and equivalent share is based on the weighted average number of common equivalent shares outstanding during each period. Common equivalent shares include Redeemable Convertible Preferred Stock and Redeemable Convertible Class B Common Stock and Warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued since inception (November 2, 1993) have been treated as if they were outstanding for all periods prior to December 31, 1994, including periods in which the effect is antidilutive. For periods subsequent to December 31, 1994, net income (loss) per common and common equivalent share is determined by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during each period using the treasury stock method.

    LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for the Company's 1997 fiscal year. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future cash flows is less than the carrying amount of the asset. The adoption of FAS 121 is not expected to have a significant impact on the Company's financial position or results of operations.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's 1997 fiscal year; FAS No. 123 allows companies to either account for stock-based compensation under the new provisions of FAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of FAS 123 had been adopted. The Company intends to continue accounting for its employee stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of FAS No. 123 will not impact the financial position or the results of operations of the Company.

    STOCK SPLIT

    On June 7, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on July 1, 1996 to shareholders of record on June 17, 1996. All references in the consolidated financial statements and notes to consolidated financial statements to number of shares, except authorized shares and treasury shares, and per share amounts have been restated to reflect this stock split. The par value of each class of Common Stock of $.005 did not change.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain September 30, 1995 amounts have been reclassified to conform to the September 30, 1996 presentation.

    USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

    The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITIONS

    On December 31, 1993, the Company acquired all of the outstanding stock of ACI and ACIL for $55 million cash. In addition, on January 3, 1994, the Company acquired all of the outstanding stock of U.S. Software, Inc. (USSI) for $3.6 million cash, of which $475,000 was paid in January 1995, and issuance of 350,000 shares of Junior Convertible Preferred Stock, Series A valued at $3.5 million. The acquisitions were funded through the issuance of common and preferred stock (see Notes 9 and 10) and a credit facility (see Note 7).

    The acquisitions were recorded using the purchase method of accounting and, accordingly, the cost in excess of the fair value of the net tangible assets was allocated as follows (in thousands):

Purchased research and development............................   $   22,712
Contracts in progress.........................................       15,303
Purchased software............................................        5,908
Goodwill......................................................        2,007
                                                                ------------
                                                                 $   45,930
                                                                ------------
                                                                ------------

    Purchased research and development represents research and development of software technologies which had not reached technological feasibility as of the acquisition date. Purchased research and development was charged to operations as of the acquisition date.

    Contracts in progress represents the value assigned to open contracts of the acquired companies at the acquisition date. Contracts in progress are charged to cost of software license fees as the related contracts are recognized as revenue. The value of contracts in progress has been reduced for estimated costs of delivery of software, completion of contracted services and third-party commissions. The gross margin earned in connection with completion and delivery of these contracts was approximately $400,000.

    On October 2, 1995, the Company acquired the capital stock of M.R. GmbH, a German software company, for $3.4 million. The acquisition was accounted for under the purchase method and was financed with existing cash and future payments to the sellers. Results of operations prior to the acquisition were not significant.

    On June 3, 1996, the Company acquired substantially all assets of TXN Solution Integrators (TXN), a Canadian partnership, for $3.6 million in cash and the assumption of certain liabilities of TXN. The

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

3.  ACQUISITIONS (CONTINUED)
acquisition was accounted for under the purchase method of accounting and, accordingly, the cost in excess of the fair value of the net tangible assets acquired was allocated to software ($350,000) and goodwill ($2,000,000).

    The following represents pro forma results of operations as if the TXN acquisition had occurred October 1, 1994 (in thousands except per share amounts):

                                                                             YEAR ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                         1996         1995
                                                                      -----------  -----------
Revenues............................................................  $   165,648  $   127,336
Net income before extraordinary loss................................       12,901        6,952
Net income..........................................................       12,901        4,202
Net income per share................................................          .48          .18

    The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

    On September 13, 1996, the Company and Grapevine Systems, Inc. (Grapevine) completed a stock exchange transaction which resulted in Grapevine becoming a wholly owned subsidiary of the Company. The stock exchange was accounted for as a pooling of interests. Accordingly the Company's financial statements have been restated to include the results of Grapevine for all periods presented.

    Combined and separate results of the Company and Grapevine during the periods preceding the merger were as follows (in thousands):

                                                      COMPANY     GRAPEVINE    ADJUSTMENTS    COMBINED
                                                    -----------  -----------  -------------  -----------
Year ended September 30, 1996:
  Net revenues....................................  $   154,931   $   5,482     $    (629)   $   159,784
  Net income......................................       12,506          64            --         12,570

Year ended September 30, 1995:
  Net revenues....................................      114,888       3,637           (52)       118,473
  Net income (loss)...............................        3,800        (230)           --          3,570

Year ended September 30, 1994:
  Net revenues....................................       74,063       3,532          (158)        77,437
  Net income (loss)...............................      (33,538)        231            --        (33,307)

    The combined financial results presented above include adjustments made to eliminate intercompany transactions from the combined results.

    In October 1996, the Company completed the acquisition of Open Systems Solutions, Inc. (OSSI). Stockholders of OSSI received 210,000 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. The stock exchange was accounted for as a pooling of interests. OSSI's results of operations prior to the acquisition were not material.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

4.  RECEIVABLES

    Receivables consist of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1996       1995
                                                                         ---------  ---------

Billed.................................................................  $  32,534  $  30,835
Accrued................................................................     19,284     11,866
                                                                         ---------  ---------
                                                                            51,818     42,701
Less allowance for doubtful accounts...................................     (1,090)      (912)
                                                                         ---------  ---------
                                                                            50,728     41,789
Less amount not collectible within one year............................     (1,593)    (1,505)
                                                                         ---------  ---------
Current receivables, net...............................................  $  49,135  $  40,284
                                                                         ---------  ---------
                                                                         ---------  ---------

    Typically, the Company receives a substantial down payment upon execution of a contract, with the remaining balance due upon specified dates or events as set forth in the contract.

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1996       1995
                                                                         ---------  ---------

Computer equipment.....................................................  $  16,846  $  10,726
Office furniture and fixtures..........................................      3,765      3,242
Leasehold improvements.................................................      1,841      1,588
Vehicles...............................................................      1,427      1,331
                                                                         ---------  ---------
                                                                            23,879     16,887
Less accumulated depreciation and amortization.........................    (10,878)    (7,170)
                                                                         ---------  ---------
Property and equipment, net............................................  $  13,001  $   9,717
                                                                         ---------  ---------
                                                                         ---------  ---------

6.  SOFTWARE

    Software consists of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1996       1995
                                                                         ---------  ---------

Internally developed software..........................................  $   4,759  $   3,176
Purchased software.....................................................     12,318     10,796
                                                                         ---------  ---------
                                                                            17,077     13,972
Less accumulated amortization..........................................    (11,653)    (7,231)
                                                                         ---------  ---------
Software, net..........................................................  $   5,424  $   6,741
                                                                         ---------  ---------
                                                                         ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

7.  DEBT

    Long-term debt consists of the following (in thousands):

                                                                                SEPTEMBER 30,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Payments due to the sellers of M.R. GmbH (See Note 3), due December 1996
  ($747), December 1997 ($745) and December 1998 ($367)....................  $   1,859  $      --
Other......................................................................        719        480
                                                                             ---------  ---------
                                                                                 2,578        480
Less current portion.......................................................      1,147        480
                                                                             ---------  ---------
Long-term debt.............................................................  $   1,431  $      --
                                                                             ---------  ---------
                                                                             ---------  ---------

    The acquisitions of ACI, ACIL and USSI (described in Note 3) were partially funded with $36,000,000 in debt placed through a $38,500,000 Credit Agreement with two financial institutions. The Credit Agreement was comprised of term loans in the amount of $12,500,000 (Tranche A Loan) and $16,000,000 (Tranche B
Loan) and a Revolving Credit Facility in the amount of $10,000,000. In connection with the Credit Agreement, the lenders received warrants to purchase shares of the Company's Class B Common Stock (see Note 10). The Credit Agreement was collateralized by substantially all of the Company's assets.

    In March 1995, the Company used a portion of the initial public offering proceeds to repay all outstanding indebtedness under the Credit Agreement. Upon repayment of the indebtedness, the Company incurred an extraordinary loss of $2,750,000 for the writeoff of unamortized balances of debt issue costs of $1,100,000 and original issue discount of $1,650,000. The Credit Agreement was cancelled in June 1995 and replaced with a $10 million Revolving Line of Credit, collateralized by accounts receivable, which expires in June 1997.

    Maximum borrowings under the Revolving Credit Facility during the year ended September 30, 1995 and the period from inception (November 2, 1993) through September 30, 1994 were $1,250,000 and $7,500,000, respectively. The average outstanding borrowings and the average interest rate during the year ended September 30, 1995 and the period from inception (November 2, 1993) through September 30, 1994 were $316,000 and 10.1% and $4,375,000 and 8.5%, respectively.

    Interest expense for the year ended September 30, 1995 and the period from inception (November 2, 1993) through September 30, 1994, includes amortization of original issue discount of $213,000 and $398,000, respectively.

    The Revolving Line of Credit requires the maintenance of a minimum working capital level of $6 million. As of September 30, 1996 and 1995, the Company was in compliance with this covenant. There were no borrowings under the Revolving Line of Credit during the years ended September 30, 1996 and 1995.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

8.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space and equipment under operating leases which run through February 2011. Aggregate minimum lease payments under these agreements for the years ending September 30 are as follows (in thousands):

1997..............................................................  $   5,052
1998..............................................................      2,927
1999..............................................................      2,192
2000..............................................................      1,164
2001..............................................................      1,088
Thereafter........................................................      7,961
                                                                    ---------
Total.............................................................  $  20,384
                                                                    ---------
                                                                    ---------

    Total rent expense for the years ended September 30, 1996 and 1995 and for the period from inception (November 2, 1993) through September 30, 1994 was $6,313,000, $4,566,000 and $3,038,000, respectively.

    CAPITAL LEASES

    The Company leases certain computer equipment, vehicles and office furniture under long-term capital leases. Capitalized costs and accumulated depreciation (included in property and equipment, net) consist of the following (in thousands):

                                                                              SEPTEMBER 30,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Vehicles.................................................................  $   1,441  $   1,217
Computer equipment.......................................................        485        280
Office furniture and fixtures............................................        165        152
                                                                           ---------  ---------
                                                                               2,091      1,649
Less accumulated depreciation............................................     (1,334)      (766)
                                                                           ---------  ---------
                                                                           $     757  $     883
                                                                           ---------  ---------
                                                                           ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    A summary of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments for the years ending September 30 are as follows (in thousands):

1997..........................................................     $     401
1998..........................................................           202
1999..........................................................           110
2000..........................................................            35
                                                                      ------
Total minimum lease payments..................................           748
Amount representing interest..................................          (150)
                                                                      ------
Present value of future minimum lease payments................           598
Amount due within one year....................................          (342)
                                                                      ------
Amount due after one year.....................................     $     256
                                                                      ------
                                                                      ------

9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The following table represents Redeemable Convertible Preferred Stock activity (in thousands):

                                                                REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                     -------------------------------------------------------------
                                                             SENIOR                    JUNIOR
                                                     -----------------------  ------------------------
                                                      SERIES A    SERIES B     SERIES A     SERIES B      TOTAL
                                                     ----------  -----------  -----------  -----------  ----------
Balance, at inception (November 2, 1993)...........  $       --   $      --    $      --    $      --   $       --
Shares issued......................................      11,759       6,718        3,500        2,375       24,352
Shares subscribed..................................          --          --           --        2,646        2,646
Accretion..........................................         155          88           --           --          243
PIK Dividends......................................         748         427           --           --        1,175
                                                     ----------  -----------  -----------  -----------  ----------
Balance, September 30, 1994........................      12,662       7,233        3,500        5,021       28,416
Shares issued......................................          --          --           --          143          143
Accretion..........................................          84          48           --           --          132
PIK dividends......................................         413         236           --           --          649
Cash payment of PIK dividends......................      (1,161)       (664)          --           --       (1,825)
Conversion to common stock pursuant to initial
  public offering..................................     (11,998)     (6,853)      (3,500)      (5,164)     (27,515)
                                                     ----------  -----------  -----------  -----------  ----------
Balance, September 30, 1995 and 1996...............  $       --   $      --    $      --    $      --   $       --
                                                     ----------  -----------  -----------  -----------  ----------
                                                     ----------  -----------  -----------  -----------  ----------

    All Redeemable Convertible Preferred Stock converted to 9,079,856 and 3,200,000 shares of Class A and Class B Common Stock, respectively, upon completion of the Company's initial public offering.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

    In December 1993, the Company sold for cash 1,400,000 shares of Senior Convertible Preferred Stock, Series A, and 800,000 shares of Senior Convertible Preferred Stock, Series B, (cumulatively, the Senior Preferred Stock). Total proceeds, net of issuance costs, from the sale of the Senior Preferred Stock was $18,477,000 ($8.40 per share).

    In December 1993, the Company sold for cash 237,500 shares of Junior Convertible Preferred Stock, Series B for $2,375,000 ($10 per share). In January 1994, the Company issued 350,000 shares of Junior Convertible Preferred Stock, Series A valued at $3,500,000 ($10 per share) in connection with the acquisition of USSI as discussed in Note 3. The Junior Convertible Preferred Stock, Series A and Series B are herein referred to as the Junior Preferred Stock.

    During 1994, the Board of Directors approved the Employees Stock Purchase Plan for substantially all TSA employees. Under this plan, employees subscribed to 268,163 shares of the Company's Junior Convertible Preferred Stock, Series B, at a price of $10 per share. In October 1994, employees subscribed to an additional 14,301 shares at a price of $10 per share. All subscribed shares were fully paid for and issued in December 1994.

    Prior to the Company's initial public offering, the holders of the Senior Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of $.70 per share. All such dividends were payable solely in kind by the issuance of a dividend of additional shares of Senior Convertible Preferred Stock, Series A or Series B (the PIK Dividends) at the rate of 7/100 of a share for each $.70 of accruing dividends. If the Senior Preferred Stock converted prior to January 1, 1997, accruing dividends would have been paid in cash or PIK Dividends. As of September 30, 1994, 74,794 shares of Senior Convertible Preferred Stock, Series A and 42,739 shares of Senior Convertible Preferred Stock, Series B had been accrued as PIK Dividends, respectively.

    The holders of the shares of the Senior and Junior Preferred Stock were entitled, at their option, to convert at any time at a rate of one share of Senior and Junior Convertible Preferred Stock, Series A or Series B into two shares of Class A or Class B Common Stock, respectively.

    The holders of Senior and Junior Preferred Stock also had the right at their option to redeem shares at any time on or after December 31, 2003, at an amount equal to $10 per share plus an amount equal to all accrued and unpaid dividends thereon, whether or not earned or declared, plus any other dividends unpaid. The excess of the redemption value over the carrying value was being accreted by periodic charges to accumulated deficit over the life of the issue.

    Holders of the Senior and Junior Preferred Stock, Series A and Class A Common Stock have the right to one vote per share on any matters subject to stockholder vote.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

10.  REDEEMABLE CONVERTIBLE CLASS B COMMON STOCK AND WARRANTS

    The following table represents Redeemable Convertible Class B Common Stock and Warrants activity (in thousands):

                                                                                   CLASS B
                                                                   WARRANTS     COMMON STOCK      TOTAL
                                                                  -----------  ---------------  ---------
Balance, at inception (November 2, 1993)........................   $      --      $      --     $      --
Warrants issued.................................................       4,773             --         4,773
Warrants exercised..............................................      (1,860)         1,860            --
Accretion.......................................................         229            230           459
                                                                  -----------       -------     ---------
Balance, September 30, 1994.....................................       3,142          2,090         5,232
Accretion.......................................................         122            122           244
Warrants exercised..............................................      (3,264)         3,264            --
Termination of redemption rights and conversion to Class A and
  Class B Common Stock pursuant to initial public offering......          --         (5,476)       (5,476)
                                                                  -----------       -------     ---------
Balance, September 30, 1995 and 1996............................   $      --      $      --     $      --
                                                                  -----------       -------     ---------
                                                                  -----------       -------     ---------

    All redemption rights terminated upon completion of the Company's initial public offering.

    In December 1993, warrants to purchase 1,320,000 shares of Class B Common Stock were issued as part of the Senior Convertible Preferred Stock and Warrant Purchase Agreement (see Note 9). The warrants were exercisable at a price of $.003 per share. The warrants were recorded at their fair value, net of issuance costs, on date of issuance of $1,800,000 ($1.36 per share). As of September 30, 1995, all warrants had been exercised and converted to Class A or Class B Common Stock.

    In December 1993, warrants to purchase 1,528,780 shares of Class B Common Stock were issued as part of the credit agreement (see Note 7). The warrants were exercisable at any time at a price of $.003 per share. The warrants were recorded at their fair value on date of issuance of $2,262,000 ($1.48 per share). As of September 30, 1995, all warrants had been exercised and converted to Class A Common Stock.

    In December 1993, warrants to purchase 700,000 shares of Class B Common Stock were issued in connection with the sale of Senior Preferred Stock. The warrants were exercisable at a price of $2.50 per share. The warrants were recorded at their fair value on date of issuance of $711,000 ($1.02 per share). As of September 30, 1995, all warrants had been exercised and converted to Class A Common Stock.

    Prior to the Company's initial public offering, the Class B Common Stock and any shares issuable as such under the respective warrant agreements described above were redeemable at fair value by the holders upon the earlier of; 1) repayment of 50% of the Tranche B debt, 2) change in control of the Company or
3) December 31, 1998. The difference between the current fair value over the carrying value of the Class B Common Stock and Warrants was being accreted by periodic charges to accumulated deficit over the life of the respective issues.

11.  STOCK OPTION PLANS

    The Company has a 1994 Stock Option Plan (1994 Plan) whereby 1,910,976 shares of the Company's Class B Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. Shares issuable upon exercise of these options will be Class A Common Stock.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

11.  STOCK OPTION PLANS (CONTINUED)
Options granted are considered incentive stock options. The stock options are granted at a price set by the Board of Directors provided that the minimum price shall be $2.50 per share for 955,488 shares and $5 per share for 955,488 shares. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

    During 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan) whereby 1,008,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options are granted at a price not less than fair market value at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of four years.

    Share activity under the option plans is set forth below:

                                                1996         1994                           PRICE
                                                PLAN         PLAN           TOTAL         PER SHARE
                                              ---------  -------------  -------------  ---------------
Outstanding, at inception (November 2,
  1993).....................................         --             --             --               --
Granted.....................................         --        941,300        941,300            $2.50
Cancelled...................................         --        (21,600)       (21,600)           $2.50
                                              ---------  -------------  -------------
Outstanding, September 30, 1994.............         --        919,700        919,700
Granted.....................................         --      1,003,378      1,003,378      $2.50-12.50
Cancelled...................................         --        (59,404)       (59,404)      $2.50-5.00
Exercised...................................         --        (44,254)       (44,254)      $2.50-5.00
                                              ---------  -------------  -------------
Outstanding, September 30, 1995.............         --      1,819,420      1,819,420
Granted.....................................    236,000         39,000        275,000     $12.00-31.00
Cancelled...................................         --        (35,308)       (35,308)     $2.50-20.25
Exercised...................................         --       (327,673)      (327,673)     $2.50-20.25
                                              ---------  -------------  -------------
Outstanding, September 30, 1996.............    236,000      1,495,439      1,731,439
                                              ---------  -------------  -------------
                                              ---------  -------------  -------------

    At September 30, 1996 and 1995, 687,903 shares and 593,036 shares, respectively, were exercisable under the plans.

12.  EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 900,000 shares of the Company's Class A Common Stock have been reserved for sale to eligible employees of the Company and its subsidiaries. Employees may designate up to the lesser of $5,000 or 10% of their annual compensation for the purchase of stock under this plan. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each fiscal quarter. As of September 30, 1996, 16,745 shares have been issued under this plan.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    ACI 401(K) RETIREMENT PLAN

    The 401(k) Retirement Plan is a defined contribution plan covering all domestic employees of ACI. Participants may contribute up to 15% of their annual wages. ACI matches 100% of participant contributions up to a maximum of 2.5% of compensation. ACI's contributions charged to expense during the years ended September 30, 1996 and 1995 and the period from the date of acquisition of ACI through September 30, 1994 were $507,000, $466,000 and $299,000, respectively.

    ACI PROFIT SHARING PLAN AND TRUST

    The ACI Profit Sharing Plan and Trust is a non-contributory profit sharing plan covering all employees of ACI provided they are at least 21 years of age and have completed one year of service. The plan provides for ACI to contribute a discretionary amount as determined annually by the Company's President and Chief Financial Officer. ACI's contributions charged to expense during the years ended September 30, 1996 and 1995 and the period from the date of acquisition of ACI through September 30, 1994 were $399,000, $382,000 and $241,000, respectively.

    ACIL PENSION PLAN

    ACIL has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees' compensation during employment. Contributions to the plan are determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. Participants contribute 5% of their pensionable salaries and ACIL contributes at the rate of 10% of pensionable salaries. Net periodic pension expense includes the following components (in thousands):

                                                        YEAR ENDED SEPTEMBER 30,  FOR THE PERIOD FROM INCEPTION
                                                        ------------------------   (NOVEMBER 2, 1993) THROUGH
                                                           1996         1995           SEPTEMBER 30, 1994
                                                        -----------  -----------  -----------------------------

Service cost..........................................  $     1,018  $       786            $     617
Interest cost on projected benefit obligation.........          738          542                  384
Return on plan assets:
  Actual..............................................       (1,187)        (851)                 254
  Gain (loss) deferred................................          382          233                 (689)
  Amortization of unrecognized gain...................          (13)         (32)                  --
                                                        -----------  -----------               ------
Total periodic pension expense........................  $       938  $       678            $     566
                                                        -----------  -----------               ------
                                                        -----------  -----------               ------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1996       1995
                                                                         ---------  ---------
Actuarial present value of benefit obligations:
  Vested...............................................................  $   8,932  $   7,680
  Non-vested...........................................................        524        444
                                                                         ---------  ---------
  Accumulated benefit obligation.......................................      9,456      8,124
  Impact of future salary increases....................................        654        564
                                                                         ---------  ---------
  Projected benefit obligation.........................................     10,110      8,688
  Plan assets at fair value, primarily investments in marketable equity
    securities of United Kingdom companies.............................     10,762      8,485
                                                                         ---------  ---------
  Plan assets greater (less) than projected benefit obligation.........        652       (203)
  Unrecognized gain....................................................     (2,113)    (1,156)
                                                                         ---------  ---------
  Accrued pension cost.................................................  $  (1,461) $  (1,359)
                                                                         ---------  ---------
                                                                         ---------  ---------

    The accrued pension cost at September 30, 1996 and 1995, includes an unfunded accrued pension cost of approximately $1,200,000 recorded in connection with the acquisition of ACIL.

    The most significant actuarial assumptions used in 1996 and 1995 in determining the pension expense and funded status of the plan are as follows:

Discount rate for valuing liabilities................................        8.0%
Expected long-term rate of return on assets..........................        9.0%
Rate of increase in future compensation levels.......................        6.0%

    USSI PROFIT SHARING PLAN AND TRUST

    The USSI Profit Sharing Plan and Trust has both a profit sharing component and a 401(k) component. USSI contributions are discretionary. USSI's contributions charged to expense during the years ended September 30, 1996 and 1995 were $90,000 and $82,000, respectively. No contributions were made to this plan for the period from the date of acquisition of USSI through September 30, 1994.

    GRAPEVINE 401(K) PROFIT SHARING PLAN

    The Grapevine 401(k) Profit Sharing Plan is a defined contribution plan covering all employees of Grapevine. Grapevine contributions are discretionary. Employees may contribute up to 10% of their compensation. No contributions were made by Grapevine to this plan during the years ended September 30, 1996, 1995 and 1994.

13.  SEGMENT INFORMATION

    The Company operates primarily in one industry segment, which includes the development, marketing and support of on-line computer software products and services for automated electronic payment systems.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

13.  SEGMENT INFORMATION (CONTINUED)
    The Company operates in three geographic regions: 1) North and South America, 2) Europe, Middle East and Africa and 3) Asia Pacific. The following table sets forth information about the Company's operations in these different geographic regions (in thousands):

                                                                           YEAR ENDED         FOR THE PERIOD FROM
                                                                         SEPTEMBER 30,        INCEPTION (NOVEMBER
                                                                    ------------------------   2, 1993) THROUGH
                                                                       1996         1995      SEPTEMBER 30, 1994
                                                                    -----------  -----------  -------------------
Revenues:
  Americas........................................................  $    91,061  $    75,624      $    47,727
  Europe, Middle East and Africa..................................       47,267       31,264           21,707
  Asia/Pacific....................................................       21,456       11,585            8,003
                                                                    -----------  -----------         --------
                                                                    $   159,784  $   118,473      $    77,437
                                                                    -----------  -----------         --------
                                                                    -----------  -----------         --------
Operating Income:
  Americas........................................................  $    27,981  $    21,009      $     4,037
  Europe, Middle East and Africa..................................        8,302        4,910            1,374
  Asia/Pacific....................................................        6,740        1,235              457
                                                                    -----------  -----------         --------
                                                                         43,023       27,154            5,868
                                                                    -----------  -----------         --------
Research and Development and Corporate General and Administrative
  Expenses........................................................      (22,345)     (18,087)         (34,541)
                                                                    -----------  -----------         --------
Operating Income (Loss)...........................................  $    20,678  $     9,067      $   (28,673)
                                                                    -----------  -----------         --------
                                                                    -----------  -----------         --------
Identifiable Assets:
  Americas........................................................  $    77,496  $    69,692      $    40,406
  Europe, Middle East and Africa..................................       33,706       25,936           17,514
  Asia/Pacific....................................................       11,957        6,277            2,515
                                                                    -----------  -----------         --------
                                                                    $   123,159  $   101,905      $    60,435
                                                                    -----------  -----------         --------
                                                                    -----------  -----------         --------

14.  INCOME TAXES

    The Company accounts for income taxes in accordance with FAS 109, "Accounting for Income Taxes". FAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments or changes in the tax law or rates.

    Although the Company incurred losses for the period from inception (November 2, 1993) through September 30, 1994, there was a provision for income taxes consisting of taxes related to foreign jurisdictions.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

14.  INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following (in thousands):

                                                                                                                FOR THE PERIOD
                                                     FOR THE YEAR ENDED SEPTEMBER 30,                           FROM INCEPTION
                                 ------------------------------------------------------------------------     (NOVEMBER 2, 1993)
                                                                                                                   THROUGH
                                                1996                                 1995                     SEPTEMBER 30, 1994
                                 -----------------------------------  -----------------------------------  ------------------------
                                   CURRENT     DEFERRED      TOTAL      CURRENT     DEFERRED      TOTAL      CURRENT     DEFERRED
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
Federal........................   $   6,074    $  (2,066)  $   4,008   $   1,086    $  (1,327)  $    (241)  $      --    $     165
State..........................       1,933          (71)      1,862         753           --         753          --           --
Foreign........................       3,291           --       3,291       1,793         (219)      1,574       1,999           --
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------       -----
Total..........................   $  11,298    $  (2,137)  $   9,161   $   3,632    $  (1,546)  $   2,086   $   1,999    $     165
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------       -----
                                 -----------  -----------  ---------  -----------  -----------  ---------  -----------       -----


                                   TOTAL
                                 ---------
Federal........................  $     165
State..........................         --
Foreign........................      1,999
                                 ---------
Total..........................  $   2,164
                                 ---------
                                 ---------

    The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows:

                                                                                                 FOR THE PERIOD
                                                                         FOR THE YEAR ENDED      FROM INCEPTION
                                                                           SEPTEMBER 30,       (NOVEMBER 2, 1993)
                                                                        --------------------        THROUGH
                                                                          1996       1995      SEPTEMBER 30, 1994
                                                                        ---------  ---------  --------------------
Tax expense (benefit) at federal rate of 34%..........................  $   7,389  $   1,923      $    (10,589)
Losses with no current tax benefit....................................        239        872            12,238
Effective state income tax............................................      1,140        497            (1,516)
Foreign taxes.........................................................         --         --             1,999
Recognition of deferred income tax assets previously reserved
  against.............................................................         --     (1,844)               --
Amortization of intangibles...........................................        578        731                --
Other.................................................................       (185)       (93)               32
                                                                        ---------  ---------          --------
                                                                        $   9,161  $   2,086      $      2,164
                                                                        ---------  ---------          --------
                                                                        ---------  ---------          --------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

14.  INCOME TAXES (CONTINUED)
    The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

                                                                                       SEPTEMBER 30,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------

Deferred assets:
  Depreciation....................................................................  $     431  $     484
  Amortization....................................................................      5,850      5,943
  Foreign taxes...................................................................      3,754      2,433
  Acquired net operating loss carryforward of USSI................................      1,200      1,200
  Net operating loss carryforward.................................................        594      1,430
  Other...........................................................................        539        574
                                                                                    ---------  ---------
                                                                                       12,368     12,064
                                                                                    ---------  ---------
Deferred tax asset valuation allowance............................................     (8,021)    (9,332)
                                                                                    ---------  ---------
Deferred liabilities:
  Acquired software...............................................................       (171)      (629)
  Other...........................................................................       (493)      (557)
                                                                                    ---------  ---------
                                                                                         (664)    (1,186)
                                                                                    ---------  ---------
                                                                                    $   3,683  $   1,546
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    For income tax purposes, the Company had foreign tax credit carryforwards of approximately $2,105,000 at September 30, 1996, which expire in 1999.

    At September 30, 1996, management evaluated its 1996 and 1995 operating results as well as its projections for 1997 and 1998 and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a deferred tax asset of $4.4 million as of September 30, 1996.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

15.  QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA, AND
UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                             DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                                            -------------  ----------  ---------  --------------
1996
  Total revenues..........................................   $    35,483   $   37,662  $  41,081    $   45,558
  Operating income........................................         4,233        4,693      5,320         6,432
  Net income..............................................         2,929        3,031      3,219         3,391
  Net income per share....................................           .11          .11        .12           .13

1995
  Total revenues..........................................        26,479       27,651     30,143        34,200
  Operating income (loss).................................          (116)       2,085      3,288         3,810
  Net income (loss) before extraordinary loss.............        (1,540)       2,263      2,858         2,739
  Net income (loss) per share before extraordinary loss...          (.07)         .10        .12           .11
  Net income (loss).......................................        (1,540)        (487)     2,858         2,739
  Net income (loss) per share.............................          (.07)        (.02)       .12           .11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    See the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

    The financial statements filed as part of this report are listed on the Index to Financial Statements on page 21.

(2)  FINANCIAL STATEMENT SCHEDULES:

    Index to Consolidated Financial Statement Schedules

                                                                                          PAGE
                                                                                           ---
      Report of Independent Public Accountants.......................................          50
      Schedule II -- Valuation and Qualifying Accounts...............................          51

    All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)  REPORTS ON FORM 8-K

    Form 8-K (as amended) dated June 3, 1996, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting the acquisition of substantially all the net assets of TXN Solution Integrators. The financial statements included in the Form 8-K(A) are as follows:

    Financial statements for TXN Solution Integrators (TXN) as of and for the year ended September 30, 1995 and the six months ended March 31, 1996.

    Pro forma combined financial statements for TSA and TXN as of March 31, 1996 and for the year and six months ended September 30, 1995 and March 31, 1996, respectively

    Form 8-K (as amended) dated August 21, 1996, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting a share exchange agreement between the Company and Grapevine Systems, Inc. The financial statements included in the Form 8-K are as follows:

    Financial statements for Grapevine Systems, Inc. as of and for the years ended December 31, 1994 and 1995 and as of and for the six months ended June 30, 1996.

    Pro forma consolidated financial statements for TSA and Grapevine as of and for the nine months ended June 30, 1996 and for the years ended September 30, 1993, 1994 and 1995.

(4)  EXHIBITS:

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
   2.01(2)     Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named Purchasers Named therein, dated as of December 31, 1993

   2.02(2)     Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers
                 Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding,
                 Inc., dated November 8, 1993, and amendments thereto

   2.03(2)     Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier,
                 Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto

   2.04(2)     Stock and Warrant Holders Agreement, dated as of December 30, 1993

   2.05(2)     Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental
                 Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent

   2.06(2)     Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick
                 Pettis Smith Polian, Inc., and amendment thereto

   2.07(2)     ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993

   2.08(3)     Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June
                 3, 1996

   2.09(4)     Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996

   3.01(2)     Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

   3.02(2)     Amended and Restated Bylaws of the Company

   4.01(2)     Form of Common Stock Certificate

  10.01(2)     ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan

  10.02(2)     ACI Holding, Inc. Employees Stock Purchase Plan

  10.03(2)     Applied Communications, Inc. First Restated Profit Sharing Plan and Trust

  10.04(2)     Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto

  10.05(2)     U.S. Software, Inc. Profit Sharing Plan and Trust

  10.06(7)     Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and
                 U.S. Software Holding dated December 31, 1995

  10.07        Transaction Systems Architects, Inc. 1996 Stock Option Plan

(10.08-10.12 intentionally omitted.)

  10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
  10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                 December 30, 1993

  10.15(1)     Employment Agreement with Richard N. Launder

  10.16(2)     Employment Agreement with Fred L. Grabher

  10.17(2)     Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska

  10.18(2)     Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska

  10.19(2)     Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska

  10.20(2)     Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska

  10.21(5)     Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska

  10.22(2)     Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa

  10.23(5)     Lease respecting facility at 182 Clemenceau Avenue, Singapore

(10.24 intentionally omitted.)

  10.25(1)     Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom

  10.26(6)     Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.

  10.27(2)     Software House Agreement, as amended, between Tandem Computers Incorporated and Applied
                 Communications, Inc.

  10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska

  10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied
                 Communications, Inc.

  11.01        Statement re Computation of Per Share Earnings

  21.01(4)     Subsidiaries of the Company

  23.01        Consent of Independent Public Accountants

  27.00        Financial Data Schedule

------------------------

(1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 33-94338 on Form S-1.

(2) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement No. 33-88292 on Form S-1.

(3) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated June 3, 1996.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement No. 333-09811 on Form S-4.

(5) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended September
    30, 1995.

(6) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
    1996.

(7) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended December
    31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1996.

                                TRANSACTION SYSTEMS ARCHITECTS, INC.

                                By             /s/ WILLIAM E. FISHER
                                     -----------------------------------------
                                                 William E. Fisher,
                                               DIRECTOR AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23,1996:

       /s/ WILLIAM E. FISHER
------------------------------------  Director and President
         William E. Fisher              (Principal Executive Officer)

        /s/ GREGORY J. DUMAN
------------------------------------  Chief Financial Officer (Principal
          Gregory J. Duman              Financial Officer)

        /s/ DWIGHT G. HANSON
------------------------------------  Controller (Principal Accounting
          Dwight G. Hanson              Officer)

        /s/ DAVID C. RUSSELL
------------------------------------  Director
          David C. Russell

          /s/ PROMOD HAGUE
------------------------------------  Director
            Promod Hague

      /s/ FREDERICK L. BRYANT
------------------------------------  Director
        Frederick L. Bryant

     /s/ CHARLES E. NOELL, III
------------------------------------  Director
       Charles E. Noell, III

          /s/ JIM D. KEVER
------------------------------------  Director
            Jim D. Kever

        /s/ LARRY G. FENDLEY
------------------------------------  Director
          Larry G. Fendley

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                      TRANSACTION SYSTEMS ARCHITECTS, INC.

To the Board of Directors of
Transaction Systems Architects, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Systems Architects, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 31, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Transaction Systems Architects, Inc. listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 31, 1996

                                                                     SCHEDULE II

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                                              FOR THE PERIOD FROM
                                                        FOR THE               FOR THE         INCEPTION (NOVEMBER
                                                       YEAR ENDED            YEAR ENDED         2, 1993) THROUGH
                                                   SEPTEMBER 30, 1996    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                                  --------------------  --------------------  --------------------

Balance, beginning of period....................     $      912,000       $      1,373,000       $           --

Acquisition of businesses.......................                 --                     --            1,185,000

Additions charged to expense....................            414,000                151,000              195,000

Reductions......................................           (236,000)              (612,000)              (7,000)
                                                        -----------     --------------------        -----------

Balance, end of period..........................     $    1,090,000       $        912,000       $    1,373,000
                                                        -----------     --------------------        -----------
                                                        -----------     --------------------        -----------

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                                 DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
   2.01(2)  Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the
              Several Named Purchasers Named therein, dated as of December 31, 1993

   2.02(2)  Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers Limited,
              Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding, Inc., dated
              November 8, 1993, and amendments thereto

   2.03(2)  Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier, Trustee,
              Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto

   2.04(2)  Stock and Warrant Holders Agreement, dated as of December 30, 1993

   2.05(2)  Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental Bank
              N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment
              No. 2 to Credit Agreement and Consent

   2.06(2)  Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick Pettis
              Smith Polian, Inc., and amendment thereto

   2.07(2)  ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993

   2.08(3)  Asset Purchase Agreement Between 1176484 Ontario Inc. and TRN Solution Integrators Dated June 3, 1996

   2.09(4)  Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996

   3.01(2)  Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

   3.02(2)  Amended and Restated Bylaws of the Company

   4.01(2)  Form of Common Stock Certificate

  10.01(2)  ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan

  10.02(2)  ACI Holding, Inc. Employees Stock Purchase Plan

  10.03(2)  Applied Communications, Inc. First Restated Profit Sharing Plan and Trust

  10.04(2)  Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto

  10.05(2)  U.S. Software, Inc. Profit Sharing Plan and Trust

  10.06(7)  Consulting Agreement between Transaction Systems Architects, Inc and Michael J. Scheier and U.S.
              Software Holding dated December 31, 1995

  10.07     Transaction Systems Architects, Inc. 1996 Stock Option Plan

(10.08-10.12 intentionally omitted.)

  10.13(2)  Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993

  10.14(2)  Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated December 30,
              1993

  10.15(1)  Employment Agreement with Richard N. Launder

  10.16(2)  Employment Agreement with Fred L. Grabher

  10.17(2)  Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska

 EXHIBIT
  NUMBER                                                 DESCRIPTION
----------  ------------------------------------------------------------------------------------------------------
  10.18(2)  Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska

  10.19(2)  Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska

  10.20(2)  Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska

  10.21(5)  Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska

  10.22(2)  Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa

  10.23(5)  Lease respecting facility at 182 Clemenceau Avenue, Singapore

(10.24 intentionally omitted)

  10.25(1)  Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom

  10.26(6)  Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.

  10.27(2)  Software House Agreement, as amended, between Tandem Computers Incorporated and Applied
              Communications, Inc.

  10.28(1)  Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska

  10.29(3)  Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied
              Communications, Inc.

  11.01     Statement re Computation of Per Share Earnings

  21.01(4)  Subsidiaries of the Company

  23.01     Consent of Independent Public Accountants

  27.00     Financial Data Schedule

------------------------

(1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 33-94338 on Form S-1.

(2) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement No. 33-88292 on Form S-1.

(3) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated June 3, 1996.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Registration Statement No. 333-09811 on Form S-4.

(5) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(6) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(7) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995.