Form 10-Q
period 1996-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1997-02-07
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from_______to_______ .

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

                         Yes X       No .
                           ----       ----

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date:


         24,004,708 shares of Class A Common Stock at January 31, 1997
          2,171,252 shares of Class B Common Stock at January 31, 1997

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS


                                                                    Page

                         Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of
        December 31, 1996 and September 30, 1996                      3

        Condensed Consolidated Statements of Operations
        for the three months ended December 31, 1996 and 1995         4

        Condensed Consolidated Statement of Stockholders'
        Equity for the three months ended December 31, 1996           5

        Condensed Consolidated Statements of Cash Flows for the
        three months ended December 31, 1996 and 1995                 6

        Notes to Condensed Consolidated Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8-10


                          Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             11

Signatures                                                           12

Index to Exhibits                                                    13

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)



                                                        December 31,      September 30,
                                                         1996                1996
                                                      ------------        ------------

                                       ASSETS

Current assets:
     Cash and cash equivalents                      $      31,012      $       31,546
     Receivables, net                                      59,345              49,135
     Deferred income taxes                                  1,688               4,348
     Other                                                  1,269               1,010
                                                      ------------        ------------

        Total current assets                               93,314              86,039

Property and equipment, net                                13,797              13,001
Software, net                                               4,913               5,424
Intangible assets, net                                      7,294               7,236
Installment receivables                                     1,789               1,593
Investment and notes receivable                             8,796               8,105
Other                                                       1,712               1,761
                                                      ------------        ------------

        Total assets                                $     131,615      $      123,159
                                                      ============        ============



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt              $       1,309      $        1,147
     Current portion of capital lease obligations             303                 342
     Accounts payable                                       7,815               8,322
     Accrued employee compensation                          3,395               5,210
     Accrued liabilities                                    8,655               7,631
     Income taxes                                           3,493               4,383
     Deferred revenue                                      23,394              17,987
                                                      ------------        ------------

        Total current liabilities                          48,364              45,022

Long-term debt                                              1,574               1,431
Capital lease obligations                                     294                 256
                                                                          ------------
                                                      ------------

        Total liabilities                                  50,232              46,709
                                                      ------------        ------------

Stockholders' equity:
     Class A Common Stock                                     120                 119
     Class B Common Stock                                      11                  11
     Additional paid-in capital                            96,868              96,062
     Accumulated translation adjustments                      258                (236)
     Accumulated deficit                                  (15,862)            (19,494)
     Treasury stock, at cost                                  (12)                (12)
                                                      ------------        ------------

        Total stockholders' equity                         81,383              76,450
                                                      ------------        ------------

        Total liabilities and stockholders' equity  $     131,615      $      123,159
                                                      ============        ============

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited and in thousands, except per share amounts)



                                                            Three Months Ended December 31
                                                          ------------------------------------
                                                              1996                  1995
                                                          --------------       ---------------
Revenues:
     Software license fees                             $         25,251     $          17,217
     Maintenance fees                                             9,961                 8,409
     Services                                                    11,877                 8,618
     Hardware, net                                                  553                 1,239
                                                          --------------       ---------------

              Total revenues                                     47,642                35,483
                                                          --------------       ---------------

Expenses:
     Cost of software license fees:
        Software costs                                            5,397                 3,905
        Amortization of purchased software                          801                   788
     Cost of maintenance and services                            12,473                 8,771
     Research and development                                     3,955                 3,537
     Selling and marketing                                       10,282                 8,404
     General and administrative:
        General and administrative costs                          7,666                 5,695
        Amortization of goodwill and purchased
          intangibles                                               217                   150
                                                          --------------       ---------------

              Total  expenses                                    40,791                31,250
                                                          --------------       ---------------

Operating income                                                  6,851                 4,233
                                                          --------------       ---------------

Other income (expense):
     Interest income                                                427                   568
     Interest expense                                               (57)                  (44)
     Other                                                         (317)                  (30)
                                                          --------------       ---------------

              Total other                                            53                   494
                                                          --------------       ---------------

Income before income taxes                                        6,904                 4,727
Provision for income taxes                                       (3,096)               (1,798)
                                                          --------------       ---------------


              Net income                               $          3,808     $           2,929
                                                          ==============       ===============

Net income per common and equivalent share             $           0.14     $            0.11
                                                          ==============       ===============

Weighted average shares outstanding                              26,998                26,908
                                                          ==============       ===============

See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the three months ended December 31, 1996
                          (unaudited and in thousands)



                                       Class A    Class B   Additional Accumulated
                                       Common     Common    Paid-in    Translation Accumulated  Treasury
                                        Stock      Stock    Capital    Adjustments  Deficit      Stock     Total
                                       --------   --------  --------   ----------  ----------   --------  ---------
Balance, September 30, 1996         $      119  $      11 $  96,062  $      (236)$   (19,494) $     (12)$   76,450

Adjustment for Open Systems Solutions,
   Inc. pooling of interests                 1                    5                     (176)                 (170)

Issuance of Class A Common Stock                                196                                            196

Exercise of stock options                                       165                                            165

Tax benefit of stock options exercised                          440                                            440

Net Income                                                                             3,808                 3,808

Translation adjustments                                                      494                               494
                                       --------   --------  --------   ----------  ----------   --------  --------


Balance, December 31, 1996          $      120  $      11 $  96,868  $       258 $   (15,862) $     (12)$   81,383
                                       ========   ========  ========   ==========  ==========   ========  =========

See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEM ARCHITECTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                                 Three months ended December 31,
                                                                                ----------------------------------
                                                                                    1996                   1995
                                                                                ------------         -------------
 Cash flows from operating activities:
          Net  income                                                     $           3,808       $         2,929
          Adjustments to reconcile net income to net cash
              provided by operating activities:
                  Depreciation                                                        1,273                   997
                  Amortization                                                        1,637                 1,429
                  (Increase) decrease in receivables, net                            (8,394)                  463
                  Decrease in other current assets                                    2,431                   813
                  (Increase) decrease in installment receivables                       (196)                  867
                  Increase in other assets                                              (97)                 (61)
                  Increase (decrease) in accounts payable                              (823)                1,065
                  Decrease in accrued employee compensation                          (1,919)               (1,097)
                  Increase (decrease) in accrued liabilities                          1,458                (1,142)
                  Decrease in income tax liabilities                                   (585)                 (628)
                  Increase (decrease) in deferred revenue                             4,472                (1,136)
                                                                                ------------         -------------

                            Net cash provided by operating activities                 3,065                 4,499
                                                                                ------------         -------------

Cash flows from investing activities:
         Purchases of property and equipment                                         (1,802)               (2,235)
         Additions to software                                                         (643)               (1,020)
         Other                                                                           33                -
         Acquisiton of businesses, net of cash acquired                                -                   (1,536)
         Additions to investment and notes receivable                                (1,691)               (1,000)
                                                                                ------------         -------------

                            Net cash used in investing activities                    (4,103)               (5,791)
                                                                                ------------         -------------

Cash flows from financing activities:
         Proceeds from issuance of Class A Common Stock                                 197                 -
         Purchase of Treasury Stock                                                    -                       (7)
         Proceeds from exercise of stock options                                        161                   194
         Payments of long-term debt                                                    -                     (130)
         Payments on capital lease obligations                                          (32)                 (126)
                                                                                ------------          ------------

                            Net cash provided by (used in)financing activities          326                   (69)

Effect of exchange rate fluctuations on cash                                            178                   (39)
                                                                                ------------           -----------
Decrease in cash and cash equivalents                                                  (534)               (1,400)
Cash and cash equivalents, beginning of period                                       31,546                35,511
                                                                                ------------         ------------
Cash and cash equivalents, end of period                                  $          31,012         $       34,111
                                                                                ============         =============

See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

The condensed consolidated financial statements at December 31, 1996 and 1995 and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

The condensed consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in companies owned less than 20% are carried at cost.

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

4. Acquisition

On October 8, 1996, the Company completed the acquisition of Open Systems Solutions, Inc. (OSSI). Stockholders of OSSI received 209,993 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. The stock exchange was accounted for as a pooling of interests. OSSI's results of operations prior to the acquisition were not material.

5. Investment and Notes Receivable

The Company has entered into a transaction with Insession, Inc. (Insession) whereby the Company acquired a 7.5% minority interest in Insession for $1.5 million. In addition, the Company has loaned Insession $4.8 million under promissory notes. The promissory notes bear an interest rate of prime plus 0.25%, are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $1.3 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

The Company has extended a $4.5 million line of credit to U. S. Processing, Inc.
(USPI), a start-up transaction processing business, and has the right to acquire the start-up venture. USPI has borrowed $4.5 million under the credit facility. Borrowings under the credit facility bear interest at prime plus 1.0% and are payable in quarterly installments of $250,000 commencing in June 1998.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
---------------------
The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:




                                                                                Three Months Ended December 31,
                                                                                -------------------------------
                                                                             1996                              1995
                                                                             --------------------------------------
                                                                                      % of                                 % of
                                                                   Amount            Revenue            Amount           Revenue

Revenues:
             Software license fees                         $        25,251              53.0 %  $        17,217             48.5 %
             Maintenance fees                                        9,961              20.9              8,409             23.7
             Services                                               11,877              24.9              8,618             24.3
             Hardware, net                                             553               1.2              1,239              3.5
                                                              -------------     ------------       ------------     ------------

                Total Revenues                                      47,642             100.0             35,483            100.0
                                                              -------------     ------------       ------------     ------------

Expenses:
             Cost of software license fees:
                   Software costs                                    5,397              11.3             3,905              11.0
                   Amortization of purchased software                  801               1.7               788               2.2
             Cost of maintenance and services                       12,473              26.2             8,771              24.7
             Research and development                                3,955               8.3             3,537              10.0
             Selling and marketing                                  10,282              21.6             8,404              23.7
             General and administrative:
                 General and administrative costs                    7,666              16.1             5,695              16.0
                 Amortization of goodwill and purchased
                  intangibles                                          217               0.5               150               0.4
                                                              -------------     ------------       ------------     ------------

               Total  expenses                                      40,791              85.6            31,250              88.1
                                                              -------------     ------------       ------------     ------------

Operating income                                                     6,851              14.4             4,233              11.9
                                                              -------------     ------------       ------------     ------------

Other income (expense):
             Interest income                                           427               0.9              568                1.6
             Interest expense                                          (57)             (0.1)             (44)              (0.1)
             Other                                                    (317)             (0.7)             (30)              (0.1)
                                                              -------------     ------------       ------------     ------------

               Total other                                              53               0.1               494               1.4
                                                              -------------     ------------       ------------     ------------

Income before income taxes                                           6,904              14.5             4,727             13.3
Provision for income taxes                                          (3,096)             (6.5)           (1,798)            (5.1)
                                                              -------------     ------------       ------------     ------------

Net income                                                  $        3,808               8.0 %    $      2,929              8.3 %
                                                              =============     ============       ============     ============

Revenues
Total revenues for the first quarter of fiscal 1997 increased 34.3% or $12.2 million over the comparable period in fiscal 1996. Of this increase, $8.0 million of the growth resulted from a 46.7% increase in software license fee revenue, $3.3 million from a 37.8% increase in services revenue and $1.6 million from a 18.5% increase in maintenance fee revenue.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 products and continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $6.8 million in the first quarter of fiscal 1997 compared to $4.5 million in the first quarter of fiscal 1996.

The growth in services revenue for the first quarter of fiscal 1997 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for the first quarter of fiscal 1997 is a result of the continued growth of the installed base of the Company's BASE24 products.

Expenses
Total operating expenses for the first quarter of fiscal 1997 increased 30.5% or $9.5 million over the comparable period in fiscal 1996. The primary reason for the overall increase in operating expenses is the increase in staff required to support the increased demand for the Company's products and services. Total staff including both employees and independent contractors increased from 1,105 at December 31, 1995 to 1,391 at December 31, 1996.

The Company's operating margin for the first quarter of fiscal 1997 was 14.4% as compared to 11.9% for the comparable period in fiscal 1996. These improvements are primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees).

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the first quarter of fiscal 1997 was 60.8% as compared to 62.1% for the comparable period in fiscal 1996. The decline in gross margin is primarily due to increased useage of independent contractors who typically are more expensive than employees and a general increase in technical staff labor costs. To allow for flexibility in its staffing requirements, the Company typically utilizes a mix of employees and independent contractors. The increase in technical staff labor costs is directly attributed to intense competition for such personnel.

Research and development(R&D) costs for the first quarter of fiscal 1997 increased 11.8% or $418,000 over the comparable period in fiscal 1996. This increase is due to hiring of additional staff who are working on the development of new applications and enhancements. R&D costs as a percentage of total revenues were 8.3% and 10.0% for the first quarter of fiscal 1997 and 1996, repectively. This decrease is the result of the Company's total revenues increasing at a faster rate than the growth in R&D staffing levels. The Company capitalized software development costs of $368,000 and $331,000 in the first quarter of fiscal 1997 and 1996, respectively.

Selling and marketing costs as a percentage of total revenues decreased to 21.6% in the first quarter of fiscal 1997 from 23.7% in the first quarter of fiscal 1996. This decrease is due primarily to higher levels of service revenues and backlog which typically have a lower level of sales commission expense associated with it.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $6.5 million in the first quarter of fiscal 1996 to $9.8 million for the first quarter of fiscal 1997. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

Other  Income and  Expense
Other income and expense consists primarily of interest income derived from short-term investments and foreign currency transaction losses. The Company incurred foreign currency transaction losses in the first quarter of fiscal 1997 as a result of revaluing U.S. dollar cash and receivables in its U.K. subsidiary.

Income  Taxes
The effective tax rate for the first quarter of fiscal 1997 was 44.8% as compared to 38.0% for the first quarter of fiscal 1996. The increase in the effective tax rate is principally the result of deferred tax assets which were recognized in the first quarter of fiscal 1996 which reduced the effective tax rate for that period with no corresponding recognition of deferred tax assets in the first quarter of fiscal 1997.

As of December 31, 1996, the Company has deferred tax assets of $ 9.6 million and deferred tax liabilities of $.6 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the next 24 months to determine the realizability of the deferred tax assets. This analysis indicated that $1.7 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $
7.9 million as of December 31, 1996.

Backlog
-------
As of December 31, 1996 and 1995, the Company had non-recurring revenue backlog of $21.9 million and $17.2 million in software license fees and $14.6 million and $10.7 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of December 31, 1996 and 1995, the Company had recurring revenue backlog of $75.0 million and $57.3 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

Liquidity and Capital Resources
-------------------------------
As of December 31, 1996, the Company had working capital of $45.0 million, cash and cash equivalents of $31.0 million and a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1997.

During the three months ended December 31, 1996, the Company's cash flow from operations amounted to $3.1 million and cash used in investing activities amounted to $4.1 million. Of the $4.1 million of cash used in investing activities, $1.7 million consisted of advances to Insession ($800,000) and USPI ($900,000) under promissory notes.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In October 1996, the Company acquired 100% of OSSI in exchange for 209,993 shares of the Company's Class A Common Stock.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          10.24 Lease respecting facility at 200 Wellington Street West, Toronto, Canada

          27.00 Financial Data Schedule

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 1997


                                             TRANSACTION SYSTEMS ARCHITECTS, INC
                                             (Registrant)


                                             /s/ Dwight G. Hanson
                                             --------------------
                                             Dwight G. Hanson
                                             Controller
                                             (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                               INDEX TO EXHIBITS



Exhibit
Number     Description
-------    -----------

10.24      Lease respecting facility at 200 Wellington Street West,
           Toronto, Canada

27.00      Financial Data Schedule