Form 10-Q
period 1997-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1997-05-12
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                   Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


            24,073,431 shares of Class A Common Stock at May 5, 1997
             2,171,252 shares of Class B Common Stock at May 5, 1997

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                TABLE OF CONTENTS


                                                                        Page

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of March 31, 1997
         and September 30, 1996                                           3

         Condensed Consolidated Statements of Operations
         for the three and six months ended March 31, 1997 and 1996       4

         Condensed Consolidated Statement of Stockholders'
         Equity for the six months ended March 31, 1997                   5

         Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 1997 and 1996                 6

         Notes to Condensed Consolidated Financial Statements         7 - 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9 - 11


                           Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                               13

Index to Exhibits                                                        14


                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited and in thousands)



                                                      March 31,         September 30,
                                                        1997               1996
                                                     ------------       ------------

                                      ASSETS

Current assets:
    Cash and cash equivalents                      $      38,153      $      31,546
    Billed receivables, net                               38,017             29,851
    Accrued receivables                                   22,875             19,284
    Deferred income taxes                                  1,710              1,671
    Other                                                  1,595              1,010
                                                     ------------       ------------

        Total current assets                             102,350             83,362

Property and equipment, net                               14,027             13,001
Software, net                                              5,297              5,424
Intangible assets, net                                     8,860              7,236
Installment receivables                                    1,210              1,593
Investment and notes receivable                            6,494              8,105
Other                                                      2,388              1,761
                                                                        ------------
                                                     ------------

        Total assets                               $     140,626      $     120,482
                                                     ============       ============



                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt              $         779      $       1,147
    Current portion of capital lease obligations             285                342
    Accounts payable                                       7,346              8,322
    Accrued employee compensation                          3,036              5,210
    Accrued liabilities                                    9,533              7,631
    Income taxes                                           2,888              1,706
    Deferred revenue                                      25,243             17,987
                                                     ------------       ------------

        Total current liabilities                         49,110             42,345

Long-term debt                                             1,480              1,431
Capital lease obligations                                    280                256
                                                                        ------------
                                                     ------------

        Total liabilities                                 50,870             44,032
                                                     ------------       ------------

Stockholders' equity:
    Class A Common Stock                                     120                119
    Class B Common Stock                                      11                 11
    Additional paid-in capital                           100,350             96,062
    Accumulated translation adjustments                       71               (236)
    Accumulated deficit                                  (10,784)           (19,494)
    Treasury stock, at cost                                  (12)               (12)
                                                     ------------       ------------

        Total stockholders' equity                        89,756             76,450
                                                     ------------       ------------

        Total liabilities and stockholders' equity $     140,626      $     120,482
                                                     ============       ============

See notes to condensed consolidated financial statements.



                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited and in thousands, except per share amounts)


                                                    Three Months Ended March 31,        Six Months Ended March 31,
                                                 ------------------------------------  ------------------------------
                                                     1997                1996             1997               1996
                                                 -------------       -------------     ------------       -----------
Revenues:
     Software license fees                    $        29,200     $        19,018    $      54,451     $      36,235
     Maintenance fees                                  10,009               8,412           19,970            16,821
     Services                                          11,148               9,169           23,025            17,787
     Hardware, net                                        784               1,063            1,337             2,302
                                                 -------------       -------------     ------------       -----------

              Total revenues                           51,141              37,662           98,783            73,145
                                                 -------------       -------------     ------------       -----------

Expenses:
     Cost of software license fees:
        Software costs                                  6,213               4,871           11,610             8,776
        Amortization of purchased software                  0                 785              801             1,573
     Cost of maintenance and services                  12,019               9,437           24,492            18,208
     Research and development                           4,475               3,788            8,430             7,325
     Selling and marketing                             11,523               7,864           21,805            16,268
     General and administrative:
        General and administrative costs                8,205               6,079           15,871            11,774
        Amortization of goodwill and purchased
          intangibles                                     237                 145              454               295
                                                 -------------       -------------     ------------       -----------

              Total  expenses                          42,672              32,969           83,463            64,219
                                                 -------------       -------------     ------------       -----------

Operating income                                        8,469               4,693           15,320             8,926
                                                 -------------       -------------     ------------       -----------

Other income (expense):
     Interest income                                      488                 568              915             1,136
     Interest expense                                     (24)                (51)             (82)              (81)
     Other                                               (227)                (84)            (544)             (128)
                                                 -------------       -------------     ------------       -----------

              Total other                                 237                 433              289               927
                                                 -------------       -------------     ------------       -----------

Income before income taxes                              8,706               5,126           15,609             9,853
Provision for income taxes                             (3,625)             (2,095)          (6,723)           (3,893)
                                                 -------------       -------------     ------------       -----------


              Net income                      $         5,081     $         3,031    $       8,886     $       5,960
                                                 =============       =============     ============       ===========

Net income per common and equivalent share    $          0.19     $          0.11    $        0.33     $        0.22
                                                 =============       =============     ============       ===========

Weighted average shares outstanding                    26,977              27,024           26,988            26,966
                                                 =============       =============     ============       ===========

See notes to condensed consolidated financial statements.


                                 TRANSACTION SYSTEMS ARCHITECTS, INC.
                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the six months ended March 31, 1997
                                           (unaudited and in thousands)



                                       Class A    Class B   Additional  Accumulated
                                       Common     Common     Paid-in    Translation  Accumulated Treasury
                                        Stock      Stock     Capital    Adjustments   Deficit     Stock      Total
                                       --------   --------  ----------  ----------   ----------  --------   --------

Balance, September 30, 1996         $      119  $      11 $    96,062 $      (236) $   (19,494)$     (12) $  76,450

Adjustment for Open Systems Solutions,
   Inc. pooling of interests                 1                      5                     (176)                (170)

Issuance of Class A Common Stock                                  391                                           391

Exercise of stock options                                         363                                           363

Tax benefit of stock options exercised                            981                                           981

Sale of stock options                                           2,548                                         2,548

Net Income                                                                               8,886                8,886

Translation adjustments                                                       307                               307
                                       --------   --------  ----------  ----------   ----------  --------   --------


Balance, March 31, 1997             $      120  $      11 $   100,350 $        71  $   (10,784)$     (12) $  89,756
                                       ========   ========  ==========  ==========   ==========  ========   ========

See notes to condensed consolidated financial statements.


                     TRANSACTION SYSTEMS ARCHITECTS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited and in thousands)

                                                             Six Months Ended March 31,
                                                           ------------------------------
                                                               1997               1996
                                                           -----------         ----------

Cash flows from operating activities:
     Net  income                                         $        8,886  $         5,960
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                            2,596            2,064
          Amortization                                            2,518            2,885
          Increase in receivables, net                          (11,006)          (1,472)
          Decrease in other current assets                        2,034              415
          Decrease in installment receivables                       383              848
          Increase in other assets                                  (26)          (1,090)
          Increase (decrease) in accounts payable                (1,125)           1,074
          Decrease in accrued employee compensation              (2,209)          (1,009)
          Increase (decrease) in accrued liabilities              3,145           (1,288)
          Decrease in income tax liabilities                       (563)            (674)
          Increase (decrease) in deferred revenue                 6,463             (843)
                                                            ------------    -------------


                    Net cash provided by operating activities    11,096            6,870
                                                            ------------    -------------

Cash flows from investing activities:
     Purchases of property and equipment                         (3,503)          (3,359)
     Additions to software                                       (1,497)          (1,551)
     Acquisiton of businesses, net of cash acquired              (2,385)          (1,690)
     Additions to investment and notes receivable                (3,061)          (7,001)
     Proceeds from notes receivable repayments                    3,680             -
                                                            ------------    -------------


                    Net cash used in investing activities        (6,766)         (13,601)
                                                            ------------    -------------

Cash flows from financing activities:
     Proceeds from issuance of Class A Common Stock                 392              -
     Purchase of Treasury Stock                                   -                  (10)
     Proceeds from sale and exercise of stock options             2,908              512
     Payments of long-term debt                                    (934)             (30)
     Payments on capital lease obligations                          (50)            (250)
                                                            ------------    -------------


                    Net cash provided by financing activities     2,316              222
                                                            ------------    -------------

Effect of exchange rate fluctuations on cash                        (39)            (126)
                                                            ------------    -------------


Increase in cash and cash equivalents                             6,607           (6,635)

Cash and cash equivalents, beginning of period                   31,546           35,512
                                                            ------------    -------------

Cash and cash equivalents, end of period                 $       38,153 $         28,877
                                                            ============    =============

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

The condensed consolidated financial statements at March 31, 1997 and for the three and six months ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

The condensed consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in companies less than 20% owned are carried at cost.


2.  Net Income Per Common and Equivalent Share

Net income per common and common equivalent share is determined by dividing net income by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during each period using the treasury stock method.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share"(SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior periods earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of the statement is not expected to have a material effect on the Company's reported income per share.

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

5.  Investment and Notes Receivable

In January 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the Company acquired a 7.5% minority interest in Insession for $1.5 million. In addition, since January 1996, the Company has loaned Insession $5.0 million under promissory notes. The promissory notes bear an interest rate of prime plus 0.25%, are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $1.5 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

In March 1997, the Company revised the terms of the line of credit and purchase option agreement it has with U.S. Processing, Inc. (USPI). Under the terms of the revised agreement, the Company received $3.6 million as repayment of advances made under the previous line of credit. In addition, the Company converted $1.0 million of prior advances under the line of credit into a 19.9% ownership interest in USPI. The revised line of credit provides USPI with the ability to borrow $4.5 million from the Company. As of March 31, 1997, there were no borrowings under the revised line of credit.


6.  Subsequent Event

On April 17, 1997, the Company announced an agreement to purchase Regency Voice Systems, Inc. and related entities (RVS). RVS develops, markets and supports financial software products and related services including interactive voice response and PC-banking products for financial institutions. Under the terms of the agreement, owners of RVS will receive 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's outstanding securities. The exchange will be accounted for as a pooling of interests. The transaction is expected to close on or about May 13, 1997.


                                              TRANSACTION SYSTEMS ARCHITECTS, INC.
                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                  AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:



                                               Three Months Ended March 31,                   Six Months Ended March 31,
                                        -------------------------------------------    -------------------------------------------
                                                   1997                1996                   1997                  1996
                                        -------------------------------------------    -------------------------------------------
                                                      % of                   % of                   % of                   % of
                                            Amount    Revenue      Amount     Revenue     Amount   Revenue       Amount    Revenue
                                           ---------- ---------   ---------- ----------   -------- -------      ---------  --------
       Revenues:
          Software license fees         $     29,200     57.1% $     19,018     50.5%  $   54,451      55.1% $    36,235      49.5%
          Maintenance fees                    10,009     19.6         8,412     22.3       19,970      20.2       16,821      23.0
          Services                            11,148     21.8         9,169     24.3       23,025      23.3       17,787      24.3
          Hardware, net                          784      1.5         1,063      2.8        1,337       1.4        2,302       3.1
                                           ---------- -------     ----------  ------     --------   -------      ---------   ------

                Total revenues                51,141    100.0        37,662    100.0       98,783     100.0       73,145     100.0
                                           ---------- -------     ----------   -----     --------   ---------    ---------   ------


       Expenses:
          Cost of software license fees:
            Software costs                     6,213     12.1         4,871     12.9       11,610      11.8        8,776      12.0
            Amortization of purchased software     0      0.0           785      2.1          801       0.8        1,573       2.2
          Cost of maintenance and services    12,019     23.5         9,437     25.1       24,492      24.8       18,208      24.9
          Research and development             4,475      8.8         3,788     10.1        8,430       8.5        7,325      10.0
          Selling and marketing               11,523     22.5         7,864     20.9       21,805      22.1       16,268      22.2
          General and administrative:
             General and administrative costs  8,205     16.0         6,079     16.1       15,871      16.1       11,774      16.1
             Amortization of goodwill and
             purchased intangibles               237      0.5           145      0.4          454       0.5          295       0.4
                                           ----------  ------    ----------   ------     --------   -------    ---------     ------

                Total  expenses               42,672     83.4        32,969     87.5       83,463      84.5       64,219      87.8
                                           ----------  ------    ----------   ------     --------   -------    ---------     ------


       Operating income                        8,469     16.6         4,693     12.5       15,320      15.5        8,926      12.2
                                           ----------  ------    ----------   ------     --------   --------   ---------     ------


       Other income (expense):
          Interest income                        488      1.0           568      1.5          915       0.9        1,136       1.6
          Interest expense                       (24)     0.0           (51)    (0.1)         (82)     (0.1)         (81)     (0.1)
          Other                                 (227)    (0.4)          (84)    (0.2)        (544)     (0.6)        (128)     (0.2)
                                           ----------   ------    ----------   ------     --------   -------      -------    ------

                Total other                      237      0.5           433      1.1          289       0.3          927       1.3
                                           ----------   ------    ----------   ------     --------   --------     -------    ------


       Income before income taxes              8,706     17.0         5,126     13.6       15,609      15.8        9,853      13.5
       Provision for income taxes             (3,625)    (7.1)       (2,095)    (5.6)      (6,723)     (6.8)      (3,893)     (5.3)
                                           ----------   ------    ----------   ------     --------   --------     -------    ------


       Net income                       $      5,081      9.9% $      3,031      8.0%  $    8,886       9.0% $     5,960       8.1%
                                           =========   =======    =========    ======     =======    ========     =======    ======


Revenues
Total revenues for the second quarter of fiscal 1997 increased 35.8% or $13.5 million over the comparable period in fiscal 1996. Of this increase, $10.2 million of the growth resulted from a 53.5% increase in software license fee revenue, $2.0 million from a 21.6% increase in services revenue and $1.6 million from a 19.0% increase in maintenance fee revenue.

Total revenues for the first half of fiscal 1997 increased 35.1% or $25.6 million over the comparable period in fiscal 1996. Of this increase, $18.2 million of the growth resulted from a 50.3% increase in software license fee revenue, $5.2 million from a 29.4% increase in services revenue and $3.1 million from a 18.7% increase in maintenance fee revenue.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 products and continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $7.5 million in the second quarter of fiscal 1997 compared to $5.0 million in the second quarter of fiscal 1996. MLF revenue was $14.3 million in the first half of fiscal 1997 compared to $9.5 million in the first half of fiscal 1996.

The growth in services revenue for the second quarter and first half of fiscal 1997 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for the second quarter and first half of fiscal 1997 is a result of the continued growth of the installed base of the Company's BASE24 products.

Expenses
Total operating expenses for the second quarter of fiscal 1997 increased 29.4% or $9.7 million over the comparable period in fiscal 1996. Total operating expenses for the first half of fiscal 1997 increased 30.0% or $19.2 million over the comparable period in fiscal 1996. The primary reason for the overall increase in operating expenses is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,120 at March 31, 1996 to 1,452 at March 31, 1997.

The Company's operating margin for the second quarter of fiscal 1997 was 16.6% as compared to 12.5% for the comparable period in fiscal 1996. Operating margin for the first half of fiscal 1997 was 15.5% as compared to 12.2% for the first half of fiscal 1996. These improvements are primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees) and the conclusion in December 1996 of the software amortization associated with the acquisition of Applied Communications, Inc.
(ACI) and Applied Communications Inc. Limited (ACIL) in December 1993.

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the second quarter of fiscal 1997 was 64.3% as compared to 59.9% for the comparable period in fiscal 1996. The gross margin for the first half of fiscal 1997 was 62.6% as compared to 61.0% for the first half of fiscal 1996. The improvements are partly due to the conclusion of the software amortization associated with the acquisitions of ACI and ACIL.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $7.1 million in the second quarter of fiscal 1996 to $10.7 million for the second quarter of fiscal 1997. EBITDA was $20.4 million for the first half of fiscal 1997 as compared to $13.6 million for the first half of fiscal 1996. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.


Results of Operations (continued)

Income Taxes
The effective tax rate for the second quarter of fiscal 1997 was 41.6% as compared to 40.9% for the second quarter of fiscal 1996. The effective tax rate for the first half of fiscal 1997 was 43.1% as compared to 39.5% for the first half of fiscal 1996. The increase in the effective tax rate is principally the result of deferred tax assets which were recognized in the first half of fiscal 1996 which reduced the effective tax rate for that period with no corresponding recognition of deferred tax assets in the first half of fiscal 1997.

As of March 31, 1997, the Company has deferred tax assets of $9.6 million and deferred tax liabilities of $0.6 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the next 24 months to determine the realizability of the deferred tax assets. This analysis indicated that $1.7 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $7.9 million as of March 31, 1997.

Backlog
As of March 31, 1997 and 1996, the Company had non-recurring revenue backlog of $24.4 million and $21.3 million in software license fees, respectively, and $15.6 million and $10.9 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of March 31, 1997 and 1996, the Company had recurring revenue backlog of $78.8 million and $57.7 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

Liquidity and Capital Resources

As of March 31, 1997, the Company had working capital of $53.2 million which includes cash and cash equivalents of $38.2 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1997.

During the six months ended March 31, 1997, the Company's cash flow from operations amounted to $11.1 million and cash used in investing activities amounted to $6.8 million. Of the $6.8 million of cash used in investing activities, $3.1 million consisted of advances to Insession ($1.0 million) and USPI ($2.1 million) under promissory notes. USPI repaid advances of $3.6 million during the second quarter of fiscal 1997.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In October 1996, the Company acquired 100% of OSSI in exchange for 209,993 shares of the Company's Class A Common Stock. In May 1997, the Company anticipates finalizing the acquisition of Regency Voice Systems, Inc. and related entities (See Footnote 6 to the Condensed Consolidated Financial Statements).

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

        The Registrant's annual meeting of shareholders was held on February 25, 1997. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

        1.   Election of Directors
                                             For                       Withheld

             William E. Fisher            20,555,191                     49,571
             David C. Russell             20,532,402                     72,360
             Promod Haque                 20,559,180                     45,582
             Frederick L. Bryant          20,559,180                     45,582
             Charles E. Noell, III        20,559,180                     45,582
             Jim D. Kever                 20,557,624                     47,138
             Larry G. Fendley             20,558,124                     46,638

        2. Approval of 1997 Management Stock Option Plan

           For: 20,080,885 Against:397,000 Abstain:46,527 Broker Non-vote:80,350

        3. Ratification of Appointment of Arthur Andersen LLP as Independent Auditors for 1997

           For: 20,570,725 Against: 23,253 Abstain: 10,784   Broker Non-vote: 0


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           10.24 Transaction Systems Architects, Inc. 1997 Management Stock Option Plan

                           27.00    Financial Data Schedule

                  (b)  Reports on Form 8-K

                           None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 12, 1997


                                             TRANSACTION SYSTEMS ARCHITECTS, INC
                                             (Registrant)


                                             /s/Dwight G. Hanson
                                            ------------------------------------
                                             Dwight G. Hanson
                                             Controller
                                            (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS


Exhibit
Number          Description
-------         ------------

10.24           Transaction Systems Architects, Inc. 1997 Management
                Stock Option Plan

27.00           Financial Data Schedule