Form 10-Q
period 1997-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1997-08-14
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from     to   .
                                                      ----  ----

                         Commission File Number 0-25346

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                             47-0772104
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

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X       No   .
                                 ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


           25,805,731 shares of Class A Common Stock at August 1, 1997 2,171,252 shares of Class B Common Stock at August 1, 1997

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                TABLE OF CONTENTS


                                                                           Page


                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of June 30, 1997
         and September 30, 1996                                                3

         Condensed Consolidated Statements of Operations for the three
         and nine months ended June 30, 1997 and 1996                          4

         Condensed Consolidated Statement of Stockholders' Equity
         for the nine months ended June 30, 1997                               5

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1997 and 1996                              6

         Notes to Condensed Consolidated Financial Statements              7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9 - 11


                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

Index to Exhibits                                                             14


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                June 30,         September 30,
                                                  1997               1996
                                              -------------      ------------

                                ASSETS
Current assets:
     Cash and cash equivalents             $        42,579     $      32,751
     Billed receivables, net                        35,200            30,598
     Accrued receivables                            27,201            19,284
     Deferred income taxes                           5,626             4,348
     Other                                           2,263             1,443
                                              -------------       -----------

        Total current assets                       112,869            88,424

Property and equipment, net                         14,672            13,340
Software, net                                        5,659             5,424
Intangible assets, net                               9,487             7,236
Installment receivables                              1,275             1,593
Investment and notes receivable                      6,819             8,105
Other                                                3,379             1,775
                                               ------------       -----------

        Total assets                       $       154,160     $     125,897
                                              =============       ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt     $           795     $       1,147
     Current portion of capital lease obligations      274               342
     Accounts payable                                7,627             8,629
     Accrued employee compensation                   3,566             5,210
     Accrued liabilities                             9,891             7,732
     Income taxes                                    6,256             4,466
     Deferred revenue                               27,925            20,507
                                              -------------       -----------

        Total current liabilities                   56,334            48,033

Long-term debt                                       1,502             1,431
Capital lease obligations                              263               256
                                              -------------       -----------


        Total liabilities                           58,099            49,720
                                              -------------       -----------

Stockholders' equity:
     Class A Common Stock                              129               127
     Class B Common Stock                               11                11
     Additional paid-in capital                    102,299            95,909
     Accumulated translation adjustments               103              (236)
     Accumulated deficit                            (6,469)          (19,622)
     Treasury stock, at cost                           (12)              (12)
                                              -------------       -----------

     Total stockholders' equity                     96,061            76,177
                                              -------------       -----------

     Total liabilities and stockholders'equity     154,160     $     125,897
                                              =============       ===========

See notes to condensed consolidated financial statements.

                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited and in thousands, except per share amounts)


                                                   Three Months Ended June 30,         Nine Months Ended June 30,
                                                -----------------------------------   ------------------------------
                                                    1997                1996             1997              1996
                                                -------------       -------------     ------------      ------------
Revenues:
     Software license fees                   $        31,186     $        21,545   $       89,504    $       60,042
     Maintenance fees                                 10,746               9,173           31,031            26,042
     Services                                         12,395              11,206           35,745            29,427
     Hardware, net                                       881                 977            2,218             3,279
                                                -------------       -------------     ------------      ------------

       Total revenues                                 55,208              42,901          158,498           118,790
                                                -------------       -------------     ------------      ------------

Expenses:
     Cost of software license fees:
        Software costs                                 6,494               5,292           18,413            14,224
        Amortization of purchased software                                   783              801             2,356
     Cost of maintenance and services                 13,038              10,969           38,055            29,481
     Research and development                          4,618               3,499           13,321            10,967
     Selling and marketing                            12,368               8,570           34,967            25,192
     General and administrative:
        General and administrative costs               8,814               7,589           25,882            20,195
        Amortization of goodwill and purchased
          intangibles                                    210                 157              664               452
                                                -------------       -------------     ------------      ------------

       Total  expenses                                45,542              36,859          132,103           102,867
                                                -------------       -------------     ------------      ------------

Operating income                                       9,666               6,042           26,395            15,923
                                                -------------       -------------     ------------      ------------

Other income (expense):
     Interest income                                     557                 442            1,497             1,587
     Interest expense                                    (55)                (54)            (136)             (179)
     Other                                               (38)                (99)            (582)             (180)
                                                -------------       -------------     ------------      ------------

       Total other                                       464                 289              779             1,228
                                                -------------       -------------     ------------      ------------

Income before income taxes                            10,130               6,331           27,174            17,151
Provision for income taxes                            (3,793)             (2,393)         (10,539)           (6,381)
                                                -------------       -------------     ------------      ------------


Net income                                   $         6,337     $         3,938   $       16,635    $       10,770
                                                =============       =============     ============      ============

Pro forma information(Note 4):
       Net income                            $         6,337     $         3,665   $       16,128    $       10,225
                                                =============       =============     ============      ============

       Net income per common
         and equivalent share                $          0.22     $          0.13   $         0.56    $         0.36
                                                =============       =============     ============      ============

Weighted average shares outstanding                   28,821              28,798           28,676            28,654
                                                =============       =============     ============      ============

See notes to condensed consolidated financial statements.

                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the nine months ended June 30, 1997
                                           (unaudited and in thousands)



                                         Class A   Class B  Additional     Accumulated
                                         Common    Common   Paid-in    Translation AccumulatedTreasury
                                         Stock    Stock     Capital    Adjustments Deficit     Stock     Total
                                        --------  -------   ---------  ---------------------  --------  --------

Balance, September 30, 1996
    as previously reported            $     119 $     11  $   96,062 $     (236) $  (19,494)$     (12)$  76,450

Adjustment for Regency Voice Systems and
   related entities pooling of interests      8                 (153)                  (128)               (273)
                                        --------  -------   ---------  ---------   ---------  --------  --------


Balance, September 30, 1996
    as restated                             127       11      95,909       (236)    (19,622)      (12)   76,177

Adjustment for Open Systems Solutions,
   Inc. pooling of interests                  1                    5                   (176)               (170)

Distribution to owners of Regency
   Voice Systems and related entities                                                (3,306)             (3,306)

Issuance of Class A Common Stock              1                  581                                        582

Exercise of stock options                                        938                                        938

Tax benefit of stock options exercised                         1,780                                      1,780

Sale of stock options                                          3,086                                      3,086

Net Income                                                                           16,635              16,635

Translation adjustments                                                     339                             339
                                        --------  -------   ---------  ---------   ---------  --------  --------


Balance, June 30, 1997                $     129 $     11  $  102,299 $      103  $   (6,469)$     (12)$  96,061
                                        ========  =======   =========  =========   =========  ========  ========

See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                    Nine Months Ended June 30,
                                                   ---------------------------
                                                           1997          1996
                                                      ----------     ---------

Cash flows from operating activities:
    Net  income                                       $   16,635 $     10,770
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                      4,006        3,230
         Amortization                                      3,392        4,384
         Increase in receivables, net                    (11,263)      (7,949)
         (Increase) decrease in other current assets       1,802         (537)
         Decrease in installment receivables                 318          476
         Increase in other assets                         (3,202)        (924)
         Increase (decrease) in accounts payable          (1,349)         545
         Decrease in accrued employee compensation        (1,972)        (884)
         Increase (decrease) in accrued liabilities        2,431       (1,771)
         Decrease in income tax liabilities                3,535        1,415
         Increase (decrease) in deferred revenue           6,597         (241)
                                                        ---------   ----------

          Net cash provided by operating activities       20,930        8,514
                                                        ---------   ----------

Cash flows from investing activities:
    Purchases of property and equipment                   (4,918)      (5,210)
    Purchases of software and distribution rights         (4,312)      (1,926)
    Acquisiton of businesses, net of cash acquired        (2,422)      (5,196)
    Additions to investment and notes receivable          (3,886)      (7,276)
    Proceeds from notes receivable repayments              4,180         -
                                                        ---------   ----------

          Net cash used in investing activities          (11,358)     (19,608)
                                                        ---------   ----------

Cash flows from financing activities:
    Proceeds from issuance of Class A Common Stock          582          162
    Purchase of Treasury Stock                               -             4
    Proceeds from sale and exercise of stock options      4,021          818
    Distribution to RVS owners                           (3,306)      (2,037)
    Proceeds from long-term debt                             -           182
    Payments of long-term debt                             (934)         (20)
    Payments on capital lease obligations                   (85)        (341)
                                                       ---------   ----------

          Net cash provided by (used in)
            financing activities                            278       (1,232)
                                                       ---------   ----------

Effect of exchange rate fluctuations on cash                (22)        (181)
                                                       ---------   ----------

Increase (decrease) in cash and cash equivalents          9,828      (12,507)

Cash and cash equivalents, beginning of period           32,751       36,235
                                                       ---------   ----------

Cash and cash equivalents, end of period             $   42,579 $     23,728
                                                       =========   ==========

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

The condensed consolidated financial statements at June 30, 1997 and for the three and nine months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997.

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

In March 1997,  the Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior periods earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of the statement is not expected to have a material effect on the Company's reported income per share.

3.  Stock Split

On June 7, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on July 1, 1996 to shareholders of record on June 17, 1996. All references in the condensed consolidated financial statements to number of shares and per share amounts have been restated to retroactively reflect the stock split.

4.  Acquisitions

On May 13, 1997, the Company completed the acquisition of Regency Voice Systems, Inc. and related entities (RVS). RVS develops, markets and supports financial software products and related services including interactive voice response and PC-banking products for financial institutions. Owners of RVS received 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's outstanding securities. The exchange was accounted for as a pooling of interests. The accompanying historical condensed consolidated financial statements have been restated to reflect the results of operations of RVS.

RVS was taxed primarily as a Partnership and, accordingly, taxable income was included in the personal tax of RVS owners who were responsible for the payment of taxes thereof. Pro forma net income and net income per common and equivalent share on the accompanying condensed statement of operations reflects a pro forma tax provision for combined federal and state income taxes to report income taxes on the basis of which they will be reported in future periods.


On October 8, 1996, the Company completed the acquisition of Open Systems Solutions, Inc. (OSSI). Stockholders of OSSI received 209,993 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. The stock exchange was accounted for as a pooling of interests. OSSI's results of operations prior to the acquisition were not material and the condensed consolidated financial statements have not been restated to reflect this acquisition.

5.  Investment and Notes Receivable

In January 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the Company acquired a 7.5% minority interest in Insession for $1.5 million. In addition, since January 1996, the Company loaned Insession $5.0 million under promissory notes of which Insession repaid the Company $500,000 in June 1997. The promissory notes bear an interest rate of prime plus 0.25%, and are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $1.0 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

In March 1997, the Company revised the terms of the line of credit and purchase option agreement it has with U.S. Processing, Inc. (USPI). Under the terms of the revised agreement, the Company received $3.6 million as repayment of advances made under the previous line of credit. In addition, the Company converted $1.0 million of prior advances under the line of credit into a 19.9% ownership interest in USPI. The revised line of credit provides USPI with the ability to borrow $4.5 million from the Company. As of June 30, 1997, borrowings under the revised line of credit totaled $825,000.


                                                    TRANSACTION SYSTEMS ARCHITECTS, INC.
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                          AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company, as restated for RVS, for the periods indicated:


                                                    Three Months Ended June 30,                   Nine Months Ended June 30,
                                             -------------------------------------------   -----------------------------------------
                                                      1997                 1996                    1997                  1996
                                             -------------------------------------------   -----------------------------------------
                                                          % of                  % of                   % of                 % of
                                                 Amount   Revenue      Amount   Revenue     Amount    Revenue     Amount    Revenue
                                                --------- ---------   -------------------   --------  --------- ---------  ---------

       Revenues:
          Software license fees              $    31,186     56.5% $     21,545    50.2%  $  89,504       56.5% $  60,042     50.5 %
          Maintenance fees                        10,746     19.5         9,173    21.4      31,031       19.6     26,042     21.9
          Services                                12,395     22.5        11,206    26.1      35,745       22.6     29,427     24.8
          Hardware, net                              881      1.6           977     2.3       2,218        1.4      3,279      2.8
                                                --------- --------    ---------  ---------   --------  --------   --------  --------

                Total revenues                    55,208    100.0        42,901   100.0     158,498      100.0    118,790    100.0
                                                --------- --------    ---------- ---------   --------  --------   ---------  -------

       Expenses:
          Cost of software license fees:
             Software costs                        6,494     11.8         5,292    12.3      18,413       11.6     14,224     12.0
             Amortization of purchased software        0      0.0           783     1.8         801        0.5      2,356      2.0
          Cost of maintenance and services        13,038     23.6        10,969    25.6      38,055       24.0     29,481     24.8
          Research and development                 4,618      8.4         3,499     8.2      13,321        8.4     10,967      9.2
          Selling and marketing                   12,368     22.4         8,570    20.0      34,967       22.1     25,192     21.2
          General and administrative:
            General and administrative costs       8,814     16.0         7,589    17.7      25,882       16.3     20,195     17.0
             Amortization of goodwill and
                purchased intangibles                210      0.4           157     0.4         664        0.4        452      0.4
                                                 --------- --------     --------- --------   --------   ---------  --------- -------

                Total  expenses                   45,542     82.5        36,859    85.9     132,103       83.3    102,867     86.6
                                                --------- --------     --------- --------   --------   ---------  ---------  ------


       Operating income                            9,666     17.5         6,042    14.1      26,395       16.7     15,923     13.4
                                                --------- --------     --------- --------   ---------- ---------  ---------  ------

  Other income (expense):
          Interest income                            557      1.0           442     1.0       1,497        0.9      1,587      1.3
          Interest expense                           (55)    (0.1)          (54)   (0.1)       (136)      (0.1)      (179)    (0.2)
          Other                                      (38)    (0.1)          (99)   (0.2)       (582)      (0.4)      (180)    (0.2)
                                                --------- --------     --------- --------    --------  --------   ---------  ------

                Total other                          464      0.8           289     0.7         779        0.5      1,228      1.0
                                                --------- --------     --------- --------    --------  ---------  ---------  ------

       Income before income taxes                 10,130     18.3         6,331    14.8      27,174       17.1     17,151     14.4
       Provision for income taxes                 (3,793)    (6.9)       (2,393)   (5.6)    (10,539)      (6.6)    (6,381)    (5.4)
                                                --------- --------     --------- --------   ---------  ---------  ---------  ------


       Net income                                  6,337     11.5         3,938     9.2      16,635       10.5     10,770      9.1
                                                ========= ========     ========= ========   =========   ========   =======   ======

       Pro forma information:
       Net income                            $     6,337     11.5 %  $    3,665     8.5 %  $ 16,128       10.2 % $  10,225     8.6%
                                                ========= ========     ========= ========   =========   ========   ========  ======


Revenues
Total revenues for the third quarter of fiscal 1997 increased 28.7% or $12.3 million over the comparable period in fiscal 1996. Of this increase, $9.6 million of the growth resulted from a 44.7% increase in software license fee revenue, $1.2 million from a 10.6% increase in services revenue and $1.6 million from a 17.1% increase in maintenance fee revenue.

Total revenues for the first three quarters of fiscal 1997 increased 33.4% or $39.7 million over the comparable period in fiscal 1996. Of this increase, $29.4 million of the growth resulted from a 49.0% increase in software license fee revenue, $6.3 million from a 21.5% increase in services revenue and $5.0 million from a 19.2% increase in maintenance fee revenue.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 products and continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $8.6 million in the third quarter of fiscal 1997 compared to $6.0 million in the third quarter of fiscal 1996. MLF revenue was $23.7 million in the first three quarters of fiscal 1997 compared to $16.0 million in the first three quarters of fiscal 1996.

The growth in services revenue for both the third quarter and first three quarters of fiscal 1997 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for both the third quarter and first three quarters of fiscal 1997 is a result of the continued growth of the installed base of the Company's BASE24 products.

Expenses
Total operating expenses for the third quarter of fiscal 1997 increased 23.6% or $8.7 million over the comparable period in fiscal 1996. Total operating expenses for the first three quarters of fiscal 1997 increased 28.4% or $29.2 million over the comparable period in fiscal 1996. The primary reason for the overall increase in operating expenses is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,224 at June 30, 1996 to 1,508 at June 30, 1997.

The Company's operating margin for the third quarter of fiscal 1997 was 17.5% as compared to 14.1% for the comparable period in fiscal 1996. Operating margin for the first three quarters of fiscal 1997 was 16.7% as compared to 13.4% for the first three quarters of fiscal 1996. These improvements are primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees) and the conclusion in December 1996 of the software amortization associated with the acquisition of Applied Communications, Inc.
(ACI) and Applied Communications Inc. Limited (ACIL) in December 1993.

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the third quarter of fiscal 1997 was 64.6% as compared to 60.3% for the comparable period in fiscal 1996. The gross margin for the first three quarters of fiscal 1997 was 63.9% as compared to 61.2% for the first three quarters of fiscal 1996. The improvements are principally due to the conclusion of software amortization associated with the acquisitions of Applied Communications, Inc. and Applied Communications Inc Limited.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $8.6 million in the third quarter of fiscal 1996 to $11.8 million for the third quarter of fiscal 1997. EBITDA was $33.7 million for the first three quarters of fiscal 1997 as compared to $23.2 million for the first three quarters of fiscal 1996. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

Results of Operations (continued)

Pro Forma Income Taxes
RVS was taxed primarily as a Partnership and accordingly taxable income was included in the personal tax of RVS owners who were responsible for the payment of taxes thereof. Pro forma net income reflects a pro forma tax provision for combined federal and state income taxes to report income taxes on the basis of which they will be reported in future periods.

The effective pro forma tax rate for the third quarter of fiscal 1997 was 37.4% as compared to 42.1% for the third quarter of fiscal 1996. The effective pro forma tax rate for the first three quarters of fiscal 1997 was 40.6% as compared to 40.3% for the first three quarters of fiscal 1996. The change in the effective pro forma tax rate is principally the result of the amount of deferred tax assets which were recognized in the first three quarters of 1997 as compared to the first three quarters of fiscal 1996.

As of June 30, 1997, the Company has deferred tax assets of $21.9 million and deferred tax liabilities of $0.6million. Each quarter, the Company evaluates its historical operating results as well as its projections for the next 24 months to determine the realizability of the deferred tax assets. This analysis indicated that $5.6 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $16.3 million as of June 30, 1997.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

Backlog
-------
As of June 30, 1997 and 1996, the Company had non-recurring revenue backlog of $25.5 million and $20.0 million, respectively, in software license fees and $16.9 million and $11.0 million, respectively, in services. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of June 30, 1997 and 1996, the Company had recurring revenue backlog of $86.6 million and $65.0 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

Liquidity and Capital Resources
-------------------------------
As of June 30, 1997, the Company had working capital of $56.5 million which includes cash and cash equivalents of $42.6 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit currently expires on August 31, 1997 and is expected to be renewed through June 1998.

During the nine months ended June 30, 1997, the Company's cash flow from operations amounted to $20.9 million and cash used in investing activities amounted to $11.3 million. Of the $11.3 of cash used in investing activities, $1.0 million consisted of advances to Insession under promissory notes and $2.9 consisted of advances to USPI under a line of credit. Insession repaid advances of $500,000 during the third quarter of fiscal 1997 and USPI repaid advances of $3.6 million during the second quarter of fiscal 1997.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In October 1996, the Company acquired 100% of OSSI in exchange for 209,993 shares of the Company's Class A Common Stock. In May 1997, the Company acquired 100% of RVS in exchange for 1,615,383 shares of the Company's Class A Common Stock.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION




Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                        27.00    Financial Data Schedule

               (b)  Reports on Form 8-K

                    Form 8-K dated May 20, 1997, under Item 2 , Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting the Stock Exchange Agreement between the Company and Regency Voice Systems, Inc. and related entities.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 13, 1997


                                          TRANSACTION SYSTEMS ARCHITECTS, INC
                                          (Registrant)


                                          /s/Dwight G. Hanson
                                          -----------------------------------.
                                          Dwight G. Hanson
                                          Principal Accounting Officer

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description


27.00                      Financial Data Schedule