Form 10-K
period 1997-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1997-12-23
CIK 935036

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                             224 SOUTH 108TH AVENUE
                                    SUITE 7
                             OMAHA, NEBRASKA 68154
          (Address of principal executive offices, including zip code)

                                 (402) 334-5101

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

    As of December 19, 1997, there were outstanding 26,924,596 shares of the Company's Class A Common Stock, par value $.005, and 1,171,252 shares of the Company's Class B Common Stock, par value $.005. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the last sale price of $37.875 per share for the registrant's common stock as of such date) was $1,064,130,243.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 24, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                 1997 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
                                                        PART I

Item 1.     Business.......................................................................................          3

Item 2.     Properties.....................................................................................         11

Item 3.     Legal Proceedings..............................................................................         12

Item 4.     Submission of Matters to a Vote of Security Holders............................................         12

                                                        PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................         12

Item 6.     Selected Financial Data........................................................................         12

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........         14

Item 8.     Financial Statements and Supplementary Data....................................................         21

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........         43

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................         43

Item 11.    Executive Compensation.........................................................................         43

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................         43

Item 13.    Certain Relationships and Related Transactions.................................................         43

                                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................         43

Signatures...........................................................................         46

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Transaction Systems Architects, Inc. ("TSA" or the "Company") develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. The Company's software products are used to process transactions involving credit cards, debit cards, smart cards, checks, automated teller machines (ATM), point-of-sale (POS) terminals, manned teller devices, remote banking, wire transfers and automated clearing house (ACH) functions. The Company's products and services assist customers in operating large, complex networks performing such functions as transaction authorization, transaction routing, debit and credit card management, transaction settlement and reporting.

    The Company is an international supplier of electronic payment software products and network integration solutions, principally for financial institutions, as well as for retailers and third-party processors. At September 30, 1997, its customers include 108 of the largest 500 banks in the world, as measured by asset size. As of September 30, 1997, the Company had 1,664 customers in 69 countries on six continents. During fiscal years 1997, 1996 and 1995, approximately 58%, 53% and 50%, respectively, of the Company's total revenues resulted from international operations and approximately 75%,72% and 72%, respectively, of its revenues were derived from licensing the BASE24 family of products and providing related services and maintenance. BASE24 supports high volume, complex transaction processing and provides customers the flexibility to operate a wide range of terminals, switches and communications protocols. BASE24 operates in a fault-tolerant environment on Tandem computers.

    The Company also markets a complementary electronic payment software product line, TRANS24, that operates on hardware platforms other than Tandem, including IBM mainframes and RISC/UNIX servers. In addition, the Company markets network connectivity software and middleware to customers in a variety of industries to help solve network integration and systems migration problems. Through its wholly-owned subsidiary, Grapevine Systems Inc., the Company markets products and services focused on high availability and on-line transaction processing systems. Through its wholly-owned subsidiary, Crystal Clear Technologies, Inc. ("Crystal Clear"), the Company markets payment systems that operate on Microsoft's Windows NT and interactive voice response products that operate on OS/2.

    The Company provides specialized technical services and maintenance, principally in support of BASE24 and its other product lines. Services and maintenance fees accounted for 42%, 47% and 47% of the Company's revenues during fiscal years 1997, 1996 and 1995, respectively.

    The Company was formed in November, 1993 and is largely the successor to Applied Communications, Inc. ("ACI") and Applied Communications Inc. Limited ("ACIL"), which were acquired from Tandem Computers Incorporated ("Tandem") on December 31, 1993. On January 3, 1994, the Company acquired USSI, Inc. ("USSI"). During 1996 and 1997, the Company completed several acquisitions. These have included TXN Solution Integrators ("TXN") in June 1996, Grapevine Systems, Inc. ("Grapevine") in September 1996, Open Systems Solutions, Inc. ("OSSI") in October 1996 and Regency Voice Systems, Inc. ("RVS") in May 1997.

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

PRODUCTS AND RELATED SERVICES

    The Company develops, markets and supports four product lines: (i) electronic payments software, (ii) network connectivity software and middleware,
(iii) wholesale banking payments software and (iv) interactive voice response software. The Company generally grants non-exclusive, non-transferable, perpetual or monthly licenses which are computer, site or user specific.

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

    The Company believes that BASE24 has a more complete range of features and functions for electronic payments processing than products offered by its competitors. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and POS terminals, over 100 interchange interfaces and various authorization and reporting options. During fiscal years 1997, 1996 and 1995, the Company derived 75%, 72% and 72%, respectively, of its revenues from licensing BASE24 products and related services, including maintenance fees.

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

    TRANS24. TRANS24 is a family of products, marketed principally in the banking industry, that runs on a variety of hardware platforms, including IBM mainframes, and RISC/UNIX servers. During fiscal years 1997, 1996 and 1995, the Company derived 5%,4% and 6%, respectively, of its revenues from TRANS24 product licensing and related services, including maintenance fees. The Company believes that the TRANS24 product line, utilizing a CICS middleware product, provides the Company an opportunity to diversify its platform offerings.

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

  NETWORK CONNECTIVITY SOFTWARE AND MIDDLEWARE

    The Company markets network connectivity software which involves a set of software tools that facilitate network integration. The Company has arranged with Insession, Inc. to distribute and support its System Network Architecture
(SNA) connectivity tool, known as ICE, which facilitates connectivity between Tandem and IBM computers. The Company has also developed NET24, a message-oriented middleware product that acts as the layer of software which manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. During fiscal years 1997, 1996 and 1995, the Company derived 8%, 13% and 12%, respectively, of its revenues from license fees and related services, including maintenance fees, for network connectivity software and middleware.

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

    The Company's wholesale payments product, CO-ach, represents a solution for initiating, controlling, settling and reporting ACH transactions. ACH transactions are electronic payments that replace traditional paper checks. CO-ach is targeted at large ACH originators with high transaction volumes. In addition to large domestic ACH originators, the Company is marketing CO-ach to international markets, where standards similar to those in the U.S. for automated check clearing are emerging. During fiscal years 1997, 1996 and 1995, the Company derived 5% of its revenues from the MoneyNet and CO-ach product lines.

  INTERACTIVE VOICE RESPONSE SOFTWARE

    The Company markets an interactive voice response (IVR) software product which allows banks to offer their customers answers to routine questions such as balance inquiry, last deposit, maturity dates, transaction history, interest information, payment dates and amounts via telephone inquiry. The IVR software product is targeted at small to mid-sized community banks and runs on personal computers. During fiscal years 1997, 1996, and 1995 the Company derived 4%, 4%, and 2%, respectively, of total revenues from the IVR product line.

  SERVICES

    During fiscal years 1997, 1996 and 1995, the Company generated service revenues, exclusive of maintenance fees, of $48.4 million, $41.6 million, and $27.6 million, respectively, or 22.5%, 25.0% and 22.7%, respectively, of total revenues. The Company offers three different services: technical services, project management and facilities management.

    TECHNICAL SERVICES. Technical services covers a variety of tasks including programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are priced on a weekly basis according to the level of technical expertise required and the duration of the project. During fiscal years 1997, 1996 and 1995, technical service revenue was $32.6 million, $28.1 million and $19.2 million, respectively.

    PROJECT MANAGEMENT. The Company offers a Project Management and Implementation Plan ("PMIP") which provides customers with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. The Company offers additional services, if required, on a fee basis. PMIPs are offered for a fee which varies based on the level and quantity of included support services. During fiscal years 1997, 1996 and 1995, PMIP and other support services revenue was $10.3 million, $10.7 million and $5.3 million, respectively.

    FACILITIES MANAGEMENT. The Company offers facilities management services whereby the Company operates a customer's electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement. During fiscal years 1997, 1996 and 1995, facilities management revenue was $5.5 million, $2.8 million and $3.1 million, respectively.

CUSTOMER SUPPORT

    The Company offers its customers both a general maintenance plan and an extended service option, called the Enhanced Support Program ("ESP"). Maintenance fees, including ESP, were $41.8 million, $35.9 million and $29.6 million, or 19.4%, 21.6% and 24.4% of total revenues, during fiscal years 1997, 1996 and 1995, respectively.

    MAINTENANCE. After software installation and project completion, the Company provides maintenance services to customers for a monthly fee ranging from 1.0% to 1.5% of the related software price. Virtually all new customer contracts include a provision for maintenance services. Maintenance services include:

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

    - Answer questions and resolve problems related to RPQ code

    - Maintain a detailed RPQ history

    - Monitor customer problems on HELP24 hotline database on a priority basis

    - Supply on-site support, available upon demand

    - Perform an annual system review

CUSTOMERS

    The Company's typical BASE24 customers are large financial institutions, retailers or third-party processors operating large, geographically-distributed electronic payment networks capable of capturing large volumes of transactions through many types of devices and accessing a variety of switches. At September 30, 1997, the Company's customer base includes 108 of the largest 500 banks in the world. The Company's IVR product customers are typically small to midsize banks and totaled approximately 900 at September 30, 1997.

    The following table illustrates the distribution of the Company's customers by geographic region and industry segment as of September 30, 1997:

                                            FINANCIAL              PROCESSORS/
GEOGRAPHIC REGION                          INSTITUTIONS RETAILERS    NETWORKS    MANUFACTURING     OTHER      TOTAL
-----------------------------------------  -----------  ---------  ------------  --------------  ---------  ---------
Americas.................................        1,130         52            56               4         99      1,341
Europe, Middle East and Africa (EMEA)....          100         18            26              42         48        234
Asia/Pacific.............................           67          2            11              --          9         89
                                           -----------  ---------  ------------  --------------  ---------  ---------
    Total................................        1,297         72            93              46        156      1,664
                                           -----------  ---------  ------------  --------------  ---------  ---------
                                           -----------  ---------  ------------  --------------  ---------  ---------

SALES AND MARKETING

    The Company's primary method of distribution is direct sales by employees assigned to specific regions. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is uneconomical to have a direct sales staff. As of September 30, 1997 the Company employed 128 people in direct sales, and had arrangements with 24 distributors and sales agents. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

    The Company's primary sales offices are located in Bahrain, Dallas, Johannesburg, London, Melbourne, Mexico City, Naples, Omaha, Oslo, Sao Paulo, Singapore, Wiesbaden, Tokyo and Toronto. The offices are responsible for direct and distributor or sales agent-facilitated sales for designated regions.

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

    In developing new products, the Company works closely with industry leaders to determine requirements. The Company works with device manufacturers, such as NCR and Diebold, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as VISA and MasterCard, to ensure compliance with new regulations or processing mandates. The Company works with platform vendors, such as Tandem and IBM, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

    The Company's research and development staff consisted of 245 employees as of September 30, 1997. The Company's total research and development expenses, excluding capitalized software development costs were $18.0 million, $14.9 million and $12.7 million during fiscal years 1997, 1996 and 1995, or 8.4%, 8.9% and 10.4% of total revenues, respectively.

BACKLOG

    As of September 30, 1997, the Company had non-recurring revenue backlog of $27.7 million in software license fees and $19.2 million in services. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period. As of September 30, 1996 and 1995, the Company had non-recurring revenue backlog of $20.4 million and $17.1 million, respectively, in software license fees and $13.6 million and $12.0 million, respectively, in services.

    As of September 30, 1997, the Company had recurring revenue backlog of $94.5 million. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues. As of September 30, 1996 and 1995, the Company had $71.0 million and $53.1 million, respectively, of recurring revenue backlog.

COMPETITION

    The electronic payments market is highly competitive. The Company's most significant competitors are Deluxe Electronic Payment Systems, Inc. and S2 Systems, Inc. which also offer electronic payment products. In addition, the Company encounters competition from third-party processors and from other vendors offering software on a wide range of product platforms. There is no single significant competitor in the international market.

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

EMPLOYEES

    As of September 30, 1997 the Company had a total of 1,372 employees of whom 197 were engaged in administration, 248 in sales and marketing, 449 in software development and 478 in customer support. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates primarily in one industry segment, which includes the development, marketing and support of software products and services primarily focused on facilitating electronic payments and electronic commerce. See Note 10 to the Company's Consolidated Financial Statements for information relating to geographic regions.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                  AGE                                      POSITION
--------------------------------      ---      -------------------------------------------------------------------------
William E. Fisher...............          51   Chief Executive Officer, President and Director
David C. Russell................          49   Senior Vice President and Director
David P. Stokes.................          41   General Counsel and Secretary
Gregory J. Duman................          42   Chief Financial Officer and Treasurer
Edward H. Mangold...............          52   Senior Vice President -- Americas Region
Thomas H. Boje..................          47   Vice President -- EMEA Region
Don McLarty.....................          50   Vice President -- Asia/Pacific Region
Fred L. Grabher.................          46   Vice President -- Crystal Clear
Mark R. Vipond..................          38   Vice President -- USSI
Stephen J. Royer................          39   Vice President -- Grapevine
Jeffrey S. Hale.................          39   Vice President -- Product Company
Dwight G. Hanson................          39   Chief Accounting Officer

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

    Mr. Grabher joined ACI in 1982 in the U.S. Sales Division. From 1982 to 1990, he held various positions including Director of Sales, Vice President of Product Marketing and Vice President of Emerging Technologies. He was appointed to Vice President of Sales for the Asia/Pacific Region in 1990 and President of Crystal Clear in 1997. Prior to joining ACI, he was Vice President and Division Manager of Automated Customer Services with First National Bank in Lincoln, Nebraska.

    Mr. Vipond joined ACI in 1985, and served in various capacities, including National Sales Manager of ACI Canada and Vice President of the Emerging Technologies and Network Systems Divisions prior to his appointment in 1996 as President of USSI. Prior to joining ACI, he was a Systems Engineer at IBM.

    Mr. Boje joined ACI in 1983 as Director of Software Development. From 1983 through 1991 he held various positions, including Director of Customer Support and Vice President of Customer Services. From 1991 through 1993 he was an independent consultant in the electronic payment market, working on various domestic and international projects. Mr. Boje rejoined the Company in 1994 as Vice President of Business Development and was named Managing Director of ACIL for the EMEA region in 1996. Mr. Boje is based in London.

    Mr. McLarty was named Managing Director of the Asia/Pacific region in 1997. He joined ACI in 1987 serving in various sales and marketing capacities in Canada. From 1990 through 1997 he was an independent development consultant in Canada. Prior to joining ACI, Mr. McLarty held various sales and marketing positions with Tandem Computers, Air Canada, Bank of Montreal and The Bank of Nova Scotia. Mr. McLarty is based in Singapore.

    Mr. Royer is President of Grapevine. He joined Grapevine in 1988 as Director of Sales and was named President in 1991. He became Vice President of TSA in September 1996. Prior to joining Grapevine, he held sales management positions at Software Alliance, ACI and IBM.

    Mr. Hale joined ACI in 1987 and served in various sales, marketing and strategic planning positions prior to his appointment in 1996 as Vice President in charge of the ACI Product Company. From 1981 to 1986, Mr. Hale was a manager in the management information consulting division of Arthur Andersen & Co.

    Mr. Hanson joined ACI in 1991 as Corporate Controller. He was appointed Vice President of Finance for ACI in 1997. From 1981 to 1991, Mr. Hanson worked for Coopers & Lybrand as a Certified Public Accountant.

ITEM 2.  PROPERTIES

    The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 1998 through 2003, with the principal lease terminating in fiscal 1999. Options for renewal may extend the principal lease through fiscal 2000.

    The Company's EMEA headquarters are located in Watford, England. The leases for these facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009.

    The Company's Asia/Pacific headquarters are located in Singapore with other principal offices in Japan and Australia. The leases for these facilities terminate in fiscal 1998, 1999 and 1998, respectively.

    The Company also leases office space in numerous locations in the United States and in many other countries.

    The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 7 to the Company's Consolidated Financial Statements for additional information regarding the Company's obligations under its facilities leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

    The Company's Common Stock is traded over-the-counter on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "TSAI". The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Class A Common Stock as reported by NASDAQ/NMS.

1997                                           HIGH           LOW
----------------------------------------    ----------     ----------
First quarter...........................    $   45   1/4   $   32   1/2
Second quarter..........................        34   1/2       24   3/8
Third quarter...........................        43             23   1/4
Fourth quarter..........................        40   5/8       32   1/2


1996
----------------------------------------
First quarter...........................    $   16   7/8   $   12   1/2
Second quarter..........................        20   5/8       16   3/8
Third quarter...........................        34             19   7/8
Fourth quarter..........................        45   3/4       24   3/4

    On December 19, 1997, the last sale price of the Company's Class A Common Stock as reported by NASDAQ/NMS was $37.875 per share. There were 398 holders of record of the Company's Common Stock as of December 19, 1997.

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

    The selected financial data presented below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and its Predecessors. The information below is not necessarily indicative of the results of future operations.

                                                                                      COMPANY (2)
                                                           -----------------------------------------------------------------
                                                                                                               NINE MONTHS
                                                             YEAR ENDED       YEAR ENDED       YEAR ENDED         ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997             1996             1995           1994(3)
                                                           --------------   --------------   --------------   --------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
  Software license fees..................................     $121,883         $84,521          $59,699          $36,992
  Maintenance fees.......................................       41,846          35,889           29,592           18,626
  Services...............................................       48,386          41,569           27,558           18,117
  Hardware, net..........................................        3,351           4,388            4,554            3,702
                                                           --------------   --------------   --------------   --------------
    Total revenues.......................................      215,466         166,367          121,403           77,437
                                                           --------------   --------------   --------------   --------------
Expenses:
  Cost of software license fees:
    Software costs.......................................       24,982          19,530           13,282            7,533
    Amortization of purchased software(4)................          801           3,143            3,165            2,342
    Purchased contracts in progress(4)...................           --              --            2,956           12,398
  Cost of maintenance and services.......................       51,078          41,730           28,918           19,369
  Research and development:
    Research and development costs.......................       18,013          14,853           12,680            8,587
    Charge for purchased research and development(4).....            -               -                -           22,712
  Selling and marketing..................................       48,098          35,299           30,608           18,677
  General and administrative:
    General and administrative costs.....................       34,818          27,894           19,597           13,658
    Amortization of goodwill and purchased
      intangibles(4).....................................        1,008             656              344              834
                                                           --------------   --------------   --------------   --------------
      Total expenses.....................................      178,798         143,105          111,550          106,110
                                                           --------------   --------------   --------------   --------------
Operating income (loss)..................................       36,668          23,262            9,853          (28,673)
                                                           --------------   --------------   --------------   --------------
Other income (expense):
  Interest income........................................        2,067           1,930            1,084              416
  Interest expense.......................................         (178)           (233)          (1,751)          (3,058)
  Other income (expense).................................         (666)           (625)              12              172
                                                           --------------   --------------   --------------   --------------
    Total other..........................................        1,223           1,072             (655)          (2,470)
                                                           --------------   --------------   --------------   --------------
Income (loss) before income taxes........................       37,891          24,334            9,198          (31,143)
Provision for income taxes...............................      (14,325)         (9,296)          (2,145)          (2,164)
                                                           --------------   --------------   --------------   --------------
Net income (loss) before extraordinary loss..............       23,566          15,038            7,053          (33,307)
Extraordinary loss related to early retirement of debt
 (4).....................................................           --              --           (2,750)              --
                                                           --------------   --------------   --------------   --------------
Net income (loss)........................................     $ 23,566         $15,038          $ 4,303          ($33,307)
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
Shares used in per share computation (6).................       28,747          28,631           24,866           22,203
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
Pro forma information (5):
  Net income (loss)......................................     $ 23,059         $14,184          $ 4,060          ($33,307)
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
  Net income (loss) per common and equivalent share (6):
  Before extraordinary loss..............................     $   0.80         $  0.50          $  0.28          ($ 1.50)
  Extraordinary loss.....................................           --              --          ($ 0.12)              --
                                                           --------------   --------------   --------------   --------------
  Net income (loss) per common and equivalent share......     $   0.80         $  0.50          $  0.16          ($ 1.50)
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
BALANCE SHEET DATA:
  Working capital........................................     $ 59,270         $40,391          $38,153          $ 2,037
  Total assets...........................................      165,234         125,897          103,586           61,382
  Long-term obligations..................................        2,379           1,687              357           22,801
  Stockholders' equity (deficit).........................      104,038          76,177           60,402          (31,406)

                                                                  PREDECESSORS (1)
                                                           -------------------------------
                                                            THREE MONTHS
                                                               ENDED          YEAR ENDED
                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                1993             1993
                                                           --------------   --------------

STATEMENT OF INCOME DATA:
Revenues:
  Software license fees..................................     $ 7,956          $35,988
  Maintenance fees.......................................       5,392           19,984
  Services...............................................       4,353           12,455
  Hardware, net..........................................       1,129            2,731
                                                           --------------   --------------
    Total revenues.......................................      18,830           71,158
                                                           --------------   --------------
Expenses:
  Cost of software license fees:
    Software costs.......................................       2,713            9,390
    Amortization of purchased software(4)................       1,034            4,974
    Purchased contracts in progress(4)...................          --               --
  Cost of maintenance and services.......................       5,164           17,668
  Research and development:
    Research and development costs.......................       1,704            5,475
    Charge for purchased research and development(4).....           -                -
  Selling and marketing..................................       4,359           18,204
  General and administrative:
    General and administrative costs.....................       3,946           15,054
    Amortization of goodwill and purchased
      intangibles(4).....................................         816            3,268
                                                           --------------   --------------
      Total expenses.....................................      19,736           74,033
                                                           --------------   --------------
Operating income (loss)..................................        (906)          (2,875)
                                                           --------------   --------------
Other income (expense):
  Interest income........................................          91              212
  Interest expense.......................................         (34)            (137)
  Other income (expense).................................           -                -
                                                           --------------   --------------
    Total other..........................................          57               75
                                                           --------------   --------------
Income (loss) before income taxes........................        (849)          (2,800)
Provision for income taxes...............................        (802)          (1,590)
                                                           --------------   --------------
Net income (loss) before extraordinary loss..............      (1,651)          (4,390)
Extraordinary loss related to early retirement of debt
 (4).....................................................          --               --
                                                           --------------   --------------
Net income (loss)........................................     ($1,651)         ($4,390)
                                                           --------------   --------------
                                                           --------------   --------------
Shares used in per share computation (6).................

Pro forma information (5):
  Net income (loss)......................................

  Net income (loss) per common and equivalent share (6):
  Before extraordinary loss..............................
  Extraordinary loss.....................................

  Net income (loss) per common and equivalent share......

BALANCE SHEET DATA:
  Working capital........................................     $ 6,861          $13,879
  Total assets...........................................      47,861           57,286
  Long-term obligations..................................         601              672
  Stockholders' equity (deficit).........................      28,940           39,099

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

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGES)

(2) The statement of income data after January 1, 1994 are not comparable to data for prior periods due to the effects of the acquisition of the Predecessors. The acquisition was accounted for as a purchase and the financial statements since the date of the acquisition are presented on the new basis of accounting established for the purchased assets and liabilities.

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

(5) Pro forma net income (loss) and net income (loss) per common and equivalent share reflects a pro forma tax provision for RVS for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods. Prior to the stock exchange transaction, RVS was taxed primarily as a partnership and, accordingly, taxable income was included in the personal tax of RVS owners who were responsible for the payment of tax thereof.

(6) Net income per common and equivalent share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was formed on November 2, 1993 for the purpose of acquiring all of the outstanding capital stock of ACI and ACIL from Tandem. ACI and ACIL were acquired on December 31, 1993. On January 3, 1994, the Company acquired all of the outstanding common stock of USSI, Inc., ("USSI") formerly known as U.S. Software, Inc. The acquisitions of ACI, ACIL and USSI are hereafter referred to as the "Acquisitions." As a result of the Acquisitions, the Company incurred certain one-time or acquisition related expenses in fiscal 1997, 1996 and 1995. These acquisition related charges included, among others purchased contracts in progress, purchased software and goodwill amortization. These expenses are hereafter referred to as the "Acquisition Charges".

    On June 3, 1996, the Company acquired substantially all of the net assets of TXN Solution Integrator ("TXN"). The acquisition was accounted for as a purchase.

    On September 13, 1996, the Company and Grapevine entered into a share exchange agreement which resulted in Grapevine becoming a wholly-owned subsidiary of the Company. The share exchange was accounted for as a pooling of interests. On May 13, 1997, the Company and Regency Voice Systems, Inc. and related entities ("RVS") entered into a stock exchange agreement which resulted in RVS becoming a wholly-owned subsidiary of the Company. The stock exchange has been accounted for as a pooling of interests. The Company's financial statements have been restated to include the results of Grapevine and RVS for all periods presented.

    The Company provides electronic payments software and related services. During fiscal 1997, 1996 and 1995, 58%, 53% and 50%, respectively, of total revenues resulted from international operations. The Company derived approximately 75%, 72% and 72%, respectively, of its revenues for those same periods from licensing its BASE24 family of software products and providing related services and maintenance. Although the Company believes that the majority of its revenues will continue to come from its existing BASE24 and TRANS24 products over the next several years, the Company has acquired and developed and is currently developing other software products and related services. These products are in the areas of network connectivity, middleware, remote banking, ACH and IVR.

    The following table summarizes revenues by geographic region:

                                                           TWELVE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------
                                                            1997         1996         1995
                                                         -----------  -----------  -----------
(IN THOUSANDS)
Americas...............................................  $   124,112  $    97,644  $    78,554
EMEA...................................................       64,676       47,267       31,264
Asia/Pacific...........................................       26,678       21,456       11,585
                                                         -----------  -----------  -----------
  Total revenues.......................................  $   215,466  $   166,367  $   121,403
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    See Note 10 to the Company's Consolidated Financial Statements for additional information relating to geographic regions.

    PRODUCT PRICING. The Company typically charges an initial license fee ("ILF") and an ongoing monthly licensing fee ("MLF") for its software products. Substantially all ILF revenue related to the transaction is recognized when the software is installed and MLF revenue is recognized on a monthly basis. A key component of the Company's strategy is to continue to seek to increase MLF revenue. MLF revenue amounted to $32.4 million, $22.0 million and $13.6 million, in fiscal 1997, 1996 and 1995, respectively. ILF revenue, including software modification fees, amounted to $89.5 million, $62.5 million and $46.1 million, in fiscal 1997, 1996 and 1995, respectively.

    HARDWARE REVENUES. The Company has a written agreement with Tandem whereby Tandem pays commissions to the Company when the Company can demonstrate that a customer's purchase of its software resulted in that customer's purchase of hardware from Tandem. The commissions are determined as a percentage of Tandem's related hardware revenue. Commissions from Tandem amounted to $3.4 million, $4.4 million and $4.6 million in fiscal 1997, 1996 and 1995, respectively. The agreement with Tandem expires on December 31, 1997. The existing agreement is expected to be replaced by an arrangement whereby Tandem will terminate the payment of commissions to the Company and replace these payments with market development funding. This market development funding is expected to be substantially less than the Company received under the prior arrangement.

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

RESULTS OF OPERATIONS

    The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------
                                                          1997                    1996                    1995
                                                 ----------------------  ----------------------  ----------------------
                                                               % OF                    % OF                    % OF
            (DOLLARS IN THOUSANDS)                AMOUNT      REVENUE     AMOUNT      REVENUE     AMOUNT      REVENUE
                                                 ---------  -----------  ---------  -----------  ---------  -----------
Revenues:
  Software license fees........................  $ 121,883        56.6%  $  84,521        50.8%  $  59,699        49.2%
  Maintenance fees.............................     41,846        19.4      35,889        21.6      29,592        24.4
  Services.....................................     48,386        22.5      41,569        25.0      27,558        22.7
  Hardware, net................................      3,351         1.6       4,388         2.6       4,554         3.8
                                                 ---------       -----   ---------       -----   ---------       -----
    Total revenues.............................    215,466       100.0     166,367       100.0     121,403       100.0
Expenses:
  Cost of software license fees:
    Software costs.............................     24,982        11.6      19,530        11.7      13,282        10.9
    Amortization of purchased software.........        801         0.4       3,143         1.9       3,165         2.6
    Purchased contracts in progress............         --          --          --          --       2,956         2.4
  Cost of maintenance and services.............     51,078        23.7      41,730        25.1      28,918        23.8
  Research and development.....................     18,013         8.4      14,853         8.9      12,680        10.4
  Selling and marketing........................     48,098        22.3      35,299        21.2      30,608        25.2
  General and administrative:
    General and administrative costs...........     34,818        16.2      27,894        16.8      19,597        16.1
    Amortization of goodwill and purchased
      intangibles..............................      1,008         0.5         656         0.4         344         0.3
                                                 ---------       -----   ---------       -----   ---------       -----
    Total expenses.............................    178,798        83.0     143,105        86.0     111,550        91.9
                                                 ---------       -----   ---------       -----   ---------       -----
Operating income (loss)........................     36,668        17.0      23,262        14.0       9,853         8.1
Other income (expense):
  Interest income..............................      2,067         1.0       1,930         1.2       1,084         0.9
  Interest expense.............................       (178)      (0.1)        (233)      (0.1)      (1,751)      (1.4)
  Other income (expense).......................       (666)      (0.3)        (625)      (0.4)          12         0.0
                                                 ---------       -----   ---------       -----   ---------       -----
    Total other................................      1,223         0.6       1,072         0.6        (655)      (0.5)
                                                 ---------       -----   ---------       -----   ---------       -----
Income before income taxes.....................     37,891        17.6      24,334        14.6       9,198         7.6
Provision for income taxes.....................    (14,325)      (6.6)      (9,296)      (5.6)      (2,145)      (1.8)
                                                 ---------       -----   ---------       -----   ---------       -----
Net income before extraordinary loss...........     23,566        10.9      15,038         9.0       7,053         5.8
Extraordinary loss related to early retirement
 of debt.......................................         --          --          --          --      (2,750)      (2.3)
                                                 ---------       -----   ---------       -----   ---------       -----
Net income.....................................  $  23,566        10.9%  $  15,038         9.0%  $   4,303         3.5%
                                                 ---------       -----   ---------       -----   ---------       -----
                                                 ---------       -----   ---------       -----   ---------       -----
Pro forma net income (1).......................  $  23,059        10.7%  $  14,184         8.5%  $   4,060         3.3%
                                                 ---------       -----   ---------       -----   ---------       -----
                                                 ---------       -----   ---------       -----   ---------       -----

------------------------------

(1) Pro forma net income reflects a pro forma tax provision for RVS for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods. Prior to the stock exchange transaction, RVS was taxed primarily as a partnership and, accordingly, taxable income was included in the personal tax of RVS owners who were responsible for the payment of tax thereof.

    REVENUES. Total revenues for fiscal 1997 increased 29.5% or $49.1 million over fiscal 1996. Of this increase, $37.3 million of the growth resulted from a 44.2% increase in software license fee revenue, $6.8 million from a 16.4% increase in services revenue and $6.0 million from a 16.6% increase in maintenance fee revenue.

    Total revenues for fiscal 1996 increased 37.0% or $45.0 million over fiscal 1995. Of this increase, $24.8 million of the growth resulted from a 41.6% increase in software license fee revenue, $14.0 million from a 50.8% increase in services revenue and $6.3 million from a 21.3% from increase in maintenance fee revenue.

    The growth in software license fee revenue in both fiscal 1997 and 1996 is primarily the result of increased demand for the Company's BASE24 products and a continued growth of the installed base of customers paying monthly license fee
(MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $32.4 million, $22.0 million and $13.6 million in fiscal 1997, 1996 and 1995, respectively.

    The growth in service revenue in both fiscal 1997 and 1996 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

    The increase in maintenance fee revenue in both fiscal 1997 and 1996 is a result of the continued growth of the installed base of the Company's software products.

    EXPENSES. Total operating expenses for fiscal 1997 increased 24.9% or $35.7 million over fiscal 1996. Total operating expenses for fiscal 1996 increased 28.2% or $31.6 million over fiscal 1995. The primary reason for the overall increase in operating expenses during fiscal 1997 and 1996 is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) was 1,534, 1,312, and 1,080 at September 30, 1997, 1996 and 1995, respectively.

    The Company's operating margin (excluding the Acquisition charges of $0.9 million,$3.3 million and $6.5 million for fiscal 1997 1996 and 1995 respectively) was 17.4%, 16.0% and 13.4% in fiscal 1997, 1996 and 1995, respectively. These improvements are primarily due to increased demand for the Company's products and the impact of the growth in the Company's MLF revenues.

    The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) was 64.7%, 63.2% and 65.2% in fiscal 1997, 1996 and 1995, respectively. The increase in gross margin during fiscal 1997 is primarily due to the impact of additional MLF revenue. The decline in gross margin during fiscal 1996 is primarily due to the accelerated growth in 1996 in services business which typically has a lower gross margin.

    Research and development (R&D) costs as a percentage of total revenues were 8.4%, 8.9% and 10.4% in fiscal 1997, 1996 and 1995, respectively. The majority of R&D costs have been charged to expense as incurred with the capitalization of software costs amounting to approximately $1.2 million per year. The Company expects R&D costs to remain relatively constant as a percentage of revenues.

    Selling and marketing costs as a percentage of total revenues were 22.3%, 21.2% and 25.2% in fiscal 1997, 1996 and 1995, respectively. The increase in 1997 is due primarily to higher levels of license fee revenue and backlog. The decrease in 1996 is due primarily to higher levels of services revenue and services backlog which typically has a lower level of sales commission expense associated with it.

    General and administrative costs as a percentage of total revenues were 16.2%, 16.8% and 16.1% in fiscal 1997, 1996 and 1995. The 1997 decrease is due primarily to higher revenue levels. The 1996 increase is due primarily to the hiring of additional staff to support the Company's growth which more than offset the impact of higher revenue levels.

    EBITDA. The Company's earnings before interest, income taxes, depreciation and amortization (EBITDA) was $46.4 million, $33.2 million and $20.9 million for fiscal 1997, 1996 and 1995, respectively. These increases are attributable to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

    OTHER INCOME AND EXPENSE. Other income and expense consists primarily of interest income derived from short-term investments and interest expense on indebtedness. The growth in interest income is due to the increase in cash and cash equivalents. The decrease in interest expense is due to the repayment of debt out of the proceeds of the Company's March 1995 public offering.

    EXTRAORDINARY LOSS. In March 1995, the Company used a portion of the proceeds from an initial public offering to repay debt obligations. Upon the repayment of debt, the Company incurred an extraordinary loss of $2.7 million for the write-off of debt issuance costs of $1.1 million and original issue discount of $1.6 million.

    INCOME TAXES. The Company had an effective tax rate of 37.8% for fiscal 1997 as compared to 38.2% for fiscal 1996. The decrease in the effective tax rate is principally due to the amount of deferred tax assets recognized in fiscal 1997 as compared to fiscal 1996.

    As of September 30, 1997, the Company has deferred tax assets of approximately $16.6 million and deferred tax liabilities of $0.4 million. Each year, the Company evaluates its historical operating results as well as its projections to determine the realizability of the deferred tax assets. This analysis indicated that $3.5 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $13.1 million as of September 30, 1997.

    The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

BACKLOG

    As of September 30, 1997 and 1996, the Company had non-recurring revenue backlog of $27.7 million and $20.4 million in software license fees and $19.2 million and $13.6 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

    As of September 30, 1997 and 1996, the Company had recurring revenue backlog of $94.5 million and $71.0 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

YEAR 2000

    Management has initiated a Company-wide program to prepare the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to system enhancements and product modifications for the year 2000. The majority of the Company's product offerings are currently year 2000 compliant. The total cost to be incurred by the Company for all year 2000 related projects is not expected to have a material impact on the future results of operations. However there could be a material adverse effect on the results of operations of the Company if the system enhancements and product modifications for the year 2000 prove not to be effective.

SELECTED QUARTERLY INFORMATION

    The following table sets forth certain unaudited financial data for each of the quarters within fiscal 1997, 1996 and 1995. This information has been derived from the Company's Consolidated Financial Statements and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                QUARTER ENDED
                                  --------------------------------------------------------------------------
                                   SEP.
                                    30,    JUNE 30,   MARCH 31,   DEC. 31,   SEP. 30,   JUNE 30,   MARCH 31,
(IN THOUSANDS)                     1997      1997       1997        1996       1996       1996       1996
                                  -------  --------   ---------   --------   --------   --------   ---------
Revenues:
  Software license fees.........  $32,379  $31,186     $31,179    $27,139    $24,479    $21,545     $20,527
  Maintenance fees..............  10,815    10,746      10,179     10,106      9,847      9,173       8,494
  Services......................  12,641    12,395      11,309     12,041     12,142     11,206       9,303
  Hardware, net.................   1,133       881         784        553      1,109        977       1,063
                                  -------  --------   ---------   --------   --------   --------   ---------
    Total revenues..............  56,968    55,208      53,451     49,839     47,577     42,901      39,387
                                  -------  --------   ---------   --------   --------   --------   ---------
Expenses:
  Cost of software license fees:
    Software costs..............   6,569     6,494       6,364      5,555      5,306      5,292       4,971
    Amortization of purchased
      software..................    --       --          --           801        787        783         785
    Purchased contracts in
      progress..................    --       --          --         --         --         --          --
  Cost of maintenance and
    services....................  13,023    13,038      12,305     12,712     12,249     10,969       9,598
  Research and development......   4,692     4,618       4,624      4,079      3,886      3,499       3,873
  Selling and marketing.........  13,131    12,368      12,030     10,569     10,107      8,570       8,097
  General and administrative:
    General and administrative
      costs.....................   8,936     8,814       8,777      8,291      7,699      7,589       6,431
    Amortization of goodwill and
      purchased intangibles.....     344       210         237        217        204        157         145
                                  -------  --------   ---------   --------   --------   --------   ---------
    Total expenses..............  46,695    45,542      44,337     42,224     40,238     36,859      33,900
                                  -------  --------   ---------   --------   --------   --------   ---------
Operating income (loss).........  10,273     9,666       9,114      7,615      7,339      6,042       5,487
                                  -------  --------   ---------   --------   --------   --------   ---------
Other income (expense):
  Interest income...............     570       557         498        442        343        442         577
  Interest expense..............     (42 )     (55)        (24)       (57)       (54)       (54)        (84)
  Other income (expense)........     (84 )     (38)       (227)      (317)      (445)       (99)        (51)
                                  -------  --------   ---------   --------   --------   --------   ---------
    Total other.................     444       464         247         68       (156)       289         442
                                  -------  --------   ---------   --------   --------   --------   ---------
Income (loss) before income
 taxes..........................  10,717    10,130       9,361      7,683      7,183      6,331       5,929
Benefit (provision) for income
 taxes..........................  (3,786 )  (3,793)     (3,667)    (3,079)    (2,915)    (2,393)     (2,124)
                                  -------  --------   ---------   --------   --------   --------   ---------
Net income (loss) before
 extraordinary loss.............   6,931     6,337       5,694      4,604      4,268      3,938       3,805
Extraordinary loss related to
 early retirement of debt.......    --       --          --         --         --         --          --
                                  -------  --------   ---------   --------   --------   --------   ---------
Net income (loss)...............  $6,931   $ 6,337     $ 5,694    $ 4,604    $ 4,268    $ 3,938     $ 3,805
                                  -------  --------   ---------   --------   --------   --------   ---------
                                  -------  --------   ---------   --------   --------   --------   ---------
Pro forma net income
 (loss)(1)......................                       $ 5,523    $ 4,268    $ 3,959    $ 3,665     $ 3,529
                                                      ---------   --------   --------   --------   ---------
                                                      ---------   --------   --------   --------   ---------


                                  DEC. 31,   SEP. 30,   JUNE 30,   MARCH 31,     DEC. 31,
(IN THOUSANDS)                      1995       1995       1995       1995          1994
                                  --------   --------   --------   ---------   ------------
Revenues:
  Software license fees.........  $17,970    $18,339    $14,926    $ 13,712      $12,722
  Maintenance fees..............    8,375      7,615      7,596       7,411        6,970
  Services......................    8,918      7,917      7,177       6,246        6,218
  Hardware, net.................    1,239      1,271      1,200       1,033        1,050
                                  --------   --------   --------   ---------   ------------
    Total revenues..............   36,502     35,142     30,899      28,402       26,960
                                  --------   --------   --------   ---------   ------------
Expenses:
  Cost of software license fees:
    Software costs..............    3,961      4,088      2,869       2,933        3,392
    Amortization of purchased
      software..................      788        791        792         790          792
    Purchased contracts in
      progress..................    --                    --            631        2,325
                                               ---
  Cost of maintenance and
    services....................    8,914      8,202      7,587       6,770        6,359
  Research and development......    3,595      3,602      3,668       2,791        2,619
  Selling and marketing.........    8,525      9,244      7,659       7,132        6,573
  General and administrative:
    General and administrative
      costs.....................    6,175      4,969      4,708       4,802        5,118
    Amortization of goodwill and
      purchased intangibles.....      150         50         50         103          141
                                  --------   --------   --------   ---------   ------------
    Total expenses..............   32,108     30,946     27,333      25,952       27,319
                                  --------   --------   --------   ---------   ------------
Operating income (loss).........    4,394      4,196      3,566       2,450         (359)
                                  --------   --------   --------   ---------   ------------
Other income (expense):
  Interest income...............      568        464        284         186          150
  Interest expense..............      (41)       (49)       (41)       (703)        (958)
  Other income (expense)........      (30)       (87)        58         149         (108)
                                  --------   --------   --------   ---------   ------------
    Total other.................      497        328        301        (368)        (916)
                                  --------   --------   --------   ---------   ------------
Income (loss) before income
 taxes..........................    4,891      4,524      3,867       2,082       (1,275)
Benefit (provision) for income
 taxes..........................   (1,864)    (1,400)      (737)        526         (534)
                                  --------   --------   --------   ---------   ------------
Net income (loss) before
 extraordinary loss.............    3,027      3,124      3,130       2,608       (1,809)
Extraordinary loss related to
 early retirement of debt.......    --         --         --         (2,750)      --
                                  --------   --------   --------   ---------   ------------
Net income (loss)...............  $ 3,027    $ 3,124    $ 3,130    ($   142)     ($1,809)
                                  --------   --------   --------   ---------   ------------
                                  --------   --------   --------   ---------   ------------
Pro forma net income
 (loss)(1)......................  $ 3,031    $ 2,981    $ 3,030    ($   260)     ($1,691)
                                  --------   --------   --------   ---------   ------------
                                  --------   --------   --------   ---------   ------------

----------------------------------
(1) Pro forma net income reflects a pro forma tax provision for RVS for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods. Prior to the stock exchange transaction, RVS was taxed primarily as a partnership and, accordingly, taxable income was included in the personal tax of RVS owners who were responsible for the payment of tax thereof.

    LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had working capital of $59.3 million, cash and cash equivalents of $46.6 million and a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1998.

    For the year ended September 30, 1997, the Company's cash flow from operations amounted to $30.6 million and cash used in investing activities amounted to $18.0 million.

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

    In August 1995, the Company entered into a transaction with U.S. Processing, Inc. (USPI), a transaction processing business, whereby it agreed to extend USPI a $2.5 million credit facility which the Company subsequently increased to $3.6 million during fiscal 1996. In March 1997, the Company revised the terms of the line of credit whereby the Company received $3.6 million as repayment made under the previous line of credit. In addition, the Company converted $1.0 million of prior advances under the line of credit into a 19.9% ownership interest in USPI. The revised line of credit provides USPI with the ability to borrow $4.5 million from the Company. As of September 30, 1997 borrowings under the revised line of credit totaled $2.0 million.

    In fiscal year 1996, the Company acquired Grapevine in exchange for 380,441 shares of the Company's Class A Common Stock. In fiscal year 1997, the Company acquired RVS and OSSI in exchange for 1,615,383 shares and 210,000 shares, respectively, of the Company's class A Common Stock.

    Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

  Report of Independent Public Accountants................................    22

  Consolidated Balance Sheets as of September 30, 1997 and 1996...........    23

  Consolidated Statements of Income for each of the three years in the
    period ended September 30, 1997.......................................    24

  Consolidated Statements of Stockholders' Equity for each of the three
    years in the period ended September 30, 1997..........................    25

  Consolidated Statements of Cash Flows for each of the three years in the
    period ended September 30, 1997.......................................    26

  Notes to Consolidated Financial Statements..............................    27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 30, 1997

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   46,600  $   32,751
  Billed receivables, net of allowances of $2,220 and $1,090, respectively................      39,864      30,598
  Accrued receivables.....................................................................      25,063      19,284
  Deferred income taxes...................................................................       3,517       4,348
  Other...................................................................................       3,043       1,443
                                                                                            ----------  ----------
    Total current assets..................................................................     118,087      88,424
Property and equipment, net...............................................................      16,263      13,340
Software, net.............................................................................       6,105       5,424
Intangible assets, net....................................................................       9,539       7,236
Installment receivables...................................................................       2,394       1,593
Investments and notes receivable..........................................................       7,969       8,105
Other.....................................................................................       4,877       1,775
                                                                                            ----------  ----------
    Total assets..........................................................................  $  165,234  $  125,897
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................................................  $      768  $    1,147
  Current portion of capital lease obligations............................................         524         342
  Accounts payable........................................................................       7,896       8,629
  Accrued employee compensation...........................................................       5,559       5,210
  Accrued liabilities.....................................................................       9,048       7,732
  Income taxes............................................................................       6,230       4,466
  Deferred revenue........................................................................      28,792      20,507
                                                                                            ----------  ----------
    Total current liabilities.............................................................      58,817      48,033
Long-term debt............................................................................       1,465       1,431
Capital lease obligations.................................................................         914         256
                                                                                            ----------  ----------
    Total liabilities.....................................................................      61,196      49,720
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Redeemable Convertible Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 1997 and 1996
  Redeemable Convertible Class B Common Stock and Warrants, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 1997 and 1996....
  Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 26,877,467 and
    25,356,149 shares issued at September 30, 1997 and 1996, respectively.................         134         127
  Class B Common Stock, $.005 par value; 5,000,000 shares authorized; 1,171,252 and
    2,171,252 shares issued and outstanding at September 30, 1997 and 1996,
    respectively..........................................................................           6          11
  Additional paid-in capital..............................................................     103,708      95,909
  Accumulated translation adjustments.....................................................        (260)       (236)
  Retained earnings (accumulated deficit).................................................         462     (19,622)
  Treasury stock, at cost, 845 shares at September 30, 1997 and 1996......................         (12)        (12)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     104,038      76,177
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  165,234  $  125,897
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Revenues:
  Software license fees....................................................  $   121,883  $    84,521  $    59,699
  Maintenance fees.........................................................       41,846       35,889       29,592
  Services.................................................................       48,386       41,569       27,558
  Hardware, net............................................................        3,351        4,388        4,554
                                                                             -----------  -----------  -----------
    Total revenues.........................................................      215,466      166,367      121,403
                                                                             -----------  -----------  -----------
Expenses:
  Cost of software license fees:
    Software costs.........................................................       24,982       19,530       13,282
    Amortization of purchased software.....................................          801        3,143        3,165
    Purchased contracts in progress........................................           --           --        2,956
  Cost of maintenance and services.........................................       51,078       41,730       28,918
  Research and development.................................................       18,013       14,853       12,680
  Selling and marketing....................................................       48,098       35,299       30,608
  General and administrative:
    General and administrative costs.......................................       34,818       27,894       19,597
    Amortization of goodwill and purchased intangibles.....................        1,008          656          344
                                                                             -----------  -----------  -----------
    Total expenses.........................................................      178,798      143,105      111,550
                                                                             -----------  -----------  -----------
Operating income...........................................................       36,668       23,262        9,853
                                                                             -----------  -----------  -----------
Other income (expense):
  Interest income..........................................................        2,067        1,930        1,084
  Interest expense.........................................................         (178)        (233)      (1,751)
  Other....................................................................         (666)        (625)          12
                                                                             -----------  -----------  -----------
    Total other............................................................        1,223        1,072         (655)
                                                                             -----------  -----------  -----------
Income before income taxes.................................................       37,891       24,334        9,198
Provision for income taxes.................................................      (14,325)      (9,296)      (2,145)
                                                                             -----------  -----------  -----------
Income before extraordinary loss...........................................       23,566       15,038        7,053
Extraordinary loss related to early retirement of debt.....................           --           --       (2,750)
                                                                             -----------  -----------  -----------
Net income.................................................................  $    23,566  $    15,038  $     4,303
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average shares outstanding........................................       28,747       28,631       24,866
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Unaudited pro forma information (Note 3):
    Net income--historical.................................................  $    23,566  $    15,038  $     4,303
    Tax adjustment--pro forma..............................................         (507)        (854)        (243)
                                                                             -----------  -----------  -----------
    Net income--pro forma..................................................  $    23,059  $    14,184  $     4,060
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
    Net income per common and equivalent share--pro forma:
      Before extraordinary loss............................................  $      0.80  $      0.50  $      0.27
      Extraordinary loss...................................................           --           --  $     (0.11)
                                                                             -----------  -----------  -----------
      Net income...........................................................  $      0.80  $      0.50  $      0.16
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        CLASS B     ADDITIONAL     ACCUMULATED
                                                         CLASS A        COMMON        PAID-IN      TRANSLATION     RETAINED
                                                      COMMON STOCK       STOCK        CAPITAL      ADJUSTMENTS     EARNINGS
                                                      -------------  -------------  -----------  ---------------  -----------
Balance, September 30, 1994, as previously
  reported..........................................    $       8      $      --     $   3,199      $    (102)     $ (34,608)
Adjustment for Regency Voice Systems and related
  entities pooling of interests.....................            8                         (153)                          273
                                                            -----            ---    -----------        ------     -----------
Balance, September 30, 1994, as restated............           16             --         3,046           (102)       (34,335)
PIK dividends for Redeemable Convertible Preferred
  Stock.............................................           --             --            --             --           (649)
Accretion of Redeemable Convertible Preferred
  Stock.............................................           --             --            --             --           (133)
Accretion of Redeemable Convertible Class B Common
  Stock and Warrants................................           --             --            --             --           (244)
Sale of Class A Common Stock pursuant to intitial
  public offering, net of issuance costs............           12             --        32,240             --             --
Conversion of Redeemable Convertible Preferred Stock
  to Common Stock pursuant to initial public
  offering..........................................           23              9        27,483             --             --
Termination of redemption rights of Convertible
  Class B Common Stock pursuant to initial public
  offering..........................................            8             --         5,468             --             --
Exercise of Class A Common Stock Warrants...........           --             --         1,754             --             --
Sale of Class A Common Stock pursuant to public
  offering, net of issuance costs...................            7             (2)       22,419             --             --
Distribution to owners of Regency Voice Systems and
  related entities..................................           --             --            --             --           (815)
Purchase of 845 shares of Class A Common Stock......           --             --            --             --             --
Exercise of stock options...........................           --             --           158             --             --
Net income..........................................           --             --            --             --          4,303
Translation adjustments.............................           --             --            --           (252)            --
                                                            -----            ---    -----------        ------     -----------
Balance, September 30, 1995.........................           66              7        92,568           (354)       (31,873)
Two-for-one stock split.............................           56              8           (64)            --             --
Sale of Class A Common Stock pursuant to Employee
  Stock Purchase Plan...............................           --             --           355             --             --
Conversion of Class B Common Stock to Class A Common
  Stock.............................................            4             (4)           --             --             --
Exercise of stock options...........................            1             --         1,077             --             --
Distribution to owners of Regency Voice Systems and
  related entities..................................           --             --            --             --         (2,787)
Tax benefit of stock options exercised..............           --             --         1,973             --             --
Net income..........................................           --             --            --             --         15,038
Translation adjustments.............................           --             --            --            118             --
                                                            -----            ---    -----------        ------     -----------
Balance, September 30, 1996.........................          127             11        95,909           (236)       (19,622)
Adjustment for Open Systems Solutions, Inc. pooling
  of interests......................................            1             --             5             --           (176)
Sale of Class A Common Stock pursuant to Employee
  Stock Purchase Plan...............................           --             --           778             --             --
Conversion of Class B Common Stock to Class A Common
  Stock.............................................            5             (5)       --             --             --
Exercise of stock options...........................            1             --         1,298             --             --
Distribution to owners of Regency Voice Systems and
  related entities..................................           --             --            --             --         (3,306)
Tax benefit of stock options exercised..............           --             --         2,586             --             --
Sale of stock options...............................           --             --         3,132             --             --
Net income..........................................           --             --            --             --         23,566
Translation adjustments.............................           --             --            --            (24)            --
                                                            -----            ---    -----------        ------     -----------
Balance, September 30, 1997.........................    $     134      $       6     $ 103,708      $    (260)     $     462
                                                            -----            ---    -----------        ------     -----------
                                                            -----            ---    -----------        ------     -----------


                                                        TREASURY
                                                          STOCK        TOTAL
                                                      -------------  ---------
Balance, September 30, 1994, as previously
  reported..........................................    $      --    $ (31,503)
Adjustment for Regency Voice Systems and related
  entities pooling of interests.....................                       128
                                                            -----    ---------
Balance, September 30, 1994, as restated............           --      (31,375)
PIK dividends for Redeemable Convertible Preferred
  Stock.............................................           --         (649)
Accretion of Redeemable Convertible Preferred
  Stock.............................................           --         (133)
Accretion of Redeemable Convertible Class B Common
  Stock and Warrants................................           --         (244)
Sale of Class A Common Stock pursuant to intitial
  public offering, net of issuance costs............           --       32,252
Conversion of Redeemable Convertible Preferred Stock
  to Common Stock pursuant to initial public
  offering..........................................           --       27,515
Termination of redemption rights of Convertible
  Class B Common Stock pursuant to initial public
  offering..........................................           --        5,476
Exercise of Class A Common Stock Warrants...........           --        1,754
Sale of Class A Common Stock pursuant to public
  offering, net of issuance costs...................           --       22,424
Distribution to owners of Regency Voice Systems and
  related entities..................................           --         (815)
Purchase of 845 shares of Class A Common Stock......          (12)         (12)
Exercise of stock options...........................           --          158
Net income..........................................           --        4,303
Translation adjustments.............................           --         (252)
                                                            -----    ---------
Balance, September 30, 1995.........................          (12)      60,402
Two-for-one stock split.............................           --           --
Sale of Class A Common Stock pursuant to Employee
  Stock Purchase Plan...............................           --          355
Conversion of Class B Common Stock to Class A Common
  Stock.............................................           --           --
Exercise of stock options...........................           --        1,078
Distribution to owners of Regency Voice Systems and
  related entities..................................           --       (2,787)
Tax benefit of stock options exercised..............           --        1,973
Net income..........................................           --       15,038
Translation adjustments.............................           --          118
                                                            -----    ---------
Balance, September 30, 1996.........................          (12)      76,177
Adjustment for Open Systems Solutions, Inc. pooling
  of interests......................................           --         (170)
Sale of Class A Common Stock pursuant to Employee
  Stock Purchase Plan...............................           --          778
Conversion of Class B Common Stock to Class A Common
  Stock.............................................       --           --
Exercise of stock options...........................           --        1,299
Distribution to owners of Regency Voice Systems and
  related entities..................................           --       (3,306)
Tax benefit of stock options exercised..............           --        2,586
Sale of stock options...............................           --        3,132
Net income..........................................           --       23,566
Translation adjustments.............................           --          (24)
                                                            -----    ---------
Balance, September 30, 1997.........................    $     (12)   $ 104,038
                                                            -----    ---------
                                                            -----    ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Cash flows from operating activities:
  Net income.....................................................................  $  23,566  $  15,038  $   4,303
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.................................................................      5,475      4,484      3,920
    Amortization.................................................................      4,404      5,933      5,299
    Extraordinary loss...........................................................         --         --      2,750
    Increase in receivables, net.................................................    (15,264)    (6,952)    (7,273)
    (Increase) decrease in other current assets..................................      1,071     (1,158)    (1,983)
    Decrease in contracts in progress............................................         --         --      2,955
    Increase in installment receivables..........................................       (801)       (88)      (458)
    Increase in other assets.....................................................       (755)      (888)    (1,861)
    Increase (decrease) in accounts payable......................................       (950)     2,860       (427)
    Decrease in accrued employee compensation....................................        145        425        618
    Increase (decrease) in accrued liabilities...................................      2,186       (345)      (494)
    Increase (decrease) in income tax liabilities................................      3,577      2,856        (85)
    Increase (decrease) in deferred revenue......................................      7,973       (856)     5,352
                                                                                   ---------  ---------  ---------
      Net cash provided by operating activities..................................     30,627     21,309     12,616
                                                                                   ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment............................................     (7,178)    (6,763)    (4,843)
  Purchases of software and distribution rights..................................     (7,314)    (2,691)    (1,562)
  Acquisiton of businesses, net of cash acquired.................................     (2,612)    (5,403)      (206)
  Additions to investments and notes receivable..................................     (5,036)    (8,106)      (500)
  Proceeds from notes receivable repayments......................................      4,180         --         --
                                                                                   ---------  ---------  ---------
      Net cash used in investing activities......................................    (17,960)   (22,963)    (7,111)
                                                                                   ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of Redeemable Convertible Preferred Stock...............         --         --        143
  Proceeds from exercise of Class A Common Stock Warrants........................         --         --      1,754
  Proceeds from issuance of Class A Common Stock.................................        779        355     54,839
  Payment of Preferred Stock Dividends...........................................         --         --     (1,825)
  Purchase of Treasury Stock.....................................................         --         (2)        --
  Proceeds from sale and exercise of stock options...............................      5,233      1,111         --
  Distribution to RVS owners.....................................................     (3,306)    (2,787)      (815)
  Proceeds from long-term debt...................................................         --         --      3,045
  Payments of long-term debt.....................................................       (934)      (100)   (29,750)
  Payments on capital lease obligations..........................................       (148)      (225)      (468)
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) financing activities........................      1,624     (1,648)    26,923
                                                                                   ---------  ---------  ---------
Effect of exchange rate fluctuations on cash.....................................       (442)      (181)       (11)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................     13,849     (3,483)    32,417
Cash and cash equivalents, beginning of period...................................     32,751     36,234      3,817
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of period.........................................  $  46,600  $  32,751  $  36,234
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Supplemental cash flow information:
  Income taxes paid..............................................................  $   8,848  $   7,612  $   2,276
  Interest paid..................................................................  $     175  $     218  $   1,520
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

    The Company develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes software developed by third parties. The products are used principally by financial institutions, retailers and third-party processors, both in domestic and international markets.

    The Company derives a substantial portion of its revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. BASE24 products operate on Tandem computers. The Company's future results depend, in part, on market acceptance of Tandem computers and the financial success of Tandem Computers Incorporated.

    The Company completed an initial public offering in March 1995. The Company sold 4,825,000 shares of Class A Common Stock resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $32,300,000. In connection with the initial public offering, all outstanding warrants for the purchase of Preferred and Common Stock were exercised and all of the Company's preferred stocks and Class B Common Stock converted to Class A Common Stock, except for 3,680,000 shares of nonvoting Class B Common Stock. The Class B Common Stock is convertible into Class A Common Stock but is no longer redeemable. During 1997 and 1996, 1,000,000 shares and 800,000 shares, respectively, of Class B Common Stock were converted to Class A Common Stock.

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

    REVENUE RECOGNITION

    Software license fees are comprised of initial license fees, monthly license fees and software modification fees. Initial license fees are recognized upon installation only if no significant vendor obligations remain. Software modification fees are recognized upon installation. Monthly license fees

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and maintenance fees are recognized ratably over the contract term. Services revenue is recognized as the related services are performed. Hardware revenue is comprised of commissions received on hardware sales associated with sales of the Company's software and net revenue received from hardware sales sold under original equipment manufacturer agreements. Hardware revenue is recognized when the related hardware is shipped to the customer.

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 applies to transactions entered into by the Company beginning in fiscal year 1999. The Company believes that its current revenue recognition accounting policies are in substantial compliance with SOP 97-2.

    SOFTWARE

    The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or
(b) the straight-line method over the remaining estimated economic life of the product. Currently, estimated economic lives of three years are used on the calculation of amortization of these capitalized costs.

    Purchased software is stated at cost and amortized using the straight-line method over three years.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from three to seven years. Assets under capital leases are amortized over the shorter of the asset life or the lease term.

    INTANGIBLE ASSETS

    Intangible assets consist of goodwill arising from acquisitions and are being amortized using the straight-line method over 10 years. As of September 30, 1997 and 1996, accumulated amortization of the intangible asset was $1,700,000 and $1,013,000, respectively.

    TRANSLATION OF FOREIGN CURRENCIES

    The Company's non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included as a component of equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income .

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

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

    LONG-LIVED ASSETS

    Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future cash flows is less than the carrying amount of the asset. The adoption of SFAS No.121 did not have a significant impact on the Company's financial position or results of operations.

    STOCK-BASED COMPENSATION

    Effective October 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Note 8 to

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for the years ended September 30, 1997 and 1996 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

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

    RECLASSIFICATIONS

    Certain September 30, 1996 amounts have been reclassified to conform to the September 30, 1997 presentation.

3.  ACQUISITIONS

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

    The following represents pro forma results of operations as if the TXN acquisition had occurred October 1, 1994 (in thousands except per share amounts):

                                                                             YEAR ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                         1996         1995
                                                                      -----------  -----------
Revenues............................................................  $   172,231  $   130,266
Net income before extraordinary loss................................       14,515        7,685
Net income..........................................................       14,515        4,692
Net income per share................................................  $      0.51  $      0.19

    The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

    In September 1996, the Company and Grapevine Systems, Inc. (Grapevine) completed a stock exchange transaction which resulted in Grapevine becoming a wholly owned subsidiary of the Company. Stockholders of Grapevine received 380,441 shares of TSA Class A Common Stock in exchange for 100% of Grapevine's common stock. The stock exchange was accounted for as a pooling of

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

3.  ACQUISITIONS (CONTINUED)
interests. Accordingly the Company's financial statements were restated to include the results of Grapevine for the periods presented prior to the date of acquisition.

    In October 1996, the Company and Open Systems Solutions, Inc. (OSSI) completed a share exchange transaction which resulted in OSSI becoming a wholly-owned subsidiary of the Company. Stockholders of OSSI received 210,000 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. The stock exchange was accounted for as a pooling of interests. OSSI's results of operations prior to the acquisition were not material.

    In May 1997, the Company and Regency Voice Systems, Inc. and related entities (RVS) completed a stock exchange transaction which resulted in RVS becoming a wholly owned subsidiary of the Company. Shareholders of RVS received 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's shares. The stock exchange was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of RVS for all periods presented. Prior to the stock exchange, RVS was taxed primarily as a partnership. The pro forma net income in the accompanying consolidated statements of income reflects a pro forma tax provision for combined federal and state taxes for RVS's results of operations for each of the years presented.

    Combined and separate results of the Company and RVS during the periods preceding the merger are listed below (in thousands). Accounting conformity adjustments were to conform RVS results of operations to the Company's accounting policies.

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1996         1995
                                                                    INTERIM    -----------  -----------
                                                                    PERIOD
                                                                     1997
                                                                  -----------
                                                                  (UNAUDITED)
Total revenues:
  Company.......................................................   $  98,783   $   159,784  $   118,473
  RVS...........................................................       4,877         7,188        3,351
  Accounting conformity adjustments.............................        (370)         (605)        (421)
                                                                  -----------  -----------  -----------
                                                                   $ 103,290   $   166,367  $   121,403
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------
Income before extraordinary loss:
  Company.......................................................   $   8,886   $    12,570  $     6,320
  RVS...........................................................       1,917         3,073        1,154
  Accounting conformity adjustments.............................        (505)         (605)        (421)
                                                                  -----------  -----------  -----------
                                                                      10,298        15,038        7,053
Extraordinary loss related to early retirement of debt..........          --            --       (2,750)
                                                                  -----------  -----------  -----------
Net income......................................................   $  10,298   $    15,038  $     4,303
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------
Unaudited pro forma information:
  Net income--historical........................................   $  10,298   $    15,038  $     4,303
  Tax adjustment--pro forma.....................................        (507)         (854)        (243)
                                                                  -----------  -----------  -----------
  Net income--pro forma.........................................   $   9,791   $    14,184  $     4,060
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                           SEPTEMBER 30,
                                                                       ----------------------
                                                                          1997        1996
                                                                       ----------  ----------

Computer equipment                                                     $   22,867  $   17,174
Office furniture and fixtures........................................       4,931       3,857
Leasehold improvements...............................................       3,016       1,841
Vehicles.............................................................       1,080       1,427
                                                                       ----------  ----------
                                                                           31,894      24,299
Less accumulated depreciation and amortization.......................     (15,631)    (10,959)
                                                                       ----------  ----------
Property and equipment, net..........................................  $   16,263  $   13,340
                                                                       ----------  ----------
                                                                       ----------  ----------

5.  SOFTWARE

    Software consists of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------

Internally developed software..........................................  $   6,334  $   4,759
Purchased software.....................................................     13,613     12,318
                                                                         ---------  ---------
                                                                            19,947     17,007
Less accumulated amortization..........................................    (13,842)   (11,653)
                                                                         ---------  ---------
Software, net..........................................................  $   6,105  $   5,424
                                                                         ---------  ---------
                                                                         ---------  ---------

6.  DEBT

    Long-term debt consists of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------

Payments due to the sellers of M.R. GmbH (See Note 3), due December
  1997 ($745) and December 1998 ($367).................................  $   1,112  $   1,859
Other..................................................................      1,121        719
                                                                         ---------  ---------
                                                                             2,233      2,578
Less current portion...................................................        768      1,147
                                                                         ---------  ---------
Long-term debt.........................................................  $   1,465  $   1,431
                                                                         ---------  ---------
                                                                         ---------  ---------

    In March 1995, the Company used a portion of the proceeds from an initial public offering to repay debt obligations. Upon repayment of the indebtedness, the Company incurred an extraordinary loss of $2,750,000 for the writeoff of unamortized balances of debt issue costs of $1,100,000 and original issue discount of $1,650,000.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

6.  DEBT (CONTINUED)
    The Company has a $10 million revolving line of credit, collateralized by accounts receivable, which expires in June 1998. The revolving line of credit requires the maintenance of a minimum working capital level of $6 million. As of September 30, 1997 and 1996, the Company was in compliance with this covenant. There were no borrowings under the revolving line of credit during the years ended September 30, 1997 and 1996.

7.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space and equipment under operating leases which run through February 2011. Aggregate minimum lease payments under these agreements for the years ending September 30 are as follows (in thousands):

1998..............................................................  $   7,146
1999..............................................................      6,371
2000..............................................................      4,501
2001..............................................................      3,591
2002..............................................................      3,250
Thereafter........................................................      9,503
                                                                    ---------
Total.............................................................  $  34,362
                                                                    ---------
                                                                    ---------

    Total rent expense for the years ended September 30, 1997, 1996 and 1995 was, $7,413,000, $6,313,000 and $4,566,000.

    CAPITAL LEASES

    The Company leases certain computer equipment, vehicles and office furniture under long-term capital leases. Capitalized costs and accumulated depreciation (included in property and equipment, net) consist of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------

Vehicles...............................................................  $     893  $   1,441
Computer equipment.....................................................      1,606        485
Office furniture and fixtures..........................................        138        165
                                                                         ---------  ---------
                                                                             2,637      2,091
Less accumulated depreciation..........................................     (1,051)    (1,334)
                                                                         ---------  ---------
                                                                         $   1,586  $     757
                                                                         ---------  ---------
                                                                         ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    A summary of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments for the years ending September 30 are as follows (in thousands):

1998..............................................................  $     632
1999..............................................................        558
2000..............................................................        450
2001..............................................................         46
                                                                    ---------
Total minimum lease payments......................................      1,686
Amount representing interest......................................        248
                                                                    ---------
Present value of future minimum lease payments....................      1,438
Amount due within one year........................................        524
                                                                    ---------
Amount due after one year.........................................  $     914
                                                                    ---------
                                                                    ---------

    LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

8.  STOCK-BASED COMPENSATION PLANS

    STOCK INCENTIVE PLANS

    The Company has a 1994 Stock Option Plan whereby 1,910,976 shares of the Company's Class B Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. Shares issuable upon exercise of these options will be Class A Common Stock. The stock options are granted at a price set by the Board of Directors provided that the minimum price shall be $2.50 per share for 955,488 shares and $5 per share for 955,488 shares. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

    The Company has a 1996 Stock Option Plan whereby 1,008,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options are granted at a price not less than fair market value at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of four years.

    During 1997, the Company adopted the 1997 Management Stock Option Plan whereby 1,050,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible management employees of the Company and its subsidiaries. The stock options are granted at a price not less than fair market value at the time of the grant and require the participant to pay $3 for each share granted. The term of the outstanding options is ten years. The options vest annually over a period of four years.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

8.  STOCK-BASED COMPENSATION PLANS (CONTINUED)
    A summary of the stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

                                              1997                      1996                     1995
                                    ------------------------  ------------------------  ----------------------
                                                  WEIGHTED                  WEIGHTED                 WEIGHTED
                                      SHARES       AVERAGE      SHARES       AVERAGE      SHARES      AVERAGE
                                       UNDER      EXERCISE       UNDER      EXERCISE       UNDER     EXERCISE
                                      OPTION        PRICE       OPTION        PRICE       OPTION       PRICE
                                    -----------  -----------  -----------  -----------  -----------  ---------
Outstanding on October 1,.........    1,731,439  $      7.18    1,819,420  $      3.81      919,700  $    2.52
Granted...........................    1,387,567  $     26.27      275,000  $     24.69    1,003,378  $    5.03
Exercised.........................      283,862  $      4.57      327,673  $      3.47       44,254  $    3.57
Cancellations.....................       40,707  $     13.83       35,308  $      4.94       59,404  $    4.50
                                    -----------               -----------               -----------
Outstanding on September 30.......    2,794,437  $     16.82    1,731,439  $      7.18    1,819,420  $    3.81
                                    -----------               -----------               -----------
                                    -----------               -----------               -----------
Options exercisable at end of
 year.............................      909,429  $      5.04      687,903  $      3.73      593,036  $    3.39
Shares available on September 30
 for options that may be
 granted..........................      516,728                   816,622                    45,280
Weighted-average grant date fair
 value of options granted during
 the year -- exercise price equals
 stock market price at grant......               $     13.01               $     14.02

    The following table summarizes information about stock options outstanding at September 30, 1997.

                                                             OPTIONS OUTSTANDING
                                                  ------------------------------------------     OPTIONS EXERCISABLE
                                                                   WEIGHTED                   -------------------------
                                                                    AVERAGE       WEIGHTED                   WEIGHTED
                                                                   REMAINING       AVERAGE                    AVERAGE
                                                     NUMBER       CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                          OUTSTANDING        LIFE           PRICE     EXERCISABLE      PRICE
------------------------------------------------  ------------  ---------------  -----------  ------------  -----------
$2.50...........................................      530,760           6.36      $    2.50       454,384    $    2.50
$5.00...........................................      615,222           7.17           5.00       385,267         5.00
$7.50 to $10.125................................       14,330           7.52           8.01         7,832         7.93
$12.00 to $16.50................................       29,783           8.31          14.25        11,865        14.25
$20.25 to $25.875...............................    1,245,542           9.38          24.46        45,083        25.15
$26.50 to $31.625...............................       92,900           9.44          29.40         4,998        31.00
$32.25 to $37.50................................      265,900           9.70          33.40            --           --
                                                  ------------           ---     -----------  ------------  -----------
                                                    2,794,437           8.33      $   16.82       909,429    $    5.04
                                                  ------------           ---     -----------  ------------  -----------
                                                  ------------           ---     -----------  ------------  -----------

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 Employee Stock Purchase Plan whereby 900,000 shares of the Company's Class A Common Stock have been reserved for sale to eligible employees of the Company and

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

8. STOCK-BASED COMPENSATION PLANS (CONTINUED) its subsidiaries. Employees may designate up to the lesser of $5,000 or 10% of their annual compensation for the purchase of stock under this plan. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each fiscal quarter. Shares issued under this plan for the years ended September 30, 1997 and 1996 totaled 27,748 and 16,745, respectively.

    STOCK-BASED COMPENSATION PLANS

    The Company adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock incentive plans.

    Had compensation expense for the Company's stock-based compensation plans been based on the fair value at the grant dates for awards under those plans consistent with the fair value based method of SFAS No. 123, the Company's net income and net income per common and equivalent share for fiscal 1997 and 1996 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                                              YEAR ENDED
                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
Net income--historical:
  As reported..........................................................  $  23,566  $  15,038
  Pro forma............................................................     22,253     14,884
Net income--pro forma:
  As reported..........................................................     23,059     14,184
  Pro forma............................................................     21,746     14,030
Net income per common and equivalent share:
  As reported..........................................................       0.80       0.50
  Pro forma............................................................       0.76       0.49

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1997 and 1996: risk-free interest rates of
6.3 percent; dividend yield of zero percent; expected lives of 5.8 years; and volatility of 38 percent. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No.123 applies only to options granted during fiscal 1997 and 1996, and additional awards in future years are anticipated.

9.  EMPLOYEE BENEFIT PLANS

    ACI 401(K) RETIREMENT PLAN

    The 401(k) Retirement Plan is a defined contribution plan covering all domestic employees of ACI. Participants may contribute up to 15% of their annual wages. ACI matches 100% of participant contributions up to a maximum of 2.5% of compensation, not to exceed $2,500. ACI's contributions charged to expense during the years ended September 30, 1997, 1996 and 1995 were $489,000, $507,000 and $466,000, respectively.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    ACI PROFIT SHARING PLAN AND TRUST

    The ACI Profit Sharing Plan and Trust is a non-contributory profit sharing plan covering all employees of ACI provided they are at least 21 years of age and have completed one year of service. The plan provides for ACI to contribute a discretionary amount as determined annually by the Company's President and Chief Financial Officer. ACI's contributions charged to expense during the years ended September 30, 1997, 1996 and 1995 were $480,000, $399,000 and $382,000, respectively.

    USSI PROFIT SHARING PLAN AND TRUST

    The USSI Profit Sharing Plan and Trust has both a profit sharing component and a 401(k) component. USSI contributions are discretionary. USSI's contributions charged to expense during the years ended September 30, 1997, 1996 and 1995 were $85,000, $90,000 and $82,000, respectively.

    GRAPEVINE 401(K) PROFIT SHARING PLAN

    The Grapevine 401(k) Profit Sharing Plan is a defined contribution plan covering all employees of Grapevine. Grapevine contributions are discretionary. Employees may contribute up to 10% of their compensation. Grapevine's contributions charged to expense during the year end September 30, 1997 was $50,000. No contributions were made by Grapevine to this plan during the years ended September 30, 1996 and 1995.

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

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Service cost..................................................  $   1,307  $   1,018  $     786
Interest cost on projected benefit obligation.................        830        738        542
Return on plan assets:
  Actual......................................................     (2,669)    (1,187)      (851)
  Gain deferred...............................................      1,614        382        233
  Amortization of unrecognized gain...........................          3        (13)       (32)
                                                                ---------  ---------  ---------
Total periodic pension expense................................  $   1,085  $     938  $     678
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
Actuarial present value of benefit obligations:
  Vested...............................................................  $  12,079  $   8,932
  Non-vested...........................................................        526        524
                                                                         ---------  ---------
Accumulated benefit obligation.........................................     12,605      9,456
Impact of future salary increases......................................      1,430        654
                                                                         ---------  ---------
Projected benefit obligation...........................................     14,035     10,110
Plan assets at fair value, primarily investments in marketable equity
 securities of United Kingdom companies................................     14,955     10,762
                                                                         ---------  ---------
Plan assets greater (less) than projected benefit obligation...........        919        652
Unrecognized gain......................................................     (2,530)    (2,113)
                                                                         ---------  ---------
Accrued pension cost...................................................  $  (1,611) $  (1,461)
                                                                         ---------  ---------
                                                                         ---------  ---------

    The most significant actuarial assumptions used in 1997 and 1996 in determining the pension expense and funded status of the plan are as follows:

Discount rate for valuing liabilities.................................         8.0%
Expected long-term rate of return on assets...........................         9.0%
Rate of increase in future compensation levels........................         6.0%

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

10.  SEGMENT INFORMATION

    The Company operates primarily in one industry segment, which includes the development, marketing and support of on-line computer software products and services for automated electronic payment systems.

    The Company operates in three geographic regions: 1) North and South America, 2) Europe, Middle East and Africa and 3) Asia/Pacific. The following table sets forth information about the Company's operations in these different geographic regions (in thousands):

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Revenues from Unaffiliated Customers:
  Americas.................................................................  $   124,112  $    97,644  $    78,554
  Europe, Middle East and Africa...........................................       64,676       47,267       31,264
  Asia/Pacific.............................................................       26,678       21,456       11,585
                                                                             -----------  -----------  -----------
                                                                             $   215,466  $   166,367  $   121,403
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Intercompany revenues:
  Americas.................................................................  $    26,183  $    13,065  $     6,501
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating Income:
  Americas.................................................................  $    36,871  $    30,565  $    21,795
  Europe, Middle East and Africa...........................................       16,783        8,302        4,910
  Asia/Pacific.............................................................        8,625        6,740        1,235
                                                                             -----------  -----------  -----------
                                                                                  62,279       45,607       27,940
                                                                             -----------  -----------  -----------
Research and Development and Corporate General and Administrative
 Expenses..................................................................      (25,611)     (22,345)     (18,087)
                                                                             -----------  -----------  -----------
Operating Income...........................................................  $    36,668  $    23,262  $     9,853
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Identifiable Assets:
  Americas.................................................................  $   103,968  $    80,234  $    69,692
  Europe, Middle East and Africa...........................................       44,497       33,706       25,936
  Asia/Pacific.............................................................       16,769       11,957        6,277
                                                                             -----------  -----------  -----------
                                                                             $   165,234  $   125,897  $   101,905
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

11.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments or changes in the tax law or rates.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

11.  INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following (in thousands):

                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                --------------------------------------------------------------------------------------------------
                                               1997                                 1996                            1995
                                -----------------------------------  -----------------------------------  ------------------------
                                  CURRENT     DEFERRED      TOTAL      CURRENT     DEFERRED      TOTAL      CURRENT     DEFERRED
                                -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
Federal.......................   $   7,022    $   1,355   $   8,377   $   6,209    $  (2,066)  $   4,143   $   1,145    $  (1,327)
State.........................       1,905          240       2,145       1,933          (71)      1,862         753           --
Foreign.......................       3,803           --       3,803       3,291           --       3,291       1,793         (219)
                                -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
Total.........................   $  12,730    $   1,595   $  14,325   $  11,433    $  (2,137)  $   9,296   $   3,691    $  (1,546)
                                -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------


                                  TOTAL
                                ---------
Federal.......................  $    (182)
State.........................        753
Foreign.......................      1,574
                                ---------
Total.........................  $   2,145
                                ---------
                                ---------

    The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows:

                                                                                    FOR THE YEAR ENDED SEPTEMBER
                                                                                                 30,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Tax expense at federal rate of 35% for 1997 and 34% for 1996 and 1995............  $  13,262  $   8,274  $   2,192
Losses with no current tax benefit...............................................      1,503        239        872
Effective state income tax.......................................................      1,394      1,140        497
Foreign tax rate differential....................................................      1,160         --         --
RVS nontaxable income............................................................       (663)      (750)      (210)
Recognition of deferred income tax assets previously reserved against............     (2,979)        --     (1,844)
Amortization of intangibles......................................................         --        578        731
Other............................................................................        648       (185)       (93)
                                                                                   ---------  ---------  ---------
                                                                                   $  14,325  $   9,296  $   2,145
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

11.  INCOME TAXES (CONTINUED)
    The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1997        1996
                                                                                           ----------  ----------
Deferred assets:
  Depreciation...........................................................................  $      226  $      431
  Amortization...........................................................................       4,959       5,850
  Foreign taxes..........................................................................       1,210       3,754
  Acquired net operating loss carryforward of USSI.......................................       1,157       1,200
  Net operating loss carryforward........................................................       1,715         594
  Acquired basis in partnership assets...................................................       6,613          --
  Other..................................................................................         717         539
                                                                                           ----------  ----------
                                                                                               16,597      12,368
                                                                                           ----------  ----------
Deferred tax asset valuation allowance...................................................     (13,080)     (8,021)
                                                                                           ----------  ----------
Deferred liabilities:
  Acquired software......................................................................          --        (171)
  Other..................................................................................        (438)       (493)
                                                                                           ----------  ----------
                                                                                                 (438)       (664)
                                                                                           ----------  ----------
                                                                                           $    3,079  $    3,683
                                                                                           ----------  ----------
                                                                                           ----------  ----------

    For income tax purposes, the Company had foreign tax credit carryforwards of approximately $113,000 at September 30, 1997, which expire in 2001.

    At September 30, 1997, management evaluated its 1997 and 1996 operating results as well as its future tax projections and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a deferred tax asset of $3.5 million as of September 30, 1997.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

12.  QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA, AND
UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                            ----------------------------------------------------
                                                             DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
                                                            -------------  ----------  ---------  --------------
1997
  Total revenues..........................................   $    49,839   $   53,451  $  55,208    $   56,968
  Operating income........................................         7,615        9,114      9,666        10,273
  Net Income--historical..................................         4,604        5,694      6,337         6,931
  Net Income per share--historical........................            --           --       0.22          0.24
  Pro forma information:
    Tax adjustment--pro forma.............................   $      (336)  $     (171)        --            --
    Net income--pro forma.................................         4,268        5,523         --            --
    Net income per share--pro forma.......................          0.15         0.19         --            --

1996
  Total revenues..........................................   $    36,502   $   39,387  $  42,901    $   47,577
  Operating income........................................         4,394        5,487      6,042         7,339
  Net income--historical..................................         3,027        3,805      3,938         4,268
  Pro forma information:
    Tax adjustment--pro forma.............................   $         4   $     (276) $    (273)   $     (309)
    Net income--pro forma.................................         3,031        3,529      3,665         3,959
    Net income per share--pro forma.......................           .11          .12        .13           .14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

    The financial statements filed as part of this report are listed on the Index to Financial Statements on page 21.

(2)  FINANCIAL STATEMENT SCHEDULES:

    Index to Consolidated Financial Statement Schedules

                                                                                          PAGE
                                                                                           ---
      Report of Independent Public Accountants.......................................          47
      Schedule II -- Valuation and Qualifying Accounts...............................          48

    All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)  REPORTS ON FORM 8-K

    None.

(4)  EXHIBITS:

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
   2.01(2)     Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named Purchasers Named therein, dated as of December 31, 1993
   2.02(2)     Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers
                 Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding,
                 Inc., dated November 8, 1993, and amendments thereto
   2.03(2)     Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier,
                 Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto
   2.04(2)     Stock and Warrant Holders Agreement, dated as of December 30, 1993
   2.05(2)     Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental
                 Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent
   2.06(2)     Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick
                 Pettis Smith Polian, Inc., and amendment thereto
   2.07(2)     ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993
   2.08(3)     Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June
                 3, 1996
   2.09(4)     Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996
   2.10(9)     Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice
                 Systems, Inc. and related entities.
   3.01(2)     Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
   3.02(2)     Amended and Restated Bylaws of the Company
   4.01(2)     Form of Common Stock Certificate
  10.01(2)     ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
  10.02(2)     ACI Holding, Inc. Employees Stock Purchase Plan
  10.03(2)     Applied Communications, Inc. First Restated Profit Sharing Plan and Trust
  10.04(2)     Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto
  10.05(2)     U.S. Software, Inc. Profit Sharing Plan and Trust
  10.06(7)     Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and
                 U.S. Software Holding dated December 31, 1995
  10.07        Transaction Systems Architects, Inc. 1996 Stock Option Plan
(10.08-10.12 intentionally omitted.)
  10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993
  10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                 December 30, 1993
                                                                (10.15-10.16 intentionally omitted.)

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
  10.17(2)     Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
  10.18(2)     Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
  10.19(2)     Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
  10.20(2)     Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
  10.21(5)     Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
  10.22(2)     Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa
  10.23(5)     Lease respecting facility at 182 Clemenceau Avenue, Singapore
  10.24(8)     Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
  10.25(1)     Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom
  10.26(6)     Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.
  10.27(2)     Software House Agreement, as amended, between Tandem Computers Incorporated and Applied
                 Communications, Inc.
  10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
  10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied
                 Communications, Inc.
  21.01(4)     Subsidiaries of the Company
  23.01        Consent of Independent Public Accountants
  27.00        Financial Data Schedule
  99.01        Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

--------------------------

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

(8) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(9) Incorporated by reference to the exhibit of the same number to the Registrants Current Report on Form 8 K dated May 13, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 1997.

                                TRANSACTION SYSTEMS ARCHITECTS, INC.

                                By             /s/ WILLIAM E. FISHER
                                     -----------------------------------------
                                                 William E. Fisher,
                                               DIRECTOR AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 1997:

       /s/ WILLIAM E. FISHER
------------------------------------  Director and President
         William E. Fisher              (Principal Executive Officer)

        /s/ GREGORY J. DUMAN
------------------------------------  Chief Financial Officer (Principal
          Gregory J. Duman              Financial Officer)

         /s/ DWIGHT HANSON
------------------------------------  Vice President (Principal Accounting
           Dwight Hanson                Officer)

        /s/ DAVID C. RUSSELL
------------------------------------  Director
          David C. Russell

          /s/ PROMOD HAQUE
------------------------------------  Director
            Promod Haque

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

          /s/ JIM D. KEVER
------------------------------------  Director
            Jim D. Kever

        /s/ LARRY G. FENDLEY
------------------------------------  Director
          Larry G. Fendley

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                      TRANSACTION SYSTEMS ARCHITECTS, INC.

To the Board of Directors of
Transaction Systems Architects, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Systems Architects, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 30, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Transaction Systems Architects, Inc. listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 30, 1997

                                                                     SCHEDULE II

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                        FOR THE               FOR THE               FOR THE
                                                       YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                   SEPTEMBER 30, 1997    SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                  --------------------  --------------------  --------------------

Balance, beginning of period....................     $    1,090,000        $      912,000        $    1,373,000

Additions charged to expense....................          1,512,000               414,000               151,000

Reductions......................................           (382,000)             (236,000)             (612,000)
                                                        -----------           -----------           -----------

Balance, end of period..........................     $    2,220,000        $    1,090,000        $      912,000
                                                        -----------           -----------           -----------
                                                        -----------           -----------           -----------

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
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

   2.10(9)     Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice
                 Systems, Inc. and related entities.

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

  10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993

  10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                 December 30, 1993

                                                                 (10.15-10.16 intentionally omitted)

   10.17(2)    Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
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

  10.24(8)     Transaction Systems Architects, Inc. 1997 Management Stock Option Plan

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

  10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska

  10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and

  21.01(4)     Subsidiaries of the Company

  23.01        Consent of Independent Public Accountants

  27.00        Financial Data Schedule

  99.01        Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

--------------------------

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

(8) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(9) Incorporated by reference to the exhibit of the same number to the Registrants Current Report on Form 8 K dated May 13, 1997.