Form 10-Q
period 1997-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1998-02-12
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from     to    .
                                                     ----   ----
                         Commission File Number 0-25346

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                          47-0772104
     (State or other jurisdiction of                  (I.R.S.Employer
      incorporation or organization)                   Identification No.)

                             224 South 108th Avenue
                              Omaha, Nebraska 68154
          (Address of principal executive offices, including zip code)

                                 (402) 334-5101
              (Registrant's telephone number, including area code)

                            -----------------------

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


          26,963,657 shares of Class A Common Stock at January 30, 1998 1,171,252 shares of Class B Common Stock at January 30, 1998

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS


                                                                            Page

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of
         December 31, 1997 and September 30, 1997                              3

         Condensed Consolidated Statements of Income
         for the three months ended December 31, 1997 and 1996                 4

         Condensed Consolidated Statement of Stockholders'
         Equity for the three months ended December 31, 1997                   5

         Condensed Consolidated Statements of Cash Flows for
         the three months ended December 31, 1997 and 1996                     6

         Notes to Condensed Consolidated Financial Statements              7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9 - 11


                         Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

Index to Exhibits                                                             14



                               TRANSACTION SYSTEMS ARCHITECTS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited and in thousands)

                                                            December 31,           September 30,
                                                               1997                    1997
                                                       ------------------         ----------------

                                             ASSETS

Current assets:
      Cash and cash equivalents                     $             46,966       $           46,600
      Billed receivables, net                                     40,501                   39,864
      Accrued receivables                                         25,399                   25,063
      Deferred income taxes                                        4,044                    3,517
      Other                                                        3,184                    3,043
                                                       ------------------         ----------------

          Total current assets                                   120,094                  118,087

Property and equipment, net                                       16,392                   16,263
Software, net                                                      6,504                    6,105
Intangible assets, net                                             9,431                    9,539
Installment receivables                                            1,298                    2,394
Investment and notes receivable                                   11,244                    7,969
Other                                                              4,792                    4,877
                                                       ------------------         ----------------

          Total assets                              $            169,755       $          165,234
                                                       ==================         ================



                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt             $                802       $              768
      Current portion of capital lease obligations                   551                      524
      Accounts payable                                             6,325                    7,896
      Accrued employee compensation                                4,278                    5,559
      Accrued liabilities                                          8,345                    9,048
      Income taxes                                                 8,419                    6,230
      Deferred revenue                                            26,574                   28,792
                                                       ------------------         ----------------

          Total current liabilities                               55,294                   58,817

Long-term debt                                                     1,609                    1,465
Capital lease obligations                                          1,013                      914
                                                       ------------------         ----------------

          Total liabilities                                       57,916                   61,196
                                                       ------------------         ----------------

Stockholders' equity:
      Class A Common Stock                                           135                      134
      Class B Common Stock                                             6                        6
      Additional paid-in capital                                 104,626                  103,708
      Accumulated translation adjustments                           (618)                    (260)
      Retained earnings                                            7,702                      462
      Treasury stock, at cost                                        (12)                     (12)
                                                       ------------------         ----------------

          Total stockholders' equity                             111,839                  104,038
                                                       ------------------         ----------------

          Total liabilities and stockholders' equity $           169,755       $          165,234
                                                       ==================         ================

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)



                                                       Three Months Ended December 31,
                                                      ---------------------------------
                                                          1997                1996
                                                      -------------       -------------
Revenues:
     Software license fees                         $        35,774     $        27,139
     Maintenance fees                                       11,349              10,106
     Services                                               12,548              12,041
     Hardware, net                                           1,388                 553
                                                      -------------       -------------

        Total revenues                                      61,059              49,839
                                                      -------------       -------------

Expenses:
     Cost of software license fees:
        Software costs                                       7,282               5,555
        Amortization of purchased software                     -                   801
     Cost of maintenance and services                       13,335              12,712
     Research and development                                5,505               4,079
     Selling and marketing                                  13,752              10,569
     General and administrative:
        General and administrative costs                     9,674               8,291
        Amortization of goodwill and purchased
          intangibles                                          315                 217
                                                      -------------       -------------

        Total  expenses                                     49,863              42,224
                                                      -------------       -------------

Operating income                                            11,196               7,615
                                                      -------------       -------------

Other income (expense):
     Interest income                                           591                 442
     Interest expense                                          (20)                (57)
     Other                                                     (80)               (317)
                                                      -------------       -------------

        Total other                                            491                  68
                                                      -------------       -------------

Income before income taxes                                  11,687               7,683
Provision for income taxes                                  (4,447)             (3,415)
                                                      -------------       -------------


Net income                                         $         7,240     $         4,268
                                                      =============       =============

Earnings Per Share Data:
     Basic:
        Net income                                 $           0.26    $           0.15
                                                      =============       =============

        Average shares outstanding                           28,071              27,756
                                                      =============       =============

     Diluted:
        Net income                                 $          0.25     $           0.15
                                                      =============       =============

        Average shares outstanding                           29,064              28,613
                                                      =============       =============

See notes to condensed consolidated financial statements.



                                          TRANSACTION SYSTEMS ARCHITECTS, INC.
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     For the three months ended December 31, 1997
                                             (unaudited and in thousands)



                                        Class A    Class B    Additional   Accumulated
                                         Common     Common     Paid-in     Translation  Retained    Treasury
                                          Stock      Stock     Capital     Adjustments  Earnings      Stock      Total
                                        ---------  ---------  ----------   ------------ ----------  ---------  ---------


Balance, September 30, 1997           $      134 $        6 $   103,708  $      (260)$        462 $      (12)$  104,038

Exercise of stock options                      1                    217                                             218

Tax benefit of stock options exercised                              517                                             517

Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan                                   184                                             184

Net Income                                                                                  7,240                 7,240

Translation adjustments                                                         (358)                              (358)
                                        ---------  ---------  ----------   ----------  -----------  ---------  ---------


Balance, December 31, 1997            $      135 $        6 $   104,626  $      (618)$      7,702 $      (12)$  111,839
                                        =========  =========  ==========   ==========  ===========  =========  =========

                                       TRANSACTION SYSTEMS ARCHITECTS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited and in thousands)


                                                                               Three months ended December 31,
                                                                          ----------------------------------------
                                                                                  1997                 1996
                                                                          ------------------     -----------------

Cash flows from operating activities:
    Net  income                                                          $             7,240    $            4,604
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                                  1,493                1,295
          Amortization                                                                    988                1,637
          Increase in receivables, net                                                 (1,623)              (8,222)
          (Increase) decrease in other current assets                                     (79)               2,445
          (Increase) decrease in installment receivables                                1,096                 (196)
          Increase in other assets                                                       (558)                 (97)
          Decrease in accounts payable                                                 (1,616)                (951)
          Decrease in accrued employee compensation                                    (1,331)              (1,919)
          Increase (decrease) in accrued liabilities                                     (285)               1,486
          Increase (decrease) in income tax liabilities                                 2,706                 (613)
          Increase (decrease) in deferred revenue                                      (2,334)               4,804
                                                                                --------------     -----------------

                    Net cash provided by operating activities                           5,697                4,273
                                                                                --------------     -----------------

Cash flows from investing activities:
     Purchases of property and equipment                                               (1,217)              (1,843)
     Purchase of software                                                              (1,006)                (643)
     Acquisition of businesses, net of cash acquired                                     (100)                  33
     Additions to investment and notes receivable                                      (3,231)              (1,691)
                                                                                --------------      ----------------

                    Net cash used in investing activities                              (5,554)              (4,144)
                                                                                --------------      ----------------

Cash flows from financing activities:
     Proceeds from issuance of Class A Common Stock                                       184                  197
     Distribution to RVS owners                                                            -                (1,014)
     Proceeds from exercise of stock options                                              217                  161
     Payments on capital lease obligations                                                (49)                 (32)
                                                                                --------------       ---------------

                    Net cash provided by (used in)financing activities                    352                 (688)
                                                                               ----------------      ---------------

Effect of exchange rate fluctuations on cash                                             (129)                 178
                                                                                --------------       ----------------

Increase (decrease) in cash and cash equivalents                                          366                 (381)

Cash and cash equivalents, beginning of period                                         46,600               32,751
                                                                                --------------       ----------------


Cash and cash equivalents, end of period                                  $            46,966   $           32,370
                                                                                ==============       ================

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

The condensed consolidated financial statements at December 31, 1997 and for the three months ended December 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998.

The condensed consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in companies less than 20% owned are carried at cost.

2.  Earnings Per Share

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the potential dilutive effect from the Company's stock-based incentive plans.

3.  Acquisitions

In October 1996, the Company completed the acquisition of Open Systems Solutions, Inc. (OSSI). Stockholders of OSSI received 210,000 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. The stock exchange was accounted for as a pooling of interests. OSSI's results of operations prior to the acquisition were not material.

In May 1997, the Company completed the acquisition of Regency Voice Systems, Inc. and related entities (RVS). Shareholders of RVS received 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's shares. The stock exchange was accounted for as a pooling of interests. The accompanying condensed consolidated financial statements have been restated to reflect the results of operations of RVS.

Prior to the acquisition, RVS was taxed primarily as a partnership and, accordingly, taxable income was included in the personal tax of RVS owners who were responsible for the payment of taxes thereof. Net income, basic earnings per share and diluted earnings per share for the three months ended December 31, 1996 on the accompanying condensed statement of operations reflects a pro forma tax provision of $336,000 for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods.

4.  Investment and Notes Receivable

In January 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the Company acquired a 7.5% minority interest in Insession for $1.5 million. In addition, the Company has extended $5.8 million in promissory notes as of December 31, 1997. The promissory notes bear an interest rate of prime plus 0.25%, and are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $2.3 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

The Company has extended a $4.5 million line of credit facility to U.S. Processing, Inc. (USPI), a transaction processing business in which the company has a 19.9% ownership interest. As of December 31, 1997, borrowings under the line of credit totaled $3.6 million.


                                          TRANSACTION SYSTEMS ARCHITECTS, INC.
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                               AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the
Company for the periods indicated:


                                                                        Three Months Ended December 31,
                                                              ------------------------------------------------------
                                                                       1997                          1996
                                                              ------------------------------------------------------
                                                                             % of                           % of
                                                               Amount      Revenue            Amount      Revenue
                                                              ----------  -----------       -----------  -----------
        Revenues:
           Software license fees                           $     35,774           58.6 %  $     27,139           54.5 %
           Maintenance fees                                      11,349           18.6          10,106           20.3
           Services                                              12,548           20.6          12,041           24.2
           Hardware, net                                          1,388            2.2             553            1.0
                                                              ----------    -----------     -----------    -----------

                  Total revenues                                 61,059          100.0          49,839          100.0
                                                              ----------    -----------     -----------    -----------


        Expenses:
           Cost of software license fees:
               Software costs                                     7,282           11.9           5,555           11.1
               Amortization of purchased software                     0            0.0             801            1.6
           Cost of maintenance and services                      13,335           21.8          12,712           25.5
           Research and development                               5,505            9.0           4,079            8.2
           Selling and marketing                                 13,752           22.5          10,569           21.2
           General and administrative:
               General and administrative costs                   9,674           15.8           8,291           16.6
               Amortization of goodwill and purchased
                 intangibles                                        315            0.7             217            0.5
                                                              ----------   -----------     ------------    -----------

                  Total  expenses                                49,863           81.7          42,224           84.7
                                                              ----------  ------------      -----------    -----------


        Operating income                                         11,196           18.3           7,615           15.3
                                                              ----------   -----------     ------------    -----------



        Other income (expense):
           Interest income                                          591            1.0             442            0.9
           Interest expense                                         (20)           0.0             (57)          (0.1)
           Other                                                    (80)          (0.2)           (317)          (0.7)
                                                              ----------    -----------     -----------    -----------

                  Total other                                       491            0.8              68            0.1
                                                              ----------   -----------     ------------    -----------


        Income before income taxes                               11,687           19.1           7,683           15.4
        Provision for income taxes                               (4,447)          (7.2)         (3,415)          (7.0)
                                                              ----------   -----------     ------------    -----------


        Net income                                         $      7,240           11.9 %  $      4,268            8.6 %
                                                              ==========   ===========      ============    ===========

----------------------------------

Revenues
Total revenues for the first quarter of fiscal 1998 increased 22.5% or $11.2 million over the comparable period in fiscal 1997. Of this increase, $8.7 million of the growth resulted from a 31.8% increase in software license fee revenue, $500,000 from a 4.2% increase in services revenue, $1.2 million from a 12.3% increase in maintenance fee revenue and an $800,000 increase in hardware revenue.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 products and continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $9.6 million in the first quarter of fiscal 1998 compared to $7.2 million in the first quarter of fiscal 1997.

The growth in services revenue for the first quarter of fiscal 1998 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for the first quarter of fiscal 1998 is a result of the continued growth of the installed base of the Company's BASE24 products.

The increase in hardware revenue is due to an increase in commissions received from Tandem Computers Incorporated (Tandem). The agreement with Tandem expired on December 31, 1997 and is expected to be replaced by an arrangement whereby Tandem will terminate the payment of commissions to the Company and replace these payments with market development funding. This market development funding is expected to be substantially less than the Company received under the prior agreement.

Expenses
Total operating expenses for the first quarter of fiscal 1998 increased 18.1% or $7.6 million over the comparable period in fiscal 1997. The primary reason for the overall increase in operating expenses is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,391 at December 31, 1996 to 1,608 at December 31, 1997.

The Company's operating margin for the first quarter of fiscal 1998 was 18.3% as compared to 15.3% for the comparable period in fiscal 1997. This improvement is primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees) and the conclusion in December 1996 of the amortization of purchased software associated with the acquisition of Applied Communications, Inc. (ACI) and Applied Communications Inc. Limited (ACIL) in December 1993.

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the first quarter of fiscal 1998 was 66.2% as compared to 61.7% for the comparable period in fiscal 1997. The improvements are principally due to the conclusion of software amortization in December 1996 associated with the acquisitions of ACI and ACIL.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $10.5 million in the first quarter of fiscal 1997 to $13.7 million for the first quarter of fiscal 1998. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

Income Taxes
The effective tax rate for the first quarter of fiscal 1998 was 38.1% as compared to 39.1% for all of fiscal 1997. The decrease in the effective rate is principally the result of deferred tax assets which were recognized in the first quarter of fiscal 1998 which reduced the effective proforma tax rate for that period with no corresponding recognition of deferred tax assets in the first quarter of fiscal 1997.

As of December 31, 1997, the Company has deferred tax assets of $16.6 million and deferred tax liabilities of $0.4 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $4.0 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $12.6 million as of December 31, 1997.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

Backlog
As of December 31, 1997 and 1996, the Company had non-recurring revenue backlog of $28.1 million and $21.9 million, respectively, in software license fees and $23.2 million and $14.6 million, respectively, in services. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of December 31, 1997 and 1996, the Company had recurring revenue backlog of $98.2 million and $75.0 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.


Liquidity and Capital Resources
As of December 31, 1997, the Company had working capital of $64.8 million which includes cash and cash equivalents of $47.0 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires on June 30, 1998.

During the three months ended December 31, 1997, the Company's cash flow from operations amounted to $5.7 million and cash used in investing activities amounted to $5.9 million. Of the $5.9 of cash used in investing activities, $1.3 million consisted of advances to Insession under promissory notes and $1.6 consisted of advances to USPI under a line of credit.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In October 1996, the Company acquired 100% of OSSI in exchange for 210,000 shares of the Company's Class A Common Stock. In May 1997, the Company acquired 100% of RVS in exchange for 1,615,383 shares of the Company's Class A Common Stock.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

Year 2000
Management has initiated a Company-wide program to prepare the Company's computer systems and applications as well as the Company's product offerings for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to system enhancements and product modifications for the year 2000. The majority of the Company's product offerings are currently year 2000 compliant. The total cost to be incurred by the Company for all year 2000 related projects is not expected to have a material impact on the future results of operations. However, there could be a material adverse effect on the results of operations of the Company if the system enhancements and product modifications for the year 2000 prove not to be effective.

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

Dated:   February 12, 1998


                                             TRANSACTION SYSTEMS ARCHITECTS, INC
                                             (Registrant)


                                             /s/ Dwight G. Hanson
                                             ----------------------------------
                                             Dwight G. Hanson
                                             Principal Accounting Officer

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
--------                   ---------------

27.00                      Financial Data Schedule