Form 10-Q
period 1998-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1998-05-13
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to__ .

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

                         ___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes _X_              No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


            27,266,614 shares of Class A Common Stock at May 7, 1998
             1,171,252 shares of Class B Common Stock at May 7, 1998

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

                         Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of March 31, 1998
        and September 30, 1997                                                3

        Condensed  Consolidated  Statements  of  Income  for the
        three and six months ended March 31, 1998 and 1997                    4

        Condensed Consolidated Statement of Stockholders' Equity
        for the six months ended March 31, 1998                               5

        Condensed Consolidated Statements of Cash Flows for the six
        months six months ended March 31, 1998 and 1997                       6

        Notes to Condensed Consolidated Financial Statements              7 - 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              9 - 12


                           Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 6. Exhibits and Reports on Form 8-K                                     13

Signatures                                                                   14

Index to Exhibits                                                            15



                             TRANSACTION SYSTEMS ARCHITECTS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited and in thousands)

                                                          March 31,            September 30,
                                                             1998                  1997
                                                          ---------             ----------

                                           ASSETS

Current assets:
      Cash and cash equivalents                        $      49,370       $           46,600
      Billed receivables, net                                 44,675                   39,864
      Accrued receivables                                     24,135                   25,063
      Deferred income taxes                                    4,312                    3,517
      Other                                                    2,714                    3,043
                                                          ----------             ------------

          Total current assets                               125,206                  118,087

Property and equipment, net                                   17,006                   16,263
Software, net                                                  6,476                    6,105
Intangible assets, net                                        10,262                    9,539
Installment receivables                                        1,029                    2,394
Investments and notes receivable                              12,615                    7,969
Other                                                          4,706                    4,877
                                                          ----------             ------------

          Total assets                                 $     177,300       $          165,234
                                                          ==========             ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                $         829       $              768
      Current portion of capital lease obligations               432                      524
      Accounts payable                                         7,300                    7,896
      Accrued employee compensation                            5,135                    5,559
      Accrued liabilities                                     10,894                    9,048
      Income taxes                                             5,336                    6,230
      Deferred revenue                                        22,071                   28,792
                                                          ----------             ------------

          Total current liabilities                           51,997                   58,817

Long-term debt                                                 1,062                    1,465
Capital lease obligations                                      1,277                      914
                                                          ----------             ------------

          Total liabilities                                   54,336                   61,196
                                                          ----------             ------------

Stockholders' equity:
      Class A Common Stock                                       136                      134
      Class B Common Stock                                         6                        6
      Additional paid-in capital                             108,227                  103,708
      Accumulated translation adjustments                       (949)                    (260)
      Retained earnings                                       15,556                      462
      Treasury stock, at cost                                    (12)                     (12)
                                                          ----------             ------------

          Total stockholders' equity                         122,964                  104,038
                                                          ----------             ------------

          Total liabilities and stockholders' equity   $     177,300       $          165,234
                                                          ==========             ============

See notes to condensed consolidated financial statements.





                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited and in thousands, except per share amounts)


                                                       Three Months Ended March 31,       Six Months Ended March 31,
                                                       ---------------------------       ---------------------------
                                                          1998            1997              1998              1997
                                                         --------       ---------        ---------         ---------
Revenues:
     Software license fees                            $   37,879     $    31,179     $     73,653       $    58,318
     Maintenance fees                                     12,236          10,179           23,585            20,285
     Services                                             13,065          11,309           25,613            23,350
     Hardware, net                                         1,019             784            2,407             1,337
                                                         --------       ---------        ---------         ---------

        Total revenues                                    64,199          53,451          125,258           103,290
                                                         --------       ---------        ---------         ---------

Expenses:
     Cost of software license fees:
        Software costs                                     7,315           6,364           14,597            11,919
        Amortization of purchased software                     -               -                -               801
     Cost of maintenance and services                     14,343          12,305           27,678            25,017
     Research and development                              5,578           4,624           11,083             8,703
     Selling and marketing                                14,443          12,030           28,195            22,599
     General and administrative:
        General and administrative costs                  10,223           8,777           19,897            17,068
        Amortization of goodwill and purchased
          intangibles                                        414             237              729               454
                                                         --------       ---------        ---------         ---------

        Total  expenses                                   52,316          44,337          102,179            86,561
                                                         --------       ---------        ---------         ---------

Operating income                                          11,883           9,114           23,079            16,729
                                                         --------       ---------        ---------         ---------

Other income (expense):
     Interest income                                         723             498            1,314               940
     Interest expense                                        (78)            (24)             (98)              (81)
     Other                                                    26            (227)             (54)             (544)
                                                         --------       ---------        ---------         ---------

        Total other                                          671             247            1,162               315
                                                         --------       ---------        ---------         ---------

Income before income taxes                                12,554           9,361           24,241            17,044
Provision for income taxes                                (4,700)         (3,838)          (9,147)           (7,253)
                                                         --------       ---------        ---------         ---------


Net income                                            $    7,854     $     5,523     $     15,094       $     9,791
                                                         ========       =========        =========         =========

Earnings Per Share Data:
     Basic:
        Net income                                    $     0.28     $      0.20     $       0.54       $      0.35
                                                         ========       =========        =========         =========

        Average shares outstanding                        28,183          27,806           28,127            27,790
                                                         ========       =========        =========         =========

     Diluted:
        Net income                                    $     0.27     $      0.19     $       0.52       $      0.34
                                                         ========       =========        =========         =========

        Average shares outstanding                        29,108          28,592           29,086            28,603
                                                         ========       =========        =========         =========

See notes to condensed consolidated financial statements.



                                          TRANSACTION SYSTEMS ARCHITECTS, INC.
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        For the six months ended March 31, 1998
                                             (unaudited and in thousands)



                                          Class A    Class B   Additional   Accumulated
                                           Common     Common     Paid-in    Translation   Retained    Treasury
                                           Stock      Stock      Capital    Adjustments   Earnings      Stock      Total
                                          --------   --------   ---------   ------------  ---------   --------  ---------

Balance, September 30, 1997             $     134  $       6  $  103,708  $      (260)   $      462  $    (12)  $  104,038

Issuance of Class A Common Stock for
  purchase of Coyote Systems, Inc.              1                  1,086                                             1,087

Exercise of stock options                       1                  1,100                                             1,101

Tax benefit of stock options exercised                             1,908                                             1,908

Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan                                    425                                               425

Net Income                                                                                   15,094                 15,094

Translation adjustments                                                          (689)                               (689)
                                          --------   --------   ---------   ----------    ---------   --------    --------


Balance, March 31, 1998                 $     136  $       6  $  108,227  $      (949)$      15,556  $    (12)  $  122,964
                                          ========   ========   =========   ==========    =========   ========    ========

See notes to condensed consolidated financial statements.



                                          TRANSACTION SYSTEMS ARCHITECTS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited and in thousands)

                                                                                   Six Months Ended March 31,
                                                                             ---------------------------------------
                                                                                     1998                  1997
                                                                             ------------------       --------------
     Cash flows from operating activities:
           Net  income                                                        $          15,094  $            10,294
           Adjustments to reconcile net income to net cash
             provided by operating activities:
                Depreciation                                                              3,048                2,641
                Amortization                                                              2,162                2,518
                Increase in receivables, net                                            (3,942)             (10,954)
                Decrease in other current assets                                            492                2,242
                Decrease in installment receivables                                       1,365                  383
                Increase in other assets                                                  (781)                 (27)
                Decrease in accounts payable                                              (674)              (1,070)
                Decrease in accrued employee compensation                                 (505)              (2,209)
                Increase in accrued liabilities                                           1,515                3,739
                Increase (decrease) in income tax liabilities                             1,014              (1,148)
                Increase (decrease) in deferred revenue                                 (6,837)                6,898
                                                                                 --------------     ----------------

                          Net cash provided by operating activities                      11,951               13,307
                                                                                 --------------     ----------------

      Cash flows from investing activities:
           Purchases of property and equipment                                          (3,370)              (3,598)
           Purchases of software and distribution rights                                (1,667)              (1,497)
           Acquisiton of businesses, net of cash acquired                                 (253)              (2,385)
           Additions to investment and notes receivable                                 (4,751)              (3,061)
           Proceeds from notes receivable repayments                                        149                3,680
                                                                                 --------------     ----------------

                          Net cash used in investing activities                         (9,892)              (6,861)
                                                                                 --------------     ----------------

      Cash flows from financing activities:
           Proceeds from issuance of Class A Common Stock                                   426                  392
           Proceeds from sale and exercise of stock options                               1,101                2,908
           Distribution to RVS owners                                                         -              (3,306)
           Payments of long-term debt                                                     (363)                    -
           Payments on capital lease obligations                                           (64)                 (51)
                                                                                 --------------     ----------------

                          Net cash provided by (used in) financing activities             1,100                 (57)
                                                                                 --------------     ----------------

      Effect of exchange rate fluctuations on cash                                        (389)                 (39)
                                                                                 --------------     ----------------

      Increase in cash and cash equivalents                                               2,770                6,350

      Cash and cash equivalents, beginning of period                                     46,600               32,751
                                                                                 --------------     ----------------

      Cash and cash equivalents, end of period                                $          49,370 $             39,101
                                                                                 ==============     ================

      See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

Transaction Systems Architects, Inc. (the Company or TSA) develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes software developed by third parties. The products are used principally by financial institutions, retailers and third-party processors, both in domestic and international markets.

The condensed consolidated financial statements at March 31, 1998 and for the three and six months ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998.

The condensed consolidated financial statements include all domestic and foreign subsidiaries which are more than 50% owned and controlled. Investments in companies less than 20% owned are carried at cost.

2.  Earnings Per Share

Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the potential dilutive effect of the outstanding stock options associated with the Company's stock incentive plans.

3.  Acquisitions

In October 1996, the Company completed the acquisition of Open Systems Solutions, Inc. (OSSI). Stockholders of OSSI received 210,000 shares of TSA Class A Common Stock in exchange for 100% of OSSI's common stock. The stock exchange was accounted for as a pooling of interests. OSSI's results of operations prior to the acquisition were not material.

In May 1997, the Company completed the acquisition of Regency Voice Systems, Inc. and related entities (RVS). Shareholders of RVS received 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's shares. The stock exchange was accounted for as a pooling of interests. The accompanying condensed consolidated financial statements for the three and six months ended March 31, 1997 have been restated to reflect the results of operations of RVS.

In February 1998, the Company completed the acquisition of Coyote Systems, Inc. (Coyote). Shareholders of Coyote received 26,400 shares of TSA Class A Common Stock in exchange for 100% of Coyote's shares. The stock exchange has been accounted for using the purchase method of accounting and, accordingly, the cost in excess of the fair value of the net tangible assets acquired totaling approximately $1.1 million was allocated to goodwill.

4.  Investment and Notes Receivable

In January 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the Company acquired a 6% minority interest in Insession for $1.5 million. In addition, the Company has extended Insession $6.2 million in promissory notes as of March 31, 1998. The promissory notes bear an interest rate of prime plus 0.25%, and are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $2.7 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

The Company has extended a $4.5 million line of credit facility to U.S. Processing, Inc. (USPI), a transaction processing business in which the Company has a 19.9% ownership interest. As of March 31, 1998, borrowings under the line of credit totaled $4.5 million.

5.  Subsequent Events

In April 1998, the Company announced an agreement to acquire IntraNet, Inc. (IntraNet). IntraNet is a provider of electronic funds transfer and payment processing systems for financial institutions. Under the terms of the agreement, owners of IntraNet will receive approximately 1,225,000 shares of TSA Class A Common Stock in exchange for 100% of IntraNet's outstanding stock. The exchange is expected to be accounted for as a pooling of interests. The transaction, which is subject to certain conditions including IntraNet's shareholder approval, is scheduled to close on or about May 28, 1998.

In April 1998, the Company entered into a transaction with Nestor, Inc. (Nestor), whereby the Company acquired 2.5 million shares of Nestor's Common Stock for $5.0 million. In addition, the Company received warrants to purchase an additional 2.5 million shares at an exercise price of $3 per share. Nestor is a provider of neural-network solutions for financial, internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product. The Company will account for the investment in Nestor's Common Stock and warrants in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain investments in Debt and Equity Securities" as "available for sale."

In May 1998, the Company completed the acquisition of Edgeware, Inc. (Edgeware). Edgeware is a provider of customer specific marketing software and services to the retail industry. Under the terms of the agreement, owners of Edgeware received 143,436 shares of TSA Class A Common Stock in exchange for 100% of Edgeware's outstanding stock. The exchange will be accounted for as a pooling of interests.


                                               TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                   AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:



                                                   Three Months Ended March 31,                Six Months Ended March 31,
                                             -----------------------------------------   ------------------------------------------
                                                       1998                 1997                   1998                1997
                                             -----------------------------------------   ------------------------------------------
                                                         % of                  % of                  % of                  % of
                                                Amount   Revenue     Amount    Revenue     Amount   Revenue     Amount    Revenue
                                               -------- ---------   --------  ---------   -------- ---------   --------  ---------
      Revenues:
        Software license fees                $  37,879       59.% $   31,179       58.%  $ 73,653       58.% $  58,318        56.5
        Maintenance fees                        12,236       19.1     10,179       19.0    23,585       18.8    20,285        19.6
        Services                                13,065       20.4     11,309       21.2    25,613       20.4    23,350        22.6
        Hardware, net                            1,019        1.5        784        1.5     2,407        1.9     1,337         1.3
                                               -------- ---------    --------   --------  -------    -------   -------    --------

             Total revenues                     64,199      100.0     53,451      100.0   125,258      100.0   103,290       100.0
                                               -------- ---------    --------   --------  -------    -------   -------    --------

      Expenses:
        Cost of software license fees:
           Software costs                        7,315       11.4      6,364       11.9    14,597       11.7    11,919        11.5
           Amortization of purchased software        0        0.0          0        0.0         0        0.0       801         0.8
        Cost of maintenance and services        14,343       22.3     12,305       23.0    27,678       22.1    25,017        24.2
        Research and development                 5,578        8.7      4,624        8.7    11,083        8.8     8,703         8.4
        Selling and marketing                   14,443       22.5     12,030       22.5    28,195       22.5    22,599        21.9
        General and administrative:
           General and administrative costs     10,223       15.9      8,777       16.4    19,897       15.9    17,068        16.5
           Amortization of goodwill and
             purchased intangibles                 414        0.7        237        0.4       729        0.6       454         0.4
                                               --------  --------    --------  --------   -------    -------   -------    --------

             Total  expenses                    52,316       81.5     44,337       82.9   102,179       81.6    86,561        83.8
                                               --------  --------    --------  --------   -------    -------   -------    --------

      Operating income                          11,883       18.5      9,114       17.1    23,079       18.4    16,729        16.2
                                               --------  --------    --------  --------   -------    -------   -------    --------

      Other income (expense):
        Interest income                            723        1.1        498        0.9     1,314        1.0       940         0.9
        Interest expense                           (78)      (0.1)       (24)       0.0       (98)      (0.1)      (81)       (0.1)
        Other                                       26        0.0       (227)      (0.4)      (54)       0.0      (544)       (0.5)
                                               --------  --------    --------  --------   -------    -------    -------   --------

             Total other                           671        1.0        247        0.5     1,162        0.9       315         0.3
                                               --------  --------    --------  --------   -------    -------    -------   --------

      Income before income taxes                12,554       19.6      9,361       17.5    24,241       19.4    17,044        16.5
      Provision for income taxes                (4,700)      (7.4)    (3,838)      (7.2)   (9,147)      (7.3)   (7,253)       (7.0)
                                               --------  --------    --------  --------   -------    -------    -------   --------

      Net income                                 7,854       12.0      5,523       10.0    15,094       12.0     9,791        10.0
                                               ========  ========    ========  ========   =======    =======    =======   ========


Revenues
Total revenues for the second quarter of fiscal 1998 increased 20.1% or $10.7 million over the comparable period in fiscal 1997. Of this increase, $6.7 million of the growth resulted from a 21.5% increase in software license fee revenue, $1.7 million from a 15.5% increase in services revenue and $2.1 million from a 20.2% increase in maintenance fee revenue.

Total revenues for the first half of fiscal 1998 increased 21.3% or $22.0 million over the comparable period in fiscal 1997. Of this increase, $15.3 million of the growth resulted from a 26.3% increase in software license fee revenue, $2.3 million from a 9.7% increase in services revenue and $3.3 million from a 16.3% increase in maintenance fee revenue.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 products and continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $10.9 million in the second quarter of fiscal 1998 compared to $7.9 million in the second quarter of fiscal 1997. MLF revenue was $20.4 million in the first half of fiscal 1998 compared to $15.1 million in the first half of fiscal 1997.

The growth in services revenue for the second quarter and first half of fiscal 1998 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for the second quarter and first half of fiscal 1998 is a result of the continued growth of the installed base of the Company's BASE24 products.

Expenses
Total operating expenses for the second quarter of fiscal 1998 increased 18.1% or $8.0 million over the comparable period in fiscal 1997. Total operating expenses for the first half of fiscal 1998 increased 18.0% or $15.6 million over the comparable period in fiscal 1997. The primary reason for the overall increase in operating expenses is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,452 at March 31, 1997 to 1,700 at March 31, 1998.

The Company's operating margin for the second quarter of fiscal 1998 was 18.5% as compared to 17.1% for the comparable period in fiscal 1997. Operating margin for the first half of fiscal 1998 was 18.4% as compared to 16.2% for the first half of fiscal 1997. These improvements are primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees) and the conclusion in December 1996 of the software amortization associated with the acquisition of Applied Communications, Inc.
(ACI) and Applied Communications Inc. Limited (ACIL) in December 1993.

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the second quarter of fiscal 1998 was 66.3% as compared to 65.1% for the comparable period in fiscal 1997. The gross margin for the first half of fiscal 1998 was 66.2% as compared to 63.5% for the first half of fiscal 1997. The improvements are partly due to the conclusion of the software amortization associated with the acquisitions of ACI and ACIL.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $11.3 million in the second quarter of fiscal 1997 to $14.6 million in the second quarter of fiscal 1998. EBITDA increased from $21.9 million in the first half of fiscal 1997 to $28.3 million in the first half of fiscal 1998. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

Income Taxes
The effective tax rates for the second quarter and first half of fiscal 1998 were 37.4% and 37.7%, respectively. This compares to 39.1% for all of fiscal 1997. The decrease in the effective tax rates is principally the result of deferred tax assets which were recognized in the first half of fiscal 1998 which reduced the effective tax rates for those periods with no corresponding recognition of deferred tax assets in the second quarter and first half of fiscal 1997.

As of March 31, 1998, the Company has deferred tax assets of $15.8 million and deferred tax liabilities of $0.4 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $4.3 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $11.5 million as of March 31, 1998.


Results of Operations (continued)

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

Backlog
As of March 31, 1998 and 1997, the Company had non-recurring revenue backlog of $28.6 million and $23.5 million in software license fees, respectively, and $24.7 million and $15.5 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of March 31, 1998 and 1997, the Company had recurring revenue backlog of $103.4 million and $79.0 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

Liquidity and Capital Resources
As of March 31, 1998, the Company had working capital of $73.2 million which includes cash and cash equivalents of $49.4 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires on June 30, 1998.

During the six months ended March 31, 1998, the Company's cash flow from operations amounted to $12.0 million and cash used in investing activities amounted to $9.9 million. Of the $9.9 million of cash used in investing activities, $1.7 million consisted of advances to Insession under promissory notes and $2.5 million consisted of advances to USPI under a line of credit.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In fiscal year 1997, the Company acquired 100% of RVS and OSSI in exhange for 1,615,383 and 210,000 shares, respectively, of the Company's Class A Common Stock. In February 1998 the Company acquired 100% of Coyote in exchange for 26,400 shares of the Company's Class A Common Stock.

In April 1998, the Company acquired 2.5 million shares of Nestor Common Stock for $5.0 million. The Company also received warrants to purchase an additional
2.5 million shares of Nestor Common Stock for an exercise price of $3 per share. In May 1998 the Company acquired 100% of Edgeware in exchange for 143,436 shares of the Company's Class A Common Stock. On or about May 28, 1998 the Company is scheduled to close on the acquisition of 100% of IntraNet in exchange for approximately 1,225,000 shares of the Company's Class A Common Stock. The IntraNet transaction is subject to certain conditions including approval from IntraNet shareholders.

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

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of stockholders was held on February 24, 1998. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

          1.   Election of Directors
                                            For                  Withheld

               William E. Fisher         23,589,060               41,101
               David C. Russell          23,581,350               48,811
               Promod Haque              23,588,990               41,171
               Charles E. Noell, III     23,588,934               41,227
               Jim D. Kever              23,588,598               41,563
               Larry G. Fendley          23,588,694               41,467

          2. Ratification of Appointment of Arthur Andersen LLP as Independent Auditors for 1997

               For:23,535,217  Against:5,476  Abstain:89,468  Broker Non-vote: 0


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                  27.00    Financial Data Schedule

          (b)  Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 13, 1998


                                          TRANSACTION SYSTEMS ARCHITECTS, INC
                                          (Registrant)

                                           /s/ Dwight G. Hanson
                                           -----------------------------
                                           Dwight G. Hanson
                                           Vice President of Finance
                                           (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
-------                    -----------


27.00                      Financial Data Schedule