Form 10-Q
period 1998-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1998-08-12
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


           27,509,103 shares of Class A Common Stock at August 7, 1998 1,171,252 shares of Class B Common Stock at August 7, 1998

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                TABLE OF CONTENTS


                                                                          Page

                         Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of June 30, 1998
        and September 30, 1997                                             3

        Condensed  Consolidated  Statements of Income for the three
        and nine months ended June 30, 1998 and 1997                       4

        Condensed Consolidated Statement of Stockholders' Equity
        for the nine months ended June 30, 1998                            5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended June 30, 1998 and 1997                           6

        Notes to Condensed Consolidated Financial Statements           7 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     9 - 12


                           Part II - OTHER INFORMATION

Item 5. Other Information                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13

Signatures                                                                14

Index to Exhibits                                                         15


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                          June 30,         September 30,
                                                            1998               1997
                                                        ----------       ---------------

                                     ASSETS
Current assets:
     Cash and cash equivalents                       $     48,601     $          46,600
     Marketable securities                                  5,000                     -
     Billed receivables, net                               42,520                39,864
     Accrued receivables                                   35,159                25,063
     Deferred income taxes                                  4,767                 3,517
     Other                                                  3,231                 3,043
                                                        ----------       ---------------

         Total current assets                             139,278               118,087

Property and equipment, net                                17,887                16,263
Software, net                                               6,419                 6,105
Intangible assets, net                                      9,794                 9,539
Installment receivables                                     1,017                 2,394
Investments and notes receivable                           15,936                 7,969
Other                                                       4,659                 4,877
                                                        ----------       ---------------

         Total assets                                $    194,990     $         165,234
                                                        ==========       ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt               $        793     $             768
     Current portion of capital lease obligations             356                   524
     Accounts payable                                       9,442                 7,896
     Accrued employee compensation                          4,977                 5,559
     Accrued liabilities                                    9,258                 9,048
     Income taxes                                           3,858                 6,230
     Deferred revenue                                      33,278                28,792
                                                        ----------       ---------------

         Total current liabilities                         61,962                58,817

Long-term debt                                                863                 1,465
Capital lease obligations                                   1,204                   914
                                                        ----------       ---------------

         Total liabilities                                 64,029                61,196
                                                        ----------       ---------------

Stockholders' equity:
     Class A Common Stock                                     137                   134
     Class B Common Stock                                       6                     6
     Additional paid-in capital                           109,707               103,708
     Accumulated translation adjustments                   (2,568)                 (260)
     Retained earnings                                     23,691                   462
     Treasury stock, at cost                                  (12)                  (12)
                                                        ----------       ---------------

         Total stockholders' equity                       130,961               104,038
                                                        ----------       ---------------

         Total liabilities and stockholders' equity  $    194,990     $         165,234
                                                        ==========       ===============

See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)


                                                        Three Months Ended June 30,       Nine Months Ended June 30,
                                                        ---------------------------       --------------------------
                                                          1998            1997              1998              1997
                                                         --------       ----------         ---------       ---------
Revenues:
     Software license fees                            $   40,610     $    31,186      $    114,263       $    89,504
     Maintenance fees                                     12,504          10,746            36,089            31,031
     Services                                             14,988          12,395            40,601            35,745
     Hardware, net                                           997             881             3,404             2,218
                                                         --------       ---------         ---------         ---------

        Total revenues                                    69,099          55,208           194,357           158,498
                                                         --------       ---------         ---------         ---------

Expenses:
     Cost of software license fees:
        Software costs                                     8,094           6,494            22,691            18,413
        Amortization of purchased software                     -               -                 -               801
     Cost of maintenance and services                     15,724          13,038            43,402            38,055
     Research and development                              6,017           4,618            17,100            13,321
     Selling and marketing                                15,202          12,368            43,397            34,967
     General and administrative:
        General and administrative costs                  10,780           8,814            30,677            25,882
        Amortization of goodwill and purchased
          intangibles                                        347             210             1,076               664
                                                         --------       ---------         ---------         ---------

        Total  expenses                                   56,164          45,542           158,343           132,103
                                                         --------       ---------         ---------         ---------

Operating income                                          12,935           9,666            36,014            26,395
                                                         --------       ---------         ---------         ---------

Other income (expense):
     Interest income                                         777             557             2,091             1,497
     Interest expense                                        (46)            (55)             (144)             (136)
     Other                                                  (204)            (38)             (258)             (582)
                                                         --------       ---------         ---------         ---------

        Total other                                          527             464             1,689               779
                                                         --------       ---------         ---------         ---------

Income before income taxes                                13,462          10,130            37,703            27,174
Provision for income taxes                                (5,040)         (3,793)          (14,187)          (11,046)
                                                         --------       ---------         ---------         ---------


Net income                                            $    8,422     $     6,337      $     23,516       $    16,128
                                                         ========       =========         =========         =========

Earnings Per Share Data:
     Basic:
        Net income                                    $     0.30     $      0.23      $       0.83       $      0.58
                                                         ========       =========         =========         =========

        Average shares outstanding                        28,392          27,904            28,215            27,828
                                                         ========       =========         =========         =========

     Diluted:
        Net income                                    $     0.29     $      0.22      $       0.81       $      0.56
                                                         ========       =========         =========         =========

        Average shares outstanding                        29,269          28,821            29,147            28,676
                                                         ========       =========         =========         =========

See notes to condensed consolidated financial statements.



                      TRANSACTION SYSTEMS ARCHITECTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the nine months ended June 30, 1998
                          (unaudited and in thousands)



                                         Class A   Class B  Additional   Accumulated
                                          Common    Common   Paid-in     Translation  Retained   Treasury
                                          Stock     Stock    Capital     Adjustments  Earnings     Stock      Total
                                         --------  --------  ---------   ----------- ----------   --------   --------


Balance, September 30, 1997           $      134 $       6 $  103,708  $     (260)  $      462  $     (12)$  104,038

Adjustment for Edgeware, Inc.
  pooling of interests                         1                    3                     (287)                 (283)

Issuance of Class A Common Stock for
  purchase of Coyote Systems, Inc.             1                1,086                                          1,087

Exercise of stock options                      1                1,676                                          1,677

Tax benefit of stock options exercised                          2,541                                          2,541

Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan                                 693                                            693

Net Income                                                                              23,516                23,516

Translation adjustments                                                    (2,308)                            (2,308)
                                         --------  --------  ---------   ---------    ---------   --------  ---------

Balance, June 30, 1998                $      137 $       6 $  109,707  $   (2,568)  $   23,691  $     (12)$  130,961
                                         ========  ========  =========   =========    =========   ========  =========

See notes to condensed consolidated financial statements.



                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                           Nine Months Ended June 30,
                                                         -------------------------------
                                                             1998                1997
                                                           ---------           ---------
Cash flows from operating activities:
     Net  income                                         $     23,5$6    $      16,635
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                          4,636            4,006
          Amortization                                          3,578            3,392
          Increase in receivables, net                        (13,905)         (11,263)
          (Increase) decrease in other current assets            (256)           1,802
          Decrease in installment receivables                   1,377              318
          Increase in other assets                             (1,529)          (3,202)
          Increase (decrease) in accounts payable                 482           (1,349)
          Decrease in accrued employee compensation              (559)          (1,972)
          Increase in accrued liabilities                          92            2,431
          Increase in income tax liabilities                      172            3,535
          Increase in deferred revenue                          4,133            6,597
                                                           -----------     ------------

                Net cash provided by operating activities      21,737           20,930
                                                           -----------     ------------

Cash flows from investing activities:
     Purchases of property and equipment                       (6,007)          (4,918)
     Purchases of software and distribution rights             (2,368)          (4,312)
     Purchase of marketable securities                         (5,000)               -
     Acquisiton of businesses, net of cash acquired              (253)          (2,422)
     Additions to investment and notes receivable              (7,022)          (3,886)
     Proceeds from notes receivable repayments                    149            4,180
                                                           -----------     ------------

                Net cash used in investing activities         (20,501)         (11,358)
                                                           -----------     ------------

Cash flows from financing activities:
     Proceeds from issuance of Class A Common Stock               693              582
     Proceeds from sale and exercise of stock options           1,676            4,021
     Distribution to RVS owners                                     -           (3,306)
     Payments of long-term debt                                  (759)            (934)
     Payments on capital lease obligations                       (209)             (85)
                                                           -----------     ------------

                Net cash provided by financing activities       1,401              278
                                                           -----------     ------------

Effect of exchange rate fluctuations on cash                     (636)             (22)
                                                           -----------     ------------

Increase in cash and cash equivalents                           2,001            9,828

Cash and cash equivalents, beginning of period                 46,600           32,751
                                                           -----------     ------------

Cash and cash equivalents, end of period                 $     48,601    $      42,579
                                                           ===========     ============

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

The condensed consolidated financial statements at June 30, 1998 and for the three and nine months ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998.

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

In May 1997, the Company completed the acquisition of Regency Voice Systems, Inc. and related entities (RVS). Shareholders of RVS received 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's shares. The stock exchange was accounted for as a pooling of interests. The accompanying condensed consolidated financial statements for the three and nine months ended June 30, 1997 have been restated to reflect the results of operations of RVS.

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

In May 1998, the Company completed the acquisition of Edgeware, Inc. (Edgeware). Edgeware is a provider of customer specific marketing software and services to the retail industry. Under the terms of the agreement, owners of Edgeware received 143,436 shares of TSA Class A Common Stock in exchange for 100% of Edgeware's outstanding stock. The exchange was accounted for as a pooling of interests. Edgeware's results of operations prior to the acquisition were not material.

4.  Marketable Securities

In April 1998, the Company entered into a transaction with Nestor, Inc. (Nestor), whereby the Company acquired 2.5 million shares of Nestor's Common Stock for $5.0 million. In addition, the Company received warrants to purchase an additional 2.5 million shares at an exercise price of $3 per share. Nestor is a provider of neural-network solutions for financial, internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product. The Company has accounted for the investment in Nestor's Common Stock and warrants in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain investments in Debt and Equity Securities".

The   investment   in   marketable    securities   has   been   classified   as
available-for-sale and recorded at fair market value, which is estimated based on quoted market prices. Net unrealized holding gains and losses, net of the related tax effect, are reported as a separate component of stockholders' equity. Unrealized gains and losses are determined by specific identification.

5.  Investments and Notes Receivable

In January 1996, the Company entered into a transaction with Insession, Inc. (Insession) whereby the Company acquired a 6% minority interest in Insession for $1.5 million. In addition, the Company has extended Insession $6.6 million in promissory notes as of June 30, 1998. The promissory notes bear an interest rate of prime plus 0.25%, and are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $3.1 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

The Company has  extended a line of credit  facility  to U.S.  Processing,  Inc.
(USPI), a transaction processing business in which the Company has a 19.9% ownership interest. As of June 30, 1998, borrowings under the line of credit totaled $5.2 million.

5.  Subsequent Events

On August 7, 1998 the Company completed the acquisition of IntraNet, Inc. (IntraNet). IntraNet is a provider of electronic funds transfer and payment processing systems for financial institutions. Under the terms of the agreement, owners of IntraNet received 1,220,300 shares of TSA Class A Common Stock in exchange for 100% of IntraNet's outstanding stock. The exchange will be accounted for as a pooling of interests and accordingly the Company's consolidated financial statements to be issued in the future will be restated to reflect the results of operations of IntraNet for the periods presented prior to the date of acquisition.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:



                                                    Three Months Ended June 30,                  Nine Months Ended June 30,
                                               -----------------------------------------   ----------------------------------------
                                                    1998                  1997                  1998                 1997
                                               -----------------------------------------   ----------------------------------------
                                                          % of                   % of                 % of                  % of
                                                Amount   Revenue      Amount    Revenue     Amount   Revenue     Amount    Revenue
                                               -------- ---------    -------- ----------   -------  ---------   -------  ----------
      Revenues:
        Software license fees                $  40,610       58.8% $  31,186       56.5% $ 114,263      58.9% $  89,504       56.5%
        Maintenance fees                        12,504       18.1     10,746       19.5     36,089      18.6     31,031       19.6
        Services                                14,988       21.7     12,395       22.5     40,601      20.8     35,745       22.6
        Hardware, net                              997        1.4        881        1.5      3,404       1.7      2,218        1.3
                                               --------  ---------   --------   --------   --------   -------  --------    --------

             Total revenues                     69,099      100.0     55,208      100.0    194,357     100.0    158,498      100.0
                                               --------  ---------   --------   --------   --------   -------  --------    --------

      Expenses:
        Cost of software license fees:
           Software costs                        8,094       11.7      6,494       11.8     22,691      11.7     18,413       11.6
           Amortization of purchased software        0        0.0          0        0.0          0       0.0        801        0.5
        Cost of maintenance and services        15,724       22.8     13,038       23.6     43,402      22.3     38,055       24.0
        Research and development                 6,017        8.7      4,618        8.4     17,100       8.8     13,321        8.4
        Selling and marketing                   15,202       22.0     12,368       22.4     43,397      22.3     34,967       22.1
        General and administrative:
           General and administrative costs     10,780       15.6      8,814       16.0     30,677      15.8     25,882       16.3
           Amortization of goodwill and
             purchase intangibles                  347        0.6        210        0.4      1,076       0.6        664        0.4
                                               --------  ---------    -------  ---------   --------   -------  --------    --------

             Total  expenses                    56,164       81.3     45,542       82.5    158,343      81.5    132,103       83.3
                                               --------  ---------    -------  ---------   --------   -------  --------    --------

      Operating income                          12,935       18.7      9,666       17.5     36,014      18.5     26,395       16.7
                                               --------  ---------    -------  ---------   --------   -------  --------    --------

      Other income (expense):
        Interest income                            777        1.1        557        1.0      2,091       1.1      1,497        0.9
        Interest expense                           (46)      (0.1)       (55)      (0.1)      (144)     (0.1)      (136)      (0.1)
        Other                                     (204)      (0.2)       (38)      (0.1)      (258)     (0.1)      (582)      (0.3)
                                               --------  ---------    -------  ---------   --------   -------  --------    --------

             Total other                           527        0.8        464        0.8      1,689       0.9        779        0.5
                                               --------  ---------    -------  ---------   --------   -------  --------    --------

      Income before income taxes                13,462       19.5     10,130       18.3     37,703      19.4     27,174       17.1
      Provision for income taxes                (5,040)      (7.4)    (3,793)      (6.9)   (14,187)     (7.3)   (11,046)      (7.0)
                                               --------  ---------    -------  ---------   --------   -------  --------    --------

      Net income                              $  8,422         12%  $  6,337         12%  $ 23,516        12%  $ 16,128         10%
                                               ========  =========    =======  =========   ========   =======   =======    ========


Revenues
Total revenues for the third quarter of fiscal 1998 increased 25.2% or $13.9 million over the comparable period in fiscal 1997. Of this increase, $9.4 million of the growth resulted from a 30.2% increase in software license fee revenue, $2.6 million from a 20.9% increase in services revenue and $1.8 million from a 16.4% increase in maintenance fee revenue.

Total revenues for the first three quarters of fiscal 1998 increased 22.6% or $35.9 million over the comparable period in fiscal 1997. Of this increase, $24.8 million of the growth resulted from a 27.7% increase in software license fee revenue, $4.9 million from a 13.6% increase in services revenue and $5.1 million from a 16.3% increase in maintenance fee revenue.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 products and continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $11.5 million in the third quarter of fiscal 1998 compared to $8.6 million in the third quarter of fiscal 1997. MLF revenue was $31.9 million in the first three quarters of fiscal 1998 compared to $23.7 million in the first three quarters of fiscal 1997.

The growth in services revenue for both the third quarter and first three quarters of fiscal 1998 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

The increase in maintenance fee revenue for the third quarter and first three quarters of fiscal 1998 is a result of the continued growth of the installed base of the Company's BASE24 products.

During the third quarter of fiscal 1998, the Company finalized the terms of a market development funding (MDF) agreement with Tandem. The MDF agreement replaces the previous hardware commission agreement which expired in December 1997. Revenue from the MDF agreement is expected to approximate revenue the Company received under the hardware commission agreement.

Expenses
Total operating expenses for the third quarter of fiscal 1998 increased 23.3% or $10.6 million over the comparable period in fiscal 1997. Total operating expenses for the first three quarters of fiscal 1998 increased 19.9% or $26.2 million over the comparable period in fiscal 1997. The primary reason for the overall increase in operating expenses is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,508 at June 30, 1997 to 1,791 at June 30, 1998.

The Company's operating margin for the third quarter of fiscal 1998 was 18.7% as compared to 17.5% for the comparable period in fiscal 1997. Operating margin for the first three quarters of fiscal 1998 was 18.5% as compared to 16.7% for the first three quarters of fiscal 1997. These improvements are primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees) and the conclusion in December 1996 of the software amortization associated with the acquisition of Applied Communications, Inc.
(ACI) and Applied Communications Inc. Limited (ACIL) in December 1993.

The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) for the third quarter of fiscal 1998 was 65.5% as compared to 64.6% for the comparable period in fiscal 1997. The gross margin for the first three quarters of fiscal 1998 was 66.0% as compared to 64.4% for the first three quarters of fiscal 1997. The improvements are due to the conclusion of the software amortization associated with the acquisitions of ACI and ACIL and higher amounts of hardware and MLF revenue. Hardware revenue generates the highest gross margin as the generation of this revenue is incidental to the generation of software license fee and services revenue and has minimal incremental costs associated with it.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $11.8 million in the third quarter of fiscal 1997 to $15.9 million in the third quarter of fiscal 1998. EBITDA increased from $33.7 million in the first three quarters of fiscal 1997 to $44.2 million in the first three quarters of fiscal 1998. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

Income Taxes
The effective tax rates for the third quarter and first three quarters of fiscal 1998 were 37.4% and 37.6%, respectively. This compares to 39.1% for all of fiscal 1997. The change in the effective tax rates is principally the result of the amount of deferred tax assets recognized in the first three quarters of fiscal 1998 as compared to fiscal year 1997.

As of June 30, 1998, the Company has deferred tax assets of $15.6 million and deferred tax liabilities of $0.4 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $4.8 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $10.8 million as of June 30, 1998.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

Backlog
As of June 30, 1998 and 1997, the Company had non-recurring revenue backlog of $29.3 million and $24.4 million in software license fees, respectively, and $29.5 million and $16.6 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of June 30, 1998 and 1997, the Company had recurring revenue backlog of $108.7 million and $88.1 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

Liquidity and Capital Resources
As of June 30, 1998, the Company had working capital of $77.3 million which includes cash and cash equivalents and marketable securities of $53.6 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires on June 30, 1999.

During the nine months ended June 30, 1998, the Company's cash flow from operations amounted to $21.7 million and cash used in investing activities amounted to $20.5 million. Of the $20.5 million of cash used in investing activities, $2.1 million consisted of advances to Insession under promissory notes and $3.2 million consisted of advances to USPI under a line of credit.

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

In April 1998, the Company acquired 2.5 million shares of Nestor Common Stock for $5.0 million. The Company also received warrants to purchase an additionanl
2.5 million shares of Nestor Common Stock for an exercise price of $3 per share. In May 1998 the Company acquired 100% of Edgeware in exchange for 143,436 shares of the Company's Class A Common Stock. On August 7, 1998 the Company acquired 100% of IntraNet in exchange for 1,220,300 shares of the Company's Class A Common Stock.

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

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION



Item 5.  Other Information

          Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, if the Company does not receive advance notice of a stockholder proposal to be raised at its 1999 Annual Meeting in accordance with the requirements of the Company's By-laws, management may use its discretionary voting authority to vote management proxies on the stockholder proposal without any discussion of the matter in the proxy statement. The Company's By-laws provide that written notice of a stockholder proposal must be delivered to or mailed and received by the Secretary of the Company at the principal executive offices of the Company not less than 80 days prior to the meeting; provided, however, that in the event that the date of the meeting is not publicly announced by the Company by mail, press release or otherwise more than 90 days prior to the meeting, notice by the stockholder to be timely must be delivered to the Secretary of the Company not later than the close of business on the tenth day following the day on which such announcement of the date of the meeting was communicated to stockholders. The stockholder's notice must set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Compan's books, of the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. The Company's By-laws also provide that the chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting, and if he should so determine, any such business not properly brought before the meeting shall not be transacted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                27.00    Financial Data Schedule

         (b)  Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 12, 1998


                                      TRANSACTION SYSTEMS ARCHITECTS, INC
                                      (Registrant)


                                      /s/Dwight G. Hanson
                                      ------------------------------------
                                      Dwight G. Hanson
                                      Vice President of Finance
                                      (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
--------                   --------------------

27.00                      Financial Data Schedule