Form 10-K
period 1998-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1998-12-23
CIK 935036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

              / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM TO                        TO

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12[b] OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12[g] OF THE ACT:
                CLASS A COMMON STOCK, $.005 PAR VALUE PER SHARE
                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of December 22, 1998, there were outstanding 30,139,819 shares of the Company's Class A Common Stock, par value $.005, and 1,005,626 shares of the Company's Class B Common Stock, par value $.005. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the last sale price of $44 1/2 per share for the registrant's common stock as of such date) was $1,385,972,302.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 23, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                 1998 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
                                                        PART I

Item 1.     Business......................................................................................          3

Item 2.     Properties....................................................................................         11

Item 3.     Legal Proceedings.............................................................................         11

Item 4.     Submission of Matters to a Vote of Security Holders...........................................         12

                                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....................         12

Item 6.     Selected Financial Data.......................................................................         12

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........         14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................         24

Item 8.     Financial Statements and Supplementary Data...................................................         24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........         44

                                                       PART III

Item 10.    Directors and Executive Officers of the Registrant............................................         44

Item 11.    Executive Compensation........................................................................         44

Item 12.    Security Ownership of Certain Beneficial Owners and Management................................         44

Item 13.    Certain Relationships and Related Transactions................................................         44

                                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................         44

Signatures...........................................................................         47

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Transaction Systems Architects, Inc. ("TSA" or the "Company") develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. The Company's software products are used to process transactions involving automated teller machines (ATM), point-of-sale (POS) terminals, credit cards, debit cards, smart cards, checks, manned teller devices, remote banking, wire transfers and automated clearing house (ACH) functions. The Company's products and services assist customers in operating large, complex networks performing such functions as transaction authorization, transaction routing, debit and credit card management, transaction settlement and reporting.

    The Company is an international supplier of electronic payment software products and services, principally for financial institutions, retailers and third-party processors. At September 30, 1998, its customers include 101 of the largest 500 banks in the world, as measured by asset size. As of September 30, 1998, the Company had 2,073 customers in 70 countries on six continents. During fiscal years 1998, 1997 and 1996, approximately 54%, 53% and 48%, respectively, of the Company's total revenues resulted from international operations and approximately 68%, 68%, and 65%, respectively, of its revenues were derived from licensing the BASE24 family of products and providing related services and maintenance. BASE24 supports high volume, complex transaction processing and provides customers the flexibility to operate a wide range of terminals, switches and communications protocols. BASE24 operates in a fault-tolerant environment on Compaq's NonStop Himalaya servers.

    In addition to BASE24, the Company also markets the following software products:

    TRANS24 -- a complementary electronic payment software product line that operates on IBM mainframes and RISC/UNIX servers.

    WHOLESALE PAYMENTS SOFTWARE -- this category of products includes the Company's Money Transfer System (MTS), MoneyNet and CO-ach products. MTS and MoneyNet are wire transfer products. CO-ach is a system for initiating, controlling, settling and reporting Automative Clearing House (ACH) transactions.

    SYSTEMS SOLUTIONS PRODUCTS -- these are network monitoring, connectivity, database and middleware software products which provide network integration and systems migration solutions.

    INTERACTIVE VOICE RESPONSE SOFTWARE -- software products offered primarily to community banks in the US which allow customers to answer routine questions such as balance inquiry, last deposit, maturity dates, transaction history, interest information, payment dates and amounts via telephone inquiry or personal computers.

    WINPAY24 -- an electronic payment software product for retailers that operates on the Windows NT platform.

    The Company also provides specialized technical services and maintenance, principally in support of BASE24 and its other software products. Services and maintenance fees accounted for 42%, 44%, and 48% of the Company's revenues during fiscal years 1998, 1997 and 1996, respectively.

    The Company has completed several acquisitions during 1998, 1997 and 1996. The Company's acquisition strategy is focused primarily on two areas: (i) additional products to complement and enhance the Company's strategy of being the leading provider of electronic payments software for banks, retailers and other enterprises needing high-volume, reliable processing engines and (ii) geographic expansion into markets which have proven or have a high level of opportunity to embrace electronic payments.

    Significant acquisitions in fiscal 1998, 1997 and 1996 include the following:

M.R. GmbH................................................  October 1995
TXN Solution Integrators.................................  June 1996
Grapevine Systems, Inc...................................  September 1996
Open Systems Solutions, Inc..............................  October 1996
Regency Voice Systems, Inc...............................  May 1997
IntraNet, Inc............................................  August 1998
Professional Resources, Inc..............................  August 1998
Smart Card Integrators Ltd. (SCIL).......................  August 1998

    Also in November 1998, the Company acquired Media Integration BV ("MINT") and in December 1998 acquired US Processing, Inc.

    The acquisitions of SCIL and MINT reflect the Company's strategic decision to expand its smart card product expertise and product offerings. The SCIL and MINT products are used to issue and manage multi-functional applications on smart cards.

    The Company was formed in November, 1993 and is largely the successor to Applied Communications, Inc. ("ACI") and Applied Communications Inc. Limited ("ACIL"), which were acquired from Tandem Computers Incorporated ("Tandem") on December 31, 1993. On January 3, 1994, the Company acquired USSI, Inc. ("USSI").

THE ELECTRONIC PAYMENTS MARKET

    The electronic payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including ATM networks and retail merchant locations. The routing, control and settlement of electronic payments is a complex activity due to the large number of locations and variety of devices through which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, 7 days a week.

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

PRODUCTS AND RELATED SERVICES

    The following table summarizes revenues by product (in thousands):

                                                           TWELVE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------
                                                            1998         1997         1996
                                                         -----------  -----------  -----------
BASE24.................................................      194,109      159,906      119,898
System Solutions Products..............................       35,336       24,259       25,585
Wholesale Products.....................................       30,592       32,533       25,243
TRANS24................................................       14,573        9,699        5,926
IVR Products...........................................       11,535        9,851        6,584
WINPAY24...............................................        3,616        2,285           --
                                                         -----------  -----------  -----------
                                                         $   289,761  $   238,533  $   183,236
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The amounts in the above table include products and related services, including maintenance fees.

  ELECTRONIC PAYMENTS SOFTWARE

    The Company has three primary electronic payments software product lines, BASE24, TRANS24 and WINPAY24.

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

    The BASE24 product line runs exclusively on Compaq's NonStop Himalaya servers. The NonStop Himalaya parallel-processing environment offers fault-tolerance, linear expandability and distributed processing. The combination of features offered by BASE24 and NonStop Himalaya are important characteristics in high volume, 24-hour per day electronic payment systems. The Company believes that the NonStop Himalaya platform will continue to be a widely accepted platform for transaction processing in the electronic payments market. There can be no assurance that the NonStop Himalaya servers will continue to be a widely accepted platform for this market.

    TRANS24. TRANS24 is a family of products, marketed principally in the banking industry, that runs on a variety of hardware platforms, including IBM mainframes, and RISC/UNIX servers. The TRANS24 electronic payment products support online processing of transactions in ATM or POS environments. These products have traditionally been marketed to smaller institutions, and in certain international markets where Compaq has limited market share. The TRANS24-Card Manager and Settlement Manager products are also marketed to customers with BASE24, as they can be interfaced to BASE24 and represent value-added services necessary to operate an electronic payments solution effectively.

    WINPAY24. WINPAY24 is an electronic payment and authorization system that facilitates a broad range of applications for retailers. These applications include debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The WINPAY24 products operate on the Windows NT platform.

  SYSTEMS SOLUTIONS PRODUCTS

    The Company markets systems software which involves a set of software tools that facilitate network monitoring, connectivity, management and integration. The Company has arranged with Insession, Inc. to distribute and support its System Network Architecture (SNA) connectivity tool, known as ICE, which facilitates connectivity between Compaq and IBM computers. The Company has also developed NET24, a message-oriented middleware product that acts as the layer of software which manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects.

  WHOLESALE PAYMENTS SOFTWARE

    The Company has three primary wholesale payments software products: (i) Money Transfer System (MTS), (ii) CO-ach and (iii) MoneyNet. MTS and MoneyNet are systems for generating, authorizing, routing, settling and controlling wire transfer transactions in a secure, fault-tolerant environment. MTS communicates over proprietary networks using a variety of messaging formats, including CHIPS, S.W.I.F.T., Telex, FedWire and Fed Book Entry Securities. MoneyNet is primarily used domestically and is focused on the FedWire market. MTS operates on Digital's VAX VMS operating system and the IBM RS/6000 platform. MoneyNet operates exclusively on Compaq's NonStop Himalaya servers. CO-ach is a system for initiating, controlling, settling and reporting ACH transactions. ACH transactions are electronic payments that replace traditional paper checks. CO-ach is targeted at large ACH originators with high transaction volumes. In addition to large domestic ACH originators, the Company is marketing CO-ach to international markets, where standards similar to those in the U.S. for automated check clearing are emerging. CO-ach operates exclusively on Compaq's NonStop Himalaya.

  INTERACTIVE VOICE RESPONSE SOFTWARE

    The Company markets an interactive voice response (IVR) software product which allows banks to offer their customers answers to routine questions such as balance inquiry, last deposit, maturity dates, transaction history, interest information, payment dates and amounts via telephone or personal computer inquiry. The IVR software product is targeted at small to mid-sized community banks and runs on personal computers.

  SERVICES

    The following table summarizes services revenue (in thousands):

                                                              TWELVE MONTHS ENDED SEPTEMBER
                                                                           30,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Technical Services.........................................  $  39,421  $  32,981  $  28,869
Project Management.........................................     20,617     16,980     15,253
Facilities Management......................................      5,906      5,465      2,800
                                                             ---------  ---------  ---------
                                                             $  65,944  $  55,426  $  46,922
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Percentage of Total Revenues...............................       22.8%      23.2%      25.6%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    TECHNICAL SERVICES. The majority of the Company's technical services are provided to customers who have licensed one or more of the Company's software products. Services offered by the Company include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are priced on a weekly basis according to the level of technical expertise required and the duration of the project.

    PROJECT MANAGEMENT. The Company offers a Project Management and Implementation Plan ("PMIP") which provides customers using the Company's software products with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. The Company offers additional services, if required, on a fee basis. PMIPs are offered for a fee which varies based on the level and quantity of included support services.

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

CUSTOMER SUPPORT

    The Company offers its customers both a general maintenance plan and an extended service option, called the Enhanced Support Program ("ESP"). Maintenance fees, including ESP, were $57.1 million, $48.7 million and $41.5 million, or 19.7%. 20.4% and 22.6% of total revenues, during fiscal years 1998, 1997 and 1996, respectively.

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

    - Customer account management support

    - Vendor-required mandates and updates

    - Product documentation

    - Hardware operating system compatibility

    - User group membership

    The Company provides new releases of its products on a periodic basis. New releases of the product which often contain product enhancements, are typically included at no additional fee. The Company's agreements with its customers permit the Company to charge for substantial product enhancements which are not provided as part of the maintenance agreement. The Company determines on a case-by-case basis for which of these enhancements it will charge an additional fee.

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

    - Answer questions and resolve problems related to RPQ code

    - Maintain a detailed RPQ history

    - Monitor customer problems on HELP24 hotline database on a priority basis

    - Supply on-site support, available upon demand

    - Perform an annual system review

CUSTOMERS

    The Company's typical BASE24 customers are large financial institutions, retailers or third-party processors operating large, geographically-distributed electronic payment networks capable of capturing large volumes of transactions through many types of devices and accessing a variety of switches. At September 30, 1998, the Company's customer base includes 101 of the largest 500 banks in the world. The Company's IVR product customers are typically small to midsize banks located primarily in the Americas region and totaled approximately 1,200 at September 30, 1998.

    The following table illustrates the distribution of the Company's customers by geographic region and industry segment as of September 30, 1998:

                                 FINANCIAL      PROCESSORS/                   COMPUTER HARDWARE
GEOGRAPHIC REGION              INSTITUTIONS      NETWORKS        RETAILERS      AND SOFTWARE        MANUFACTURING        OTHER
-----------------------------  -------------  ---------------  -------------  -----------------  -------------------  -----------
Americas.....................        1,465              64              62               27                   6               93
Europe, Middle East and
 Africa (EMEA)...............          116              28              18               22                  35               36
Asia/Pacific.................           74              13               2               --                   2               10
                                                                        --               --                  --
                                     -----             ---                                                                   ---
    Total....................        1,655             105              82               49                  43              139
                                                                        --               --                  --
                                                                        --               --                  --
                                     -----             ---                                                                   ---
                                     -----             ---                                                                   ---


GEOGRAPHIC REGION                TOTAL
-----------------------------  ---------
Americas.....................      1,717
Europe, Middle East and
 Africa (EMEA)...............        255
Asia/Pacific.................        101

                               ---------
    Total....................      2,073

                               ---------
                               ---------

SALES AND MARKETING

    The Company's primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is uneconomical to have a direct sales staff. As of September 30, 1998 the Company employed 159 people in direct sales, and had arrangements with 24 distributors and sales agents. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

    The Company's primary sales offices are located in Bahrain, Boston, Dallas, Johannesburg, London, Melbourne, Mexico City, Naples, Omaha, Oslo, Sao Paulo, Singapore, Wiesbaden, Tokyo and Toronto. The offices are responsible for direct and distributor or sales agent-facilitated sales for designated regions.

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

    In developing new products, the Company works closely with industry leaders to determine requirements. The Company works with device manufacturers, such as NCR and Diebold, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as VISA and MasterCard, to ensure compliance with new regulations or processing mandates. The Company works with platform vendors, such as Compaq and IBM, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

    The Company's research and development staff consisted of 392 employees as of September 30, 1998. The Company's total research and development expenses, excluding capitalized software development costs were $25.4 million, $19.5 million and $15.9 million during fiscal years 1998, 1997 and 1996, or 8.8%, 8.2% and 8.7% of total revenues, respectively.

BACKLOG

    As of September 30, 1998, the Company had non-recurring revenue backlog of $30.2 million in software license fees and $35.6 million in services. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period. As of September 30, 1997 and 1996, the Company had non-recurring revenue backlog of $27.7 million and $20.4 million, respectively, in software license fees and $19.2 million and $13.6 million, respectively, in services.

    As of September 30, 1998, the Company had recurring revenue backlog of $119.4 million. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues. As of September 30, 1997 and 1996, the Company had $94.5 million and $71.0 million, respectively, of recurring revenue backlog.

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

EMPLOYEES

    As of September 30, 1998 the Company had a total of 2,054 employees of whom 277 were engaged in administration, 358 in sales and marketing, 698 in software development and 721 in customer support. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates primarily in one industry segment, which includes the development, marketing and support of software products and services primarily focused on facilitating electronic payments and electronic commerce. See Note 11 to the Company's Consolidated Financial Statements for information relating to geographic regions.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                  AGE                                      POSITION
--------------------------------      ---      -------------------------------------------------------------------------
William E. Fisher...............          52   Chief Executive Officer, President and Director
David C. Russell................          50   Chief Operating Officer and Director
Gregory J. Duman................          43   Chief Financial Officer and Treasurer
David P. Stokes.................          42   General Counsel and Secretary
Dwight G. Hanson................          40   Chief Accounting Officer
Edward H. Mangold...............          53   Senior Vice President -- Americas Region
Mark R. Vipond..................          39   Senior Vice President -- Consumer Banking
Don McLarty.....................          51   Vice President -- Asia/Pacific Region
Stephen J. Royer................          40   Vice President -- System Solutions
Jon D. Parr.....................          41   Vice President -- EMEA Region
Stephen M. Bailey...............          42   Vice President -- Corporate Banking
Marlin R. Howley................          42   Vice President -- Retail Solutions
Anthony J. Parkinson............          46   Vice President -- System Solutions Sales

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

    Mr. Russell was appointed Chief Operating Officer of TSA in 1998. He joined ACI in 1989 serving as Vice President of Strategic Planning, later serving as Vice President of Customer Support, Senior Vice President of Software and Services, Senior Vice President of the EFT Product Company and President of ACI. From 1984 to 1989, he held various operations and planning positions at FDR.

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

    Mr. Hanson joined ACI in 1991 as Corporate Controller. He was appointed Vice President of Finance in 1997. From 1981 to 1991, Mr. Hanson worked for Coopers & Lybrand as a Certified Public Accountant.

    Mr. Mangold joined ACI in 1987 and served in sales management positions prior to his appointment in 1990 as Senior Vice President of the Americas Region. From 1968 to 1987, he held various sales and management positions at Unisys, Inc.

    Mr. Vipond joined ACI in 1985, and served in various capacities, including National Sales Manager of ACI Canada and Vice President of the Emerging Technologies and Network Systems Divisions prior to his appointment in 1996 as President of USSI. In 1998, he was named Senior Vice President of Consumer Banking. Prior to joining ACI, he was a Systems Engineer at IBM.

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

    Mr. Royer joined Grapevine in 1988 as Director of Sales and was named President in 1991. He became Vice President of TSA in 1996 and Vice President of Systems Solutions in 1998. Prior to joining Grapevine, he held sales management positions at Software Alliance, ACI and IBM.

    Mr. Parr joined ACI in 1987 and served in various Sales and Sales Management positions including Vice President of U.S. EFT sales. He was appointed to Managing Director ACIL and Vice President EMEA region in August 1998. Prior to joining ACI, Mr. Parr held various Sales and Marketing positions at Borroughs, Docutel and REI. Mr. Parr is based in London.

    Mr. Bailey is Vice President of Corporate Banking of TSA and President and Chief Executive Officer of IntraNet, Inc. Since joining ACI in 1994, he has served as Managing Director of ACI's Pacific operations in Melbourne, Australia. From 1986 to 1993, he held various sales and management positions at Tandem Computers.

    Mr. Howley joined ACI in 1981 and held various positions in software development. From 1984 through 1995 he served in various sales and marketing capacities. In 1995 Mr. Howley became Vice President of Marketing in the Americas Region which he held until he was named Vice President of Retail Solutions in 1998.

    Mr. Parkinson joined ACI in 1984 and has held several positions including Director of Sales and Marketing, Europe and Middle East, and as Vice President of Emerging Technologies and Network Systems. In 1998, he was named Vice President of System Solutions Sales. Prior to Mr. Parkinson joining ACI, he held the position of Vice President, Electronic Commerce Division with Bank of America, in Chicago and San Francisco.

ITEM 2.  PROPERTIES

    The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2002 through 2008, with the principal lease terminating in fiscal 2008.

    The Company's EMEA headquarters are located in Watford, England. The leases for these facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009. The Company's Asia/ Pacific headquarters are located in Singapore with other principal offices in Japan and Australia. The Singapore lease terminates in fiscal 2001, the Australia and Japan leases terminate in fiscal 2000. The Company also leases office space in numerous locations in the United States and in many other countries.

    The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 8 to the Company's Consolidated Financial Statements for additional information regarding the Company's obligations under its facilities leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

1998                                         HIGH          LOW
----------------------------------------  -----------  -----------
First quarter...........................  $      441/2 $      365/8
Second quarter..........................         431/2        345/8
Third quarter...........................         43           371/8
Fourth quarter..........................         397/8        323/4


1997
----------------------------------------
First quarter...........................  $      451/4 $      321/2
Second quarter..........................         341/2        243/8
Third quarter...........................         43           231/4
Fourth quarter..........................         405/8        321/2

    On December 22, 1998, the last sale price of the Company's Class A Common Stock as reported by NASDAQ/NMS was $44 1/2 per share. There were 389 holders of record of the Company's Common Stock as of December 22, 1998.

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

                                                                                      COMPANY(2)
                                                           -----------------------------------------------------------------
                                                             YEAR ENDED       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997             1996             1995
                                                           --------------   --------------   --------------   --------------
REVENUES:
  Software license fees..................................     $162,131         $128,330         $89,075          $59,699
  Maintenance fees.......................................       57,077          48,714           41,500           29,592
  Services...............................................       65,944          55,426           46,922           27,558
  Hardware, net..........................................        4,609           6,063            5,739            4,554
                                                           --------------   --------------   --------------   --------------
    Total revenues.......................................      289,761         238,533          183,236          121,403
                                                           --------------   --------------   --------------   --------------
Expenses:
  Cost of software license fees:
    Software costs.......................................       34,346          27,876           22,494           13,282
    Amortization of purchased software(4)................           --             801            3,143            3,165
    Purchased contracts in progress(4)...................           --              --               --            2,956
  Cost of maintenance and services.......................       65,607          56,404           46,179           28,918
  Research and development:
    Research and development costs.......................       25,365          19,508           15,883           12,680
    Charge for purchased research and development(4).....           --              --               --               --
  Selling and marketing..................................       62,013          50,168           36,749           30,608
  General and administrative:
    General and administrative costs.....................       50,007          44,149           34,864           19,597
    Amortization of goodwill and purchased intangibles...        1,435           1,008              656              344
                                                           --------------   --------------   --------------   --------------
      Total expenses.....................................      238,773         199,914          159,968          111,550
                                                           --------------   --------------   --------------   --------------
Operating income (loss)..................................       50,988          38,619           23,268            9,853
                                                           --------------   --------------   --------------   --------------
Other income (expense):
  Interest income........................................        3,204           2,291            2,024            1,084
  Interest expense.......................................         (242)           (178)            (233)          (1,751)
  Transaction related expenses...........................       (2,512)             --               --               --
  Other income (expense).................................         (203)           (652)            (561)              12
                                                           --------------   --------------   --------------   --------------
    Total other..........................................          247           1,461            1,230             (655)
                                                           --------------   --------------   --------------   --------------
Income (loss) before income taxes........................       51,235          40,080           24,498            9,198
Benefit (provision) for income taxes.....................      (19,476)        (14,325)          (9,296)          (2,145)
                                                           --------------   --------------   --------------   --------------
Net income (loss) before extraordinary loss..............       31,759          25,755           15,202            7,053
Extraordinary loss related to early retirement of
 debt(4).................................................           --              --               --           (2,750)
                                                           --------------   --------------   --------------   --------------
Net income (loss)........................................     $ 31,759         $25,755          $15,202          $ 4,303
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
Pro forma net income(1)..................................     $ 31,126         $24,405          $14,286          $ 4,060
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
Earnings Per Share Data(6):
  Basic:
    Before extraordinary loss............................     $   1.05         $  0.84          $  0.50          $  0.27
    Extraordinary loss...................................     $   0.00         $  0.00          $  0.00          $ (0.11)
                                                           --------------   --------------   --------------   --------------
    Net income...........................................     $   1.05         $  0.84          $  0.50          $  0.16
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
    Average shares outstanding...........................       29,558          29,089           28,526           24,866
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
  Diluted:
    Before extraordinary loss............................     $   1.02         $  0.81          $  0.48          $  0.27
    Extraordinary loss...................................     $   0.00         $  0.00          $  0.00          $ (0.11)
                                                           --------------   --------------   --------------   --------------
    Net income...........................................     $   1.02         $  0.81          $  0.48          $  0.16
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
    Average shares outstanding...........................       30,453          29,967           29,852           24,866
                                                           --------------   --------------   --------------   --------------
                                                           --------------   --------------   --------------   --------------
BALANCE SHEET DATA:
  Working capital........................................     $ 85,293         $62,914          $43,268          $38,153
  Total assets...........................................     $221,402         $176,891         $134,988         $103,586
  Long-term obligations..................................     $  1,915         $ 2,379          $ 1,687          $   357
  Stockholders' equity (deficit).........................     $143,546         $109,346         $80,298          $60,402

                                                                            PREDECESSORS(1)
                                                                            --------------
                                                            NINE MONTHS      THREE MONTHS
                                                               ENDED            ENDED
                                                           SEPTEMBER 30,     DECEMBER 31,
                                                              1994(3)            1993
                                                           --------------   --------------
REVENUES:
  Software license fees..................................     $36,992          $ 7,956
  Maintenance fees.......................................      18,626            5,392
  Services...............................................      18,117            4,353
  Hardware, net..........................................       3,702            1,129
                                                           --------------   --------------
    Total revenues.......................................      77,437           18,830
                                                           --------------   --------------
Expenses:
  Cost of software license fees:
    Software costs.......................................       7,533            2,713
    Amortization of purchased software(4)................       2,342            1,034
    Purchased contracts in progress(4)...................      12,398               --
  Cost of maintenance and services.......................      19,369            5,164
  Research and development:
    Research and development costs.......................       8,587            1,704
    Charge for purchased research and development(4).....      22,712               --
  Selling and marketing..................................      18,677            4,359
  General and administrative:
    General and administrative costs.....................      13,658            3,946
    Amortization of goodwill and purchased intangibles...         834              816
                                                           --------------   --------------
      Total expenses.....................................     106,110           19,736
                                                           --------------   --------------
Operating income (loss)..................................     (28,673)            (906)
                                                           --------------   --------------
Other income (expense):
  Interest income........................................         416               91
  Interest expense.......................................      (3,058)             (34)
  Transaction related expenses...........................          --               --
  Other income (expense).................................         172               --
                                                           --------------   --------------
    Total other..........................................      (2,470)              57
                                                           --------------   --------------
Income (loss) before income taxes........................     (31,143)            (849)
Benefit (provision) for income taxes.....................      (2,164)            (802)
                                                           --------------   --------------
Net income (loss) before extraordinary loss..............     (33,307)          (1,651)
Extraordinary loss related to early retirement of
 debt(4).................................................          --               --
                                                           --------------   --------------
Net income (loss)........................................     $(33,307)        $(1,651)
                                                           --------------   --------------
                                                           --------------   --------------
Pro forma net income(1)..................................     $(33,307)
                                                           --------------
                                                           --------------
Earnings Per Share Data(6):
  Basic:
    Before extraordinary loss............................     $ (1.50)
    Extraordinary loss...................................     $  0.00
                                                           --------------
    Net income...........................................     $ (1.50)
                                                           --------------
                                                           --------------
    Average shares outstanding...........................      22,203
                                                           --------------
                                                           --------------
  Diluted:
    Before extraordinary loss............................     $ (1.50)
    Extraordinary loss...................................     $  0.00
                                                           --------------
    Net income...........................................     $ (1.50)
                                                           --------------
                                                           --------------
    Average shares outstanding...........................      22,203
                                                           --------------
                                                           --------------
BALANCE SHEET DATA:
  Working capital........................................     $ 2,037          $ 6,861
  Total assets...........................................     $61,382          $47,861
  Long-term obligations..................................     $22,801          $   601
  Stockholders' equity (deficit).........................     $(31,406)        $28,940

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

(5) Pro forma net income (loss) and net income (loss) per share reflects pro forma tax provisions for RVS and IntraNet for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods. Prior to the stock exchange transaction, RVS and Intranet were taxed primarily as a partnership and as a S corporation and, accordingly, taxable income was included in the personal tax of RVS and Intranet owners who were responsible for the payment of tax thereof.

(6) Net income per share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was formed on November 2, 1993 for the purpose of acquiring all of the outstanding capital stock of ACI and ACIL from Tandem. ACI and ACIL were acquired on December 31, 1993. On January 3, 1994, the Company acquired all of the outstanding common stock of USSI, Inc., ("USSI"). The acquisitions of ACI, ACIL and USSI are hereafter referred to as the "Acquisitions." As a result of the Acquisitions, the Company incurred certain one-time or acquisition related expenses in fiscal 1997 and 1996. These acquisition related charges included, among others, purchased software and goodwill amortization. These expenses are hereafter referred to as the "Acquisition Charges".

    The Company provides electronic payments software and related services. During fiscal 1998, 1997 and 1996, 54%, 53% and 48%, respectively, of total revenues resulted from international operations. The Company derived approximately 68%, 68% and 65%, respectively, of its revenues for those same periods from licensing its BASE24 family of software products and providing related services and maintenance. Although the Company believes that the majority of its revenues will continue to come from its existing BASE24 products over the next several years, the Company has acquired and developed and is currently developing other software products and related services. These products are in the areas of network connectivity, middleware, internet and remote banking, wire transfer, ACH and IVR.

    The following table summarizes revenues by geographic region:

                                                           TWELVE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------
                                                            1998         1997         1996
                                                         -----------  -----------  -----------
(IN THOUSANDS)
Americas...............................................  $   174,069  $   145,825  $   114,513
EMEA...................................................       87,492       64,792       47,267
Asia/Pacific...........................................       28,200       27,916       21,456
                                                         -----------  -----------  -----------
  Total revenues.......................................  $   289,761  $   238,533  $   183,236
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    See Note 11 to the Company's Consolidated Financial Statements for additional information relating to geographic regions.

    ACQUISITIONS. The Company has completed several acquisitions during fiscal 1998, 1997 and 1996. The Company's acquisition strategy is focused primarily on two areas: (i) additional products to complement and enhance the Company's strategy of being the leading provider of electronic payments software for banks, retailers and other enterprises needing high-volume, reliable processing engines and (ii) geographic expansion into markets which have proven or have a high level of opportunity to embrace electronic payments. Significant acquisitions in fiscal 1998, 1997 and 1996 include the following:

                                      ACQUIREE                                              DATE ACQUIRED
------------------------------------------------------------------------------------  --------------------------
M.R. GmbH                                                                             October 1995
TXN Solution Integrators                                                              June 1996
Grapevine Systems, Inc.                                                               September 1996
Open Systems Solutions, Inc.                                                          October 1996
Regency Voice Systems, Inc.                                                           May 1997
IntraNet, Inc.                                                                        August 1998
Professional Resources, Inc.                                                          August 1998
Smart Card Integrators Ltd                                                            August 1998

    All of the above acquisitions were acquired using the pooling of interests method of accounting except for M.R. GmbH and TXN Solutions Integrators which were accounted for under the purchase method of accounting. The Company's financial statements have been restated for all periods presented to include the results of the material entities acquired using the pooling of interests method of accounting

    PRODUCT PRICING. The Company's primary pricing method is transaction sensitive whereby products are priced based upon the number of transactions processed by the customer. Under this method, customers pay an Initial License Fee (ILF) and a Monthly License Fee (MLF) which allows the customer to process a contractually predetermined maximum volume of transactions per month. Once transaction volume exceeds this maximum volume level, the customer is required to pay a Capacity License Fee (CLF) and a Capacity Monthly License Fee (CMLF). There is a separate CLF and CMLF for each incremental volume level.

    In addition to the transaction sensitive method, the Company also offers a hardware specific pricing method whereby the product is priced on a per copy basis and tiered to recognize different performance levels of the processing hardware. Under this method, customers pay an ILF and MLF for each copy of the software they have licensed.

    Substantially all ILF (including CLF) revenue is recognized when the software is delivered and MLF (including CMLF) revenue is recognized on a monthly basis. MLF revenue amounted to $43.7 million, $32.4 million and $22.0 million, in fiscal 1998, 1997 and 1996, respectively. ILF revenue, including software modification fees, amounted to $118.4 million, $95.9 million and $67.1 million, in fiscal 1998, 1997 and 1996, respectively.

    HARDWARE REVENUES. The Company had a software house agreement with Compaq whereby Compaq paid commissions to the Company when the Company demonstrated that a customer's purchase of its software resulted in that customer's purchase of hardware from Compaq. The commissions were determined as a percentage of Compaq's related hardware revenue. Commissions from Compaq amounted to $3.4 million, and $4.4 million in fiscal 1997 and 1996 respectively. This agreement expired on December 31, 1997. On January 1, 1998, the Company entered into a market development funding (MDF) agreement with Compaq whereby Compaq provides the Company with funds to be used for marketing efforts to promote the Company's BASE24 and Compaq's NonStop Himalaya product lines. The MDF agreement replaced the previous software house fee agreement. Revenue from the software house and MDF agreement in fiscal year 1998 amounted to $4.3 million.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------
                                                          1998                    1997                    1996
                                                 ----------------------  ----------------------  ----------------------
                                                               % OF                    % OF                    % OF
            (DOLLARS IN THOUSANDS)                AMOUNT      REVENUE     AMOUNT      REVENUE     AMOUNT      REVENUE
                                                 ---------  -----------  ---------  -----------  ---------  -----------
Revenues:
  Software license fees........................  $ 162,131        56.0%  $ 128,330        53.8%     89,075        48.6%
  Maintenance fees.............................     57,077        19.7      48,714        20.4      41,500        22.6
  Services.....................................     65,944        22.8      55,426        23.2      46,922        25.6
  Hardware, net................................      4,609         1.6       6,063         2.5       5,739         3.1
                                                 ---------       -----   ---------       -----   ---------       -----
    Total revenues.............................    289,761       100.0     238,533       100.0     183,236       100.0
                                                 ---------       -----   ---------       -----   ---------       -----
Expenses:
  Cost of software license fees:
    Software costs                                  34,346        11.9      27,876        11.7      22,494        12.3
    Amortization of purchased software                  --         0.0         801         0.3       3,143         1.7
  Cost of maintenance and services.............     65,607        22.6      56,404        23.6      46,179        25.2
  Research and development.....................     25,365         8.8      19,508         8.2      15,883         8.7
  Selling and marketing........................     62,013        21.4      50,168        21.0      36,749        20.1
  General and administrative:
    General and administrative costs...........     50,007        17.3      44,149        18.5      34,864        19.0
    Amortization of goodwill and purchased
      intangibles..............................      1,435         0.5       1,008         0.4         656         0.4
                                                 ---------       -----   ---------       -----   ---------       -----
    Total expenses.............................    238,773        82.4     199,914        83.8     159,968        87.3
                                                 ---------       -----   ---------       -----   ---------       -----
Operating income...............................     50,988        17.6      38,619        16.2      23,268        12.7
                                                 ---------       -----   ---------       -----   ---------       -----
Other income (expense):
  Interest income..............................      3,204         1.1       2,291         1.0       2,024         1.1
  Interest expense.............................       (242)       (0.1)       (178)       (0.1)       (233)       (0.1)
  Transaction related expenses.................     (2,512)       (0.9)         --         0.0          --         0.0
  Other........................................       (203)       (0.1)       (652)       (0.3)       (561)       (0.3)
                                                 ---------       -----   ---------       -----   ---------       -----
    Total other................................        247         0.1       1,461         0.6       1,230         0.7
                                                 ---------       -----   ---------       -----   ---------       -----
Income before income taxes.....................     51,235        17.7      40,080        16.8      24,498        13.4
Provision for income taxes.....................    (19,476)       (6.7)    (14,325)       (6.0)     (9,296)       (5.1)
                                                 ---------       -----   ---------       -----   ---------       -----
Net income.....................................  $  31,759        11.0%  $  25,755        10.8%  $  15,202         8.3%
                                                 ---------       -----   ---------       -----   ---------       -----
                                                 ---------       -----   ---------       -----   ---------       -----
Unaudited pro forma net income (1).............  $  31,126        10.7%  $  24,405        10.2%  $  14,286         7.8%
                                                 ---------       -----   ---------       -----   ---------       -----
                                                 ---------       -----   ---------       -----   ---------       -----

------------------------------
(1) Pro forma net income reflects pro forma tax provisions for RVS and IntraNet for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods. Prior to the stock exchange transactions, RVS and IntraNet were taxed primarily as a partnership and as a S corporation and, accordingly, taxable income was included in the personal tax of their owners who were responsible for the payment of tax thereof.

    REVENUES. Total revenues for fiscal 1998 increased 21.5% or $51.2 million over fiscal 1997. Of this increase, $33.8 million of the growth resulted from a 26.3% increase in software license fee revenue, $10.5 million from a 19.0% increase in services revenue and $8.3 million from a 17.2% increase in maintenance fee revenue.

    Total revenues for fiscal 1997 increased 30.2% or $55.3 million over fiscal 1996. Of this increase, $39.3 million of the growth resulted from a 44.1% increase in software license fee revenue, $8.5 million from a 18.1% increase in services revenue and $7.2 million from a 17.4% from increase in maintenance fee revenue.

    The growth in software license fee revenue in both fiscal 1998 and 1997 is primarily the result of increased demand, from both existing and new customers, for the Company's BASE24 products and a continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $43.7 million, $32.4 million and $22.0 million in fiscal 1998, 1997 and 1996, respectively.

    The growth in service revenue in both fiscal 1998 and 1997 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

    The increase in maintenance fee revenue in both fiscal 1998 and 1997 is a result of the continued growth of the installed base of the Company's software products.

    EXPENSES. Total operating expenses for fiscal 1998 increased 19.4% or $38.9 million over fiscal 1997. Total operating expenses for fiscal 1997 increased 25.0% or $39.9 million over fiscal 1996. The primary reason for the overall increase in operating expenses during fiscal 1998 and 1997 is the increase in staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) was 2,054, 1,684 and 1,230 at September 30, 1998, 1997 and 1996, respectively.

    The Company's operating margin (excluding the Acquisition charges of $0.9 million and $3.3 million for fiscal 1997 and 1996, respectively) was 17.6%, 16.5% and 14.5% in fiscal 1998, 1997 and 1996, respectively. These improvements are primarily due to increased demand for the Company's products and the impact of the growth in the Company's MLF revenues.

    The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) was 65.5%, 64.7% and 62.5% in fiscal 1998, 1997 and 1996, respectively. The increase in gross margin is primarily due to the impact of additional MLF revenue.

    Research and development (R&D) costs as a percentage of total revenues were 8.8%, 8.2% and 8.7% in fiscal 1998, 1997 and 1996, respectively. The majority of R&D costs have been charged to expense as incurred with the capitalization of software costs amounting to approximately $1.0 million per year. The Company expects R&D costs to remain relatively constant as a percentage of revenues.

    Selling and marketing costs as a percentage of total revenues were 21.4%, 21.0% and 20.1% in fiscal 1998, 1997 and 1996, respectively. The slight increase in fiscal 1998 is the result of higher levels of new license fee orders received in fiscal 1998.

    General and administrative (G & A) costs as a percentage of total revenues were 17.3%, 18.5% and 19.0% in fiscal 1998, 1997 and 1996. The decrease is due primarily to increased leverage from the larger revenue base in relation to the level of G & A expenses being incurred.

    EBITDA. The Company's earnings before interest, income taxes, depreciation and amortization (EBITDA) was $62.1 million, $48.4 million and $33.2 million for fiscal 1998, 1997 and 1996, respectively. These increases are attributable to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

    OTHER INCOME AND EXPENSE. Other income and expense consists primarily of interest income derived from short-term investments and interest expense on indebtedness. The growth in interest income is due to the increase in cash and cash equivalents.

    TRANSACTION RELATED EXPENSES. Transaction related expenses include legal, accounting, investment banking fees and other non-recurring expenses associated with the acquisitions accounted for as poolings of interest. During 1998, the Company incurred $2.5 million of these expenses to complete the acquisition of IntraNet, SCIL and PRI.

    INCOME TAXES. The Company had a pro forma effective tax rate of 39.3% for fiscal 1998 as compared to 39.1% for fiscal 1997.

    As of September 30, 1998, the Company has deferred tax assets of approximately $16.6 million and deferred tax liabilities of $0.3 million. Each year, the Company evaluates its historical operating results as well as its projections to determine the realizability of the deferred tax assets. This analysis indicated that $4.9 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $11.7 million as of September 30, 1998.

    The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

BACKLOG

    As of September 30, 1998 and 1997, the Company had non-recurring revenue backlog of $30.2 million and $27.7 million in software license fees and $35.6 million and $19.2 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

    As of September 30, 1998 and 1997, the Company had recurring revenue backlog of $119.4 million and $94.5 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues.

YEAR 2000

    Year 2000 problems may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the upcoming century change in the Year 2000. In addition, the Year 2000 is a special-case leap year. And some programs may drop February 29th from their internal calendars. Likewise, other dates may present problems because of the way the digits are interpreted. Because the Company's business is based on the licensing of applications software, the Company's business would be adversely impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations.

    PROJECT DEFINITION. In 1996 the Company initiated a company wide program to analyze three specific categories of systems (1) software developed by the Company which is licensed to customers (2) IT systems utilized by the Company consisting of applications developed in-house and purchased from third party suppliers and (3) non-IT systems and embedded technology which are integral components of the infrastructure of the Company.

    The Company adopted a methodology for its licensed software into four distinct categories (1) preparation (2) analysis and remediation (3) testing and
(4) delivery. The Company developed tools during the preparation phase of the project which were utilized during the analysis and testing and subsequently made available to its customers at no charge. The Company believes that its remediation efforts with respect to its licensed products will prove to be successful. The Company's belief is based on its licensed software products by using testing tools simulating dates and testing by may of the customers of the Company who have in turn completed their own Year 2000 testing. The licensed products were made available to customers in a timely manner and the communication efforts have been proactive and ongoing. The Company continues to actively monitor the status and progress of customers and distributors and assess the risk associated in those cases where the customer has not taken delivery of the compliant version or may have not made satisfactory progress in their own Year 2000 testing.

    With respect to IT and non-IT systems, the Company is utilizing a similar methodology adopted for its licensed software. Specifically, the Company is utilizing the following steps: (1) preparation, in which the Company conducts systematic inventory, analysis, and prioritization of the systems in accordance with mission critical impact (2) analysis, replacement and remediation (3) testing and (4) implementation.

    Recognizing that communications and organization of Year 2000 tasks and responsibilities is key, the Company has embraced a management approach utilizing central coordination with distributed administration over geographic and business units. This approach mirrors the Company's organization and ensures that Year 2000 Communications Managers are deployed and managing tasks in close proximity to actual efforts. Those efforts are then reported centrally to upper management. The approach also ensures that customers are kept informed of product and Company activities relating to the Year 2000 and that the Company is able to measure progress and plan support for customers' Year 2000 projects.

    CURRENT STATUS. Following analysis, remediation and testing efforts, the Company began shipping Year 2000 compliant versions of its major licensed software applications in March of 1997. As efforts were completed on other applications, they too were shipped to customers so that they could upgrade as part of their own Year 2000 projects. As of December 1998, 96% of all of the Company's licensed software applications are compliant and available to customers. The remaining applications are expected to be complete during the first calendar quarter of 1999. The company continues to conduct analysis of products of other companies as they are acquired with appropriate measurement and documentation in accordance with the Year 2000 methodology in place.

    With respect to the IT and non-IT systems, remediation and replacement is underway and has been substantially completed in the most critical areas. The internal accounting systems utilized by the Company and most of the subsidiaries have been replaced and are in production. Replacement or remediation of accounting systems for the other subsidiaries is currently underway and is expected to be implemented by June of 1999. The overall IT and non-IT project is approximately 65% complete. As new IT and non-IT purchases are made, each is scrutinized and inventoried for Year 2000 compliance. The Company currently anticipates it will complete its Year 2000 IT and non-IT compliance efforts by June of 1999.

    The majority of the embedded systems on which the Company relies in its day to day operations around the world are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company has sent letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company has received responses from more than half of its lessors indicating that the systems in the buildings either already are, or are expected to be before the end of 1999, Year 2000 compliant. Those systems not owned by and managed by lessors have undergone a similar inventory and certification gathering. The Company will prioritize systems and develop necessary test plans based on the further responses it continues to receive, or not to receive, to its letters.

    The Company is developing contingency plans for support of its customers prior to, during, and following the "Year 2000 weekend". Such plans will incorporate, but not be limited to, distribution of support personnel in locations around the world, backup plans for telecommunications, decision and notification hierarchy, and other infrastructure support. Contingency plans are presently anticipated to be complete by July of 1999.

    COSTS. The Company expects to incur project costs of approximately $10 million over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing; (ii) internal staff costs related to IT and non-IT compliance; (iii) hardware and software cost for replacement of IT systems; and, (iv) costs related to non-IT compliance involving embedded systems and consulting services. Cost incurred from the beginning of the project in 1996 through September 1998 have totaled approximately $7.5 million. The Company expects to incur an additional $2.5 million over the remaining life of the Year 2000 project. All costs related to the Year 2000 project are being expensed as incurred. The estimated remaining costs are based on currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

    RISKS. The Company believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. Those parties include computer hardware system providers on which the Company and its customers rely as well as service providers such as those providing telecommunications and electricity. Failure or disruption of such services or systems could adversely affect operations and the Company's ability to support its customers. The second most likely Year 2000 risk relates to Company's products that are used in conjunction with software products developed by other vendors or by customers who have developed their own applications for use with the Company's products, which may not be Year 2000 compliant. Since the majority of the Company's customers utilize its products for authorization, routing, or processing of financial transactions, the failure of such customers' systems, which may be particularly susceptible to Year 2000 compliance issues, could impact the transaction volume processed by the customers thereby reducing transaction fees paid by customers with usage based fee structures. Failures of such systems could also increase the efforts required by the Company to assist customers with resolving problems unrelated to the Company's licensed products. The third most likely Year 2000 risk relates to certain foreign countries in which the Co0mpany operates and the Company's customers in such countries which are not acting to sufficiently remediate Year 2000 issues. Some customers outside of the United States have chosen to concentrate on issues other than the Year 2000. Without concentrating on the Year 2000 upgrade and testing efforts, such customers will not be prepared and may require additional support to assist them. Commercial risks are associated with operating in countries which are not prepared for the Year 2000.

    In each case cited previously, the Company is developing contingency plans to address each identified risk. In addition, the Company continues to use its methodology of centralized and distributed management to keep in contact and monitor progress with customer projects and to communicate at an upper management level to those customers categorized as "at risk" due to their lack of progress. The contingency plan being developed by the Company acknowledges the risk associated with suppliers of material services, hardware vendors closely related to the operation of the Company's licensed products, the Company's own licensed products and the ability of the Company to support its customers. In addition to distributed support methods, the Company is investigating alternative services, such as telecommunications, as part of the contingency plan. [The (i) inability to timely implement contingency plans, if deemed necessary and (ii) the cost to implement such plans, may have a material adverse effect on the Company's results of operations.]

    Except for statements of existing or historical facts, the foregoing discussion consists of forward-looking statements and assumptions relating to forward- looking statements, including without limitation the statements relating to the timetable for completion of Year 2000 compliance efforts, future costs, potential problems relating to Year 2000, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Year 2000 problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation
(i) the failure of existing or future customers to achieve Year 2000 compliance,
(ii) the failure of computer hardware system providers on which the Company and its customers rely or other vendors or service providers of the Company or its customers to timely achieve Year 2000 compliance, (iii) the Company's products and systems not containing all necessary date code changes, (iv) the failure of the Company's analysis and testing to detect operational problems in IT and non- IT systems utilized by the Company or in the Company's products or services, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological unfeasibility of testing certain non-IT systems, and the unavailability of customers or other third parties to participate in testing, (v) potential litigation arising out of Year 2000 issues, with respect to providers of software and related technical and consulting services such as the Company generally, and particularly in light of the numerous interfaces between the Company's products and products and systems of third parties which are required to successfully utilize the Company's products which could involve the Company in expensive, multiple party litigation even though the Company may have no responsibility for the alleged problem, and (vi) the failure to timely implement a contingency plan to the extent Year 2000 compliance is not achieved.

SELECTED QUARTERLY INFORMATION

    The following table sets forth certain unaudited financial data for each of the quarters within fiscal 1998, 1997 and 1996. This information has been derived from the Company's Consolidated Financial Statements and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                QUARTER ENDED
                                  --------------------------------------------------------------------------
                                   SEP.
                                    30,    JUNE 30,   MARCH 31,   DEC. 31,   SEP. 30,   JUNE 30,   MARCH 31,
                                   1998      1998       1998        1997       1997       1997       1997
                                  -------  --------   ---------   --------   --------   --------   ---------
Revenues:
  Software license fees.........  $44,242  $41,753     $38,872    $37,264    $33,772    $33,655     $32,529
  Maintenance fees..............  15,078    14,664      14,162     13,173     12,628     12,470      11,861
  Services......................  19,091    17,018      15,195     14,640     14,431     14,526      12,912
  Hardware, net.................     883     1,232       1,105      1,389      1,175      1,083       3,213
                                  -------  --------   ---------   --------   --------   --------   ---------
    Total revenues..............  79,294    74,667      69,334     66,466     62,006     61,734      60,515
                                  -------  --------   ---------   --------   --------   --------   ---------
Expenses:
  Cost of software license fees:
    Software costs..............   9,388     8,896       8,047      8,015      7,246      7,214       7,114
    Amortization of purchased
      software..................      --        --          --         --         --         --          --
  Cost of maintenance and
    services....................  18,226    17,069      15,696     14,616     14,476     14,483      13,589
  Research and development......   6,807     6,566       6,093      5,899      5,071      5,004       4,982
  Selling and marketing.........  16,917    15,682      15,010     14,404     13,713     13,062      12,441
  General and administrative:
    General and administrative
      costs.....................  13,586    13,227      11,811     11,383     10,588     11,104      12,590
    Amortization of goodwill and
      purchased intangibles.....     359       347         414        315        344        210         237
                                  -------  --------   ---------   --------   --------   --------   ---------
    Total expenses..............  65,283    61,787      57,071     54,632     51,438     51,077      50,953
                                  -------  --------   ---------   --------   --------   --------   ---------
Operating income................  14,011    12,880      12,263     11,834     10,568     10,657       9,562
                                  -------  --------   ---------   --------   --------   --------   ---------
Other income (expense):
  Interest income...............     894       863         800        647        642        621         547
  Interest expense..............     (98 )     (46)        (78)       (20)       (42)       (55)        (24)
  Transaction related
    expenses....................  (2,512 )      --          --         --         --         --          --
  Other.........................      63      (226)         40        (80)       (76)       (40)       (223)
                                  -------  --------   ---------   --------   --------   --------   ---------
    Total other.................  (1,653 )     591         762        547        524        526         300
                                  -------  --------   ---------   --------   --------   --------   ---------
Income before income taxes......  12,358    13,471      13,025     12,381     11,092     11,183       9,862
Provision for income taxes......  (5,289 )  (5,040)     (4,700)    (4,447)    (3,786)    (3,793)     (3,667)
                                  -------  --------   ---------   --------   --------   --------   ---------
Net income......................  $7,069   $ 8,431     $ 8,325    $ 7,934    $ 7,306    $ 7,390     $ 6,195
                                  -------  --------   ---------   --------   --------   --------   ---------
                                  -------  --------   ---------   --------   --------   --------   ---------
Unaudited pro forma net income
 (1)............................  $6,875   $ 8,433     $ 8,149    $ 7,669    $ 7,170    $ 6,996     $ 5,819
                                  -------  --------   ---------   --------   --------   --------   ---------
                                  -------  --------   ---------   --------   --------   --------   ---------
Basic earnings per share........  $ 0.23   $  0.28     $  0.28    $  0.26    $  0.25    $  0.24     $  0.20
                                  -------  --------   ---------   --------   --------   --------   ---------
                                  -------  --------   ---------   --------   --------   --------   ---------
Diluted earnings per share......  $ 0.22   $  0.28     $  0.27    $  0.25    $  0.24    $  0.23     $  0.20
                                  -------  --------   ---------   --------   --------   --------   ---------
                                  -------  --------   ---------   --------   --------   --------   ---------


                                  DEC. 31,   SEP. 30,   JUNE 30,   MARCH 31,     DEC. 31,
                                    1996       1996       1996       1996          1995
                                  --------   --------   --------   ---------   ------------
Revenues:
  Software license fees.........  $28,374    $25,009    $22,808    $ 21,798      $19,460
  Maintenance fees..............   11,755     11,362     10,651       9,831        9,656
  Services......................   13,557     13,599     12,650      11,064        9,609
  Hardware, net.................      592      1,159      1,174       1,940        1,466
                                  --------   --------   --------   ---------   ------------
    Total revenues..............   54,278     51,129     47,283      44,633       40,191
                                  --------   --------   --------   ---------   ------------
Expenses:
  Cost of software license fees:
    Software costs..............    6,302      6,066      6,026       5,681        4,721
    Amortization of purchased
      software..................      801        787        783         785          788
  Cost of maintenance and
    services....................   13,856     13,331     12,023      10,751       10,074
  Research and development......    4,451      4,202      3,812       4,116        3,753
  Selling and marketing.........   10,952     10,496      9,011       8,415        8,827
  General and administrative:
    General and administrative
      costs.....................    9,867      9,115      9,421       8,119        8,209
    Amortization of goodwill and
      purchased intangibles.....      217        204        157         145          150
                                  --------   --------   --------   ---------   ------------
    Total expenses..............   46,446     44,201     41,233      38,012       36,522
                                  --------   --------   --------   ---------   ------------
Operating income................    7,832      6,928      6,050       6,621        3,669
                                  --------   --------   --------   ---------   ------------
Other income (expense):
  Interest income...............      481        374        465         596          589
  Interest expense..............      (57)       (54)       (54)        (84)         (41)
  Transaction related
    expenses....................       --         --         --          --           --
  Other.........................     (313)      (425)       (83)        (29)         (24)
                                  --------   --------   --------   ---------   ------------
    Total other.................      111       (105)       328         483          524
                                  --------   --------   --------   ---------   ------------
Income before income taxes......    7,943      6,823      6,378       7,104        4,193
Provision for income taxes......   (3,079)    (2,915)    (2,393)     (2,124)      (1,864)
                                  --------   --------   --------   ---------   ------------
Net income......................  $ 4,864    $ 3,908    $ 3,985    $  4,980      $ 2,329
                                  --------   --------   --------   ---------   ------------
                                  --------   --------   --------   ---------   ------------
Unaudited pro forma net income
 (1)............................  $ 4,420    $ 3,736    $ 3,694    $  4,258      $ 2,598
                                  --------   --------   --------   ---------   ------------
                                  --------   --------   --------   ---------   ------------
Basic earnings per share........  $  0.15    $  0.13    $  0.13    $   0.15      $  0.09
                                  --------   --------   --------   ---------   ------------
                                  --------   --------   --------   ---------   ------------
Diluted earnings per share......  $  0.14    $  0.13    $  0.12    $   0.14      $  0.09
                                  --------   --------   --------   ---------   ------------
                                  --------   --------   --------   ---------   ------------

----------------------------------
(1) Pro forma net income reflects pro forma tax provisions for RVS and IntraNet for combined federal and state income taxes to report income taxes on the basis of which income taxes will be reported in future periods. Prior to the stock exchange transaction, RVS and IntraNet were taxed primarily as a partnership and as a S corporation and, accordingly, taxable income was included in the personal tax of their owners who were responsible for the payment of tax thereof.

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company's principal sources of liquidity consisted of $62.6 million of cash and cash equivalents, as compared to $52.2 million at September 30, 1997 and a $10 million line of credit of which there are no borrowings outstanding. The bank line of credit expires in June 1999.

    The Company's net cash flow from operating activities for fiscal 1998, 1997 and 1996 were $35.4 million, $34.0 million and $21.8 million, respectively. The increase of $1.4 million in fiscal 1998 is principally due to higher net income and increases in accounts payable, accrued liabilities and deferred revenue, partly offset by increases in receivables. The increase of $12.2 million in fiscal 1997 is principally due to higher net income and increases in accrued liabilities and deferred revenue partly offset by increases in receivables.

    The Company's net cash flows used in investing activities totaled $24.7 million, $18.4 million and $22.8 million in fiscal 1998, 1997 and 1996, respectively. The increase of $6.3 million in fiscal 1998 is principally due to higher capital expenditures to support the Company's growth, the purchase of 2.5 million shares of Nestor, Inc. (Nestor) Common Stock for $5.0 million and an increase in advances to US Processing, Inc. (USPI). The decrease of $4.4 million in fiscal 1997 is due principally to notes receivable repayments from Insession, Inc. (Insession) partly offset by higher capital expenditures to support the Company's growth and the purchase of software rights.

    In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, product or technologies. In fiscal year 1996, the Company acquired Grapevine in exchange for 380,441 shares of the Company's Class A Common Stock. In fiscal year 1997, the Company acquired 100% of RVS and OSSI in exchange for 1,615,383 and 210,000 shares, respectively, of the Company's Class A Common Stock. In February 1998 the Company acquired 100% of Coyote in exchange for 26,400 shares of the Company's Class A Common Stock. In April 1998, the Company acquired 2.5 million shares of Nestor Common Stock for $5.0 million. The Company also received warrants to purchase an additional
2.5 million shares of Nestor Common Stock for exercise price of $3 per share. In May 1998 the Company acquired 100% of Edgeware in exchange for 143,436 shares of the Company's Class A Common Stock. In August 1998, the Company acquired 100% of IntraNet in exchange for 1,220,300 shares of the Company's Class A Common Stock. Also in August 1998 the Company acquired 100% of SCIL and PRI in exchange for 380,000 and 180,000, respectively, of the Company's Class A Common Stock.

    In January 1996, the Company entered into a transaction with Insession whereby the Company acquired a 6% minority interest in Insession for $1.5 million. In addition, the Company has extended Insession $6.6 million in promissory notes as of September 30, 1998. The promissory notes bear an interest rate of prime plus 0.25%, and are payable in January 1999 ($1.0 million), January 2000 ($1.0 million) and January 2001 ($1.5 million). The remaining $3.1 million of promissory notes are payable upon demand. The promissory notes are secured by future royalties owed by the Company to Insession.

    The Company has extended a line of credit facility to USPI, a transaction processing business in which the Company has a 19.9% ownership interest. As of September 30, 1998, borrowings under the line of credit totaled $5.6 million. On December 10, 1998, the Company acquired substantially all of the net assets of USPI for $3.6 million cash and the assumption of certain liabilities of USPI.

    Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks associated primarily to changes in foreign currency exchange rates. The Company conducts business in all parts of the world. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar will result in the Company's products and services being more expensive to a potential foreign buyer, and in those instances where the Company's goods and services have already been sold, will result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company has not entered into, nor does it currently anticipate entering into, any foreign currency hedging transactions.

    The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

  Report of Independent Public Accountants................................    25

  Consolidated Balance Sheets as of September 30, 1998 and 1997...........    26

  Consolidated Statements of Income for each of the three years in the
    period ended September 30, 1998.......................................    27

  Consolidated Statements of Stockholders' Equity for each of the three
    years in the period ended September 30, 1998..........................    28

  Consolidated Statements of Cash Flows for each of the three years in the
    period ended September 30, 1998.......................................    29

  Notes to Consolidated Financial Statements..............................    30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 29, 1998

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   62,603  $   52,170
  Marketable securities...................................................................       2,188          --
  Billed receivables, net of allowances of $4,728 and $2,298, respectively................      54,937      42,898
  Accrued receivables.....................................................................      33,000      26,269
  Deferred income taxes...................................................................       4,921       3,495
  Other...................................................................................       3,585       3,248
                                                                                            ----------  ----------
    Total current assets..................................................................     161,234     128,080
Property and equipment, net...............................................................      20,510      17,837
Software, net.............................................................................       7,050       6,105
Intangible assets, net....................................................................       9,385       9,539
Installment receivables...................................................................       2,056       2,394
Investments and notes receivable..........................................................      16,754       7,969
Other.....................................................................................       4,413       4,967
                                                                                            ----------  ----------
    Total assets..........................................................................  $  221,402  $  176,891
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................................................  $    1,078  $    1,292
  Accounts payable........................................................................      13,583       7,972
  Accrued employee compensation...........................................................       6,076       6,591
  Accrued liabilities.....................................................................      14,826      11,070
  Income taxes............................................................................       4,784       6,085
  Deferred revenue........................................................................      35,594      32,156
                                                                                            ----------  ----------
    Total current liabilities.............................................................      75,941      65,166
Long-term debt............................................................................       1,915       2,379
                                                                                            ----------  ----------
Total liabilities.........................................................................      77,856      67,545
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Redeemable Convertible Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 1998 and 1997..........................
  Redeemable Convertible Class B Common Stock and Warrants, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 1998 and 1997....
  Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 29,133,947 and
    28,097,767 shares issued at September 30, 1998 and 1997, respectively.................         146         140
  Class B Common Stock, $.005 par value; 5,000,000 shares authorized; 1,171,252 shares
    issued and outstanding at September 30, 1998 and 1997, respectively...................           6           6
  Additional paid-in capital..............................................................     112,052     104,753
  Accumulated translation adjustments.....................................................      (2,075)       (260)
  Retained earnings.......................................................................      36,241       4,719
  Unrealized investment holding loss......................................................      (2,812)         --
  Treasury stock, at cost, 845 shares at September 30, 1998 and 1997......................         (12)        (12)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     143,546     109,346
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  221,402  $  176,891
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Revenues:
  Software license fees....................................................  $   162,131  $   128,330  $    89,075
  Maintenance fees.........................................................       57,077       48,714       41,500
  Services.................................................................       65,944       55,426       46,922
  Hardware, net............................................................        4,609        6,063        5,739
                                                                             -----------  -----------  -----------
    Total revenues.........................................................      289,761      238,533      183,236
                                                                             -----------  -----------  -----------
Expenses:
  Cost of software license fees:
    Software costs.........................................................       34,346       27,876       22,494
    Amortization of purchased software.....................................           --          801        3,143
  Cost of maintenance and services.........................................       65,607       56,404       46,179
  Research and development.................................................       25,365       19,508       15,883
  Selling and marketing....................................................       62,013       50,168       36,749
  General and administrative:
    General and administrative costs.......................................       50,007       44,149       34,864
    Amortization of goodwill and purchased intangibles.....................        1,435        1,008          656
                                                                             -----------  -----------  -----------
    Total expenses.........................................................      238,773      199,914      159,968
                                                                             -----------  -----------  -----------
Operating income...........................................................       50,988       38,619       23,268
                                                                             -----------  -----------  -----------
Other income (expense):
  Interest income..........................................................        3,204        2,291        2,024
  Interest expense.........................................................         (242)        (178)        (233)
  Transaction related expenses.............................................       (2,512)          --           --
  Other....................................................................         (203)        (652)        (561)
                                                                             -----------  -----------  -----------
    Total other............................................................          247        1,461        1,230
                                                                             -----------  -----------  -----------
Income before income taxes.................................................       51,235       40,080       24,498
Provision for income taxes.................................................      (19,476)     (14,325)      (9,296)
                                                                             -----------  -----------  -----------
Net income.................................................................  $    31,759  $    25,755  $    15,202
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Average shares outstanding:
  Basic....................................................................       29,558       29,089       28,526
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Diluted..................................................................       30,453       29,967       29,852
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Unaudited pro forma information (Note 3):
  Pro forma net income.....................................................  $    31,126  $    24,405  $    14,286
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Pro forma earnings per share data:
    Basic..................................................................  $      1.05  $      0.84  $      0.50
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
    Diluted................................................................         1.02         0.81         0.48
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                            UNREALIZED
                                           CLASS A       CLASS B     ADDITIONAL    ACCUMULATED              INVESTMENT
                                           COMMON        COMMON        PAID-IN     TRANSLATION   RETAINED     HOLDING     TREASURY
                                            STOCK         STOCK        CAPITAL     ADJUSTMENTS   EARNINGS      LOSS         STOCK
                                         -----------  -------------  -----------  -------------  ---------  -----------  -----------
Balance, September 30, 1995, as
  previously reported..................   $      66     $       7     $  92,568     $    (354)   $ (31,873)  $      --    $     (12)
Adjustment for IntraNet, Inc. pooling
  of interests.........................           6            --         1,075            --        2,918          --           --
                                              -----           ---    -----------  -------------  ---------  -----------       -----
Balance, September 30, 1995, as
  restated.............................          72             7        93,643          (354)     (28,955)         --          (12)
Two-for-one stock split................          56             8           (64)           --           --          --           --
Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan......          --            --           355            --           --          --           --
Conversion of Class B Common Stock to
  Class A Common Stock.................           4            (4)           --            --           --          --           --
Exercise of stock options..............           1            --         1,077            --           --          --           --
Distribution to RVS owners.............          --            --            --            --       (2,787)         --           --
Tax benefit of stock options
  exercised............................          --            --         1,973            --           --          --           --
Net income.............................          --            --            --            --       15,202          --           --
Translation adjustments................          --            --            --           118           --          --           --
                                              -----           ---    -----------  -------------  ---------  -----------       -----
Balance, September 30, 1996............         133            11        96,984          (236)     (16,540)         --          (12)
Adjustment for Open Systems Solutions,
  Inc. pooling of interests............           1            --             5            --         (176)         --           --
Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan......          --            --           778            --           --          --           --
Conversion of Class B Common Stock to
  Class A Common Stock.................           5            (5)           --            --           --          --           --
Exercise of stock options..............           1            --         1,268            --           --          --           --
Distribution to RVS and IntraNet, Inc.
  owners...............................          --            --            --            --       (4,320)         --           --
Tax benefit of stock options
  exercised............................          --            --         2,586            --           --          --           --
Sale of stock options..................          --            --         3,132            --           --          --           --
Net income.............................          --            --            --            --       25,755          --           --
Translation adjustments................          --            --            --           (24)          --          --           --
                                              -----           ---    -----------  -------------  ---------  -----------       -----
Balance, September 30, 1997............         140             6       104,753          (260)       4,719          --          (12)
Adjustment for immaterial pooled
  businesses...........................           4            --            17            --          663          --           --
Issuance of Class A Common Stock for
  purchase of Coyote Systems, Inc......           1            --         1,086            --           --          --           --
Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan......          --            --           971            --           --          --           --
Exercise of stock options..............           1            --         2,099            --           --          --           --
Distribution to IntraNet, Inc.
  owners...............................          --            --            --            --         (900)         --           --
Tax benefit of stock options
  exercised............................          --            --         3,126            --           --          --           --
Unrealized investment holding loss.....          --            --            --            --           --      (2,812)          --
Net income.............................          --            --            --            --       31,759          --           --
Translation adjustments................          --            --            --        (1,815)          --          --           --
                                              -----           ---    -----------  -------------  ---------  -----------       -----
Balance, September 30, 1998............   $     146     $       6     $ 112,052     $  (2,075)   $  36,241   $  (2,812)   $     (12)
                                              -----           ---    -----------  -------------  ---------  -----------       -----
                                              -----           ---    -----------  -------------  ---------  -----------       -----


                                           TOTAL
                                         ----------
Balance, September 30, 1995, as
  previously reported..................  $   60,402
Adjustment for IntraNet, Inc. pooling
  of interests.........................       3,999
                                         ----------
Balance, September 30, 1995, as
  restated.............................      64,401
Two-for-one stock split................          --
Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan......         355
Conversion of Class B Common Stock to
  Class A Common Stock.................          --
Exercise of stock options..............       1,078
Distribution to RVS owners.............      (2,787)
Tax benefit of stock options
  exercised............................       1,973
Net income.............................      15,202
Translation adjustments................         118
                                         ----------
Balance, September 30, 1996............      80,340
Adjustment for Open Systems Solutions,
  Inc. pooling of interests............        (170)
Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan......         778
Conversion of Class B Common Stock to
  Class A Common Stock.................          --
Exercise of stock options..............       1,269
Distribution to RVS and IntraNet, Inc.
  owners...............................      (4,320)
Tax benefit of stock options
  exercised............................       2,586
Sale of stock options..................       3,132
Net income.............................      25,755
Translation adjustments................         (24)
                                         ----------
Balance, September 30, 1997............     109,346
Adjustment for immaterial pooled
  businesses...........................         684
Issuance of Class A Common Stock for
  purchase of Coyote Systems, Inc......       1,087
Sale of Class A Common Stock pursuant
  to Employee Stock Purchase Plan......         971
Exercise of stock options..............       2,100
Distribution to IntraNet, Inc.
  owners...............................        (900)
Tax benefit of stock options
  exercised............................       3,126
Unrealized investment holding loss.....      (2,812)
Net income.............................      31,759
Translation adjustments................      (1,815)
                                         ----------
Balance, September 30, 1998............  $  143,546
                                         ----------
                                         ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income...................................................................  $  31,759  $  25,755  $  15,202
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...............................................................      6,449      5,475      4,484
    Amortization...............................................................      5,022      4,404      5,933
    Increase in receivables, net...............................................    (17,325)   (15,949)    (7,361)
    (Increase) decrease in other current assets................................       (345)     1,068     (1,182)
    (Increase) decrease in installment receivables.............................        338       (801)       (74)
    Increase in other assets...................................................     (1,672)      (736)      (988)
    Increase (decrease) in accounts payable....................................      2,628       (947)     2,763
    Increase (decrease) in accrued employee compensation.......................       (390)       325      1,007
    Increase (decrease) in accrued liabilities.................................      5,405      3,521       (626)
    Decrease in income tax liabilities.........................................        839      3,432      2,937
    Increase (decrease) in deferred revenue....................................      2,644      8,459       (289)
                                                                                 ---------  ---------  ---------
      Net cash provided by operating activities................................     35,352     34,006     21,806
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..........................................     (8,812)    (7,618)    (6,604)
  Purchases of software and distribution rights................................     (3,651)    (7,314)    (2,691)
  Purchase of marketable securities............................................     (5,000)        --         --
  Acquisiton of businesses, net of cash acquired...............................        417     (2,612)    (5,403)
  Additions to investment and notes receivable.................................     (7,840)    (5,036)    (8,106)
  Proceeds from notes receivable repayments....................................        149      4,180         --
                                                                                 ---------  ---------  ---------
      Net cash used in investing activities....................................    (24,737)   (18,400)   (22,804)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock...............................        971        778        353
  Proceeds from sale and exercise of stock options.............................      2,062      5,234      1,111
  Distribution to RVS and Intranet owners......................................       (900)    (4,320)    (2,787)
  Payments of long-term debt...................................................     (1,672)    (1,549)      (367)
                                                                                 ---------  ---------  ---------
      Net cash provided by (used in) financing activities......................        461        143     (1,690)
                                                                                 ---------  ---------  ---------
Effect of exchange rate fluctuations on cash...................................       (643)      (442)      (181)
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................     10,433     15,307     (2,869)
Cash and cash equivalents, beginning of period.................................     52,170     36,863     39,732
                                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of period.......................................  $  62,603  $  52,170  $  36,863
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental cash flow information:
  Income taxes paid............................................................  $  19,653  $   8,848  $   7,612
  Interest paid................................................................  $     304  $     175  $     218

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

    The Company derives a substantial portion of its revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. BASE24 products operate on Compaq's NonStop Himalaya servers. The Company's future results depend, in part, on market acceptance of Compaq's NonStop Himalaya servers and the financial success of Compaq, Inc.

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

    REVENUE RECOGNITION

    Software license fees are comprised of initial license fees (ILF), monthly license fees (MLF), and software modification fees. Software license fees are recognized when all significant vendor obligations are performed and certain software revenue recognition criteria are met (i.e., evidence of a contract, delivery of the software, fixed and determinable fees and collectibility of fees). ILF revenues, where the Company collects a significant portion of the total software license fees at the beginning of the software license term, are recognized upon delivery of the software. MLF revenues are recognized ratably over the contract term because the "fixed and determinable fees" and/or the "collectibility" revenue recognition criteria have not been met. Software modification fees are recognized upon delivery.

    Maintenance fees are recognized ratably over the term of the software license. Services revenue are recognized as the services are performed. Hardware revenues, representing commissions on hardware sales associated with the sales of the Company's software (through December 31, 1997), or market development funding (after December 31, 1997), are recognized as the fees become collectible from Compaq.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In fiscal 1998, the Company initiated a program to sell the rights to future payment streams under selected MLF contracts to financing institutions on a non-recourse basis. Upon determination that 1) the Company has surrendered control over the future payment stream to the financing institutions in accordance with the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and 2) the MLF arrangements have satisfied all of the software revenue recognition criteria, the Company has recognized software license fees equal to the net proceeds from these arrangements. The software license fee revenues recognized as the result of this program in fiscal 1998 totaled approximately $9.2 million.

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

    INTANGIBLE ASSETS

    Intangible assets consist of goodwill arising from acquisitions and are being amortized using the straight-line method over 10 years. As of September 30, 1998 and 1997, accumulated amortization of the intangible assets was $3,600,000 and $1,700,000 respectively.

    TRANSLATION OF FOREIGN CURRENCIES

    The Company's non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included as a component of equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

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

    LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

    STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, (SFAS No. 123) "Accounting for Stock-Based Compensation." See Note 9 for the required disclosures under SFAS No. 123.

    OTHER RECENT PRONOUNCEMENTS

    The Company intends to adopt Statement of Financial Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income" and Statement of Financial Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. Both will require additional disclosures but will not have a material effect on the Company's consolidated financial position or results of operations. SFAS No. 130 will be reflected in the Company's first quarter 1999 interim financial statements and establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 requires segments to be determined based upon how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's 1999 Form 10-K.

    RECLASSIFICATIONS

    Certain September 30, 1997 amounts have been reclassified to conform to the September 30, 1998 presentation.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

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

    The following represents pro forma results of operations as if the TXN acquisition had occurred October 1, 1995 (in thousands except per share amounts):

                                                                               YEAR ENDED
                                                                           SEPTEMBER 30, 1996
                                                                          --------------------
Revenues................................................................      $    189,100
Unaudited pro forma net income..........................................            14,617
Basic net income per share..............................................      $       0.51
Diluted net income per share............................................      $       0.49

    The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

    In September 1996, the Company and Grapevine Systems, Inc. (Grapevine) completed a stock exchange transaction which resulted in Grapevine becoming a wholly owned subsidiary of the Company. Stockholders of Grapevine received 380,441 shares of TSA Class A Common Stock in exchange for 100% of Grapevine's common stock. The stock exchange was accounted for as a pooling of interests. Accordingly, the Company's financial statements were restated to include the results of Grapevine for the periods presented prior to the date of acquisition.

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

    In May 1997, the Company and Regency Voice Systems, Inc. and related entities (RVS) completed a stock exchange transaction which resulted in RVS becoming a wholly owned subsidiary of the Company. Shareholders of RVS received 1,615,383 shares of TSA Class A Common Stock in exchange for 100% of RVS's shares. The stock exchange was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of RVS for all periods presented. Prior to the stock exchange, RVS was taxed primarily as a partnership. The unaudited pro forma net income and earnings per share in the accompanying consolidated statements of income reflects a pro forma tax provision for combined federal and state taxes for RVS's results of operations.

    During fiscal 1998, the Company acquired all of the outstanding securities of IntraNet, Inc. Edgeware, Inc. Coyote Systems, Inc. Professional Resources, Inc. Smart Card Integrators Ltd. in

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

3.  ACQUISITIONS (CONTINUED)
separate transactions. These companies were principally engaged in the development and sale of electronic payments software products and services. The aggregate number of shares issued for all transactions was 1,950,136 shares of Class A Common Stock. All transactions, except for Coyote Systems, Inc. which was accounted for under the purchase method of accounting, were accounted for as pooling of interests. The excess purchase price over the estimated fair value of the net tangible assets acquired from Coyote Systems, Inc. amounted to $1.1 million and was allocated to goodwill which is being amortized over 10 years. The Company's financial statements have been restated for IntraNet, Inc. (IntraNet) for all periods presented. The results of operations prior to the acquisitions of the remaining companies were not material.

    Prior to the share exchange, IntraNet was taxed primarily as a Subchapter S Corporation. The unaudited pro forma net income and earnings per share in the accompanying consolidated statements of income reflects a pro forma tax provision for combined federal and state taxes for IntraNet's results of operations for each of the years presented.

    Combined and separate results of the Company and IntraNet during the periods preceding the merger are listed below (in thousands).

                                                                               YEAR ENDED
                                                                              SEPTEMBER 30,
                                                                  -------------------------------------
                                                                                  1997         1996
                                                                    INTERIM    -----------  -----------
                                                                    PERIOD
                                                                     1998
                                                                  -----------
                                                                  (UNAUDITED)
Total revenues:
  Company.......................................................   $ 194,357   $   215,466  $   166,367
  IntraNet......................................................      18,051        23,067       16,869
                                                                  -----------  -----------  -----------
                                                                   $ 212,408   $   238,533  $   183,236
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------
Net income:
  Company.......................................................   $  23,516   $    23,566  $    15,038
  IntraNet......................................................       1,612         2,189          164
                                                                  -----------  -----------  -----------
                                                                   $  25,128   $    25,755  $    15,202
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------
Unaudited pro forma information:
  Net income -- historical......................................   $  25,128   $    25,755  $    15,202
  RVS tax adjustment -- pro forma...............................          --          (507)        (854)
  IntraNet tax adjustment pro forma.............................        (633)         (843)         (62)
                                                                  -----------  -----------  -----------
  Net income -- pro forma.......................................   $  24,495   $    24,405  $    14,286
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

4.  MARKETABLE SECURITIES

    In April 1998, the Company entered into a transaction with Nestor, Inc. (Nestor), whereby the Company acquired 2.5 million shares of Nestor's Common Stock for $5.0 million. In addition, the Company received warrants to purchase an additional 2.5 million shares at an exercise price of $3 per share. Nestor is a provider of neural-network solutions for financial, Internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product. The Company has accounted for the investment in Nestor's Common Stock and warrants in accordance with Statement of

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

4.  MARKETABLE SECURITIES (CONTINUED)
Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

    The investment in marketable securities has been classified as available-for-sale and recorded at fair market value, which is estimated based on quoted market prices. Net unrealized holding gains and losses, net of the related tax effect, are reported as a separate component of stockholders' equity. Unrealized gains and losses are determined by specific identification.

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                           SEPTEMBER 30,
                                                                       ----------------------
                                                                          1998        1997
                                                                       ----------  ----------

Computer equipment...................................................  $   32,111  $   26,270
Office furniture and fixtures........................................       7,110       5,487
Leasehold improvements...............................................       4,032       3,427
Vehicles.............................................................         777       1,080
                                                                       ----------  ----------
                                                                           44,030      36,264
Less accumulated depreciation and amortization.......................     (23,520)    (18,427)
                                                                       ----------  ----------
Property and equipment, net..........................................  $   20,510  $   17,837
                                                                       ----------  ----------
                                                                       ----------  ----------

6.  SOFTWARE

    Software consists of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------

Internally developed software..........................................  $   7,206  $   6,334
Purchased software.....................................................     16,960     13,613
                                                                         ---------  ---------
                                                                            24,166     19,947
Less accumulated amortization..........................................    (17,116)   (13,842)
                                                                         ---------  ---------
Software, net..........................................................  $   7,050  $   6,105
                                                                         ---------  ---------
                                                                         ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

7.  DEBT

    Long-term debt consists of the following (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------

Payments due to the sellers of M.R. GmbH (See Note 3), due December
  1998.................................................................  $     367  $   1,112
Other..................................................................      2,626      2,559
                                                                         ---------  ---------
                                                                             2,993      3,671
Less current portion...................................................      1,078      1,292
                                                                         ---------  ---------
Long-term debt.........................................................  $   1,915  $   2,379
                                                                         ---------  ---------
                                                                         ---------  ---------

    The Company has a $10 million revolving line of credit, which expires in June 1999. The revolving line of credit requires the maintenance of a minimum working capital level of $50 million There were no borrowings under the revolving line of credit during the years ended September 30, 1998 and 1997.

8.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space and equipment under operating leases which run through February 2011. Aggregate minimum lease payments under these agreements for the years ending September 30 are as follows (in thousands):

1999..............................................................  $   8,540
2000..............................................................      7,341
2001..............................................................      5,338
2002..............................................................      4,869
2003..............................................................      4,145
Thereafter........................................................     16,749
                                                                    ---------
Total.............................................................  $  46,982
                                                                    ---------
                                                                    ---------

    Total rent expense for the years ended September 30, 1998, 1997 and 1996 was, $9,738,000, $8,739,000 and $7,599,000.

    LEGAL PROCEEDINGS

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9.  STOCK-BASED COMPENSATION PLANS

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

    The Company has a 1996 Stock Option Plan whereby 1,008,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options are granted at a price not less than fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of four years.

    The Company has a 1997 Management Stock Option Plan whereby 1,050,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible management employees of the Company and its subsidiaries. The stock options are granted at a price not less than fair market value of the Company's Class A Common Stock at the time of the grant and require the participant to pay $3 for each share granted. The term of the outstanding options is ten years. The options vest annually over a period of four years.

    A summary of the stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

                                              1998                      1997                     1996
                                    ------------------------  ------------------------  ----------------------
                                                  WEIGHTED                  WEIGHTED                 WEIGHTED
                                      SHARES       AVERAGE      SHARES       AVERAGE      SHARES      AVERAGE
                                       UNDER      EXERCISE       UNDER      EXERCISE       UNDER     EXERCISE
                                      OPTION        PRICE       OPTION        PRICE       OPTION       PRICE
                                    -----------  -----------  -----------  -----------  -----------  ---------
Outstanding on October 1,.........    2,794,437  $     16.82    1,731,439  $      7.18    1,819,420  $    3.81
Granted...........................      387,650  $     34.30    1,387,567  $     26.27      275,000  $   24.69
Exercised.........................      325,371  $      6.35      283,862  $      4.57      327,673  $    3.47
Cancellations.....................       45,209  $     25.20       40,707  $     13.83       35,308  $    4.94
                                    -----------               -----------               -----------
Outstanding on September 30.......    2,811,507  $     20.30    2,794,437  $     16.82    1,731,439  $    7.18
                                    -----------               -----------               -----------
                                    -----------               -----------               -----------
Options exercisable at end of
 year.............................    1,275,778  $     11.19      909,429  $      5.04      687,903  $    3.73
Shares available on September 30
 for options that may be
 granted..........................      174,287                   516,728                   816,622
Weighted-average grant date fair
 value of options granted during
 the year -- exercise price equals
 stock market price at grant......               $     17.74               $     13.01               $   14.02

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9.  STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at September 30, 1998.

                                                             OPTIONS OUTSTANDING
                                                  ------------------------------------------     OPTIONS EXERCISABLE
                                                                   WEIGHTED                   -------------------------
                                                                    AVERAGE       WEIGHTED                   WEIGHTED
                                                                   REMAINING       AVERAGE                    AVERAGE
                                                     NUMBER       CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                          OUTSTANDING        LIFE           PRICE     EXERCISABLE      PRICE
------------------------------------------------  ------------  ---------------  -----------  ------------  -----------
$2.50...........................................      359,268           5.38      $    2.50       358,823    $    2.50
$5.00...........................................      505,645           6.09           5.00       486,420         5.00
$7.50 to $9.75..................................       11,197           6.43           7.80         9,636         7.91
$12.00 to $16.50................................       21,817           7.23          14.37        13,674        14.27
$20.25 to $25.875...............................    1,189,367           8.32          24.42       319,641        24.50
$26.50 to $31.625...............................       80,813           8.41          29.43        23,366        29.62
$32.25 to $35.75................................      562,000           9.31          33.27        62,018        33.30
$36.00 to $42.125...............................       81,400           9.32          38.40         2,200        37.33
                                                  ------------           ---     -----------  ------------  -----------
                                                    2,811,507           7.75      $   20.30     1,275,778    $   11.19
                                                  ------------           ---     -----------  ------------  -----------
                                                  ------------           ---     -----------  ------------  -----------

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 Employee Stock Purchase Plan whereby 900,000 shares of the Company's Class A Common Stock have been reserved for sale to eligible employees of the Company and its subsidiaries. Employees may designate up to the lesser of $5,000 or 10% of their annual compensation for the purchase of stock under this plan. The price for shares purchased under the plan is 85% of market value the lower of the first or last day of the purchase period. Purchases are made at the end of each fiscal quarter. Shares issued under this plan for the years ended September 30, 1998, 1997 and 1996 totaled 30,881, 27,748 and 16,745, respectively.

    STOCK-BASED COMPENSATION PLANS

    The Company adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock incentive plans.

    Had compensation expense for the Company's stock-based compensation plans been based on the fair value of the stock options at the grant dates for awards under those plans consistent with the fair value based method of SFAS No. 123, the Company's net income and net income per common and

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9. STOCK-BASED COMPENSATION PLANS (CONTINUED) equivalent share for fiscal 1998, 1997 and 1996 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                                       YEAR ENDED
                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Net income -- historical:
  As reported..............................................  $  31,759  $  25,755  $  15,202
  Pro forma................................................     29,733     24,442     15,047
Unaudited net income -- pro forma:
  As reported..............................................     31,126     24,405     14,286
  Pro forma................................................     29,100     23,092     14,131
Pro forma net income per share -- basic....................  $    0.98  $    0.79  $    0.50
Pro forma net income per share -- diluted..................  $    0.96  $    0.77  $    0.47

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Expected life....................................................        5.8        5.8        5.8
Interest rate....................................................        5.5%       6.3%       6.3%
Volatility.......................................................         39%        38%        38%
Dividend yield...................................................         --         --         --

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 applies only to options granted during fiscal 1998, 1997 and 1996, and additional awards in future years are anticipated.

10.  EMPLOYEE BENEFIT PLANS

    TSA 401(K) RETIREMENT PLAN

    The 401(k) Retirement Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 15% of their annual wages. Beginning January 1, 1998, TSA began matching 160% of participant contributions up to a maximum of 2.5% of compensation, not to exceed $2,500. Prior to January 1, 1998, TSA matched 100% of participants contributions up to a maximum of 2.5%. TSA's contributions charged to expense during the years ended September 30, 1998, 1997 and 1996 were $1,197,000, $489,000 and $507,000 respectively.

    ACI PROFIT SHARING PLAN AND TRUST

    The Company had a Profit Sharing Plan and Trust which was a non-contributory profit sharing plan covering all employees of ACI provided they were at least 21 years of age and had completed one year of service. Effective October 1, 1997 the ACI Profit Sharing Plan and Trust was merged into the 401(k) Retirement Plan. The plan provided for ACI to contribute a discretionary amount as determined annually by the Company's President and Chief Financial Officer. ACI's contributions charged to expense during the years ended September 30, 1997 and 1996 were $480,000 and $399,000 respectively.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    ACIL PENSION PLAN

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

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                1998       1997       1996
                                                              ---------  ---------  ---------
Service cost................................................  $   1,666  $   1,307  $   1,018
Interest cost on projected benefit obligation...............      1,192        830        738
Return on plan assets:
  Actual and gain deferred..................................     (1,501)    (1,055)      (805)
  Amortization of unrecognized gain.........................        (85)         3        (13)
                                                              ---------  ---------  ---------
Total periodic pension expense..............................  $   1,272  $   1,085  $     938
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Projected benefit obligation...........................................  $  18,439  $  14,035
Plan assets at fair value, primarily investments in marketable equity
 securities of United Kingdom companies................................     17,467     14,955
                                                                         ---------  ---------
Plan assets greater (less) than projected benefit obligation...........       (972)       920
Unrecognized gain......................................................       (826)    (2,530)
                                                                         ---------  ---------
Accrued pension cost...................................................  $  (1,798) $  (1,610)
                                                                         ---------  ---------
                                                                         ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

    The most significant actuarial assumptions used in determining the pension expense and funded status of the plan are as follows:

                                                                          1998         1997         1996
                                                                          -----        -----        -----
Discount rate for valuing liabilities................................         6.0%         8.0%         8.0%
Expected long-term rate of return on assets..........................         7.0%         9.0%         9.0%
Rate of increase in future compensation levels.......................         3.5%         6.0%         6.0%

11.  SEGMENT INFORMATION

    The Company operates primarily in one industry segment, which includes the development, marketing and support of computer software products and services for automated electronic payment systems and electronic commerce.

    The Company operates in three geographic regions: 1) North and South America, 2) Europe, Middle East and Africa and 3) Asia/Pacific. The following table sets forth information about the Company's operations in these different geographic regions (in thousands):

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Revenues from Unaffiliated Customers:
  Americas.................................................................  $   174,069  $   145,825  $   114.513
  Europe, Middle East and Africa...........................................       87,492       64,792       47,267
  Asia/Pacific.............................................................       28,200       27,916       21.456
                                                                             -----------  -----------  -----------
                                                                             $   289,761  $   238,533  $   183,236
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Intercompany revenues:
  Americas.................................................................  $    32,612  $    26,183  $    13,065
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating Income:
  Americas.................................................................  $    53,816  $    42,148  $    32,996
  Europe, Middle East and Africa...........................................       25,321       16,783        8,302
  Asia/Pacific.............................................................        6,723        8,625        6,740
                                                                             -----------  -----------  -----------
                                                                                  85,860       67,556       48,038
                                                                             -----------  -----------  -----------
Research and Development and Corporate General and Administrative
 Expenses..................................................................      (34,872)     (28,937)     (24,770)
                                                                             -----------  -----------  -----------
Operating Income...........................................................  $    50,988  $    38,619  $    23,268
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Identifiable Assets:
  Americas.................................................................  $   139,766  $   115,625  $    89,325
  Europe, Middle East and Africa...........................................       60,446       44,497       33,706
  Asia/Pacific.............................................................       21,190       16,769       11,957
                                                                             -----------  -----------  -----------
                                                                             $   221,402  $   176,891  $   134,988
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

12.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

12.  INCOME TAXES (CONTINUED)
recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments or changes in the tax law or rates.

    The provision for income taxes consists of the following (in thousands):

                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                        -------------------------------------------------------------------------------------------------------
                                      1998                               1997                               1996
                        ---------------------------------  ---------------------------------  ---------------------------------
                         CURRENT    DEFERRED      TOTAL     CURRENT    DEFERRED      TOTAL     CURRENT    DEFERRED      TOTAL
                        ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------  ---------
Federal...............  $  13,433   $  (1,212)  $  12,221  $   7,022   $   1,355   $   8,377  $   6,209   $  (2,066)  $   4,143
State.................      2,252        (257)      1,995      1,905         240       2,145      1,933         (71)      1,862
Foreign...............      5,260          --       5,260      3,803          --       3,803      3,291          --       3,291
                        ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------  ---------
Total.................  $  20,945   $  (1,469)  $  19,476  $  12,730   $   1,595   $  14,325  $  11,433   $  (2,137)  $   9,296
                        ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------  ---------
                        ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------  ---------

    The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows:

                                                                                       FOR THE YEAR ENDED
                                                                                          SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Tax expense at federal rate of 35% for 1998 and 1997 and 34% for 1996..........  $  17,932  $  14,028  $   8,329
Losses with no current tax benefit.............................................         22      1,503        239
Effective state income tax.....................................................      1,508      1,394      1,140
Foreign tax rate differential..................................................        385      1,160         --
RVS nontaxable income..........................................................         --       (663)      (750)
IntraNet nontaxable income.....................................................       (564)      (766)       (55)
Recognition of deferred income tax assets previously reserved against..........       (830)    (2,979)        --
Amortization of intangibles....................................................         --         --        578
Transaction related expenses...................................................        461         --         --
Other..........................................................................        562        648       (185)
                                                                                 ---------  ---------  ---------
                                                                                 $  19,476  $  14,325  $   9,296
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

12.  INCOME TAXES (CONTINUED)
    The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
Deferred assets:
  Depreciation...........................................................................  $      167  $      226
  Amortization...........................................................................       4,822       4,959
  Foreign taxes..........................................................................       1,122       1,210
  Acquired net operating loss carryforward of USSI.......................................       1,167       1,157
  Net operating loss carryforward........................................................       1,058       1,715
  Acquired basis in partnership assets...................................................       6,016       6,613
  Unrealized investment holding loss.....................................................       1,094          --
  Other..................................................................................       1,140         717
                                                                                           ----------  ----------
                                                                                               16,586      16,597
                                                                                           ----------  ----------
Deferred tax asset valuation allowance...................................................     (11,665)    (13,080)
                                                                                           ----------  ----------
Deferred liabilities:
  Other..................................................................................        (288)       (438)
                                                                                           ----------  ----------
                                                                                                 (288)       (438)
                                                                                           ----------  ----------
                                                                                           $    4,633  $    3,079
                                                                                           ----------  ----------
                                                                                           ----------  ----------

    For income tax purposes, the Company had foreign tax credit carryforwards of approximately $680,000 at September 30, 1998, which expire in 2002.

    At September 30, 1998 management evaluated its 1998 and 1997 operating results as well as its future tax projections and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a deferred tax asset of $4.9 million as of September 30, 1998.

13.  SUBSEQUENT EVENTS (UNAUDITED)

    In November 1998, the Company and Media Integration BV (MINT) completed a stock exchange transaction which resulted in MINT becoming a wholly owned subsidiary of the Company. Shareholders of MINT received 740,000 shares of TSA Class A Common Stock in exchange for 100% of MINT shares. The stock exchange will be accounted for as a pooling of interests. MINT's results of operations prior to the acquisition were not material.

    Also on December 10, 1998, the Company acquired the remaining interests in the net assets of US Processing, Inc. (USPI) by paying $3.6 million in cash and the forgiveness of $5.6 million of debt owed to TSA. Prior to that date, the Company had owned 19.9% of USPI. The transaction will result in the recording goodwill of approximately $11.0 million to be amortized over 10 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

    The financial statements filed as part of this report are listed on the Index to Financial Statements on page 24.

(2)  FINANCIAL STATEMENT SCHEDULES:

    Index to Consolidated Financial Statement Schedules

                                                                                                                PAGE
                                                                                                                -----
    Report of Independent Public Accountants...............................................................          48
      Schedule II -- Valuation and Qualifying Accounts.....................................................          49

    All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)  REPORTS ON FORM 8-K

    Form 8-K dated August 7, 1998, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting an Agreement and Plan of Merger between the Company and IntraNet, Inc.

    Form 8-K dated August 31, 1998, under Item 9, Sales of Equity Securities Pursuant to Regulation S, was filed with the Securities and Exchange Commission reporting the Share Exchange Agreement between the Company and Smart Card Integrations Limited.

(4)  EXHIBITS:

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
   2.01(2)     Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named Purchasers Named therein, dated as of December 31, 1993
   2.02(2)     Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers
                 Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding,
                 Inc., dated November 8, 1993, and amendments thereto
   2.03(2)     Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier,
                 Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto
   2.04(2)     Stock and Warrant Holders Agreement, dated as of December 30, 1993
   2.05(2)     Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental
                 Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent
   2.06(2)     Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick
                 Pettis Smith Polian, Inc., and amendment thereto
   2.07(2)     ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993
   2.08(3)     Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June
                 3, 1996
   2.09(4)     Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996
   2.10(9)     Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice
                 Systems, Inc. and related entities.
   2.11(10)    Agreement and Plan of Merger dated April 27, 1998 among the Company, I.N. Acquisition Corp.
                 and IntraNet
   3.01(2)     Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
   3.02(2)     Amended and Restated Bylaws of the Company
   4.01(2)     Form of Common Stock Certificate
  10.01(2)     ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
  10.02(2)     ACI Holding, Inc. Employees Stock Purchase Plan
  10.03(2)     Applied Communications, Inc. First Restated Profit Sharing Plan and Trust
  10.04(2)     Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto
  10.05(2)     U.S. Software, Inc. Profit Sharing Plan and Trust
  10.06(7)     Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and
                 U.S. Software Holding dated December 31, 1995
  10.07        Transaction Systems Architects, Inc. 1996 Stock Option Plan
(10.08-10.12 intentionally omitted.)
  10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993
  10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                 December 30, 1993

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
(10.15-10.16 intentionally omitted.)
  10.17(2)     Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
  10.18(2)     Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
  10.19(2)     Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
  10.20(2)     Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
  10.21(5)     Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
  10.22(2)     Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa
  10.23(5)     Lease respecting facility at 182 Clemenceau Avenue, Singapore
  10.24(8)     Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
  10.25(1)     Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom
  10.26(6)     Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.
  10.27(2)     Software House Agreement, as amended, between Tandem Computers Incorporated and Applied
                 Communications, Inc.
  10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
  10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied
                 Communications, Inc.
  10.30(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan
  10.31(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
  21.01(4)     Subsidiaries of the Company
  23.01        Consent of Independent Public Accountants
  27.00        Financial Data Schedule
  99.01        Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

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

(10) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated August 7, 1998.

(11) Incorporated by reference to exhibits 4.1 and 4.2 to the Registration Statement No. 333-67987 on Form S-8.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1998.

                                TRANSACTION SYSTEMS ARCHITECTS, INC.

                                By             /s/ WILLIAM E. FISHER
                                     -----------------------------------------
                                                 William E. Fisher,
                                               DIRECTOR AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 1998:

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

          /s/ JIM D. KEVER
------------------------------------  Director
            Jim D. Kever

        /s/ LARRY G. FENDLEY
------------------------------------  Director
          Larry G. Fendley

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                      TRANSACTION SYSTEMS ARCHITECTS, INC.

To the Board of Directors of
Transaction Systems Architects, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Systems Architects, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 29, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Transaction Systems Architects, Inc. listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 29, 1998

                                                                     SCHEDULE II

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                        FOR THE               FOR THE               FOR THE
                                                       YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                   SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                  --------------------  --------------------  --------------------

Balance, beginning of period....................    $      2,298,000       $    1,168,000        $      990,000

Additions charged to expense....................    $      4,326,000            1,512,000               414,000

Reductions......................................          (1,896,000)            (382,000)             (236,000)
                                                  --------------------        -----------           -----------

Balance, end of period..........................    $      4,728,000       $    2,298,000        $    1,168,000
                                                  --------------------        -----------           -----------
                                                  --------------------        -----------           -----------

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
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

   2.10(9)     Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice
                 Systems, Inc. and related entities.

   2.11(10)    Agreement and Plan of Merger dated April 27, 1998 among the Company, I.N. Acquisition Corp.
                 and IntraNet

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

  10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993

  10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                 December 30, 1993

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
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

  10.26(6)     Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.

  10.27(2)     Software House Agreement, as amended, between Tandem Computers Incorporated and Applied
                 Communications, Inc.

  10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska

  10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and

  10.30(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan

  10.31(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement

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

(10) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated August 7, 1998.

(11) Incorporated by reference to the exhibits 4.1 and 4.2 to the Registration Statement No. 333-67987 on Form S-8.