Form 10-K/A
period 1998-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1999-01-26
CIK 935036

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                          FORM 10-K/A AMENDMENT NO. 1

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

EXPLANATORY NOTE: This Form 10K/A restates and amends the Registrant's Annual Report on Form 10K for the fiscal year ended September 30, 1998 to correct certain errors in "Business--Executive Officers of the Registrant" and to correct typographical errors in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                  AGE                                      POSITION
--------------------------------      ---      -------------------------------------------------------------------------
William E. Fisher...............          52   Chief Executive Officer, President and Director
David C. Russell................          50   Chief Operating Officer and Director
Gregory J. Duman................          43   Chief Financial Officer and Treasurer
David P. Stokes.................          42   General Counsel and Secretary
Dwight G. Hanson................          40   Chief Accounting Officer
Edward H. Mangold...............          53   Senior Vice President -- Americas Region
Mark R. Vipond..................          39   Senior Vice President -- Consumer Banking
Jeffrey S. Hale.................          40   Senior Vice President -- Business Development
Don McLarty.....................          51   Vice President -- Asia/Pacific Region
Stephen J. Royer................          40   Vice President -- System Solutions
Jon D. Parr.....................          41   Vice President -- EMEA Region
Stephen M. Bailey...............          42   Vice President -- Corporate Banking
Marlin R. Howley................          42   Vice President -- Retail Solutions

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

    Mr. Hale was appointed Senior Vice President of Business Development in 1998. He joined ACI in 1987 and served in various sales, marketing and strategic planning positions and as Vice President in charge of the ACI Product Company. From 1981 to 1986, Mr. Hale was a manager in the management information consulting division of Arthur Andersen LLP.

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

    The Company adopted a methodology for its licensed software into four distinct categories (1) preparation (2) analysis and remediation (3) testing and
(4) delivery. The Company developed tools during the preparation phase of the project which were utilized during the analysis and testing and subsequently made available to its customers at no charge. The Company believes that its remediation efforts with respect to its licensed products will prove to be successful. The Company's belief is based on testing by the Company of its licensed software products by using testing tools simulating dates and testing by many of the customers of the Company who have in turn completed their own Year 2000 testing. The licensed products have been made available by the Company to customers in a timely manner and the communication efforts have been proactive and ongoing. The Company continues to actively monitor the status and progress of customers and distributors and assess the risk associated in those cases where the customer has not taken delivery of the compliant version or may have not made satisfactory progress in their own Year 2000 testing.

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

    COSTS. The Company expects to incur project costs of approximately $10 million over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing; (ii) internal staff costs related to IT and non-IT compliance; (iii) hardware and software cost for replacement of IT systems; and (iv) costs related to non-IT compliance involving embedded systems and consulting services. Cost incurred from the beginning of the project in 1996 through September 1998 have totaled approximately $7.5 million. The Company expects to incur an additional $2.5 million over the remaining life of the Year 2000 project. All costs related to the Year 2000 project are being expensed as incurred. The estimated remaining costs are based on currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

    RISKS. The Company believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. Those parties include computer hardware system providers on which the Company and its customers rely as well as service providers such as those providing telecommunications and electricity. Failure or disruption of such services or systems could adversely affect operations and the Company's ability to support its customers. The second most likely Year 2000 risk relates to Company's products that are used in conjunction with software products developed by other vendors or by customers who have developed their own applications for use with the Company's products, which may not be Year 2000 compliant. Since the majority of the Company's customers utilize its products for authorization, routing, or processing of financial transactions, the failure of such customers' systems, which may be particularly susceptible to Year 2000 compliance issues, could impact the transaction volume processed by the customers thereby reducing transaction fees paid by customers with usage based fee structures. Failures of such systems could also increase the efforts required by the Company to assist customers with resolving problems unrelated to the Company's licensed products. The third most likely Year 2000 risk relates to certain foreign countries in which the Company operates and the Company's customers in such countries which are not acting to sufficiently remediate Year 2000 issues. Some customers outside of the United States have chosen to concentrate on issues other than the Year 2000. Without concentrating on the Year 2000 upgrade and testing efforts, such customers will not be prepared and may require additional support to assist them. Commercial risks are associated with operating in countries which are not prepared for the Year 2000.

    In each case cited previously, the Company is developing contingency plans to address each identified risk. In addition, the Company continues to use its methodology of centralized and distributed management to keep in contact and monitor progress with customer projects and to communicate at an upper management level to those customers categorized as "at risk" due to their lack of progress. The contingency plan being developed by the Company acknowledges the risk associated with suppliers of material services, hardware vendors closely related to the operation of the Company's licensed products, the Company's own licensed products and the ability of the Company to support its customers. In addition to distributed support methods, the Company is investigating alternative services, such as telecommunications, as part of the contingency plan. The (i) inability to timely implement contingency plans, if deemed necessary and (ii) the cost to implement such plans, may have a material adverse effect on the Company's results of operations.

    Except for statements of existing or historical facts, the foregoing discussion consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to the timetable for completion of Year 2000 compliance efforts, future costs, potential problems relating to Year 2000, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Year 2000 problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation
(i) the failure of existing or future customers to achieve Year 2000 compliance,
(ii) the failure of computer hardware system providers on which the Company and its customers rely or other vendors or service providers of the Company or its customers to timely achieve Year 2000 compliance, (iii) the Company's products and systems not containing all necessary date code changes, (iv) the failure of the Company's analysis and testing to detect operational problems in IT and non-IT systems utilized by the Company or in the Company's products or services, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, and the unavailability of customers or other third parties to participate in testing, (v) potential litigation arising out of Year 2000 issues, with respect to providers of software and related technical and consulting services such as the Company generally, and particularly in light of the numerous interfaces between the Company's products and products and systems of third parties which are required to successfully utilize the Company's products which could involve the Company in expensive, multiple party litigation even though the Company may have no responsibility for the alleged problem, and (vi) the failure to timely implement a contingency plan to the extent Year 2000 compliance is not achieved.

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

(4)  EXHIBITS:

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
   2.01(2)     Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named Purchasers Named therein, dated as of December 31, 1993
   2.02(2)     Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers
                 Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding,
                 Inc., dated November 8, 1993, and amendments thereto
   2.03(2)     Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier,
                 Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto
   2.04(2)     Stock and Warrant Holders Agreement, dated as of December 30, 1993
   2.05(2)     Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental
                 Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent
   2.06(2)     Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick
                 Pettis Smith Polian, Inc., and amendment thereto
   2.07(2)     ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993
   2.08(3)     Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June
                 3, 1996
   2.09(4)     Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996
   2.10(9)     Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice
                 Systems, Inc. and related entities.
   2.11(10)    Agreement and Plan of Merger dated April 27, 1998 among the Company, I.N. Acquisition Corp.
                 and IntraNet
   3.01(2)     Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
   3.02(2)     Amended and Restated Bylaws of the Company
   4.01(2)     Form of Common Stock Certificate
  10.01(2)     ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
  10.02(2)     ACI Holding, Inc. Employees Stock Purchase Plan
  10.03(2)     Applied Communications, Inc. First Restated Profit Sharing Plan and Trust
  10.04(2)     Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto
  10.05(2)     U.S. Software, Inc. Profit Sharing Plan and Trust
  10.06(7)     Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and
                 U.S. Software Holding dated December 31, 1995
  10.07(12)    Transaction Systems Architects, Inc. 1996 Stock Option Plan
(10.08-10.12 intentionally omitted.)
  10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993
  10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                 December 30, 1993
                                                                (10.15-10.16 intentionally omitted.)

   EXHIBIT
   NUMBER                                               DESCRIPTION
-------------  ----------------------------------------------------------------------------------------------
  10.17(2)     Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
  10.18(2)     Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
  10.19(2)     Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
  10.20(2)     Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
  10.21(5)     Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
  10.22(2)     Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa
  10.23(5)     Lease respecting facility at 182 Clemenceau Avenue, Singapore
  10.24(8)     Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
  10.25(1)     Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom
  10.26(6)     Revolving Conditional Line of Credit Agreement with Norwest Bank Nebraska, N.A.
  10.27(2)     Software House Agreement, as amended, between Tandem Computers Incorporated and Applied
                 Communications, Inc.
  10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
  10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied
                 Communications, Inc.
  10.30(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan
  10.31(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
  21.01(4)     Subsidiaries of the Company
  23.01(13)    Consent of Independent Public Accountants
  27.00(13)    Financial Data Schedule
  99.01(13)    Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

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

(11) Incorporated by reference to exhibits 4.1 and 4.2 to the Registration Statement No. 333-67987 on Form S-8.

(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(13) Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 1999.

                                TRANSACTION SYSTEMS ARCHITECTS, INC.

                                By               /s/ DWIGHT HANSON
                                     -----------------------------------------
                                                   Dwight Hanson,
                                                   VICE PRESIDENT
                                           (PRINCIPAL ACCOUNTING OFFICER)

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

Omaha, Nebraska,
October 29, 1998

                                                                     SCHEDULE II

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                        FOR THE               FOR THE               FOR THE
                                                       YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                   SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                  --------------------  --------------------  --------------------

Balance, beginning of period....................    $      2,298,000       $    1,168,000        $      990,000

Additions charged to expense....................    $      4,326,000            1,512,000               414,000

Reductions......................................          (1,896,000)            (382,000)             (236,000)
                                                  --------------------        -----------           -----------

Balance, end of period..........................    $      4,728,000       $    2,298,000        $    1,168,000
                                                  --------------------        -----------           -----------
                                                  --------------------        -----------           -----------

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                               DESCRIPTION
------------  -----------------------------------------------------------------------------------------------
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

 10.07(12)    Transaction Systems Architects, Inc. 1996 Stock Option Plan

(10.08-10.12 intentionally omitted.)

 10.13(2)     Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993

 10.14(2)     Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated
                December 30, 1993

                                                                 (10.15-10.16 intentionally omitted)

  10.17(2)    Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska

  10.18(2)    Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska

  EXHIBIT
   NUMBER                                               DESCRIPTION
------------  -----------------------------------------------------------------------------------------------
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

 10.28(1)     Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska

 10.29(3)     Second Amendment to Software House Agreement between Tandem Computers Incorporated and

 10.30(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan

 10.31(11)    Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement

 21.01(4)     Subsidiaries of the Company

 23.01(13)    Consent of Independent Public Accountants

 27.00(13)    Financial Data Schedule

 99.01(13)    Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

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

(11) Incorporated by reference to the exhibits 4.1 and 4.2 to the Registration Statement No. 333-67987 on Form S-8.

(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(13) Previously filed.