Form 10-Q
period 1998-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1999-02-12
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                 (402) 334-5101
              (Registrant's telephone number, including area code)
                     ______________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes_X_   No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


          31,259,798 shares of Class A Common Stock at February 5, 1999

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS



                                                                            Page

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of December 31, 1998
         and September 30, 1998                                                3

         Condensed Consolidated Statements of Income for the three
         months ended December 31, 1998 and 1997                               4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended December 31, 1998 and 1997                         5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7 - 11


                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

Index to Exhibits                                                             14

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                             December 31,        September 30,
                                                                 1998                 1998
                                                            --------------      ---------------

                                     ASSETS
Current assets:
     Cash and cash equivalents                       $           62,027      $           63,648
     Marketable securities                                        1,720                   2,188
     Billed receivables, net                                     66,422                  58,080
     Accrued receivables                                         34,034                  33,000
     Deferred income taxes                                        5,013                   4,921
     Other                                                        4,624                   3,585
                                                            --------------       ---------------

         Total current assets                                   173,840                 165,422

Property and equipment, net                                      20,797                  21,001
Software, net                                                     8,715                   7,172
Intangible assets, net                                           21,927                   9,385
Installment receivables                                             768                   2,056
Investments and notes receivable                                 11,756                  16,754
Other                                                             5,191                   4,517
                                                            --------------       ---------------

         Total assets                                $          242,994      $          226,307
                                                            ==============       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt               $            1,283      $            1,078
     Accounts payable                                            12,583                  13,720
     Accrued employee compensation                                4,323                   8,426
     Accrued liabilities                                         17,239                  14,826
     Income taxes                                                 7,603                   4,784
     Deferred revenue                                            40,777                  35,594
                                                            --------------       ---------------

         Total current liabilities                               83,808                  78,428

Long-term debt                                                    2,455                   2,002
                                                            --------------       ---------------

         Total liabilities                                       86,263                  80,430
                                                            --------------       ---------------

Stockholders' equity:
     Class A Common Stock                                           156                     150
     Class B Common Stock                                             -                       6
     Additional paid-in capital                                 114,768                 112,400
     Retained earnings                                           47,677                  38,220
     Accumulated translation adjustments                         (2,579)                 (2,075)
     Unrealized investment holding loss                          (3,279)                 (2,812)
     Treasury stock, at cost                                        (12)                    (12)
                                                            --------------       ---------------

         Total stockholders' equity                             156,731                 145,877
                                                            --------------       ---------------

         Total liabilities and stockholders' equity    $        242,994      $          226,307
                                                            ==============       ===============

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)


                                                          Three Months Ended December 31,
                                                         --------------------------------
                                                               1998             1997
                                                            ---------        ---------
Revenues:
    Software license fees                                 $   46,077       $   38,565
    Maintenance fees                                          15,567           13,173
    Services                                                  23,295           15,941
    Hardware, net                                              1,131            1,389
                                                            ---------        ---------

        Total revenues                                        86,070           69,068
                                                            ---------        ---------

Expenses:
    Cost of software license fees                             11,822            8,763
    Cost of maintenance and services                          20,293           15,734
    Research and development                                   8,198            6,109
    Selling and marketing                                     15,978           14,404
    General and administrative:
      General and administrative costs                        14,368           11,832
      Amortization of goodwill and purchased
         intangibles                                             445              315
                                                            ---------        ---------

        Total  expenses                                       71,104           57,157
                                                            ---------        ---------

Operating income                                              14,966           11,911
                                                            ---------        ---------

Other income (expense):
    Interest income                                              703              647
    Interest expense                                            (111)             (20)
    Transaction related expenses                                (653)               -
    Other                                                        197              (80)
                                                            ---------        ---------

        Total other                                              136              547
                                                            ---------        ---------

Income before income taxes                                    15,102           12,458
Provision for income taxes                                    (5,732)          (4,740)
                                                            ---------        ---------


Net income                                                $    9,370       $    7,718
                                                            =========        =========

Earnings Per Share Data:
    Basic:
        Net income                                        $     0.30       $     0.26
                                                            =========        =========

        Average shares outstanding                            30,938           30,235
                                                            =========        =========

    Diluted:
        Net income                                        $     0.30       $     0.25
                                                            =========        =========

        Average shares outstanding                            31,727           31,024
                                                            =========        =========
See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                   Three months ended December 31,
                                                                   -------------------------------
                                                                        1998              1997
                                                                       ------            ------
    Cash flows from operating activities:
       Net  income                                                  $   9,370        $    7,718
       Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation                                                1,927             1,493
            Amortization                                                1,587               988
            Changes in operating assets and liabilities:
            Billed and accrued receivables                             (8,914)           (4,777)
            Other current and noncurrent assets                           353               500
            Accounts payable                                           (2,474)           (1,413)
            Deferred revenue                                            5,091              (145)
            Other current and noncurrent liabilities                    1,288               293
                                                                     ---------         ---------

                      Net cash provided by operating activities         8,228             4,657
                                                                     ---------         ---------

    Cash flows from investing activities:
       Purchases of property and equipment                             (1,014)           (1,222)
       Purchases of software                                           (1,969)           (1,020)
       Acquisition of businesses, net of cash acquired                 (7,062)             (100)
       Additions to investment and notes receivable                      (602)           (3,231)
                                                                     ---------         ---------

                      Net cash used in investing activities           (10,647)           (5,573)
                                                                     ---------         ---------

    Cash flows from financing activities:
       Proceeds from issuance of Class A Common Stock                     322               184
       Proceeds from sale and exercise of stock options                   926               214
       Payments of long-term debt                                        (577)              (49)
                                                                     ---------         ---------

                      Net cash provided by financing activities           671               349
                                                                     ---------         ---------

    Effect of exchange rate fluctuations on cash                          127              (129)
                                                                     ---------         ---------

    Decrease in cash and cash equivalents                              (1,621)             (696)

    Cash and cash equivalents, beginning of period                     63,648            52,855
                                                                     ---------         ---------

    Cash and cash equivalents, end of period                      $    62,027        $   52,159
                                                                     =========         =========

    See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

Transaction Systems Architects, Inc. (the Company or TSA) develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes software developed by third parties. The products are used principally by financial institutions, retailers and third-party processors, both in domestic and international markets.

The condensed consolidated financial statements at December 31, 1998 and for the three months ended December 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999.

The  condensed  consolidated  financial  statements  include  all  domestic  and
foreign   subsidiaries   which  are  more   than  50%   owned  and   controlled.
Investments in companies less than 20% owned are carried at cost.

2.  Acquisitions

In November 1998, the Company and Media Integration BV (MINT) completed a stock exchange transaction which resulted in MINT becoming a wholly-owned subsidiary of the Company. MINT's products are used to issue and manage multi-functional applications on smart cards. Shareholders of MINT received 740,000 shares of TSA Class A Common Stock in exchange for 100% of MINT shares. The stock exchange was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been retroactively restated to incluede the historical results for MINT for all periods presented.

Also in November 1998, the Company purchased the remaining 49% interest of its South African distributor (Applied Communications (Proprietary) Limited) by paying $3.5 million in cash. The purchase price was paid out of corporate funds. The transaction resulted in the recording of goodwill of $3.5 million which is being amortized over 10 years.

In December 1998, the Company acquired the remaining interests in the net assets of US Processing, Inc. (USPI) by paying $3.6 million in cash and forgiving of $5.6 million of debt owed to TSA. Prior to that date, the Company owned 19.9% of USPI which is a provider of transaction processing services for the electronic funds transfer industry. The purchase price was paid out of corporate funds. The transaction resulted in the recording of goodwill of approximately $9.4 million which is being amortized over 10 years.

3.  Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's comprehensive income was as follows (in thousands):


                                                   Three months ended
                                                      December 31,
                                                   ------------------
                                                     1998        1997
                                                   ------      ------
Net income                                        $ 9,370     $ 7,718
Unrealized investment holding loss                   (467)         -
Foreign currency translation adjustments             (504)       (358)
                                                   ------      ------
Comprehensive income                              $ 8,399     $ 7,360
                                                   ======      ======


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


   Results of Operations

   The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:



                                                                          Three Months Ended December 31,
                                                                  -----------------------------------------------
                                                                           1998                    1997
                                                                  ---------------------     ---------------------
                                                                                % of                      % of
                                                                    Amount     Revenue        Amount     Revenue
                                                                  ---------   ---------     ---------   ---------
Revenues:
      Software license fees                                   $     46,077        53.5 %   $  38,565        55.8  %
      Maintenance fees                                              15,567        18.1        13,173        19.1
      Services                                                      23,295        27.1        15,941        23.1
      Hardware, net                                                  1,131         1.3         1,389         2.0
                                                                  ---------   ---------     ---------   ---------

           Total revenues                                           86,070       100.0        69,068       100.0
                                                                  ---------   ---------     ---------   ---------

Expenses:

      Cost of software license fees                                 11,822        13.7         8,763        12.7
      Cost of maintenance and services                              20,293        23.6        15,734        22.8
      Research and development                                       8,198         9.5         6,109         8.8
      Selling and marketing                                         15,978        18.6        14,404        20.9
      General and administrative:
          General and administrative costs                          14,368        16.7        11,832        17.1
          Amortization of goodwill and purchased
              intangibles                                              445         0.5           315         0.5
                                                                  ---------   ---------     ---------   ---------

          Total  expenses                                           71,104        82.6        57,157        82.8
                                                                  ---------   ---------     ---------   ---------

Operating income                                                    14,966        17.4        11,911        17.2
                                                                  ---------   ---------     ---------   ---------

Other income (expense):
     Interest income                                                   703         0.8           647         0.9
     Interest expense                                                 (111)       (0.1)          (20)        0.0
     Transaction related expenses                                     (653)       (0.8)            0         0.0
     Other                                                             197         0.2           (80)       (0.1)
                                                                  ---------   ---------     ---------   ---------

          Total other                                                  136         0.2           547         0.8
                                                                  ---------   ---------     ---------   ---------

Income before income taxes                                          15,102        17.5        12,458        18.0
Provision for income taxes                                          (5,732)       (6.7)       (4,740)       (6.9)
                                                                  ---------   ---------     ---------   ---------

Net income                                                    $      9,370        10.9 %  $    7,718        11.2 %
                                                                  =========   =========     =========   =========


Revenues
Total revenues for the first quarter of fiscal 1999 increased 24.6% or $17.0 million over the comparable period in fiscal 1998. Of this increase, $7.5 million of the growth resulted from a 19.5% increase in software license fee revenue, $7.3 million from a 46.1% increase in services revenue and $2.4 million from a 18.2% increase in maintenance fee revenue. During the first quarter of fiscal 1999, 50% of total revenues resulted from international operations as compared to 54% for all of fiscal 1998.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 and System Solutions products accompanied by the continued growth of the installed base of customers paying monthly license fee
(MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $12.0 million in the first quarter of fiscal 1999 compared to $10.0 million in the first quarter of fiscal 1998.

The growth in services revenue for the first quarter of fiscal 1999 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's products.

The increase in maintenance fee revenue for the first quarter of fiscal 1999 is a result of the continued growth of the installed base of the Company's products.

Expenses
Total operating expenses for the first quarter of fiscal 1999 increased 24.4% or $13.9 million over the comparable period in fiscal 1998. The increase is due to increased staff required to support the increased demand for the Company's products and services, and, increased royalties to third party owners of the System Solutions products. Total staff (including both employees and independent contractors) increased from 1,711 at December 31, 1997 to 2,260 at December 31, 1998.

The Company's operating margin for the first quarter of fiscal 1999 was 17.4% as compared to 17.2% for the comparable period in fiscal 1998. This improvement is primarily due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees).

Transaction related expenses of $653,000 incurred in the first quarter of 1999 include legal, accounting, investment banking fees and other non-recurring expenses associated with the acquisition of MINT which was accounted for as a pooling of interests.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $14.4 million in the first quarter of fiscal 1998 to $18.5 million in the first quarter of fiscal 1999. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating
expenses.   EBITDA is not intended to represent cash flows for the periods.

Income Taxes
The effective tax rate for the first quarter of fiscal 1999 and 1998 was 38.0%.

As of December 31, 1998, the Company has deferred tax assets of $16.1 million and deferred tax liabilities of $0.3 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $5.0 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $11.1 million as of December 31, 1998.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

Backlog
As of December 31, 1998 and 1997, the Company had non-recurring revenue backlog of $35.5 million and $28.1 million in software license fees, respectively, and $32.2 million and $23.2 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of December 31, 1998 and 1997, the Company had recurring revenue backlog of $131.2 million and $98.2 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Year 2000
Year 2000 problems may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the upcoming century change in the Year 2000. In addition, the Year 2000 is a special-case leap year and some programs may drop February 29th from their internal calendars. Certain other dates may present problems because of the way the digits are interpreted. Because the Company's business is based on the licensing of applications software, the Company's business would be adversely impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations.

Project Definition. In 1996 the Company initiated a company wide program to analyze three specific categories of systems: (1) software developed by the Company which is licensed to customers; (2) Information Technology or "IT" systems utilized by the Company consisting of applications developed in-house and purchased from third party suppliers; and (3) non-IT systems and embedded technology which are integral components of the infrastructure of the Company.

The Company adopted a methodology for reviewing its licensed software consisting of four categories. These categories are (1) preparation, (2) analysis and remediation, (3) testing, and (4) delivery. The Company developed tools during the preparation phase of the project which were utilized during the analysis and testing phases. The tools were subsequently made available to the Company's customers at no charge. The Company believes that its remediation efforts with respect to its software products will prove to be successful. The Company's belief is based on testing by the Company of its software products by using testing tools simulating dates and testing by many of its customers who have in turn completed their own Year 2000 testing. Year 2000 compliant versions of its software products have been made available by the Company to customers in a timely manner and its communication efforts have been proactive and ongoing. The Company continues to actively monitor the status and progress of customers and distributors and assess the risk associated in those cases where the customer has not taken delivery of Compliant software or may have not made satisfactory progress in their own Year 2000 testing.

With respect to IT and non-IT systems, the Company is utilizing a methodology similar to that adopted for its software products. Specifically, the Company is utilizing the following steps: (1) preparation, in which the Company conducts systematic inventory, analysis, and prioritization of the systems in accordance with mission critical impact (2) analysis, replacement and remediation (3) testing and (4) implementation.

Recognizing communications regarding and organization of Year 2000 tasks and responsibilities, the Company has embraced a management approach utilizing central coordination with distributed administration over geographic and business units. This approach mirrors the Company's organization and ensures that Year 2000 Communications Managers are deployed and managing tasks in close proximity to actual efforts. Those efforts are then reported centrally to upper management. The approach also ensures that customers are kept informed of product and Company activities relating to the Year 2000 and that the Company is able to measure progress and plan support for customers' Year 2000 projects.

Current Status. Following analysis, remediation and testing efforts, the Company began shipping Year 2000 compliant versions of its major licensed software applications in March of 1997. As efforts were completed on other applications, they too were shipped to customers so that they could be upgraded as part of the customers' own Year 2000 projects. As of January 1999, 96% of all of the Company's licensed software applications are compliant and available to customers. The remaining applications are expected to be complete during the first calendar quarter of 1999. The Company continues to conduct analysis of newly acquired software products with appropriate measurement and documentation in accordance with the Year 2000 methodology in place.

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

Costs. The Company expects to incur project costs of approximately $10 million over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing;
(ii) internal staff costs related to IT and non-IT compliance; (iii) hardware and software cost for replacement of IT systems; and (iv) costs related to non-IT compliance involving embedded systems and consulting services. Cost incurred from the beginning of the project in 1996 through December 1998 have totaled approximately $7.8 million. The Company expects to incur an additional $2.2 million over the remaining life of the Year 2000 project. All costs related to the Year 2000 project are being expensed as incurred. The estimated remaining costs are based on currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

Risks. The Company believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. Those parties include computer hardware system providers on which the Company and its customers rely as well as service providers such as those providing telecommunications and electricity. Failure or disruption of such services or systems could adversely affect operations and the Company's ability to support its customers. The second most likely Year 2000 risk relates to Company's products that are used in conjunction with software products developed by other vendors or by customers who have developed their own applications for use with the Company's products, which may not be Year 2000 compliant. Since the majority of the Company's customers utilize the Company's products for authorization, routing, or processing of financial transactions, the failure of such customers' systems, which may be particularly susceptible to Year 2000 compliance issues, could impact the transaction volume processed by the customers thereby reducing transaction fees paid by customers with usage based fee structures. Failures of such systems could also increase the efforts required by the Company to assist customers with resolving problems unrelated to the Company's licensed products. The third most likely Year 2000 risk relates to certain foreign countries in which the Company operates and the Company's customers in such countries which are not acting to sufficiently remediate Year 2000 issues. Some customers outside of the United States have chosen to concentrate on issues other than the Year 2000. Without concentrating on the Year 2000 upgrade and testing efforts, such customers will not be prepared and may require additional support to assist them. Commercial risks are associated with operating in countries which are not prepared for the Year 2000.

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

Liquidity and Capital Resources
As of December 31, 1998, the Company had working capital of $90.0 million which includes cash and cash equivalents of $62.0 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires on June 30, 1999.

During the three months ended December 31, 1998, the Company's cash flow from operations amounted to $8.2 million and cash used in investing activities amounted to $10.6 million. Of the $10.6 million of cash used in investing activities, $3.6 million was used to purchase the net assets of USPI and $3.5 was used to purchase the remaining 49% interest in it's South African subsidiary.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In November 1998 the Company acquired 100% of MINT in exchange for 740,000 shares of the Company's Class A Common Stock. In December 1998 the Company acquired the remaining interests in the net assets of USPI for $3.6 million in cash and the foregivness of $5.6 million of debt owed to TSA.

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

Dated:   February 12, 1999


                                       TRANSACTION SYSTEMS ARCHITECTS, INC
                                       (Registrant)


                                       /s/ Dwight G. Hanson
                                       ----------------------------
                                           Dwight G. Hanson
                                           Vice President of Finance
                                          (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS



Exhibit
Number                     Description
---------                  --------------

27.00                      Financial Data Schedule