Form 10-Q
period 1999-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1999-05-17
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (402) 334-5101
              (Registrant's telephone number, including area code)
                      ____________________________________

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

            32,013,502 shares of Class A Common Stock at May 7, 1999

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                TABLE OF CONTENTS

                                                                         Page

                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of
         March 31, 1999 and September 30, 1998                           3

         Condensed Consolidated Statements of Income for the
         three and six months ended March 31, 1999 and 1998              4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 1999 and 1998                    5

         Notes to Condensed Consolidated Financial Statements            6 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8 - 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      13


                           Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             14

Item 6.  Exhibits and Reports on Form 8-K                                14

Signatures                                                               15

Index to Exhibits                                                        16

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                            March 31,           September 30,
                                                              1999                  1998
                                                         --------------         -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                       $          62,565      $         63,648
     Marketable securities                                       2,345                 2,188
     Billed receivables, net                                    61,217                58,080
     Accrued receivables                                        39,950                33,000
     Deferred income taxes                                       5,923                 4,921
     Other                                                       4,012                 3,585
                                                         --------------         -------------

         Total current assets                                  176,012               165,422

Property and equipment, net                                     20,644                21,001
Software, net                                                   22,289                 7,172
Intangible assets, net                                          59,382                 9,385
Installment receivables                                          9,305                 2,056
Investments and notes receivable                                 3,558                16,754
Other                                                            4,907                 4,517
                                                         --------------         -------------

         Total assets                                $         296,097      $        226,307
                                                         ==============         =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt               $           1,138      $          1,078
     Accounts payable                                           13,689                13,720
     Accrued employee compensation                               5,712                 8,426
     Accrued liabilities                                        23,782                14,826
     Income taxes                                                4,754                 4,784
     Deferred revenue                                           48,538                35,594
                                                         --------------         -------------

         Total current liabilities                              97,613                78,428

Long-term debt                                                   1,994                 2,002
                                                         --------------         -------------

         Total liabilities                                      99,607                80,430
                                                         --------------         -------------

Stockholders' equity:
     Class A Common Stock                                          160                   150
     Class B Common Stock                                            -                     6
     Additional paid-in capital                                144,401               112,400
     Retained earnings                                          58,561                38,220
     Accumulated translation adjustments                        (3,965)               (2,075)
     Unrealized investment holding loss                         (2,655)               (2,812)
     Treasury stock, at cost                                       (12)                  (12)
                                                         --------------         -------------

         Total stockholders' equity                            196,490               145,877
                                                         --------------         -------------

         Total liabilities and stockholders' equity  $         296,097      $        226,307
                                                         ==============         =============


See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)


                                                  Three Months Ended March 31,            Six Months Ended March 31,
                                                --------------------------------       --------------------------------
                                                    1999                1998               1999                1998
                                                ------------        ------------       ------------        ------------

 Revenues:
    Software license fees                      $     50,552       $      40,082       $     96,629       $      78,647
    Maintenance fees                                 15,996              14,162             31,563              27,335
    Services                                         19,309              16,405             42,604              32,346
    Hardware, net                                     1,094               1,105              2,225               2,494
                                                ------------        ------------       ------------        ------------

        Total revenues                               86,951              71,754            173,021             140,822
                                                ------------        ------------       ------------        ------------

 Expenses:

    Cost of software license fees                     9,950               8,535             21,772              17,298
    Cost of maintenance and services                 18,038              16,722             38,331              32,455
    Research and development                          8,538               6,304             16,736              12,413
    Selling and marketing                            17,348              15,010             33,326              29,414
    General and administrative
        General and administrative costs             14,976              12,279             29,345              24,112
        Amortization of goodwill and
          purchased intangibles                       1,104                 414              1,548                 729
                                                ------------        ------------       ------------        ------------

        Total  expenses                              69,954              59,264            141,058             116,421
                                                ------------        ------------       ------------        ------------

 Operating income                                    16,997              12,490             31,963              24,401
                                                ------------        ------------       ------------        ------------

 Other income (expense):
    Interest income                                     721                 800              1,424               1,447
    Interest expense                                    (48)                (78)              (159)                (98)
    Transaction related expenses                          -                   -               (653)                  -
    Other                                               (29)                 40                168                 (40)
                                                ------------        ------------       ------------        ------------

        Total other                                     644                 762                780               1,309
                                                ------------        ------------       ------------        ------------

 Income before income taxes                          17,641              13,252             32,743              25,710
 Provision for income taxes                          (6,757)             (4,962)           (12,489)             (9,703)
                                                ------------        ------------       ------------        ------------


 Net income                                    $     10,884       $       8,290       $     20,254       $      16,007
                                                ============        ============       ============        ============


 Earnings Per Share Data:
    Basic:
        Net income                             $       0.35       $        0.28       $       0.65       $        0.53
                                                ============        ============       ============        ============

        Average shares outstanding                   31,440              30,143             31,189              30,087
                                                ============        ============       ============        ============

    Diluted:
        Net income                             $       0.34       $        0.27       $       0.63       $        0.52
                                                ============        ============       ============        ============

        Average shares outstanding                   32,265              31,068             31,996              31,046
                                                ============        ============       ============        ============


 See notes to condensed consolidated financial statements.



                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                          Six months ended March 31,
                                                                                  ----------------------------------------
                                                                                         1999                   1998
                                                                                  -----------------     ------------------

Cash flows from operating activities:
      Net  income                                                               $           20,254      $          16,007
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                                      3,984                  3,039
           Amortization                                                                      4,263                  2,160
           Changes in operating assets and liabilities:
             Billed and accrued receivables                                                 (9,630)                (4,987)
             Other current and noncurrent assets                                            (8,212)                 1,123
             Accounts payable                                                               (1,516)                  (684)
             Deferred revenue                                                                6,883                 (4,737)
             Other current and noncurrent liabilities                                       (6,385)                 2,182
                                                                                  -----------------     ------------------

                     Net cash provided by operating activities                               9,641                 14,103
                                                                                  -----------------     ------------------

Cash flows from investing activities:
      Purchases of property and equipment                                                   (2,796)                (3,367)
      Purchases of software                                                                 (3,526)                (1,693)
      Acquisition of businesses, net of cash acquired                                       (5,065)                  (253)
      Additions to investment and notes receivable                                            (602)                (4,602)
                                                                                  -----------------     ------------------

                     Net cash used in investing activities                                 (11,989)                (9,915)
                                                                                  -----------------     ------------------

Cash flows from financing activities:
      Proceeds from issuance of Class A Common Stock                                           755                    426
      Proceeds from sale and exercise of stock options                                       1,665                  1,101
      Other                                                                                      -                   (220)
      Payments of long-term debt                                                            (1,168)                  (398)
                                                                                  -----------------     ------------------

                     Net cash provided by financing activities                               1,252                    909
                                                                                  -----------------     ------------------

Effect of exchange rate fluctuations on cash                                                    13                   (389)
                                                                                  -----------------     ------------------

(Decrease) increase in cash and cash equivalents                                            (1,083)                 4,708

Cash and cash equivalents, beginning of period                                              63,648                 52,855
                                                                                  -----------------     ------------------

Cash and cash equivalents, end of period                                        $           62,565      $          57,563
                                                                                  =================     ==================

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

Transaction Systems Architects, Inc. (the Company or TSA) develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes software developed by third parties. The Company's customers consist primarily of financial institutions, retailers and third-party processors, both in domestic and international markets.

The condensed consolidated financial statements at March 31, 1999 and for the three and six months ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999.

The  condensed  consolidated  financial  statements  include  all  domestic  and
foreign   subsidiaries   which  are  more   than  50%   owned  and   controlled.
Investments in companies less than 20% owned are carried at cost.

2.  Acquisitions

In March 1999, the Company acquired approximately 78% of the outstanding shares of Insession, Inc. (Insession) for approximately 730,000 shares of TSA Class A Common Stock, valued at approximately $28.3 million, and $5.0 million cash paid in April 1999. The Company previously (January 1996) acquired a 6% minority interest in Insession for $1.5 million in cash. The Company is the exclusive distributor of Insession's System Network Architecture (SNA) connectivity tool, known as ICE, which facilitates connectivity between Compaq and IBM computers. The transaction was recorded as a purchase and resulted in the initial recording of approximately $37.0 million of Goodwill which is being amortized over 10 years and approximately $12.0 million of Purchased Software which is being amortized over 3 years. The financial statements at March 31, 1999 related to the accounting for the purchase of Insession are shown on a preliminary basis. The Company is evaluating the allocation of the initial purchase price between goodwill and purchased software. In conjunction with this evaluation, the Company has engaged an independent party to assist in the allocation of the purchase price to the assets acquired. This independent valuation and the Company's internal analysis are expected to be completed in the third quarter of fiscal 1999, at which time the purchase price and its appropriate allocation will be reflected in the Company's consolidated financial statements.

3.    Revenue Recognition

In the first quarter of fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue for software arrangements entered into by the Company after September 30, 1998. The Company has analyzed the revenue recognition requirements of SOP 97-2 and has concluded that the Company's previous revenue recognition policy was primarily in compliance with SOP 97-2.

Under  SOP  97-2,  one  requirement  for  recognizing   revenue  under  software
arrangements is that the software fees are fixed or determinable. SOP 97-2 specifies that extended payment terms in a software licensing agreement may indicate that the software fees are not deemed to be fixed or determinable and, if so, the software fee should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software arrangements and has a history of successfully collecting the software fees under the original payment terms of the arrangement without making concessions, the Company can overcome the presumption that the software fees are not fixed or determinable. If the presumption is overcome, the Company is required to recognize the software fees when the other SOP 97-2 revenue recognition criteria are met.

The Company has concluded that for certain fiscal 1999 software arrangements with extended payment terms, revenue should be recognized upon delivery in accordance with the provisions of SOP 97-2 as previously described. Software license fee revenue, net of third party royalties, recognized for the three and six months ended March 31, 1999, related to these arrangements totaled $14.4 million and $18.6 million, respectively.

4.  Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of comprehensive income were as follows (in thousands):

                                                          Three months ended                        Six months ended
                                                               March 31,                               March 31,
                                                    --------------------------------        ---------------------------------
                                                        1999              1998                   1999              1998
                                                    --------------    --------------        ---------------    --------------

Net income                                       $         10,884    $        8,290        $        20,254    $       16,007
Unrealized investment holding gain                            624                 -                    157                 -
Foreign currency translation adjustments                   (1,386)             (331)                (1,890)             (689)
                                                    --------------    --------------        ---------------    --------------

Comprehensive income                             $         10,122    $        7,959        $        18,521    $       15,318
                                                    ==============    ==============        ===============    ==============

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:


                                                  Three Months Ended March 31,                    Six Months Ended March 31,
                                           -------------------------------------------    ------------------------------------------
                                                   1999                   1998                    1999                  1998
                                           -------------------    --------------------    ------------------     -------------------
                                                         % of                   % of                   % of                    % of
                                            Amount     Revenue     Amount     Revenue      Amount    Revenue      Amount     Revenue
                                           --------   --------    --------   --------     --------  --------     --------   --------

Revenues:
     Software license fees              $   50,552       58.1%  $  40,082        55.9%  $  96,629       55.9%   $  78,647     55.8%
     Maintenance fees                       15,996       18.4      14,162        19.7      31,563       18.2       27,335     19.4
     Services                               19,309       22.2      16,405        22.9      42,604       24.6       32,346     23.0
     Hardware, net                           1,094        1.3       1,105         1.5       2,225        1.4        2,494       1.8
                                           --------   -------     --------    -------    ---------   -------     ---------  -------

           Total revenues                   86,951      100.0      71,754       100.0     173,021      100.0      140,822     100.0
                                           --------   -------     --------    -------    ---------   -------     ---------  -------

Expenses:

     Cost of software license fees           9,950       11.4       8,535        11.9      21,772       12.6       17,298      12.3
     Cost of maintenance and services       18,038       20.7      16,722        23.3      38,331       22.2       32,455      23.0
     Research and development                8,538        9.8       6,304         8.8      16,736        9.7       12,413       8.8
     Selling and marketing                  17,348       20.0      15,010        20.9      33,326       19.3       29,414      20.9
     General and administrative:
        General and administrative costs    14,976       17.2      12,279        17.1      29,345       16.9       24,112      17.1
        Amortization of goodwill and
          purchased intangibles              1,104        1.4         414         0.6       1,548        0.8          729       0.6
                                           --------   -------     --------    -------     --------   -------     ---------  -------

           Total  expenses                  69,954       80.5      59,264        82.6     141,058       81.5      116,421      82.7
                                           --------    ------     --------    -------     --------  --------     ---------  -------

Operating income                            16,997       19.5      12,490        17.4      31,963       18.5       24,401      17.3
                                           --------   -------     --------    -------     --------   -------     ---------  -------

Other income (expense):
     Interest income                           721        0.8         800         1.1       1,424        0.8        1,447       1.0
     Interest expense                          (48)      (0.1)        (78)       (0.1)       (159)       0.0          (98)     (0.1)
     Transaction related expenses                -        0.0           -         0.0        (653)      (0.4)           -       0.0
     Other                                     (29)       0.0          40         0.1         168        0.1          (40)      0.0
                                           --------   -------     --------    -------     --------   -------     ---------  -------

           Total other                         644        0.7         762         1.1         780        0.5        1,309       0.9
                                           --------   -------     --------    -------     --------   -------     ---------  -------

Income before income taxes                  17,641       20.2      13,252        18.5      32,743       19.0       25,710      18.2
Provision for income taxes                  (6,757)      (7.7)     (4,962)       (6.9)    (12,489)      (7.3)      (9,703)     (6.8)
                                           --------   -------     --------    -------     --------   -------     ---------  -------

Net income                              $   10,884       12.5%  $   8,290        11.6%  $  20,254       11.7%   $  16,007      11.4%
                                           ========   =======     ========    =======     ========   =======     =========  =======


Revenues
Total revenues for the second quarter of fiscal 1999 increased 21.2% or $15.2 million over the comparable period in fiscal 1998. Of this increase, $10.5 million of the growth resulted from a 26.1% increase in software license fee revenue, $2.9 million from a 17.7% increase in services revenue and $1.8 million from a 13.0% increase in maintenance fee revenue.

Total revenues for the first half of fiscal 1999 increased 22.9% or $32.2 million over the comparable period in fiscal 1998. Of this increase, $18.0 of the growth resulted from a 22.9% increase in software license fee revenue, $10.3 million from a 31.7% increase in services revenue and $4.2 million from a 15.5% increase in maintenance fee revenue. During the first half of fiscal 1999, 52% of total revenues resulted from international operations as compared to 55% for all of fiscal 1998.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 ATM and POS products and System Solutions products accompanied by the continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $14.0 million in the second quarter of fiscal 1999 compared to $10.9 million in the second quarter of fiscal 1998. MLF revenue was $26.0 million in the first half of fiscal 1999 compared to $20.4 million in the first half of fiscal 1998.

The growth in services revenue for the second quarter and first half of fiscal 1999 is the result of increased demand for technical and project management services resulting from the increased installed base of the Company's products and, in the first quarter of fiscal 1999, to an increase in services provided to customers implementing Year 2000 compliant IT systems. The Company does not anticipate growth in services revenue throughout the remainder of fiscal 1999 as the Company believes customers, who have or will purchase the Company's products, may defer purchasing technical services until after December 31, 1999.

The paragraph above contains forward-looking statements. Accordingly, there can be no assurance the forward-looking statements will be accurate indicators of future actual results and it is likely that actual results will differ from results projected in forward-looking statements. Such differences may be material.

The increase in maintenance fee revenue for the second quarter and first half of fiscal 1999 is a result of the continued growth of the installed base of the Company's products.

Expenses
Total operating expenses for the second quarter of fiscal 1999 increased 18.0% or $10.7 million over the comparable period in fiscal 1998. Total operating expenses for the first half of fiscal 1999 increased 21.2% or $24.6 million over the comparable period in fiscal 1998. The increase is due to increased staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,945 at March 31, 1998 to 2,288 at March 31, 1999.

The Company's operating margin for the second quarter of fiscal 1999 was 19.5% as compared to 17.4% for the comparable period in fiscal 1998. Operating margin for the first half of fiscal 1999 was 18.5% as compared to 17.3% for the first half of fiscal 1998. This improvement is due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees).

Transaction related expenses of $653,000 incurred in the first quarter of 1999 include legal, accounting, investment banking fees and other non-recurring expenses associated with the acquisition of MINT which was accounted for as a pooling of interests.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $15.2 million in the second quarter of fiscal 1998 to $21.7 million in the second quarter of fiscal 1999. EBITDA increased from $29.6 million in the first half of fiscal 1998 to $40.2 million in the first half of fiscal 1999. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods.

Income Taxes
The effective tax rates for the second quarter and first half of fiscal 1999 were 38.3% and 38.1%, respectively. This compares to 38.0% for all of fiscal 1998.

As of March 31, 1999, the Company has deferred tax assets of $16.3 million and deferred tax liabilities of $0.3 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $5.9 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $10.4 million as of March 31, 1999.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be further reduced.

Backlog
As of March 31, 1999 and 1998, the Company had non-recurring revenue backlog of $35.3 million and $28.6 million in software license fees, respectively, and $28.9 million and $24.7 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of March 31, 1999 and 1998, the Company had recurring revenue backlog of $136.8 million and $103.4 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Liquidity and Capital Resources
As of March 31, 1999, the Company had working capital of $78.4 million which includes cash and cash equivalents of $62.6 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires on June 30, 1999.

During the six months ended March 31, 1999, the Company's cash flow from operations amounted to $9.6 million and cash used in investing activities amounted to $12.0 million. Of the $12.0 million of cash used in investing activities, $5.1 million was used in the acquisition of businesses. This is comprised of $3.6 million to purchase the net assets of USPI, $3.5 to purchase the remaining 49% interest in the Company's South African subsidiary, offset by $2.0 million cash acquired in the purchase of Insession.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In November 1998 the Company acquired 100% of MINT in exchange for 740,000 shares of the Company's Class A Common Stock. In December 1998 the Company acquired the remaining interests in the net assets of USPI for $3.6 million in cash and the forgiveness of $5.6 million of debt owed to TSA. In March 1999, the Company acquired approximately 78% of the outstanding stock of Insession in exchange for 730,000 shares of the Company's Class A Common Stock and $5.0 million cash paid in April 1999.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet the Company's working capital requirements for the foreseeable future.

Year 2000
Year 2000 problems may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the year, without considering the ability of the program to properly distinguish the upcoming century change in the Year 2000. In addition, the Year 2000 is a special-case leap year and some programs may drop February 29th from their internal calendars. Certain other dates may present problems because of the way the digits are interpreted. Because the Company's business is based on the licensing of applications software, the Company's business would be adversely impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations.

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

The Company adopted a methodology for reviewing its licensed software consisting of four categories. The categories are (1) preparation,
(2) analysis and remediation, (3) testing, and (4) delivery. The Company developed tools during the preparation phase of the project which were utilized during the analysis and testing phases. The tools were subsequently made available to the Company's customers at no charge. The Company believes that its remediation efforts with respect to its software products will prove to be successful. The Company's belief is based on testing by the Company of its software products by using testing tools simulating dates and testing by many of its customers who have in turn completed their own Year 2000 testing. Year 2000 compliant versions of its software products ("Compliant Software")
have been made available by the Company to customers in a timely manner and its communication efforts have been proactive and ongoing. The Company continues to actively monitor the status and progress of customers and distributors and assess the risk associated in those cases where the customer has not taken delivery of the Compliant Software or may have not made satisfactory progress in their own Year 2000 testing.

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

Recognizing the importance of communications regarding and organization of Year 2000 tasks and responsibilities, the Company has embraced a management approach utilizing central coordination with distributed administration over geographic and business units. This approach mirrors the Company's organization and ensures that Year 2000 Communications Managers are deployed and managing tasks in close proximity to actual efforts. Those efforts are then reported centrally to upper management. The approach also ensures that customers are kept informed of product and Company activities relating to the Year 2000 and that the Company is able to measure progress and plan support for customers' Year 2000 projects.

Current Status. Following analysis, remediation and testing efforts, the Company began shipping Year 2000 compliant versions of its major licensed software applications in March of 1997. As efforts were completed on other applications, they too were shipped to customers so that they could be upgraded as part of the customers own Year 2000 projects. As of April 1999, 98% of all of the Company's licensed software applications are compliant and available to customers. The remaining applications are expected to be complete during the second calendar quarter of 1999. The Company continues to conduct analysis of newly acquired software products with appropriate measurement and documentation in accordance with the Year 2000 methodology in place.

With respect to the IT and non-IT systems, remediation and replacement is underway and has been substantially completed in the most critical areas. The internal accounting systems utilized by the Company and most of the subsidiaries have been replaced and are in production. Replacement or remediation of accounting systems for the other subsidiaries is currently underway and is expected to be implemented by June of 1999. The overall IT and non-IT project is approximately 70% complete. As new IT and non-IT purchases are made, each is scrutinized and inventoried for Year 2000 compliance. The Company currently anticipates it will complete its Year 2000 IT and non-IT compliance efforts by June of 1999.

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

Costs. The Company expects to incur project costs of approximately $10 million over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing;
(ii) internal staff costs related to IT and non-IT compliance; (iii) hardware and software cost for replacement of IT systems; and (iv) costs related to non-IT compliance involving embedded systems and consulting services. Cost incurred from the beginning of the project in 1996 through March 1999 have totaled approximately $8.0 million. The Company expects to incur an additional $2.0 million over the remaining life of the Year 2000 project. All costs related to the Year 2000 project are being expensed as incurred. The estimated remaining costs are based on currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

Risks. The Company believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. Those parties include computer hardware system providers on which the Company and its customers rely as well as service providers such as those providing telecommunications and electricity. Failure or disruption of such services or systems could adversely affect operations and the Company's ability to support its customers. The second most likely Year 2000 risk relates to the Company's products that are used in conjunction with software products developed by other vendors or by customers who have developed their own applications for use with the Company's products, which may not be Year 2000 compliant. Since the majority of the Company's customers utilize the Company's software products for authorization, routing, or processing of financial transactions, the failure of such customers' systems, which may be particularly susceptible to Year 2000 compliance issues, could impact the transaction volume processed by the customers thereby reducing transaction fees paid by customers with usage based fee contracts. Failures of such systems could also increase the efforts required by the Company to assist customers with resolving problems unrelated to the Company's licensed products. The third most likely Year 2000 risk relates to certain foreign countries in which the Company operates and the Company's customers in such countries which are not acting to sufficiently remediate Year 2000 issues. Some customers outside of the United States have chosen to concentrate on issues other than the Year 2000. Without concentrating on the Year 2000 upgrade and testing efforts, such customers will not be prepared and may require additional support to assist them. Commercial risks are associated with operating in countries which are not prepared for the Year 2000.

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

Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk for the three and six month periods ended March 31, 1999. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 for additional discussion regarding quantitative and qualitative disclosure about market risk.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Registrant's annual meeting of stockholders was held on February 23, 1999. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

                  1.  Election of Directors
                                                    For            Withheld
                                                    -----------------------

                      William E. Fisher           25,936,241     23,179
                      David C. Russell            25,915,881     43,539
                      Promod Haque                25,934,921     25,171
                      Charles E. Noell, III       25,934,321     25,099
                      Jim D. Kever                25,934,921     24,499
                      Larry G. Fendley            25,927,991     31,429

                  2.  Approval of 1999 Stock Option Plan

                      For: 20,182,394        Against: 5,733,137
                      Abstain: 43,889        Broker Non-vote: 0

                  3.  Approval of 1999 Employee Stock Purchase Plan

                      For: 25,633,015        Against: 284,773
                      Abstain: 41,632        Broker Non-vote: 0

                  4. Ratification of Appointment of Arthur Andersen LLP as Independent Auditors for 1999

                      For: 25,924,706        Against: 4,898
                      Abstain: 29,816        Broker Non-vote: 0


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

Dated:   May  17, 1999


                                   TRANSACTION SYSTEMS ARCHITECTS, INC
                                   (Registrant)


                                    /s/   Dwight G. Hanson
                                    ---------------------------------
                                          Dwight G. Hanson
                                          Vice President of Finance
                                         (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS


Exhibit
Number                     Description


27.00                      Financial Data Schedule