Form 10-Q
period 1999-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1999-08-16
CIK 935036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes[ X ] No[  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


          32,551,024 shares of Class A Common Stock at August 12, 1999

================================================================================

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                TABLE OF CONTENTS



                                                                           Page
                                                                          ------
                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of June 30, 1999
         and September 30, 1998                                               3

         Condensed Consolidated Statements of Income for the three
         and nine months ended June 30, 1999 and 1998                         4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements               6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          14


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

Index to Exhibits                                                            17

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                            June 30,             September 30,
                                                                              1999                   1998
                                                                       ------------------      ----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $          62,613       $        63,648
     Marketable securities                                                         9,532                 2,188
     Billed receivables, net                                                      57,076                58,080
     Accrued receivables                                                          39,181                33,000
     Deferred income taxes                                                         7,064                 4,921
     Other                                                                         4,334                 3,585
                                                                       ------------------      ----------------

          Total current assets                                                   179,800               165,422

Property and equipment, net                                                       20,722                21,001
Software, net                                                                     23,997                 7,172
Intangible assets, net                                                            56,523                 9,385
Installment receivables                                                           12,963                 2,056
Investments and notes receivable                                                   3,568                16,754
Other                                                                              4,785                 4,517
                                                                       ------------------      ----------------

          Total assets                                                 $         302,358       $       226,307
                                                                       ==================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $           1,075       $         1,078
     Accounts payable                                                             10,333                13,720
     Accrued employee compensation                                                 6,429                 8,426
     Accrued liabilities                                                          16,191                14,826
     Income taxes                                                                  8,930                 4,784
     Deferred revenue                                                             46,530                35,594
                                                                       ------------------      ----------------

          Total current liabilities                                               89,488                78,428

Long-term debt                                                                     1,860                 2,002
                                                                       ------------------      ----------------

          Total liabilities                                                       91,348                80,430
                                                                       ------------------      ----------------

Stockholders' equity:
     Class A Common Stock                                                            160                   150
     Class B Common Stock                                                              -                     6
     Additional paid-in capital                                                  146,355               112,400
     Retained earnings                                                            70,411                38,220
     Accumulated translation adjustments                                          (3,936)               (2,075)
     Unrealized investment holding loss                                           (1,968)               (2,812)
     Treasury stock, at cost                                                         (12)                  (12)
                                                                       ------------------      ----------------

          Total stockholders' equity                                             211,010               145,877
                                                                       ------------------      ----------------

          Total liabilities and stockholders' equity                   $         302,358       $       226,307
                                                                       ==================      ================

See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)


                                                  Three Months Ended June 30,       Nine Months Ended June 30,
                                                 ------------------------------   ------------------------------
                                                       1999              1998           1999              1998
                                                 ------------      ------------   ------------      ------------
 Revenues:
   Software license fees                         $    53,259       $    42,923    $   149,888       $   121,570
   Maintenance fees                                   16,042            14,664         47,605            41,999
   Services                                           18,858            18,188         61,462            50,534
   Hardware, net                                         967             1,232          3,192             3,726
                                                 ------------      ------------   ------------      ------------

     Total revenues                                   89,126            77,007        262,147           217,829
                                                 ------------      ------------   ------------      ------------

 Expenses:
   Cost of software license fees                      10,381             9,220         32,153            26,518
   Cost of maintenance and services                   17,740            18,126         56,071            50,580
   Research and development                            8,711             6,797         25,447            19,209
   Selling and marketing                              17,495            15,682         50,821            45,096
   General and administrative:
     General and administrative costs                 14,639            13,717         43,984            37,828
     Amortization of goodwill and
       purchased intangibles                           1,572               347          3,121             1,076
                                                 ------------      ------------   ------------      ------------

     Total  expenses                                  70,538            63,889        211,597           180,307
                                                 ------------      ------------   ------------      ------------

 Operating income                                     18,588            13,118         50,550            37,522
                                                 ------------      ------------   ------------      ------------

 Other income (expense):
   Interest income                                       706               863          2,130             2,310
   Interest expense                                      (77)              (46)          (236)             (144)
   Transaction related expenses                            -                 -           (653)                -
   Other                                                (131)             (226)            37              (266)
                                                 ------------      ------------   ------------      ------------

     Total other                                         498               591          1,278             1,900
                                                 ------------      ------------   ------------      ------------

 Income before income taxes                           19,086            13,709         51,828            39,422
 Provision for income taxes                           (7,237)           (5,134)       (19,726)          (14,836)
                                                 ------------      ------------   ------------      ------------

 Net income                                      $    11,849       $     8,575    $    32,102       $    24,586
                                                 ============      ============   ============      ============

 Earnings Per Share Data:
   Basic:
     Net income                                  $      0.37       $      0.28    $      1.02       $      0.81
                                                 ============      ============   ============      ============

     Average shares outstanding                       32,016            30,352         31,465            30,176
                                                 ============      ============   ============      ============

   Diluted:
     Net income                                  $      0.36       $      0.27    $      1.00       $      0.79
                                                 ============      ============   ============      ============

     Average shares outstanding                       32,650            31,230         32,214            31,107
                                                 ============      ============   ============      ============


 See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                 Nine months ended June 30,
                                                                             -----------------------------------
                                                                                    1999               1998
                                                                             ----------------   ----------------

Cash flows from operating activities:
    Net  income                                                              $        32,102     $       24,586
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                  6,074              4,627
         Amortization                                                                  8,619              3,576
         Changes in operating assets and liabilities:
           Billed and accrued receivables                                             (4,720)           (13,199)
           Other current and noncurrent assets                                       (13,304)              (377)
           Accounts payable                                                              (72)               253
           Deferred revenue                                                            4,774              5,360
           Other current and noncurrent liabilities                                   (8,440)              (716)
                                                                             ----------------   ----------------

                   Net cash provided by operating activities                          25,033             24,110
                                                                             ----------------   ----------------

Cash flows from investing activities:
    Purchases of property and equipment                                               (5,026)            (5,885)
    Purchases of software                                                             (5,560)            (2,406)
    Purchase of marketable securities                                                 (6,500)                 -
    Acquisition of businesses, net of cash acquired                                   (9,967)              (253)
    Additions to investment and notes receivable                                        (602)           (11,873)
                                                                             ----------------   ----------------

                   Net cash used in investing activities                             (27,655)           (20,417)
                                                                             ----------------   ----------------

Cash flows from financing activities:
    Proceeds from issuance of Class A Common Stock                                       755                693
    Proceeds from sale and exercise of stock options                                   2,114              1,676
    Other                                                                                  -               (865)
    Payments of long-term debt                                                        (1,350)              (938)
                                                                             ----------------   ----------------

                   Net cash provided by financing activities                           1,519                566
                                                                             ----------------   ----------------

Effect of exchange rate fluctuations on cash                                              68               (588)
                                                                             ----------------   ----------------

(Decrease) increase in cash and cash equivalents                                      (1,035)             3,671

Cash and cash equivalents, beginning of period                                        63,648             52,855
                                                                             ----------------   ----------------

Cash and cash equivalents, end of period                                     $        62,613    $        56,526
                                                                             ================   ================

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

The condensed consolidated financial statements at June 30, 1999 and for the three and nine months ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999.

The  condensed  consolidated  financial  statements  include  all  domestic  and
foreign   subsidiaries   which  are  more   than  50%   owned  and   controlled.
Investments in companies less than 20% owned are carried at cost.

2.  Acquisitions

In November 1998, the Company and Media Integration BV (MINT) completed a stock exchange transaction which resulted in MINT becoming a wholly-owned subsidiary of the Company. MINT's products are used to issue and manage multi-functional applications on smart cards. Shareholders of MINT received
740,000  shares  of TSA  Class A  Common  Stock  in  exchange  for  100% of MINT shares. The stock exchange was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been retroactively restated to include the historical results for MINT for all periods presented.

In March 1999, the Company acquired approximately 78% of the outstanding shares of Insession, Inc. (Insession) for approximately 730,000 shares of TSA Class A Common Stock, valued at approximately $28.3 million, and $5.0 million cash paid in April 1999. The Company previously (January 1996) acquired a 6% minority interest in Insession for $1.5 million in cash. The Company is the exclusive distributor of Insession's System Network Architecture (SNA) connectivity tool, known as ICE, which facilitates connectivity between Compaq and IBM computers. The transaction was recorded as a purchase and resulted in the recording of approximately $35.6 million of Goodwill which is being amortized over 10 years and approximately $15.4 million of Purchased Software which is being amortized over 3 years. In August 1999, the Company reached an agreement in principle to acquire the remaining 16% of the outstanding shares of Insession for $6.0 million cash to be paid in August 1999 ($3.0 million) and in October 1999 ($3.0 million).

In July 1999, the Company and SDM International, Inc. (SDM) completed a stock exchange transaction which resulted in SDM becoming a wholly-owned subsidiary of the Company. The sole stockholder of SDM received 475,000 shares of TSA Class A Common Stock in exchange for 100% of SDM's Common Stock. The stock exchange will be accounted for as a purchase.

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

The Company has concluded that for certain fiscal 1999 software arrangements with extended payment terms, revenue should be recognized upon delivery in accordance with the provisions of SOP 97-2 as previously described. Software license fee revenue, net of third party royalties, recognized for the three and nine months ended June 30, 1999, related to these arrangements where the Company has overcome the presumption that the software fees are not fixed or determinable totaled $18.9 million and $37.5 million, respectively.

4.  Marketable Securities

In June 1999, the Company entered into a transaction with Digital Courier Technologies, Inc. (DCTI), whereby the Company acquired 1.25 million shares of DCTI's Common Stock for $6.5 million. In addition, the Company received warrants to purchase an additional 1.0 million shares at an exercise price of $5.20 per share (subject to adjustment). DCTI supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery software. The Company has an exclusive, worldwide right to market DCTI's e-commerce payments technology. The Company has accounted for the investment in DCTI's Common Stock and warrants in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The investment in marketable securities described above and the Company's investment in Nestor, Inc. (Nestor) have been classified as available-for-sale and recorded at fair market value, which is estimated based on quoted market prices. Net unrealized holding gains and losses, net of the related tax effect, if any, are reported as a separate component of stockholders' equity. Unrealized gains and losses are determined by specific identification.

5.  Comprehensive Income

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of comprehensive income were as follows (in thousands):


                                                    Three months ended             Nine months ended
                                                         June 30,                      June 30,
                                                 --------------------------    --------------------------
                                                     1999          1998            1999          1998
                                                 ------------  ------------    ------------  ------------
Net income                                       $    11,849   $     8,575     $    32,102   $    24,586
Unrealized investment holding gain and losses            687             -             844             -
Foreign currency translation adjustments                  29        (1,619)         (1,861)       (2,308)
                                                 ------------  ------------    ------------  ------------

Comprehensive income                             $    12,565   $     6,956     $    31,085   $    22,278
                                                 ============  ============    ============  ============


6.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is consistent with the calculation of basic net income per share while giving effect to dilutive potential shares outstanding during the period. For all periods presented, dilutive potential shares consisted entirely of stock options.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                                 Three Months Ended June 30,                   Nine Months Ended June 30,
                                          -------------------------------------------  --------------------------------------------
                                                  1999                   1998                  1999                   1998
                                          --------------------   --------------------  ---------------------   --------------------
                                                       % of                   % of                   % of                   % of
                                            Amount    Revenue      Amount    Revenue      Amount    Revenue      Amount    Revenue
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

Revenues:
    Software license fees                 $ 53,259       59.8 %  $ 42,923       55.7 % $  149,888      57.2 %  $ 121,570      55.8 %
    Maintenance fees                        16,042       18.0      14,664       19.0       47,605      18.2       41,999      19.3
    Services                                18,858       21.2      18,188       23.6       61,462      23.4       50,534      23.2
    Hardware, net                              967        1.0       1,232        1.7        3,192       1.2        3,726       1.7
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

        Total revenues                      89,126      100.0      77,007      100.0      262,147     100.0      217,829     100.0
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

Expenses:

    Cost of software license fees           10,381       11.6       9,220       12.0       32,153      12.3       26,518      12.2
    Cost of maintenance and services        17,740       19.9      18,126       23.5       56,071      21.4       50,580      23.2
    Research and development                 8,711        9.8       6,797        8.8       25,447       9.7       19,209       8.8
    Selling and marketing                   17,495       19.6      15,682       20.4       50,821      19.4       45,096      20.7
    General and administrative:
      General and administrative costs      14,639       16.4      13,717       17.8       43,984      16.7       37,828      17.4
      Amortization of goodwill and
        purchased intangibles                1,572        1.8         347        0.5        3,121       1.2        1,076       0.5
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

        Total  expenses                     70,538       79.1      63,889       83.0      211,597      80.7      180,307      82.8
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

Operating income                            18,588       20.9      13,118       17.0       50,550      19.3       37,522      17.2
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

Other income (expense):
    Interest income                            706        0.7         863        1.1        2,130       0.7        2,310       1.1
    Interest expense                           (77)      (0.1)        (46)      (0.1)        (236)      0.0         (144)     (0.1)
    Transaction related expenses                 -        0.0           -        0.0         (653)     (0.2)           -       0.0
    Other                                     (131)      (0.1)       (226)      (0.2)          37       0.0         (266)     (0.1)
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

        Total other                            498        0.5         591        0.8        1,278       0.5        1,900       0.9
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

Income before income taxes                  19,086       21.4      13,709       17.8       51,828      19.8       39,422      18.1
Provision for income taxes                  (7,237)      (8.1)     (5,134)      (6.7)     (19,726)     (7.6)     (14,836)     (6.8)
                                          ---------  ---------   ---------  ---------  ----------- ---------   ---------- ---------

Net income                                $ 11,849       13.3 %  $  8,575       11.1 % $   32,102      12.2 %  $  24,586      11.3 %
                                          =========  =========   =========  =========  =========== =========   ========== =========

Revenues
Total revenues for the third quarter of fiscal 1999 increased 15.7% or $12.1 million over the comparable period in fiscal 1998. Of this increase, $10.3 million of the growth resulted from a 24.1% increase in software license fee revenue, $700,000 from a 3.7% increase in services revenue and $1.4 million from a 9.4% increase in maintenance fee revenue.

Total revenues for the first three quarters of fiscal 1999 increased 20.4% or $44.3 million over the comparable period in fiscal 1998. Of this increase, $28.3 of the growth resulted from a 23.3% increase in software license fee revenue, $10.9 million from a 21.6% increase in services revenue and $5.6 million from a 13.4% increase in maintenance fee revenue. During the first three quarters of fiscal 1999, 52% of total revenues resulted from international operations as compared to 55% for all of fiscal 1998.

The growth in software license fee revenue is the result of increased demand for the Company's BASE24 ATM and POS products and System Solutions products accompanied by the continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $14.1 million in the third quarter of fiscal 1999 compared to $11.5 million in the third quarter of fiscal 1998. MLF revenue was $40.1 million in the first three quarters of fiscal 1999 compared to $31.9 million in the first three quarters of fiscal 1998.

The growth in services revenue for the third quarter and first three quarters of fiscal 1999 is the result of increased demand for technical and project management services resulting from the increased installed base of the Company's products and, in the first quarter of fiscal 1999, to an increase in services provided to customers implementing Year 2000 compliant IT systems. The Company does not anticipate growth in services revenue throughout the remainder of fiscal 1999 as the Company believes customers, who have or will purchase the Company's products, may defer purchasing technical services until after December 31, 1999.

The preceding sentence contains a forward-looking statement. There can be no assurance the forward-looking statement will be an accurate indicator of future actual results and actual results may differ from results projected in the forward-looking statement. Such differences may be material. Factors that could cause actual results to differ include, but are not limited to, changes in customers buying patterns, changes in the conditions of the banking industry, timing of executed customer contracts and the severity of customer Year 2000 issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" for additional discussion on Year 2000 risks.

The increase in maintenance fee revenue for the third quarter and first three quarters of fiscal 1999 is a result of the continued growth of the installed base of the Company's products.

Expenses
Total operating expenses for the third quarter of fiscal 1999 increased 10.4% or $6.6 million over the comparable period in fiscal 1998. Total operating expenses for the first three quarters of fiscal 1999 increased 17.4% or $31.3 million over the comparable period in fiscal 1998. The increase is due to increased staff required to support the increased demand for the Company's products and services. Total staff (including both employees and independent contractors) increased from 1,980 at June 30, 1998 to 2,252 at June 30, 1999.

The Company's operating margin for the third quarter of fiscal 1999 was 20.9% as compared to 17.0% for the comparable period in fiscal 1998. Operating margin for the first three quarters of fiscal 1999 was 19.3% as compared to 17.2% for the first three quarters of fiscal 1998. This improvement is due to the impact of the growth in the Company's recurring revenues (MLF's, maintenance and facilities management fees).

Transaction related expenses of $653,000 incurred in the first quarter of 1999 include legal, accounting, investment banking fees and other non-recurring expenses associated with the acquisition of MINT which was accounted for as a pooling of interests.

EBITDA
The Company's earnings before interest expense, income taxes, depreciation and amortization (EBITDA) increased from $16.1 million in the third quarter of fiscal 1998 to $25.0 million in the third quarter of fiscal 1999. EBITDA increased from $45.7 million in the first three quarters of fiscal 1998 to $65.3 million in the first three quarters of fiscal 1999. The increase in EBITDA can be attributed to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating
expenses.   EBITDA is not intended to represent cash flows for the periods.

Income Taxes
The effective tax rates for the third quarter and first three quarters of fiscal 1999 were 37.9% and 38.1%, respectively. This compares to 38.0% for all of fiscal 1998.

As of June 30, 1999, the Company has deferred tax assets of $16.2 million and deferred tax liabilities of $0.3 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $7.1 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $9.1 million as of June 30, 1999.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be further reduced.

Backlog
As of June 30, 1999 and 1998, the Company had non-recurring revenue backlog of $31.5 million and $29.3 million in software license fees, respectively, and $24.0 million and $29.5 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of June 30, 1999 and 1998, the Company had recurring revenue backlog of $138.5 million and $108.7 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Liquidity and Capital Resources
As of June 30, 1999, the Company had working capital of $90.3 million which includes cash and cash equivalents of $62.6 million. The Company has a $10 million bank line of credit of which there are no borrowings outstanding. The bank line of credit expires on June 30, 2000.

During the nine months ended June 30, 1999, the Company's cash flow from operations amounted to $25.0 million and cash used in investing activities amounted to $27.7 million. Of the $27.7 million of cash used in investing activities, $10.0 million was used in the acquisition of businesses. This is comprised of $3.6 million to purchase the net assets of USPI, $3.5 to purchase the remaining 49% interest in the Company's South African subsidiary, and $2.9 million for the purchase of Insession. Also included in cash used in investing activities is $6.5 million in cash used to acquire an 11.6% minority interest in Digital Courier Technologies, Inc. (Nasdaq: DCTI) in June 1999.

In the normal course of business, the Company evaluates potential acquisitions of complementary businesses, products or technologies. In November 1998, the Company acquired 100% of MINT in exchange for 740,000 shares of the Company's Class A Common Stock. In December 1998, the Company acquired the remaining interests in the net assets of USPI for $3.6 million in cash and the forgiveness of $5.6 million of debt owed to TSA. In March 1999, the Company acquired approximately 78% of the outstanding stock of Insession in exchange for 730,000 shares of the Company's Class A Common Stock and $5.0 million cash paid in April 1999. In July 1999 the Company acquired 100% of SDM International, Inc. in exchange for 475,000 shares of the Company's Class A Common Stock. In August 1999, the Company reached an agreement to acquire the remaining 16% of the outstanding shares of Insession for $6.0 million cash to be paid in August 1999 ($3.0 million) and in October 1999 ($3.0 million).

In March 1999, the Company extended a $1.0 million line of credit agreement to Nestor, Inc. (Nestor). Nestor is a provider of neural-network solutions for financial, Internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product. The line of credit is secured by future royalties owed by the Company to Nestor. At June 30, 1999, there are no borrowings against this line of credit.

In May 1999, the Company announced that its Board of Directors authorized the Company to repurchase up to two million of its outstanding common shares through February of 2000.

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

Current Status. Following analysis, remediation and testing efforts, the Company began shipping Year 2000 compliant versions of its major licensed software applications in March of 1997. As efforts were completed on other applications, they too were shipped to customers so that they could be upgraded as part of the customers' own Year 2000 projects. As of June 1999, 100% of all of the Company's licensed software applications are compliant and available to customers. The Company continues to conduct analysis of newly acquired software products with appropriate measurement and documentation in accordance with the Year 2000 methodology in place.

With respect to the IT and non-IT systems, remediation and replacement is underway and has been substantially completed in the most critical areas. The internal accounting systems utilized by the Company and its subsidiaries have been replaced where necessary. The overall IT and non-IT project is approximately 80% complete. As new IT and non-IT purchases are made, each is scrutinized and inventoried for Year 2000 compliance. The Company currently anticipates it will complete its Year 2000 IT and non-IT compliance efforts by September of 1999.

The majority of the embedded systems on which the Company relies in its day to day operations around the world are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company has sent letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company has received responses from more than 80% of its lessors indicating that the systems in the buildings either already are, or are expected to be before the end of 1999, Year 2000 compliant. Those systems not owned by and managed by lessors have undergone a similar inventory and certification gathering. The Company will prioritize systems and develop necessary test plans based on the further responses it continues to receive, or not to receive, to its letters.

The Company is developing contingency plans for support of its customers prior to, during, and following the "Year 2000 weekend". Such plans will incorporate, but not be limited to, distribution of support personnel in locations around the world, backup plans for telecommunications, decision and notification hierarchy, and other infrastructure support. Contingency plans are presently anticipated to be complete by September of 1999.

Costs. The Company expects to incur project costs of approximately $10 million over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing;
(ii) internal staff costs related to IT and non-IT compliance; (iii) hardware and software cost for replacement of IT systems; and (iv) costs related to non-IT compliance involving embedded systems and consulting services. Costs incurred from the beginning of the project in 1996 through June 1999 have totaled approximately $8.5 million. The Company expects to incur an additional $1.5 million over the remaining life of the Year 2000 project. All costs related to the Year 2000 project are being expensed as incurred. The estimated remaining costs are based on currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

Risks. The Company believes that the most likely Year 2000 risks relate to third parties with which it has material relationships. Those parties include computer hardware system providers on which the Company and its customers rely as well as service providers such as those providing telecommunications and electricity. Failure or disruption of such services or systems could adversely affect operations and the Company's ability to support its customers. The second most likely Year 2000 risk relates to the Company's products that are used in conjunction with software products developed by other vendors or by customers who have developed their own applications for use with the Company's products, which may not be Year 2000 compliant. Since the majority of the Company's customers utilize the Company's software products for authorization, routing, or processing of financial transactions, the failure of such customers' systems, which may be particularly susceptible to Year 2000 compliance issues, could impact the transaction volume processed by the customers thereby reducing transaction fees paid by customers with usage based fee contracts. Failures of such systems could also increase the efforts required by the Company to assist customers with resolving problems unrelated to the Company's licensed products. The third most likely Year 2000 risk relates to certain foreign countries in which the Company operates and the Company's customers in such countries that are not acting to sufficiently remediate Year 2000 issues. Some customers outside of the United States have chosen to concentrate on issues other than the Year 2000. Without concentrating on the Year 2000 upgrade and testing efforts, such customers will not be prepared and may require additional support to assist them.
Commercial risks are associated with operating in countries that are not prepared for the Year 2000.

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

Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk for the three and nine month periods ended June 30, 1999. See the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 for additional discussion regarding quantitative and qualitative disclosure about market risk.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

          On June 14, 1999, HNC Software Inc. filed a complaint against the Company and its wholly-owned subsidiary, ACI Worldwide, Inc. in the United States District Court for the Southern District of California, San Diego Division. The complaint alleges, among other things, patent infringement, unfair competition, false advertising, and trade libel relating to ACI Worldwide's distribution of PRISM, a fraud detection software product. ACI distributes PRISM pursuant to a license agreement with Nestor, Inc., a company in which TSA is a minority stockholder. The complaint seeks injunctive relief and unspecified damages including treble damages, costs, attorneys' fees and various other forms of relief. On November 25, 1998, Nestor had itself filed a complaint in the United States District Court for the District of Rhode Island against HNC Software alleging, among other things, infringement of a patent relating to PRISM and antitrust violations. HNC Software has filed a counterclaim in the Rhode Island lawsuit alleging infringement by Nestor of HNC Software's patents which claims are essentially the same as those filed by HNC Software against the Company and ACI Worldwide in the San Diego lawsuit. Neither the Company nor ACI Worldwide was a party to the Rhode Island lawsuit. However, because the same patents and the same products are at issue in both lawsuits, the Company and ACI Worldwide are seeking to have the San Diego lawsuit transferred to Rhode Island and consolidated with the proceedings there. Whatever the final procedural posture of the lawsuit, the Company intends to vigorously defend against HNC Software's allegations.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           27.00    Financial Data Schedule

                  (b)  Reports on Form 8-K

                           None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 16, 1999


                                             TRANSACTION SYSTEMS ARCHITECTS, INC
                                             (Registrant)


                                             /s/ Dwight G. Hanson
                                             ------------------------------
                                                 Dwight G. Hanson
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                               INDEX TO EXHIBITS



Exhibit
Number                     Description


27.00                      Financial Data Schedule