Form 10-K
period 1999-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 1999-12-29
CIK 935036

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-25346
                            ------------------------

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

                                Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of December 17, 1999, there were outstanding 32,623,131 shares of the Company's Class A Common Stock, par value $.005. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the last sale price of $26.75 per share for the registrant's common stock as of such date) was $872,668,754.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held February 22, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                 1999 FORM 10-K
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
                                      PART I

Item 1.      Business....................................................         3
Item 2.      Properties..................................................        14
Item 3.      Legal Proceedings...........................................        14
Item 4.      Submission of Matters to a Vote of Security Holders.........        14

                                      PART II

Item 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................        15
Item 6.      Selected Financial Data.....................................        16
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................        17
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................        28
Item 8.      Financial Statements and Supplementary Data.................        29
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................        53

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant..........        53
Item 11.     Executive Compensation......................................        53
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................        53
Item 13.     Certain Relationships and Related Transactions..............        53

                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................        53

Signatures...............................................................        56

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Transaction Systems Architects, Inc. ("TSA" or the "Company") develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. The Company's products are organized into four lines-of-business groups--Consumer Banking, Corporate Banking, Retail Solutions and System Solutions.

    - CONSUMER BANKING -- Products in this group represent the Company's largest product line and include it's most mature and well-established applications. These applications include the Company's BASE24, TRANS24, OCM24, Integrated Voice Response (IVR), Smart Card and Internet Banking
      (I24) product lines. Financial institutions and third-party processors use these products to route and process transactions for Automated Teller Machine (ATM) networks; process transactions from retailers using traditional Point of Sale (POS) devices and the Internet; handle Internet and phone banking transactions; control fraud and money laundering and issue and manage multi-functional applications on smart cards. Products in the Consumer Banking group represent approximately 73% of the Company's fiscal 1999 revenue.

    - CORPORATE BANKING -- The Company's Corporate Banking products include it's CO-ach, Money Transfer System (MTS) and MoneyNet products. The CO-ach product is used by financial institutions to automatically deposit paychecks and process other automated clearing house (ACH) transactions. Financial institutions use the MTS and MoneyNet products to automate the process by which institutions transfer high-value payments. Products in the Corporate Banking group represent approximately 8% of the Company's fiscal 1999 revenue.

    - RETAIL SOLUTIONS -- Retail Solutions products include BASE24-POS and WINPAY24 which are used by some of the world's largest retailers to route transactions from their ATM and POS networks; process Electronic Benefit Transfer (EBT) transactions, authorize checks, establish frequent shopper programs and control fraud. In addition, Retail Solutions products include E24 which allows retailers to process e-commerce payment transactions. Products in the Retail Solutions group represent approximately 6% of the Company's fiscal 1999 revenue.

    - SYSTEM SOLUTIONS -- Products in this group are used by a cross-section of customers in many industries to monitor mission critical systems, establish communication links between high-volume systems and handle intersystem messaging primarily through the use of the Company's ICE, NET24, Enguard and Extractor/Replicator products. Products in the System Solutions group represent approximately 13% of the Company's fiscal 1999 revenue.

    Products developed by the four lines-of-business groups are marketed and supported through the Company's wholly-owned subsidiary, ACI Worldwide Inc
(ACI). ACI sells and supports the products and services through three distribution networks: the Americas, Europe/Middle East/Africa (EMEA) and Asia/ Pacific. Each distribution network primarily uses its own sales force and supplements this with reseller and/or distributor networks.

    At September 30, 1999, the Company's customers include 111 of the
500 largest banks in the world, as measured by asset size, and 22 of the top 100 retailers in the United States as measured by revenue. As of September 30, 1999, the Company had 2,314 customers in 79 countries on six continents. During fiscal years 1999, 1998 and 1997, approximately 53%, 55% and 54%, respectively, of the Company's total revenues resulted from international operations and approximately 66%, 63% and 64% respectively, of its revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

ACQUISITIONS

    The Company completed several acquisitions during fiscal 1999, 1998 and 1997. The Company's acquisition strategy is focused primarily on two areas: (i) additional products and platforms to complement and enhance the Company's strategy of being the leading provider of electronic payments software for banks, retailers and other enterprises needing high-volume, reliable processing engines and (ii) geographic expansion into markets which have proven or have a high level of opportunity to embrace electronic payments.

    Acquisitions in fiscal 1999, 1998 and 1997 include the following:

Open System Solutions, Inc...............................  October 1996
Regency Voice Systems, Inc...............................  May 1997
IntraNet, Inc............................................  August 1998
Professional Resources, Inc. (PRI).......................  August 1998
Smart Card Integrators Ltd. (SCIL).......................  August 1998
Media Integration BV (MINT)..............................  November 1998
U.S. Processing, Inc. (USPI).............................  December 1998
Insession, Inc. (Insession)..............................  March 1999
SDM International, Inc. (SDM)............................  July 1999

    The acquisition of MINT reflects the Company's strategic decision to expand its smart card product expertise and product offerings. MINT's products are used to issue and manage multi-functional applications on smart cards. The acquisition of USPI provided the Company with service bureau processing capabilities. Due to on-going capital cost requirements, USPI was subsequently sold to First Data Resources in September of 1999. The acquisition of Insession provided the Company with complete control over the development and distribution of the ICE product. The Company was previously the exclusive distributor of the ICE product under an agreement with Insession that was due to expire in March 2001. Through the acquisition of SDM, the Company added the OCM24 electronic payments software solution that runs on IBM's Parallel Sysplex platform.

THE ELECTRONIC PAYMENTS MARKET

    The electronic payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including ATM networks, retail merchant locations and, increasingly, the Internet. The routing, control and settlement of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, 7 days a week.

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

PRODUCTS AND RELATED SERVICES

    The following table summarizes revenues by product (in thousands):

                                                  YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   ---------   ---------
Consumer Banking:
  BASE24....................................  $217,575    $173,507    $148,172
  Smart Card................................    11,620      10,079       5,616
  IVR Products..............................    10,144      11,535       9,851
  TRANS24...................................     8,377      14,573       9,699
  PRISM.....................................     3,773       1,255          --
  I24.......................................     1,685          11          --
  Other.....................................     3,256       4,987       1,676
                                              --------    --------    --------
                                               256,430     215,947     175,014
                                              --------    --------    --------
Corporate Banking:
  MTS.......................................    20,946      20,958      22,667
  MoneyNet..................................     4,027       3,478       4,201
  CO-ach....................................     3,402       5,494       3,795
  Other.....................................     1,686         895         400
                                              --------    --------    --------
                                                30,061      30,825      31,063
                                              --------    --------    --------
Retail Solutions:
  BASE24....................................    11,559      13,853       8,521
  WINPAY24..................................     4,217       3,617          --
  E24.......................................       225          --          --
  Other.....................................     6,578       5,553       7,955
                                              --------    --------    --------
                                                22,579      23,023      16,476
                                              --------    --------    --------
System Solutions:
  ICE.......................................    28,976      18,539      12,061
  Other (primarily services)................    16,748      10,915       9,535
                                              --------    --------    --------
                                                45,724      29,454      21,596
                                              --------    --------    --------
                                              $354,794    $299,249    $244,149
                                              ========    ========    ========

    The amounts in the above table include products and related services, including maintenance fees.

  CONSUMER BANKING AND RETAIL SOLUTIONS SOFTWARE PRODUCTS

    The Company's consumer banking and retail solutions software products include the following:

    BASE24. BASE24 is an integrated family of products marketed to customers operating electronic payment networks in the consumer banking and retail industries. The modular architecture of the products enables customers to select the application and system components that are required to operate their networks.

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

    OCM24. OCM24 is a comprehensive electronic payments solution that runs on the IBM S/390 Parallel Enterprise Server. OCM24 consists of integrated modules that delivers all of the ATM, POS, switching, cardholder management and encryption services needed to operate proprietary or inter-bank electronic payment networks.

    PRISM. PRISM is a software product which utilizes neural network technology to combat credit/ debit card fraud, application fraud, merchant fraud and bankruptcy detection. The neural network technology learns to recognize transaction patterns through modeling techniques.

    E24. E24 is the Company's e-commerce Internet payment processing solution for retailers, merchant processors and card issuers. E24 provides a secure, scalable, reliable Internet payment processing engine that complements existing mission critical systems. E24 includes a browser-based interface which makes managing Internet oriented transactions easier by integrating with BASE24 and WINPAY24 payment processing systems. E24 uses both Secure Socket Layer (SSL) and Secure Electronic Transaction (SET) security standards.

    I24. I24 is a set of on-line banking solutions for financial solutions providers. The I24 family of products provide financial institutions the ability to offer Internet banking solutions to its consumer banking and business banking customers. The I24 products provide financial institutions' consumer banking customers the ability to access account information, view and pay bills, initiate transactions and communicate with the financial institution. In addition, for a financial institutions business banking customers, I24 has Web-based cash management and customer relationship management capabilities.

    SMART CARD PRODUCTS. The Company's smart card solutions allow the use of stored-value and chip card authorization applications at smart card-enabled devices. The solutions facilitate authorization of funds transfers from existing accounts to cards. They also leverage chip technology to enhance debit/ credit card authentication and security. The smart card solutions preserve legacy investment by allowing the integration of these emerging technologies into existing electronic delivery environments.

    INTERACTIVE VOICE RESPONSE SOFTWARE. The Company markets an interactive voice response (IVR) software product which allows banks to offer their customers answers to routine questions such as balance inquiry, last deposit, maturity dates, transaction history, interest information, payment dates and amounts via telephone or personal computer inquiry. The IVR software product is targeted at small to mid-sized community banks and runs on personal computers.

  CORPORATE BANKING SOFTWARE PRODUCTS

    The Company has three primary corporate banking software products: (i) Money Transfer System (MTS), (ii) CO-ach and (iii) MoneyNet. MTS and MoneyNet are systems for generating, authorizing, routing, settling and controlling high-value wire transfer transactions in a secure, fault-tolerant environment. MTS communicates over proprietary networks using a variety of messaging formats, including CHIPS, S.W.I.F.T., Telex, FedWire and Fed Book Entry Securities. MoneyNet is primarily used domestically and is focused on the FedWire market. MTS operates on Digital's VAX VMS operating system and the IBM RS/6000 platform. MoneyNet operates exclusively on Compaq's NonStop Himalaya servers. CO-ach is a system for initiating, controlling, settling and reporting ACH transactions. ACH transactions are electronic payments that replace traditional paper checks. CO-ach is targeted at large ACH originators with high transaction volumes. In addition to large domestic ACH originators, the Company is marketing CO-ach to international markets, where standards similar to those in the U.S. for automated check clearing are emerging. CO-ach operates exclusively on Compaq's NonStop Himalaya servers.

  SYSTEM SOLUTIONS PRODUCTS

    The Company markets system software which involves a set of software tools that facilitate network monitoring, connectivity, management and integration. The Company distributes and supports its System Network Architecture (SNA) connectivity tool, known as ICE, which facilitates connectivity between Compaq and IBM computers. The Company has also developed NET24, a message-oriented middleware product that acts as the layer of software which manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects and Enguard, which is a proactive monitoring, alarm and dispatching software tool. In addition, the System Solutions products include Extractor/Replicator which is a data center management enhancement software product.

  SERVICES

    The following table summarizes services revenue (in thousands):

                                                      TWELVE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Technical Services.............................  $42,832    $40,423    $32,981
Project Management.............................   26,940     24,359     19,788
Facilities Management..........................    7,085      5,906      5,465
                                                 -------    -------    -------
                                                 $76,857    $70,688    $58,234
                                                 =======    =======    =======
Percentage of Total Revenues...................     21.7%      23.6%      23.9%
                                                 =======    =======    =======

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

CUSTOMER SUPPORT

    The Company offers its customers both a general maintenance plan and an extended service option, called the Enhanced Support Program ("ESP"). Maintenance fees, including ESP, were $63.9 million, $57.1 million and $48.7 million, or 18.0%, 19.1% and 20.0% of total revenues, during fiscal years 1999, 1998 and 1997, respectively.

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

    - Answer questions and resolve problems related to RPQ code

    - Maintain a detailed RPQ history

    - Monitor customer problems on HELP24 hotline database on a priority basis

    - Supply on-site support, available upon demand

    - Perform an annual system review

STRATEGIC RELATIONSHIPS

    From time to time, the Company enters into sales, distribution, marketing or strategic alliances with other software and hardware providers. These relationships are typically formed with the objective of providing the Company with additional products to complement and enhance the Company's suite of product offerings. Such relationships include the following:

    DIGITAL COURIER TECHNOLOGIES, INC. (DCTI). The Company has a distribution arrangement with DCTI whereby the Company distributes DCTI's e-commerce products in combination with the Company's E24 products to provide a full-range of e-commerce payment processing solutions for retailers.

    EDIFY CORPORATION. The Company has an agreement with Edify, a wholly-owned subsidiary of SI Corporation, whereby it is licensed to incorporate Edify's Electronic Banking System (EBS) set of software products into the Company's I24 family of Internet banking solutions. The EBS products extend the I24 product line to include browser-based consumer and business banking, electronic bill payment and bill presentment capabilities.

    NESTOR. The Company has a distribution agreement with Nestor which allows the Company to distribute Nestor's PRISM products. The PRISM software products are real time bank-card and credit-card fraud detection products.

    GLOBESET. The Company has entered into a distribution agreement with GlobeSet whereby the Company distributes, installs and supports GlobeSet's Internet payment security software products. GlobeSet's products, which support SSL and SET, are combined with the Company's electronic funds transfer systems to provide secure, end-to-end payment processing from consumer to merchant to financial institution.

    GOLDENGATE. The Company has a sales agency agreement with GoldenGate, Inc. which allows it to offer Golden Gate's Extractor/Replicator (E/R) product to its customers. The E/R product is a data center management enhancement software product. E/R provides features for data to be extracted and replicated flexibly, efficiently and reliably. A primary use of E/R is to create effective data mart feeds.

CUSTOMERS

    The Company's typical electronic payments software, systems solutions, corporate payments and smart card customers are large financial institutions, retailers or third-party processors operating large, geographically-distributed electronic payment networks capable of capturing large volumes of transactions through many types of devices and accessing a variety of switches. At
September 30, 1999, the Company's customer base includes 111 of the 500 largest banks in the world as measured by asset size, and 22 of the top 100 retailers in the United States as measured by revenue. The Company's IVR product customers are typically small to midsize banks located primarily in the Americas region and totaled approximately 1,400 at September 30, 1999.

    The following table illustrates the distribution of the Company's customers by geographic region and industry segment as of September 30, 1999:

                                                 FINANCIAL     PROCESSORS/
GEOGRAPHIC REGION                               INSTITUTIONS    NETWORKS     RETAILERS    OTHER      TOTAL
-----------------                               ------------   -----------   ---------   --------   --------
Americas......................................     1,765            74          59          96       1,994
Europe, Middle East and Africa (EMEA).........       106            34           3          52         195
Asia/Pacific..................................        93            15           2          15         125
                                                   -----           ---          --         ---       -----
    Total.....................................     1,964           123          64         163       2,314
                                                   =====           ===          ==         ===       =====

SALES AND MARKETING

    The Company's primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is uneconomical to have a direct sales staff. As of September 30, 1999 the Company employed 172 people in direct sales, and had arrangements with 26 distributors and sales agents. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

    The Company's primary sales offices are located in Amsterdam, Bahrain, Boston, Dallas, Johannesburg, London, Melbourne, Mexico City, Naples, Omaha, Oslo, Sao Paulo, Singapore, Wiesbaden, Tokyo and Toronto. The offices are responsible for direct and distributor or sales agent-facilitated sales for designated regions.

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

    The Company's research and development staff consisted of 459 employees as of September 30, 1999. The Company's total research and development expenses, excluding capitalized software development costs were $34.6 million, $26.2 million and $20.1 million during fiscal years 1999, 1998 and 1997, or 9.8%, 8.8% and 8.2% of total revenues, respectively.

BACKLOG

    As of September 30, 1999, the Company had non-recurring revenue backlog of $30.9 million in software license fees and $34.2 million in services. The Company includes in its non-recurring revenue backlog all fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period. As of September 30, 1998 and 1997, the Company had non-recurring revenue backlog of $30.2 million and $27.7 million, respectively, in software license fees and $35.6 million and $19.2 million, respectively, in services.

    As of September 30, 1999, the Company had recurring revenue backlog of $138.7 million. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that contracts included in recurring revenue backlog will actually generate the specified revenues or that the revenues will be generated within the one year period. As of September 30, 1998 and 1997, the Company had $119.4 million and $94.5 million, respectively, of recurring revenue backlog.

COMPETITION

    The electronic payments market is highly competitive. Competitive factors in the market include breadth of product features, product quality and functionality, marketing and sales resources, customer service and support and price.

    The Company's most significant competitors in the Consumer Banking business group are e-funds, S2 Systems, Inc., IFS International and Oasis Technology. In addition, the Company encounters competition from third-party processors and from other vendors offering software on a wide range of product platforms. There is no single significant competitor in the international market. As electronic payments transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company's efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their electronic payments product offerings from their competition.

    In the Corporate Banking business group, the company's most significant competitors are Logica and Fundtech. In addition, the Company also experiences competition from software developed internally from potential customers.

    The retail solutions business group faces a very fragmented competitive environment. Competitors range from large transaction processors handling retail credit card transactions to smaller, regional software developers.

    The most significant competition for the Systems Solutions business group is Compaq Computers, Inc.

PROPRIETARY RIGHTS AND LICENSES

    The Company relies on a combination of trade secret and copyright laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company distributes its software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work.

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

EMPLOYEES

    As of September 30, 1999, the Company had a total of 2,194 employees of whom 293 were engaged in administration, 395 in sales and marketing, 817 in software development and 689 in customer support. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEGMENT AND GEOGRAPHIC INFORMATION

    The Company has a single operating segment, encompassing the development, marketing, installation and technical support of software products and services primarily focused on facilitating electronic payments and electronic commerce. See Note 13 to the Company's Consolidated Financial Statements for information relating to the Company's geographic areas and four lines-of-business groups.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

NAME                                          AGE                           POSITION
----                                        --------   --------------------------------------------------
William E. Fisher.........................     53      Chairman of the Board and Director
David C. Russell..........................     51      Chief Executive Officer, President and Director
Gregory J. Duman..........................     44      Chief Financial Officer and Treasurer
David P. Stokes...........................     43      General Counsel and Secretary
Dwight G. Hanson..........................     41      Chief Accounting Officer
Edward H. Mangold.........................     54      Senior Vice President -- Americas Region
Mark R. Vipond............................     40      Senior Vice President -- Consumer Banking
Jeffrey S. Hale...........................     41      Senior Vice President -- Business Development
Don McLarty...............................     52      Vice President -- Asia/Pacific Region
Stephen J. Royer..........................     41      Vice President -- System Solutions
Jon D. Parr...............................     42      Vice President -- EMEA Region
Stephen M. Bailey.........................     43      Vice President -- Corporate Banking
Marlin R. Howley..........................     43      Vice President -- Retail Solutions
Anthony J. Parkinson......................     47      Vice President -- Enterprise Solutions Group

    Mr. Fisher is Chairman of the Board of TSA. Since joining ACI in 1987, he has served in various capacities, including Vice President of Financial Systems, Senior Vice President of Software and Services, Executive Vice President, Chief Operating Officer, President and Chief Executive Officer. Prior to joining ACI, he held the position of President for the Government Services Division of First Data Resources ("FDR"), an information processing company.

    Mr. Russell was appointed President and Chief Executive Officer of TSA in November 1999. He joined ACI in 1989 serving as Vice President of Strategic Planning, later serving as Vice President of Customer Support, Senior Vice President of Software and Services, Senior Vice President of the EFT Product Company, President of ACI and Chief Operating Officer of TSA. From 1984 to 1989, he held various operations and planning positions at FDR.

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

    Mr. Royer joined Grapevine in 1988 as Director of Sales and was named President in 1991. He became Vice President of TSA in 1996 and Vice President of System Solutions in 1998. Prior to joining Grapevine, he held sales management positions at Software Alliance, ACI and IBM.

    Mr. Parr joined ACI in 1987 and served in various Sales and Sales Management positions including Vice President of U.S. EFT sales. He was appointed to Managing Director ACIL and Vice President EMEA region in August 1998. Prior to joining ACI, Mr. Parr held various Sales and Marketing positions at Borroughs, Docutel and REI. Mr. Parr is based in London.

    Mr. Bailey is Vice President of Corporate Banking of TSA and President and Chief Executive Officer of IntraNet, Inc. Since joining ACI in 1994, he served as Managing Director of ACI's Pacific operations in Melbourne, Australia. From 1986 to 1993, he held various sales and management positions at Tandem Computers.

    Mr. Howley joined ACI in 1981 and held various positions in software development. From 1984 through 1995 he served in various sales and marketing capacities. In 1995 Mr. Howley became Vice President of Marketing in the Americas Region which he held until he was named Vice President of Retail Solutions in 1998.

    Mr. Parkinson was appointed Vice President of the Enterprise Solutions Group in December 1999. He joined ACI in 1984 and has held several positions including Director of Sales and Marketing, Europe and Middle East, and as Vice President of Emerging Technologies and Network Systems. In 1998, he was named Vice President of System Solutions Sales. Prior to Mr. Parkinson joining ACI, he held the position of Vice President, Electronic Commerce Division with Bank of America, in Chicago and San Francisco.

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

    The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 9 to the Company's Consolidated Financial Statements for additional information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

    On June 14, 1999, HNC Software Inc. filed a complaint against the Company and its wholly-owned subsidiary, ACI Worldwide Inc in the United States District Court for the Southern District of California, San Diego Division. The complaint alleges, among other things, patent infringement, unfair competition, false advertising, and trade libel relating to ACI Worldwide's distribution of PRISM, a fraud detection software product. ACI distributes PRISM pursuant to a license agreement with Nestor, Inc., a company in which TSA is a minority stockholder. The complaint seeks injunctive relief and unspecified damages including treble damages, costs, attorneys' fees and various other forms of relief. On
November 25, 1998, Nestor had itself filed a complaint in the United States District Court for the District of Rhode Island against HNC Software alleging, among other things, infringement of a patent relating to PRISM and antitrust violations. HNC Software has filed a counterclaim in the Rhode Island lawsuit alleging infringement by Nestor of HNC Software's patents which claims are essentially the same as those filed by HNC Software against the Company and ACI Worldwide in the San Diego lawsuit. Neither the Company nor ACI Worldwide was a party to the Rhode Island lawsuit. However, because the same patents and the same products are at issue in both lawsuits, the Company and ACI Worldwide are seeking to have the San Diego lawsuit transferred to Rhode Island and consolidated with the proceedings there. Whatever the final procedural posture of the lawsuit, the Company intends to vigorously defend against HNC Software's allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                                                HIGH           LOW
                                                              --------       --------
1999
------------------------------------------------------------
First quarter...............................................    $50            $27 1/2
Second quarter..............................................     50 1/2         35 3/4
Third quarter...............................................     39 3/4         30 7/8
Fourth quarter..............................................     40 1/8         25 9/16

1998
------------------------------------------------------------
First quarter...............................................    $44 1/2        $36 5/8
Second quarter..............................................     43 1/2         34 5/8
Third quarter...............................................     43             37 1/8
Fourth quarter..............................................     39 7/8         32 3/4

    On December 17, 1999, the last sale price of the Company's Class A Common Stock as reported by NASDAQ/NMS was $26.75 per share. There were 355 holders of record of the Company's Common Stock as of December 17, 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the audited financial statements of the Company.

    The selected financial data presented below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and its Predecessors. The information below is not necessarily indicative of the results of future operations.

                                                                            YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------
(IN THOUSANDS)                                                1999        1998        1997        1996        1995
--------------                                              ---------   ---------   ---------   ---------   ---------
Revenues:
  Software license fees...................................  $210,002    $166,875    $131,138    $ 89,075    $ 59,699
  Maintenance fees........................................    63,933      57,077      48,714      41,500      29,592
  Services................................................    76,857      70,688      58,234      46,922      27,558
  Hardware, net...........................................     4,002       4,609       6,063       5,739       4,554
                                                            --------    --------    --------    --------    --------
    Total revenues........................................   354,794     299,249     244,149     183,236     121,403
                                                            --------    --------    --------    --------    --------
Expenses:
  Cost of software license fees...........................    44,079      36,294      29,538      25,637      19,403
  Cost of maintenance and services........................    72,096      69,886      57,821      46,179      28,918
  Research and development................................    34,612      26,260      20,070      15,883      12,680
  Selling and marketing...................................    70,121      62,013      50,168      36,749      30,608
  General and administrative:
    General and administrative costs......................    58,725      51,873      45,517      34,864      19,597
    Amortization of goodwill and purchased intangibles....     4,901       1,435       1,008         656         344
                                                            --------    --------    --------    --------    --------
    Total expenses........................................   284,534     247,761     204,122     159,968     111,550
                                                            --------    --------    --------    --------    --------
Operating income..........................................    70,260      51,488      40,027      23,268       9,853
                                                            --------    --------    --------    --------    --------
Other income (expense):
  Interest income.........................................     2,947       3,204       2,291       2,024       1,084
  Interest expense........................................      (401)       (242)       (178)       (233)     (1,751)
  Transaction related expenses............................      (653)     (2,512)         --          --          --
  Other...................................................      (283)       (203)       (652)       (561)         12
                                                            --------    --------    --------    --------    --------
    Total other...........................................     1,610         247       1,461       1,230        (655)
                                                            --------    --------    --------    --------    --------
Income before income taxes................................    71,870      51,735      41,488      24,498       9,198
Provision for income taxes................................   (27,170)    (19,476)    (14,325)     (9,296)     (2,145)
                                                            --------    --------    --------    --------    --------
Net income before extraordinary loss......................    44,700      32,259      27,163      15,202       7,053
Extraordinary loss related to early retirement of debt....        --          --          --          --      (2,750)
                                                            --------    --------    --------    --------    --------
Net income................................................  $ 44,700    $ 32,259    $ 27,163    $ 15,202    $  4,303
                                                            ========    ========    ========    ========    ========
Unaudited pro forma net income(1).........................  $ 44,613    $ 31,432    $ 25,278    $ 14,286    $  4,060
                                                            ========    ========    ========    ========    ========
Pro Forma Earnings Per Share Data:
  Basic:
    Before extraordinary loss.............................  $   1.41    $   1.04    $   0.85    $   0.50    $   0.27
    Extraordinary loss....................................        --          --          --          --       (0.11)
                                                            --------    --------    --------    --------    --------
    Net income............................................  $   1.41    $   1.04    $   0.85    $   0.50    $   0.16
                                                            ========    ========    ========    ========    ========
    Average shares outstanding............................    31,667      30,298      29,829      28,526      24,866
                                                            ========    ========    ========    ========    ========
  Diluted:
    Before extraordinary loss.............................  $   1.38    $   1.01    $   0.82    $   0.48    $   0.27
    Extraordinary loss....................................        --          --          --          --       (0.11)
                                                            ========    ========    ========    ========    ========
    Net income............................................  $   1.38    $   1.01    $   0.82    $   0.48    $   0.16
                                                            ========    ========    ========    ========    ========
    Average shares outstanding............................    32,363      31,193      30,707      29,852      24,866
                                                            ========    ========    ========    ========    ========
Balance Sheet Data:
  Working capital.........................................  $ 88,962    $ 86,994    $ 62,914    $ 43,268    $ 38,153
  Total assets............................................  $329,525    $226,307    $176,891    $134,988    $103,586
  Long-term obligations...................................  $    991    $  2,002    $  2,379    $  1,687    $    357
  Stockholders' equity....................................  $225,169    $145,877    $109,346    $ 80,298    $ 60,402

------------------------------

(1) Prior to their acquisitions, RVS and IntraNet were taxed primarily as a partnership and a Subchapter S corporation, respectively. In addition, prior to its acquisition, MINT's earnings were not subject to income taxes. The unaudited pro forma net income and earnings per share reflects a pro forma tax provision for income taxes on the results of operations of RVS, IntraNet and MINT for the periods prior to their acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. The Company's products are organized into four lines of business groups -- Consumer Banking, Corporate Banking, Retail Solutions and System Solutions. Products developed by the four lines-of-business groups are marketed and supported through the Company's wholly-owned subsidiary, ACI Worldwide Inc (ACI). ACI sells and supports the products and services through three distribution networks: the Americas, Europe/Middle East/Africa
(EMEA) and Asia/Pacific. Each distribution network primarily uses its own sales force and supplements this with reseller and/or distributor networks. During fiscal 1999, 1998 and 1997, approximately 53%, 55% and 54%, respectively, of total revenues resulted from international operations. The Company derived approximately 66%, 63% and 64%, respectively, of its revenues for those same periods from licensing its BASE24 family of software products and providing related services and maintenance. Although the Company believes that the majority of its revenues will continue to come from its existing BASE24 products over the next several years, the Company has acquired and developed and is currently developing other software products and related services. These products are in the areas of network connectivity, middleware, internet and remote banking, e-commerce, wire transfer, ACH and IVR.

    ACQUISITIONS. The Company has completed several acquisitions during fiscal 1999, 1998 and 1997. The Company's acquisition strategy is focused primarily on two areas: (i) additional products to complement and enhance the Company's strategy of being the leading provider of electronic payments software for banks, retailers and other enterprises needing high-volume, reliable processing engines and (ii) geographic expansion into markets which have proven or have a high level of opportunity to embrace electronic payments. Significant acquisitions in fiscal 1999, 1998 and 1997 include the following:

ACQUIREE                                                      DATE ACQUIRED
--------                                                     ---------------
Open Systems Solutions, Inc................................  October 1996
Regency Voice Systems, Inc. (RVS)..........................  May 1997
IntraNet, Inc. (IntraNet)..................................  August 1998
Professional Resources, Inc. (PRI).........................  August 1998
Smart Card Integrators Ltd (SCIL)..........................  August 1998
Media Integration BV (MINT)................................  November 1998
U S Processing, Inc.(USPI).................................  December 1998
Insession, Inc. (Insession)................................  March 1999
SDM International, Inc. (SDM)..............................  July 1999

    All of the acquisitions were acquired using the pooling of interests method of accounting except for USPI., Insession, and SDM which were accounted for under the purchase method of accounting. USPI was subsequently sold in September 1999. The Company's financial statements have been restated for all periods presented to include the results of the material entities acquired using the pooling of interests method of accounting. The acquisitions of USPI and SDM did not contribute significant revenues during fiscal 1999. The Company was previously the exclusive distributor of Insession's primary product (ICE) and, as a result, that acquisition did not contribute significant additional revenues in fiscal 1999.

    PRODUCT PRICING AND REVENUE RECOGNITION. The Company's primary software license fees pricing method is transaction sensitive, whereby products are priced based upon the number of transactions processed by the customer ("transaction-based pricing"). Under this method, customers license the products by paying an Initial License Fee (ILF), where the customer pays a significant portion of the total software license fees at the beginning of the software license term, and a Monthly License Fee (MLF), where the customer pays a portion of the software license fees over the software license term. The payment of the ILF and MLF allows the customer to process a contractually predetermined maximum volume of transactions per month for a specified period of time. Once the transaction volume exceeds this maximum volume level, the customer is required to pay an additional license fee which is in the form of a Capacity License Fee
(CLF), collected at the beginning of the period the customer contracts for an incremental volume level, and a Capacity Monthly License Fee (CMLF), collected over the software license term. There is a separate license fee for each incremental volume level. In addition to transaction-based pricing, the Company offers a hardware specific pricing method whereby the product is priced on a per copy basis and tiered to recognize different performance levels of the processing hardware ("designated equipment group pricing"). Under designated equipment group pricing, the customers pay a license fee (in the form of an ILF and MLF) for each copy of the software the customers have licensed for a specified period of time. Under both the transaction-based pricing method and the designated equipment group pricing method, the Company offers a paid up front (PUF) payment option, whereby the present value of the MLF or CMLF is due at the beginning of the software license term. The standard software license term under either pricing method is typically 60 months, but may extend over a shorter or longer period. Other elements of the software licensing arrangement typically include postcontract customer support (maintenance) and, occasionally, services.

    Beginning in fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. The primary software revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility.

    SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be PRESUMED not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

    The Company has concluded that for certain software arrangements entered into after October 1, 1998 with extended guaranteed payment terms, the "fixed or determinable" presumption has been overcome and software license fees should be recognized upon meeting the SOP 97-2 revenue recognition criteria ("guaranteed software license fees"). The present value of the guaranteed software license fees, net of third party royalties, recognized in fiscal 1999 totaled approximately $60.5 million. The discount rates used to determine the present value of the guaranteed software license fees, representing the Company's incremental borrowing rates, ranged from 9.5% to 10.25%. The portion of the guaranteed software license fees that has been recognized by the Company, but not yet billed, is reflected in accrued receivables in the accompanying consolidated balance sheets.

    Failing to overcome the "fixed or determinable" presumption would have resulted in the Company recognizing the ILF and CLF components of the software license fees related to these certain software arrangements when the software was delivered (or in the reporting period that the incremental volume level was effective), and the MLF and CMLF components of the software license fees would have been recognized ratably over the software license term as they were billed. Software license fees related to those software arrangements that would have been recognized in fiscal 1999 had the Company not been able to overcome the presumption that the software license fees were not fixed or determinable fees would have been approximately $5.1 million.

    Software license fees for fiscal 1999, 1998 and 1997 consisted of the following (in thousands):

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Initial license fees (ILF, CLF, PUF)........................  $ 95,002    $123,175    $ 98,738
Monthly license fees (MLF, CMLF)............................    54,500      43,700      32,400
Guaranteed software license fees............................    60,500          --          --
                                                              --------    --------    --------
                                                              $210,002    $166,875    $131,138
                                                              ========    ========    ========

    The Company prefers to collect software license fees using the MLF/CMLF payment option rather than the PUF payment option, as the MLF/CMLF payment option generally provides more favorable economic results to the Company. Software license arrangements with the MLF/CMLF payment option typically include guaranteed monthly payments, which enhances the long-term relationship with the customer. As a result, in fiscal 1999 the Company emphasized MLF/CMLF payment options rather than PUF payment options.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                                            YEAR ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------------------
                                            1999                      1998                      1997
                                    --------------------      --------------------      --------------------
                                                  % OF                      % OF                      % OF
                                     AMOUNT     REVENUE        AMOUNT     REVENUE        AMOUNT     REVENUE
(IN THOUSANDS)                      ---------   --------      ---------   --------      ---------   --------
Revenues:
  Software license fees...........  $210,002      59.2%       $166,875      55.8%       $131,138      53.7%
  Maintenance fees................    63,933      18.0          57,077      19.1          48,714      20.0
  Services........................    76,857      21.7          70,688      23.6          58,234      23.9
  Hardware, net...................     4,002       1.1           4,609       1.5           6,063       2.5
                                    --------     -----        --------     -----        --------     -----
    Total revenues................   354,794     100.0         299,249     100.0         244,149     100.0
                                    --------     -----        --------     -----        --------     -----

Expenses:
  Cost of software license fees...    44,079      12.4          36,294      12.1          29,538      12.1
  Cost of maintenance and
    services......................    72,096      20.3          69,886      23.4          57,821      23.7
  Research and development........    34,612       9.8          26,260       8.8          20,070       8.2
  Selling and marketing...........    70,121      19.8          62,013      20.7          50,168      20.5
  General and administrative:
    General and administrative
      costs.......................    58,725      16.6          51,873      17.3          45,517      18.6
    Amortization of goodwill and
      purchased intangibles.......     4,901       1.4           1,435       0.5           1,008       0.4
                                    --------     -----        --------     -----        --------     -----
    Total expenses................   284,534      80.2         247,761      82.8         204,122      83.6
                                    --------     -----        --------     -----        --------     -----
Operating income..................    70,260      19.8          51,488      17.2          40,027      16.4
                                    --------     -----        --------     -----        --------     -----

Other income (expense):
  Interest income.................  $  2,947       0.8%       $  3,204       1.1%       $  2,291       0.9%
  Interest expense................      (401)     (0.1)           (242)     (0.1)           (178)     (0.1)
  Transaction related expenses....      (653)     (0.2)         (2,512)     (0.8)             --       0.0
  Other...........................      (283)     (0.1)           (203)     (0.1)           (652)     (0.3)
                                    --------     -----        --------     -----        --------     -----
    Total other...................     1,610       0.5             247       0.1           1,461       0.6
                                    --------     -----        --------     -----        --------     -----
Income before income taxes........    71,870      20.3          51,735      17.3          41,488      17.0
Provision for income taxes........   (27,170)     (7.7)        (19,476)     (6.5)        (14,325)     (5.9)
                                    --------     -----        --------     -----        --------     -----
Net income........................  $ 44,700      12.6%       $ 32,259      10.8%       $ 27,163      11.1%
                                    ========     =====        ========     =====        ========     =====
Unaudited pro forma net
  income(1).......................  $ 44,613      12.6%       $ 31,432      10.5%       $ 25,278      10.4%
                                    ========     =====        ========     =====        ========     =====

------------------------
(1) Prior to their acquisitions, RVS and IntraNet were taxed primarily as a partnership and a Subchapter S corporation, respectively. In addition, prior to its acquisition, MINT's earnings were not subject to income taxes. The unaudited pro forma net income reflects a pro forma tax provision for income taxes on the results of operations of RVS, IntraNet and MINT for the periods prior to their acquisition.

    REVENUES. Total revenues for fiscal 1999 increased 18.6% or $55.5 million over fiscal 1998. Of this increase, $43.1 million of the growth resulted from a 25.8% increase in software license fees revenue, $6.2 million from an 8.7% increase in services revenue and $6.9 million from a 12.0% increase in maintenance fee revenue.

    Total revenues for fiscal 1998 increased 22.6% or $55.1 million over fiscal 1997. Of this increase, $35.7 million of the growth resulted from a 27.3% increase in software license fees revenue, $12.5 million from a 21.4% increase in services revenue and $8.4 million from a 17.2% from increase in maintenance fee revenue.

    The growth in software license fees revenue in both fiscal 1999 and 1998 is primarily the result of increased demand, from both existing and new customers, for the Company's BASE24 ATM and POS products and System Solutions products and services accompanied by the continued growth of the installed base of customers paying monthly license fee (MLF) revenue. Contributing to the strong demand for the Company's products is the continued world-wide growth of electronic payment transaction volume and the growing complexity of electronic payment systems. MLF revenue was $54.5 million, $43.7 million and $32.4 million in fiscal 1999, 1998 and 1997, respectively.

    The growth in services revenue in both fiscal 1999 and 1998 is the result of increased demand for technical and project management services which is a direct result of the increased installed base of the Company's BASE24 products.

    The increase in maintenance fee revenue in both fiscal 1999 and 1998 is a result of the continued growth of the installed base of the Company's software products.

    EXPENSES. Total operating expenses for fiscal 1999 increased 14.8% or $36.8 million over fiscal 1998. Total operating expenses for fiscal 1998 increased 21.4% or $43.6 million over fiscal 1997. The primary reason for the overall increase in operating expenses during fiscal 1999 and 1998 is the increase in staff required to support the increased demand for the Company's products and services. The slowing of expense growth in fiscal 1999 is primarily due to the Company implementing controls over headcount growth. Prior to the implementation of the headcount controls, the Company was experiencing significant headcount growth as it moved to the line-of-business organization structure and added acquired companies. Total staff (including both employees and independent contractors) was 2,194, 2,054 and 1,684 at September 30, 1999, 1998 and 1997,
respectively.

    The Company's operating margin was 19.8%, 17.2% and 16.4% in fiscal 1999, 1998 and 1997, respectively. These improvements are primarily due to increased demand for the Company's products and the impact of the growth in the Company's MLF revenues.

    The Company's gross margin (total revenues minus cost of software and cost of maintenance and services) was 67.3%, 64.5% and 64.2% in fiscal 1999, 1998 and 1997, respectively. The increase in gross margin is primarily due to the impact of additional MLF revenue.

    Research and development (R&D) costs as a percentage of total revenues were 9.8%, 8.8% and 8.2% in fiscal 1999, 1998 and 1997, respectively. The majority of R&D costs have been charged to expense as incurred with the capitalization of software costs amounting to approximately $3.6 million in fiscal 1999 and $1.0 million in fiscal 1998 and 1997.

    Selling and marketing costs as a percentage of total revenues were 19.8%, 20.7% and 20.5% in fiscal 1999, 1998 and 1997, respectively. The slight decrease in fiscal 1999 as compared to fiscal 1998 and 1997 is due to the impact of additional MLF revenue and increased leverage from a larger revenue base in relation to the level of selling and marketing costs being incurred.

    General and administrative (G & A) costs as a percentage of total revenues were 16.6%, 17.3% and 18.5% in fiscal 1999, 1998 and 1997. The decreases are due primarily to increased leverage from the larger revenue base in relation to the level of G & A expenses being incurred.

    EBITDA. The Company's earnings before interest, income taxes, depreciation and amortization (EBITDA) was $91.8 million, $62.7 million and $49.6 million for fiscal 1999, 1998 and 1997, respectively. These increases are attributable to the continued growth in both recurring and non-recurring revenues more than offsetting the growth in operating expenses. EBITDA is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.

    OTHER INCOME AND EXPENSE. Other income and expense consists primarily of interest income derived from short-term investments and interest expense on indebtedness. Interest income was higher in fiscal 1998 than in fiscal 1999. This is due primarily to interest earned in fiscal 1998 and early fiscal

1999 on promissory notes and line-of-credit advances provided to Insession and USPI prior to the Company's acquisition of these companies.

    TRANSACTION RELATED EXPENSES. Transaction related expenses include legal, accounting, investment banking fees and other non-recurring expenses associated with the acquisitions accounted for as poolings of interest. In fiscal 1999, the Company incurred $653,000 of these expenses to complete the acquisition of MINT and in fiscal 1998, the Company incurred $2.5 million to complete the acquisition of IntraNet, SCIL and PRI.

    INCOME TAXES. The Company had a pro forma effective tax rate of 38% for fiscal 1999 and 39% for fiscal 1998. As of September 30, 1999, the Company has deferred tax assets of approximately $18.7 million and deferred tax liabilities of $6.2 million. Each year, the Company evaluates its historical operating results as well as its projections to determine the realizability of the deferred tax assets. This analysis indicated that $7.5 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $11.2 million as of September 30, 1999.

    The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

BACKLOG

    As of September 30, 1999 and 1998, the Company had non-recurring revenue backlog of $30.9 million and $30.2 million in software license fees and $34.2 million and $35.6 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

    As of September 30, 1999 and 1998, the Company had recurring revenue backlog of $138.7 million and $119.4 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in recurring revenue backlog will actually generate the specified revenues, or that the actual revenues will be generated within the one year period.

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

    CURRENT STATUS. Following analysis, remediation and testing efforts, the Company began shipping Year 2000 compliant versions of its major licensed software applications in March of 1997. As efforts were completed on other applications, they too were shipped to customers so that they could be upgraded as part of the customers' own Year 2000 projects. As of November 1999, all of the Company's licensed software applications are compliant and available to customers. The Company continues to conduct analysis of newly acquired software products with appropriate measurement and documentation in accordance with the Year 2000 methodology in place.

    With respect to the IT and non-IT systems, remediation and replacement has been substantially completed in the most critical areas. The internal accounting systems utilized by the Company and its subsidiaries have been replaced where necessary. As new IT and non-IT purchases are made, each is scrutinized and inventoried for Year 2000 compliance.

    The majority of the embedded systems on which the Company relies in its day to day operations around the world are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company has sent letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company has received responses from more than 90% of its lessors indicating that the systems in the buildings either already are, or are expected to be before the end of 1999, Year 2000 compliant. Those systems not owned by and managed by lessors have undergone a similar inventory and certification gathering. The Company will prioritize systems and develop necessary test plans based on the further responses it continues to receive, or not to receive, to its letters.

    The Company has developed contingency plans for support of its customers prior to, during, and following the "Year 2000 weekend". Such plans incorporate, but are not limited to, distribution of support personnel in locations around the world, backup plans for telecommunications, decision and notification hierarchy, and other infrastructure support. Contingency plans were completed in September of 1999.

    COSTS. The Company expects to incur project costs of approximately $10 million over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing;
(ii) internal staff costs related to IT and non-IT compliance; (iii) hardware and software cost for replacement of IT systems; and (iv) costs related to non-IT compliance involving embedded systems and consulting services. Costs incurred from the beginning of the project in 1996 through September 1999 have totaled approximately $9.4 million. The Company expects to incur an additional $600,000 over the remaining life of the Year 2000 project. All costs related to the Year 2000 project are being expensed as incurred. The estimated remaining costs are based on currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

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

    In each case cited previously, the Company has developed contingency plans to address each identified risk. In addition, the Company continues to use its methodology of centralized and distributed management to keep in contact and monitor progress with customer projects and to communicate at an upper management level to those customers categorized as "at risk" due to their lack of progress. The contingency plan acknowledges the risk associated with suppliers of material services, hardware vendors closely related to the operation of the Company's licensed products, the Company's own licensed products and the ability of the Company to support its customers. In addition to distributed support methods, the Company's contingency plans address alternative services, such as telecommunications. The (i) inability to timely implement contingency plans, if deemed necessary and (ii) the cost to implement such plans, may have a material adverse effect on the Company's results of operations.

    Except for statements of existing or historical facts, the foregoing discussion consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, potential problems relating to Year 2000, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Year 2000 problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of existing or future customers to achieve Year 2000 compliance, (ii) the failure of computer hardware system providers on which the Company and its customers rely or other vendors or service providers of the Company or its customers to timely achieve Year 2000 compliance, (iii) the Company's products and systems not containing all necessary date code changes, (iv) the failure of the Company's analysis and testing to detect operational problems in IT and non-IT systems utilized by the Company or in the Company's products or services, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological unfeasibility of testing certain non-IT systems, and the unavailability of customers or other third parties to participate in testing,
(v) potential litigation arising out of Year 2000 issues, with respect to providers of software and related technical and consulting services such as the Company generally, and particularly in light of the numerous interfaces between the Company's products and products and systems of third parties which are required to successfully utilize the Company's products which could involve the Company in expensive, multiple party litigation even though the Company may have no responsibility for the alleged problem, and (vi) the failure to successfully implement the contingency plan or any inadequacy of the contingency plan to the extent Year 2000 compliance is not achieved.

    During the first quarter of fiscal 2000, the Company's large bank and merchant customers have, in effect, locked down their systems prior to the Year 2000. This Year 2000 lock-down has had a negative impact on the Company's revenue and net income for the first quarter of fiscal 2000 due to the less than expected demand by the Company's customers to upgrade and enhance their current systems.

    Although it is uncertain whether the Year 2000 lock-down will have a negative impact on the Company's revenue and net income beyond the first quarter of fiscal 2000, the Company believes demand for system upgrades and enhancements could be slow to return to normal levels if one or more segments of the global marketplace experience Year 2000-related failures. It is clear that as a result of the negative impact on the first quarter of fiscal 2000, the Year 2000 lock-down will have a negative impact on the Company's revenue and net income for fiscal 2000.

    The statements in this report regarding future results are preliminary and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, this report contains other forward-looking statements including statements regarding the Company's expectations, plans and beliefs. The forwarding-looking statements in this report are subject to a variety of risks and uncertainties. Actual results could differ materially. Factors that could cause actual results to differ include but are not limited to those described above and the following:

    - That the Company will continue to derive a substantial majority of its total revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on TSA's financial condition and results of operations.

    - That the Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry.

    - Fluctuations in quarterly operating results may result in volatility in TSA's stock price. No assurance can be given that operating results will not vary.

    - TSA's stock price may be volatile, in part due to external factors such as announcements by 3rd parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry.

    For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 to this report.

SELECTED QUARTERLY INFORMATION

    The following table sets forth certain unaudited financial data for each of the quarters within fiscal 1999, 1998 and 1997. This information has been derived from the Company's Consolidated Financial Statements and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    QUARTER ENDED
                           -----------------------------------------------------------------------------------------------
                           SEP. 30,    JUNE 30,    MARCH 31,    DEC. 31,    SEP. 30,    JUNE 30,    MARCH 31,    DEC. 31,
                             1999        1999         1999        1998        1998        1998         1998        1997
(IN THOUSANDS)             ---------   ---------   ----------   ---------   ---------   ---------   ----------   ---------
Revenues:
  Software license
    fees.................   $60,114     $53,259     $50,552      $46,077     $45,305     $42,923     $40,082      $38,565
  Maintenance fees.......    16,328      16,042      15,996       15,567      15,078      14,664      14,162       13,173
  Services...............    15,395      18,858      19,309       23,295      20,154      18,188      16,405       15,941
  Hardware, net..........       810         967       1,094        1,131         883       1,232       1,105        1,389
                            -------     -------     -------      -------     -------     -------     -------      -------
    Total revenues.......    92,647      89,126      86,951       86,070      81,420      77,007      71,754       69,068
                            -------     -------     -------      -------     -------     -------     -------      -------
Expenses:
  Cost of software
    license fees.........    11,926      10,381       9,950       11,822       9,776       9,220       8,535        8,763
  Cost of maintenance and
    services.............    16,025      17,740      18,038       20,293      19,304      18,126      16,722       15,734
  Research and
    development..........     9,165       8,711       8,538        8,198       7,050       6,797       6,304        6,109
  Selling and
    marketing............    19,300      17,495      17,348       15,978      16,917      15,682      15,010       14,404
  General and
    administrative:
    General and
      administrative
      costs..............    14,742      14,639      14,976       14,368      14,045      13,717      12,279       11,832
    Amortization of
      goodwill and
      purchased
      intangibles........     1,780       1,572       1,104          445         359         347         414          315
                            -------     -------     -------      -------     -------     -------     -------      -------
    Total expenses.......    72,938      70,538      69,954       71,104      67,451      63,889      59,264       57,157
                            -------     -------     -------      -------     -------     -------     -------      -------
Operating income.........    19,709      18,588      16,997       14,966      13,969      13,118      12,490       11,911
                            -------     -------     -------      -------     -------     -------     -------      -------
Other income (expense):
  Interest income........       817         706         721          703         894         863         800          647
  Interest expense.......      (165)        (77)        (48)        (111)        (98)        (46)        (78)         (20)
  Transaction related
    expenses.............        --          --          --         (653)     (2,512)         --          --           --
  Other income
    (expense)............      (320)       (131)        (29)         197          63        (226)         40          (80)
                            -------     -------     -------      -------     -------     -------     -------      -------
    Total other..........       332         498         644          136      (1,653)        591         762          547
                            -------     -------     -------      -------     -------     -------     -------      -------
Income before income
  taxes..................    20,041      19,086      17,641       15,102      12,316      13,709      13,252       12,458
Provision for income
  taxes..................    (7,531)     (7,237)     (6,757)      (5,645)     (5,289)     (5,040)     (4,700)      (4,447)
                            -------     -------     -------      -------     -------     -------     -------      -------
Net income...............   $12,510     $11,849     $10,884      $ 9,457     $ 7,027     $ 8,669     $ 8,552      $ 8,011
                            =======     =======     =======      =======     =======     =======     =======      =======
Unaudited pro forma net
  income(1)..............   $12,510     $11,849     $10,884      $ 9,370     $ 6,849     $ 8,575     $ 8,290      $ 7,718
                            =======     =======     =======      =======     =======     =======     =======      =======
Pro forma basic earnings
  per share..............   $  0.39     $  0.37     $  0.35      $  0.30     $  0.22     $  0.28     $  0.28      $  0.26
                            =======     =======     =======      =======     =======     =======     =======      =======
Pro forma diluted
  earnings per share.....   $  0.38     $  0.36     $  0.34      $  0.30     $  0.22     $  0.27     $  0.27      $  0.25
                            =======     =======     =======      =======     =======     =======     =======      =======

                                           QUARTER ENDED
                           ----------------------------------------------
                           SEP. 30,    JUNE 30,    MARCH 31,    DEC. 31,
                             1997        1997         1997        1996
(IN THOUSANDS)             ---------   ---------   ----------   ---------
Revenues:
  Software license
    fees.................   $34,796     $34,340     $33,152      $28,850
  Maintenance fees.......    12,628      12,470      11,861       11,755
  Services...............    15,455      15,211      13,535       14,033
  Hardware, net..........     1,175       1,083       3,213          592
                            -------     -------     -------      -------
    Total revenues.......    64,054      63,104      61,761       55,230
                            -------     -------     -------      -------
Expenses:
  Cost of software
    license fees.........     7,592       7,428       7,284        7,234
  Cost of maintenance and
    services.............    14,941      14,832      13,929       14,119
  Research and
    development..........     5,269       5,155       5,102        4,544
  Selling and
    marketing............    13,713      13,062      12,441       10,952
  General and
    administrative:
    General and
      administrative
      costs..............    11,035      11,422      12,930       10,130
    Amortization of
      goodwill and
      purchased
      intangibles........       344         210         237          217
                            -------     -------     -------      -------
    Total expenses.......    52,894      52,109      51,923       47,196
                            -------     -------     -------      -------
Operating income.........    11,160      10,995       9,838        8,034
                            -------     -------     -------      -------
Other income (expense):
  Interest income........       642         621         547          481
  Interest expense.......       (42)        (55)        (24)         (57)
  Transaction related
    expenses.............        --          --          --           --
  Other income
    (expense)............       (76)        (40)       (223)        (313)
                            -------     -------     -------      -------
    Total other..........       524         526         300          111
                            -------     -------     -------      -------
Income before income
  taxes..................    11,684      11,521      10,138        8,145
Provision for income
  taxes..................    (3,786)     (3,793)     (3,667)      (3,079)
                            -------     -------     -------      -------
Net income...............   $ 7,898     $ 7,728     $ 6,471      $ 5,066
                            =======     =======     =======      =======
Unaudited pro forma net
  income(1)..............   $ 7,537     $ 7,206     $ 5,990      $ 4,545
                            =======     =======     =======      =======
Pro forma basic earnings
  per share..............   $  0.25     $  0.24     $  0.20      $  0.16
                            =======     =======     =======      =======
Pro forma diluted
  earnings per share.....   $  0.24     $  0.23     $  0.20      $  0.15
                            =======     =======     =======      =======

----------------------------------

(1) Prior to their acquisitions, RVS and IntraNet were taxed primarily as a partnership and a Subchapter S corporation, respectively. In addition, prior to its acquisition, MINT's earnings were not subject to income taxes. The unaudited pro forma net income and earnings per share reflects a pro forma tax provision for income taxes on the results of operations of RVS, IntraNet and MINT.

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company's principal sources of liquidity consisted of $70.5 million of cash and cash equivalents, as compared to $63.6 million at September 30, 1998.

    The Company's net cash flows provided by operating activities for fiscal 1999, 1998 and 1997 were $40.3 million, $35.8 million and $34.2 million, respectively. The increase of $4.5 million in fiscal 1999 is principally due to higher net income and an increase in deferred revenue, partly offset by an increase in accrued receivables and a decrease in accrued liabilities. The increase of $1.6 million in fiscal 1998 is principally due to higher net income and increases in accrued liabilities and deferred revenue partly offset by increases in billed receivables. An important contributor to the cash management program is the Company's factoring of accrued receivables begun in fiscal 1998, whereby interest in its receivables are transferred (on a non-recourse basis) to third party financial institutions in exchange for cash. During fiscal 1999 and 1998, the Company generated operating cash flows from the factoring of accrued receivables of $30.9 million and $9.2 million, respectively.

    The Company's net cash flows used in investing activities totaled $20.2 million, $24.9 million and $18.5 million in fiscal 1999, 1998 and 1997, respectively. The decrease in cash used in investing activities in fiscal 1999 as compared to 1998 is due to proceeds of $10.1 million received in the sale of US Processing, Inc. more than offsetting the increase in the amount of cash used for purchases of software, marketable securities and acquisitions. The increase in fiscal 1998 as compared to 1997 is due to an increase in the level of cash used to purchase property and equipment, marketable securities and additions to other investments and notes receivable. In each period, the Company made significant investments in computer equipment and software. The Company expects to continue to invest in these items to support its growth.

    In fiscal 1999, the Company purchased 1.25 million shares of Digital Courier Technologies, Inc. (DCTI) Common Stock for $6.5 million. The Company also received warrants to purchase 1.0 million shares of DCTI Common Stock for an exercise price of $5.20 per share. In fiscal 1998, the Company purchased
2.5 million shares of Nestor, Inc. (Nestor) Common Stock for $5.0 million. The Company also received warrants to purchase 2.5 million shares of Nestor Common Stock for an exercise price of $3 per share.

    In fiscal 1999, the Company's Board of Directors approved the repurchase of up to 2,000,000 shares of Common Stock through February 2000. The purpose of the stock repurchase program is to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve for shares for future employee stock option grants, acquisitions or other corporate purposes. Under this repurchase program, the Company purchased 475,000 shares at an average cost of $29.98 per share for approximately $14.2 million in fiscal 1999 and 500,300 shares at an average cost of $26.67 for approximately $13.3 million during the first quarter of fiscal 2000. The Company used cash flow from operations to fund the Common Stock repurchases.

    Management believes that the Company's working capital and cash flow generated from operations are sufficient to meet the Company's working capital requirements for the foreseeable future.

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

    The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   30

Consolidated Balance Sheets as of September 30, 1999 and
  1998......................................................   31

Consolidated Statements of Income and Comprehensive Income
  for each of the three years
  in the period ended September 30, 1999....................   32

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended September 30, 1999....   33

Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 1999..............   34

Notes to Consolidated Financial Statements..................   35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Transaction Systems Architects, Inc.:

    We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

    As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for software license fees revenue upon the adoption of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," effective October 1, 1998.

                                          ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 28, 1999

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 70,482    $ 63,648
  Marketable securities.....................................     8,456       2,188
  Billed receivables, net of allowances of $7,251 and
    $5,148, respectively....................................    50,619      58,080
  Accrued receivables.......................................    41,880      33,000
  Deferred income taxes.....................................     7,468       4,921
  Other.....................................................     7,215       3,585
                                                              --------    --------
    Total current assets....................................   186,120     165,422

Property and equipment, net.................................    20,754      21,001
Software, net...............................................    25,835       7,172
Intangible assets, net......................................    61,612       9,385
Long-term accrued receivables...............................    26,850       2,056
Investments and notes receivable............................     3,569      16,754
Other.......................................................     4,785       4,517
                                                              --------    --------
    Total assets............................................  $329,525    $226,307
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    501    $  1,078
  Accounts payable..........................................     8,030      13,720
  Accrued employee compensation.............................     7,192       8,426
  Accrued liabilities.......................................    18,287      14,826
  Income taxes..............................................     8,521       4,784
  Deferred revenue..........................................    54,627      35,594
                                                              --------    --------
    Total current liabilities...............................    97,158      78,428
Long-term debt..............................................       991       2,002
Deferred income taxes.......................................     6,207          --
                                                              --------    --------
    Total liabilities.......................................   104,356      80,430
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
  Redeemable Convertible Preferred Stock, $.01 par value;
    5,450,000 shares authorized; no shares issued and
    outstanding at September 30, 1999 and 1998
  Redeemable Convertible Class B Common Stock and Warrants,
    $.05 par value; 5,000,000 shares authorized; no shares
    issued and outstanding at September 30, 1999 and 1998
  Class A Common Stock, $.005 par value; 50,000,000 shares
    authorized;
    32,580,637 and 29,873,947 shares issued at
      September 30, 1999 and 1998,
    respectively............................................       163         150
  Class B Common Stock, $.005 par value; 5,000,000 shares
    authorized; none
    and 1,171,252 shares issued and outstanding at
      September 30, 1999 and 1998,
    respectively............................................        --           6
  Additional paid-in capital................................   161,630     112,398
  Retained earnings.........................................    82,922      38,222
  Treasury stock, at cost, 475,845 shares and 845 shares at
    September 30, 1999 and 1998, respectively...............   (14,250)        (12)
  Accumulated other comprehensive income....................    (5,296)     (4,887)
                                                              --------    --------
    Total stockholders' equity..............................   225,169     145,877
                                                              --------    --------
    Total liabilities and stockholders' equity..............  $329,525    $226,307
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues:
  Software license fees.....................................  $210,002    $166,875    $131,138
  Maintenance fees..........................................    63,933      57,077      48,714
  Services..................................................    76,857      70,688      58,234
  Hardware, net.............................................     4,002       4,609       6,063
                                                              --------    --------    --------
    Total revenues..........................................   354,794     299,249     244,149
                                                              --------    --------    --------
Expenses:
  Cost of software license fees.............................    44,079      36,294      29,538
  Cost of maintenance and services..........................    72,096      69,886      57,821
  Research and development..................................    34,612      26,260      20,070
  Selling and marketing.....................................    70,121      62,013      50,168
  General and administrative:
    General and administrative costs........................    58,725      51,873      45,517
    Amortization of goodwill and purchased intangibles......     4,901       1,435       1,008
                                                              --------    --------    --------
    Total expenses..........................................   284,534     247,761     204,122
                                                              --------    --------    --------
Operating income............................................    70,260      51,488      40,027
                                                              --------    --------    --------
Other income (expense):
  Interest income...........................................     2,947       3,204       2,291
  Interest expense..........................................      (401)       (242)       (178)
  Transaction related expenses..............................      (653)     (2,512)         --
  Other.....................................................      (283)       (203)       (652)
                                                              --------    --------    --------
    Total other.............................................     1,610         247       1,461
                                                              --------    --------    --------
Income before income taxes..................................    71,870      51,735      41,488
Provision for income taxes..................................   (27,170)    (19,476)    (14,325)
                                                              --------    --------    --------
Net income..................................................  $ 44,700    $ 32,259    $ 27,163
                                                              ========    ========    ========
Average shares outstanding
  Basic.....................................................    31,667      30,298      29,829
                                                              ========    ========    ========
  Diluted...................................................    32,363      31,193      30,707
                                                              ========    ========    ========
Unaudited pro forma information (Note 3)
  Pro forma net income......................................  $ 44,613    $ 31,432    $ 25,278
                                                              ========    ========    ========
  Pro forma earnings per share data:
    Basic...................................................  $   1.41    $   1.04    $   0.85
                                                              ========    ========    ========
    Diluted.................................................  $   1.38    $   1.01    $   0.82
                                                              ========    ========    ========

Net income..................................................  $ 44,700    $ 32,259    $ 27,139
Other comprehensive income:
  Foreign currency translation adjustments..................      (178)     (1,815)        (24)
  Unrealized investment holding loss........................      (231)     (2,812)         --
                                                              --------    --------    --------
Comprehensive income........................................  $ 44,291    $ 27,632    $ 27,139
                                                              ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                        ACCUMULATED
                                              CLASS A    CLASS B    ADDITIONAL                             OTHER
                                               COMMON     COMMON     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                               STOCK      STOCK      CAPITAL     EARNINGS    STOCK         INCOME         TOTAL
                                              --------   --------   ----------   --------   --------   --------------   ---------
Balance, September 30, 1996, as previously
  reported..................................    $133       $11       $ 96,984    $(16,540)      $(12)       $(236)       $80,340
Adjustment for Media Integration BV pooling
  of interests..............................       4        --            346          73         --           --            423
                                                ----       ---       --------    --------   --------      -------       --------
Balance, September 30, 1996, as restated....     137        11         97,330     (16,467)       (12)        (236)        80,763
Adjustment for Open Systems Solutions, Inc.
  pooling of interests......................       1        --              5        (176)        --           --           (170)
Sale of Class A Common Stock pursuant to
  Employee Stock Purchase Plan..............      --        --            778          --         --           --            778
Conversion of Class B Common Stock to
  Class A Common Stock......................       5        (5)            --          --         --           --             --
Exercise of stock options...................       1        --          1,268          --         --           --          1,269
Distribution to RVS and Intranet, Inc.
  owners....................................      --        --             --      (4,320)        --           --         (4,320)
Tax benefit of stock options exercised......      --        --          2,586          --         --           --          2,586
Sale of stock options.......................      --        --          3,132          --         --           --          3,132
Net income..................................      --        --             --      27,163         --           --         27,163
Foreign currency translation adjustments....      --        --             --          --         --          (24)           (24)
                                                ----       ---       --------    --------   --------      -------       --------
Balance, September 30, 1997.................     144         6        105,099       6,200        (12)        (260)       111,177
Adjustment for immaterial pooled
  businesses................................       4        --             17         663         --           --            684
Issuance of Class A Common Stock for
  purchase of Coyote Systems, Inc...........       1        --          1,086          --         --           --          1,087
Sale of Class A Common Stock pursuant to
  Employee Stock Purchase Plan..............      --        --            971          --         --           --            971
Exercise of stock options...................       1        --          2,099          --         --           --          2,100
Distribution to Intranet, Inc. owners.......      --        --             --        (900)        --           --           (900)
Tax benefit of stock options exercised......      --        --          3,126          --         --           --          3,126
Unrealized investment holding loss..........      --        --             --          --                  (2,812)        (2,812)
Net income..................................      --        --             --      32,259         --           --         32,259
Foreign currency translation adjustments....      --        --             --          --         --       (1,815)        (1,815)
                                                ----       ---       --------    --------   --------      -------       --------
Balance, September 30, 1998.................     150         6        112,398      38,222        (12)      (4,887)       145,877
Issuance of Class A Common Stock for
  purchase of Insession, Inc................       4        --         28,421          --         --           --         28,425
Issuance of Class A Common Stock for
  purchase of SDM International, Inc........       2        --         14,485          --         --           --         14,487
Sale of Class A Common Stock pursuant to
  Employee Stock Purchase Plan..............      --        --          1,339          --         --           --          1,339
Conversion of Class B Common Stock to
  Class A Common Stock......................       6        (6)            --          --         --           --             --
Purchase of 475,000 shares of Class A
  Common Stock..............................      --        --             --          --    (14,238)          --        (14,238)
Exercise of stock options...................       1        --          2,216          --         --           --          2,217
Tax benefit of stock options exercised......      --        --          2,771          --         --           --          2,771
Unrealized investment holding loss..........      --        --             --          --         --         (231)          (231)
Net income..................................      --        --             --      44,700         --           --         44,700
Foreign currency translation adjustments....      --        --             --          --         --         (178)          (178)
                                                ----       ---       --------    --------   --------      -------       --------
Balance, September 30, 1999.................    $163       $--       $161,630    $ 82,922   $(14,250)     $(5,296)      $225,169
                                                ====       ===       ========    ========   ========      =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 44,700   $ 32,259   $ 27,163
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     8,270      6,449      5,475
    Amortization............................................    13,206      5,022      4,404
    (Increase) decrease in receivables, net.................       892    (17,949)   (17,238)
    (Increase) decrease in other current assets.............    (2,550)      (345)     1,068
    (Increase) decrease in long-term accrued receivables....   (24,794)       338       (801)
    Increase in other assets................................    (1,261)    (1,696)      (736)
    Increase (decrease) in accounts payable.................    (2,424)     2,340       (947)
    Increase (decrease) in accrued employee compensation....    (1,332)      (390)       325
    Increase (decrease) in accrued liabilities..............    (9,616)     6,289      3,561
    Increase in income tax liabilities......................     3,239        839      3,432
    Increase in deferred revenue............................    11,932      2,644      8,459
                                                              --------   --------   --------
      Net cash provided by operating activities.............    40,262     35,800     34,165
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (7,322)    (8,936)    (7,702)
  Purchases of software and distribution rights.............    (6,891)    (3,702)    (7,368)
  Purchase of marketable securities.........................    (6,500)    (5,000)        --
  Acquisition of businesses, net of cash acquired...........    (8,949)       417     (2,612)
  Proceeds from sale of business............................    10,093         --         --
  Additions to investments and notes receivable.............      (602)    (7,840)    (5,036)
  Proceeds from notes receivable repayments.................        --        149      4,180
                                                              --------   --------   --------
      Net cash used in investing activities.................   (20,171)   (24,912)   (18,538)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock............     1,339        971        779
  Proceeds from sale and exercise of stock options..........     2,216      2,062      5,233
  Purchase of Class A Common Stock..........................   (14,238)        --         --
  Distribution to RVS and Intranet owners...................        --       (900)    (4,320)
  Payments of long-term debt................................    (2,792)    (1,585)    (1,549)
                                                              --------   --------   --------
      Net cash provided by (used in) financing activities...   (13,475)       548        143
                                                              --------   --------   --------
Effect of exchange rate fluctuations on cash................       218       (643)      (442)
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     6,834     10,793     15,328
Cash and cash equivalents, beginning of period..............    63,648     52,855     37,527
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $ 70,482   $ 63,648   $ 52,855
                                                              ========   ========   ========
Supplemental cash flow information:
  Income taxes paid.........................................  $ 24,039   $ 19,653   $  8,848
  Interest paid.............................................  $    397   $    304   $    175

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

    The Company derives a substantial portion of its revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. BASE24 products operate on Compaq Inc.'s NonStop Himalaya servers. The Company's future results depend, in part, on market acceptance of Compaq's NonStop Himalaya servers and the financial success of Compaq, Inc.

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

    REVENUE RECOGNITION

    The Company's software license fees pricing method is transaction sensitive, whereby products are priced based upon the number of transactions processed by the customer ("transaction-based pricing"). Under this method, customers license the products by paying an Initial License Fee (ILF), where the customer pays a significant portion of the total software license fees at the beginning of the software license term, and a Monthly License Fee (MLF), where the customer pays a portion of the software license fees over the software license term. The payment of the ILF and MLF allows the customer to process a contractually predetermined maximum volume of transactions per month for a specified period of time. Once the transaction volume exceeds this maximum volume level, the customer is required to pay an additional license fee which is in the form of a Capacity License Fee (CLF), collected at the beginning of the period the customer contracts for an incremental volume level, and a Capacity Monthly License Fee (CMLF), collected over the software license term. There is a separate license fee for each incremental volume level. In addition to transaction-based pricing, the Company offers a hardware specific pricing method whereby the product is priced on a per copy basis and tiered to recognize different performance levels of the processing hardware ("designated equipment group pricing"). Under designated equipment group pricing, the customers pay a license fee (in the form of an ILF and

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MLF) for each copy of the software the customers have licensed for a specified period of time. Under both the transaction-based pricing method and the designated equipment group pricing method, the Company offers a paid up front
(PUF) payment option, whereby the present value of the MLF or CMLF is due at the beginning of the software license term. The standard software license term under either pricing method is typically 60 months, but may extend over a shorter or longer period. Other elements of the software licensing arrangement typically include postcontract customer support (maintenance) and, occasionally, services.

    Beginning in fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. The primary software revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility.

    SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be PRESUMED not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

    The Company has concluded that for certain software arrangements entered into after October 1, 1998 with extended guaranteed payment terms, the "fixed or determinable" presumption has been overcome and software license fees should be recognized upon meeting the SOP 97-2 revenue recognition criteria ("guaranteed software license fees"). The present value of the guaranteed software license fees, net of third party royalties, recognized in fiscal 1999 totaled approximately $60.5 million. The discount rates used to determine the present value of the guaranteed software license fees, representing the Company's incremental borrowing rates, ranged from 9.5% to 10.25%. The portion of the guaranteed software license fees that has been recognized by the Company, but not yet billed, is reflected in accrued receivables in the accompanying consolidated balance sheets.

    Failing to overcome the "fixed or determinable" presumption would have resulted in the Company recognizing the ILF and CLF components of the software license fees related to these certain software arrangements when the software was delivered (or in the reporting period that the incremental volume level was effective), and the MLF and CMLF components of the software license fees would have been recognized ratably over the software license term as they were billed. Software license fees revenue related to those software arrangements that would have been recognized in fiscal 1999 had the Company not been able to overcome the presumption that the software license fees were not fixed or determinable fees would have been approximately $5.1 million.

    The maintenance element of the software arrangements with extended guaranteed payment terms where the Company has determined that the software license fees are fixed or determinable have been segregated from the software license fees and are being recognized over the term of the maintenance

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

agreement. Maintenance fees are recognized ratably over the period maintenance is provided. Services revenues are recognized as the services are performed.

    Software license fees for fiscal 1999, 1998 and 1997 consisted of the following (in thousands):

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Initial license fees (ILF, CLF, PUF)........................  $ 95,002    $123,175    $ 98,738
Monthly license fees (MLF, CMLF)............................    54,500      43,700      32,400
Guaranteed software license fees............................    60,500          --          --
                                                              --------    --------    --------
                                                              $210,002    $166,875    $131,138
                                                              ========    ========    ========

    FACTORING OF ACCRUED RECEIVABLES

    In fiscal 1998, the Company initiated a program to sell the rights to future payment streams under selected software arrangements with extended guaranteed payment terms to financing institutions on a non-recourse basis. Upon determination that 1) the Company had satisfied all of the software revenue recognition criteria and 2) the Company had surrendered control over the future payment stream to the financing institutions in accordance with Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the Company recognized software license fees equal to the net proceeds from these arrangements. The software license fees recognized as the result of this program in fiscal 1998 totaled approximately $9.2 million. During fiscal 1999, the Company sold the rights to future payment streams under selected software arrangements with extended guaranteed payment terms and received cash of approximately $30.9 million, resulting in an equivalent reduction in accrued receivables.

    DEFERRED REVENUE

    In certain instances, the Company collects cash from customers, or financing institutions under receivable factoring arrangements, prior to the delivery of the software product or performance of contracted maintenance or services.

    SOFTWARE

    The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing. Amortization of capitalized software development costs begins when the products are available for general release to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or
(b) the straight-line method over the remaining estimated economic life of the product. Currently, estimated economic lives of three years are used on the calculation of amortization of these capitalized costs. Due to competitive pressures, it may be possible the anticipated gross revenue or remaining estimated economic life of the software products will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Software development costs capitalized in fiscal 1999, 1998 and 1997 totaled $3.6 million, $900,000 and $1.6 million, respectively. Amortization of internally developed software in fiscal 1999, 1998 and 1997 totaled
$1.6 million, $1.5 million and $900,000, respectively.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    INTANGIBLE ASSETS

    Intangible assets consist of goodwill arising from acquisitions and are being amortized using the straight-line method over ten years. As of September 30, 1999 and 1998, accumulated amortization of the intangible assets was $10.8 million and $3.6 million, respectively.

    TRANSLATION OF FOREIGN CURRENCIES

    The Company's non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses, net of tax if any, are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

    FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

    The concentration of credit risk in the Company's receivables with respect to financial services, retailers, processors and networks is mitigated by the Company's credit evaluation policy, reasonably short collection terms and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable.

    LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." See Note 10 for the required disclosures under SFAS No. 123.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

3.  ACQUISITIONS

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

    In May 1997, the Company and Regency Voice Systems, Inc. and related entities (RVS) completed a stock exchange transaction which resulted in RVS becoming a wholly-owned subsidiary of the Company. Shareholders of RVS received 1,615,383 shares of Class A Common Stock in exchange for 100% of RVS's shares. The stock exchange was accounted for as a pooling of interests. Accordingly, the Company's financial statements were restated in fiscal 1997 to include the results of RVS for all periods presented.

    During fiscal 1998, the Company acquired all of the outstanding securities of IntraNet, Inc., Edgeware, Inc., Coyote Systems, Inc., Professional
Resources, Inc. and Smart Card Integrators Ltd. in separate transactions. These companies were principally engaged in the development and sale of electronic payments software products and services. The aggregate number of shares issued for all transactions was 1,950,136 shares of Class A Common Stock. All transactions, except for Coyote Systems, Inc. which was accounted for under the purchase method of accounting, were accounted for as pooling of interests. The excess purchase price over the estimated fair value of the net tangible assets acquired from Coyote Systems, Inc. amounted to $1.1 million and was allocated to goodwill which is being amortized over ten years. In fiscal 1998, the Company's financial statements were restated for IntraNet, Inc. (IntraNet) for all periods presented. The results of operations prior to the acquisitions of the remaining companies were not material.

    During fiscal 1999, the Company acquired all of the outstanding securities of Media Integration BV (MINT), which is located in the Netherlands. MINT's products are used to issue and manage multi-funtional applications on smart cards. Shareholders of MINT received 740,000 shares of Class A Common Stock. The stock exchange was accounted for as a pooling of interests. The Company's financial statements have been restated for MINT for all periods presented.

    Also during fiscal 1999, the Company acquired all of the outstanding securities of Insession, Inc., SDM International, Inc. (SDM), US
Processing, Inc. (USPI) and the remaining 49% of its South African distributor (Applied Communications (Propriety) Limited) in separate transactions. These companies are principally engaged in the development and sale of electronic payments software products, services or transaction processing. All transactions were accounted for under the purchase method of accounting. The aggregate purchase price for all these transactions was 1,205,000 shares of Class A Common Stock, with a fair market value at the time of the purchases of approximately $43 million, $19.6 million in cash and the forgiveness of $5.6 million of debt owed to TSA. The excess purchase price over the estimated fair value of the net tangible assets acquired amounted to $84.5 million, of which $66.3 million was allocated to goodwill which is being amortized over ten years and $18.2 was allocated to software which is being amortized over three years. On
September 30, 1999, the Company sold USPI for $10.1 million in cash which approximated its carrying value.

    No pro forma financial statements for the periods prior to the acquisitions have been provided due to the amounts being immaterial.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

3.  ACQUISITIONS (CONTINUED)

    Combined and separate results of the Company and MINT during the periods preceding the merger are listed below (in thousands).

                                           THREE MONTHS        YEAR ENDED
                                              ENDED           SEPTEMBER 30,
                                           DECEMBER 31,   ---------------------
                                               1998         1998        1997
                                           ------------   ---------   ---------
                                           (UNAUDITED)
Total revenues:
  Company................................    $84,844      $289,761    $238,533
  MINT...................................      1,226         9,488       5,616
                                             -------      --------    --------
                                             $86,070      $299,249    $244,149
                                             =======      ========    ========

Net income:
  Company................................    $ 9,227      $ 31,759    $ 25,755
  MINT...................................        230           500       1,408
                                             -------      --------    --------
                                             $ 9,457      $ 32,259    $ 27,163
                                             =======      ========    ========

    Prior to their acquisitions, RVS and IntraNet were taxed primarily as a partnership and a Subchapter S corporation, respectively. In addition, prior to its acquisition, MINT's earnings were not subject to income taxes. The unaudited pro forma net income and earnings per share in the accompaning consolidated statements of income reflects a pro forma tax provision for income taxes on the results of operations of RVS, IntraNet and MINT for the periods prior to their acquisition, as listed below (in thousands):

Unaudited pro forma information:
  Net income -- historical...............    $ 9,457     $ 32,259    $ 27,163
  RVS tax adjustment -- pro forma........         --           --        (507)
  IntraNet tax adjustment -- pro forma...         --         (633)       (843)
  MINT tax adjustment -- pro forma.......        (87)        (194)       (535)
                                             -------     --------    --------

  Net income -- pro forma................    $ 9,370     $ 31,432    $ 25,278
                                             =======     ========    ========

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

    In June 1999, the Company entered into a transaction with Digital Courier Technologies, Inc. (DCTI), whereby the Company acquired 1.25 million shares of DCTI's Common Stock for $6.5 million. In addition, the Company received warrants to purchase an additional 1.0 million shares at an exercise price of $5.20 per share. DCTI supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery software.

    The Company has accounted for the investment in Nestor and DCTI Common Stock in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

4.  MARKETABLE SECURITIES (CONTINUED)

and Equity Securities". The investments in marketable securities have been classified as available-for-sale and recorded at fair market value, which is estimated based on quoted market prices. Net unrealized holding gains and losses, net of the related tax effect, are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Gains and losses are determined by specific identification.

5.  COMPREHENSIVE INCOME

    In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of accumulated other comprehensive income were as follows (in thousands):

                                          FOREIGN     UNREALIZED    ACCUMULATED
                                         CURRENCY     INVESTMENT       OTHER
                                        TRANSLATION    HOLDING     COMPREHENSIVE
                                        ADJUSTMENTS      LOSS         INCOME
                                        -----------   ----------   -------------
Balance, September 30, 1996...........    $  (236)     $    --        $  (236)
Fiscal 1997 activity..................        (24)          --            (24)
                                          -------      -------        -------
Balance, September 30, 1997...........       (260)          --           (260)
Fiscal 1998 activity..................     (1,815)      (2,812)        (4,627)
                                          -------      -------        -------
Balance, September 30, 1998...........     (2,075)      (2,812)        (4,887)
Fiscal 1999 activity..................       (178)        (231)          (409)
                                          -------      -------        -------
Balance, September 30, 1999...........    $(2,253)     $(3,043)       $(5,296)
                                          =======      =======        =======

    Since the Company has established an asset valuation allowance against its net deferred tax assets, the components of accumulated other comprehensive income have not been tax affected.

6.  EARNINGS PER SHARE

    Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

6.  EARNINGS PER SHARE (CONTINUED)

    The following table sets forth the computation of basic and diluted earnings per share:

(IN THOUSANDS, EXCEPT PER SHARE DATA)              1999       1998       1997
-------------------------------------            --------   --------   --------
Net income.....................................  $44,700    $32,259    $27,163
                                                 =======    =======    =======
Unaudited net income -- pro forma..............  $44,613    $31,432    $25,278
                                                 =======    =======    =======

Weighted average shares outstanding............   31,667     30,298     29,829
Dilutive effect of stock options...............      696        895        878
                                                 -------    -------    -------
Diluted shares outstanding.....................   32,363     31,193     30,707
                                                 =======    =======    =======

Basic earnings per share -- pro forma..........  $  1.41    $  1.04    $  0.85
                                                 =======    =======    =======
Diluted earnings per share -- pro forma........  $  1.38    $  1.01    $  0.82
                                                 =======    =======    =======

    For fiscal years 1999, 1998 and 1997, weighted average shares from stock options of 96,025, 25,833 and 17,872, respectively have been excluded from the computation of diluted earnings per share because the exercise price of the stock options were greater than the average market price of the common shares.

7.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                            SEPTEMBER 30,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Computer equipment.....................................  $ 38,321   $ 32,496
Office furniture and fixtures..........................     8,439      7,196
Leasehold improvements.................................     6,058      4,050
Vehicles...............................................       639        779
                                                         --------   --------
                                                           53,457     44,521
Less accumulated depreciation and amortization.........   (32,703)   (23,520)
                                                         --------   --------
Property and equipment, net............................  $ 20,754   $ 21,001
                                                         ========   ========

8.  SOFTWARE

    Software consists of the following (in thousands):

                                                            SEPTEMBER 30,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Internally developed software..........................  $ 10,905   $  7,328
Purchased software.....................................    39,663     16,960
                                                         --------   --------
                                                           50,568     24,288
Less accumulated amortization..........................   (24,733)   (17,116)
                                                         --------   --------
Software, net..........................................  $ 25,835   $  7,172
                                                         ========   ========

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

9.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases office space and equipment under operating leases which run through February 2011. Aggregate minimum lease payments under these agreements for the years ending September 30 are as follows (in thousands):

2000........................................................  $ 9,029
2001........................................................    7,977
2002........................................................    6,336
2003........................................................    5,604
2004........................................................    4,641
Thereafter..................................................   13,638
                                                              -------

Total.......................................................  $47,225
                                                              =======

    Total rent expense for the fiscal years ended September 30, 1999, 1998 and 1997 was, $12,556,000, $9,738,000 and $8,739,000, respectively.

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

    In addition, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

10.  STOCK-BASED COMPENSATION PLANS

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

    The Company has a 1996 and 1999 Stock Option Plan whereby a total of 2,008,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options are granted at a price not less than fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of four years.

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

    A summary of the stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

                                         1999                         1998                         1997
                              --------------------------   --------------------------   --------------------------
                               SHARES        WEIGHTED       SHARES        WEIGHTED       SHARES        WEIGHTED
                                UNDER        AVERAGE         UNDER        AVERAGE         UNDER        AVERAGE
                               OPTION     EXERCISE PRICE    OPTION     EXERCISE PRICE    OPTION     EXERCISE PRICE
                              ---------   --------------   ---------   --------------   ---------   --------------
Outstanding on
  October 1,................  2,811,507                    2,794,437       $16.82       1,731,439       $ 7.18
Granted.....................    894,890       $30.57         387,650       $34.30       1,387,567       $26.27
Exercised...................    285,445       $ 7.53         325,371       $ 6.35         283,862       $ 4.57
Cancellations...............     67,978       $31.76          45,209       $25.20          40,707       $13.83
                              ---------                    ---------                    ---------
Outstanding on
  September 30..............  3,352,974       $23.91       2,811,507       $20.30       2,794,437       $16.82
                              =========                    =========                    =========
Options exercisable at end
  of year...................  1,497,100       $17.09       1,275,778       $11.19         909,429       $ 5.04
Shares available on
  September 30 for options
  that may be granted.......    347,375                      174,287                      516,728
Weighted-average grant date
  fair value of options
  granted during the year --
  exercise price equals
  stock market price at
  grant.....................                  $14.10                       $17.74                       $13.01

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

10.  STOCK-BASED COMPENSATION PLANS (CONTINUED)

    The following table summarizes information about stock options outstanding at September 30, 1999.

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            --------------------------------------------   ------------------------------
                                           WEIGHTED
                                            AVERAGE
                                           REMAINING        WEIGHTED                         WEIGHTED
                              NUMBER      CONTRACTUAL   AVERAGE EXERCISE     NUMBER      AVERAGE EXERCISE
RANGE OF EXERCISE PRICES    OUTSTANDING      LIFE            PRICE         EXERCISABLE        PRICE
------------------------    -----------   -----------   ----------------   -----------   ----------------
$2.50.....................     244,273        4.36           $ 2.50           244,273         $ 2.50
$5.00.....................     383,455        5.09             5.00           383,330           5.00
$7.50 to $9.75............      10,397        5.43             7.93            10,397           7.93
$12.00 to $16.50..........      16,917        6.18            14.19            15,833          14.11
$20.25 to $25.875.........   1,157,434        7.33            24.40           594,725          24.43
$26.4375 to $31.625.......     901,228        9.39            30.23            41,546          29.70
$32.0625 to $35.75........     529,595        8.31            33.27           186,743          33.28
$36.00 to $45.00..........     109,675        8.58            38.28            20,253          38.24
                             ---------        ----           ------         ---------         ------
                             3,352,974        7.60           $23.91         1,497,100         $17.09
                             =========        ====           ======         =========         ======

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a 1996 and 1999 Employee Stock Purchase Plan whereby a total of 1,150,000 shares of the Company's Class A Common Stock have been reserved for sale to eligible employees of the Company and its subsidiaries. Employees may designate up to the lesser of $5,000 or 10% of their annual compensation for the purchase of stock under these plans. The price for shares purchased under the plan is 85% of market value the lower of the first or last day of the purchase period. Purchases are made at the end of each fiscal quarter. Shares issued under these plans for the years ended September 30, 1999, 1998 and 1997 totaled 48,148, 30,881 and 27,748, respectively.

    STOCK-BASED COMPENSATION PLANS

    The Company adopted the disclosure provisions of SFAS No. 123. No compensation cost has been recognized for the stock incentive plans.

    Had compensation expense for the Company's stock-based compensation plans been based on the fair value of the stock options at the grant dates for awards under those plans consistent with the fair value based method of SFAS No. 123, the Company's net income and net income per common and

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

10.  STOCK-BASED COMPENSATION PLANS (CONTINUED)

equivalent share for fiscal 1999, 1998 and 1997 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Net income--historical:
  As reported..................................  $44,700    $32,259    $27,163
  Pro forma....................................   42,820     30,233     25,850
Unaudited net income--pro forma:
  As reported..................................   44,613     31,432     25,278
  Pro forma....................................   42,733     29,406     23,965
Pro forma net income per share--basic..........  $  1.35    $  0.97    $  0.80
Pro forma net income per share--diluted........  $  1.32    $  0.94    $  0.78

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          1999       1998       1997
                                                        --------   --------   --------
Expected life.........................................    5.8         5.8        5.8
Interest rate.........................................    5.7%        5.5%       6.3%
Volatility............................................     38%         39%        38%
Dividend yield........................................     --          --         --

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 applies only to options granted since fiscal year 1996, and additional awards in future years are anticipated.

11.  EMPLOYEE BENEFIT PLANS

    TSA 401(k) RETIREMENT PLAN

    The 401(k) Retirement Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 15% of their annual wages. Beginning January 1, 1998, TSA began matching 160% of participant contributions up to a maximum of 2.5% of compensation, not to exceed $2,500. Prior to January 1, 1998, TSA matched 100% of participants contributions up to a maximum of 2.5%. TSA's contributions charged to expense during the years ended September 30, 1999, 1998 and 1997 were $2,318,000, $1,197,000 and $489,000, respectively.

    ACI PROFIT SHARING PLAN AND TRUST

    The Company had a Profit Sharing Plan and Trust which was a non-contributory profit sharing plan covering all employees of ACI provided they were at least 21 years of age and had completed one year of service. Effective October 1, 1997 the ACI Profit Sharing Plan and Trust was merged into the 401(k) Retirement Plan. The plan provided for ACI to contribute a discretionary amount as determined annually by the Company's President and Chief Financial Officer. ACI's contributions charged to expense during the fiscal year ended
September 30, 1997 was $480,000.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

11.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    TSA DEFERRED COMPENSATION PLAN

    Effective January 1, 1999, the Company adopted a Deferred Compensation Plan for a select group of management or highly compensated employees who elect to participate in the plan. No company contributions are made to the plan and participants are 100% vested in their contributions.

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

                                                    YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                  1999        1998        1997
                                                --------   ----------   --------
Service cost..................................   $2,301    $    1,666   $ 1,307
Interest cost on projected benefit
  obligation..................................    1,156         1,192       830
Return on plan assets:
  Actual and gain deferred....................   (1,657)       (1,501)   (1,055)
  Amortization of unrecognized gain...........      136           (85)        3
                                                 ------    ----------   -------
Total periodic pension expense................   $1,936    $    1,272   $ 1,085
                                                 ======    ==========   =======

    The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Projected benefit obligation.............................  $23,339    $18,439
Plan assets at fair value, primarily investments in
  marketable equity securities of United Kingdom
  companies..............................................   22,776     17,467
                                                           -------    -------
Plan assets less than projected benefit obligation.......     (563)      (972)
Unrecognized gain........................................   (1,682)      (826)
                                                           -------    -------
Accrued pension cost.....................................  $(2,245)   $(1,798)
                                                           =======    =======

    The most significant actuarial assumptions used in determining the pension expense and funded status of the plan are as follows:

                                                           1999       1998       1997
                                                         --------   --------   --------
Discount rate for valuing liabilities..................    6.25%       6.0%       8.0%
Expected long-term rate of return on assets............    9.25%       7.0%       9.0%
Rate of increase in future compensation levels.........    3.75%       3.5%       6.0%

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

12.  TREASURY STOCK

    In fiscal 1999, the Company acquired 475,000 shares of its Class A Common Stock at an average cost of $29.98 per share in connection with a stock repurchase program announced in May 1999. The program authorized the Company to purchase up to 2,000,000 common shares from time to time through February 2000 for cash at market prices in open market, negotiated or block transactions. The purpose of the stock repurchase program is to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve of shares for future employee stock options grants, acquisitions or other corporate purposes.

13.  SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. The Company has a single operating segment encompassing the development, marketing, installation and technical support of a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. The Company's chief operating decision makers review financial information, presented on a consolidated basis, accompanied by disaggregated information about revenue and contribution margin by product, as organized into four line-of-business groups, and revenue and contribution margin by geographic area.

    The Company's four line-of-business groups are Consumer Banking, Corporate Banking, Retail Solutions and System Solutions. Products are developed by the line-of-business groups and are sold and supported through three distribution networks covering the geographic areas of the Americas, Europe/Middle East/Africa (EMEA) and Asia/Pacific. The Company allocates resources to and evaluates performance of its lines-of-business groups and geographic areas based upon revenue and contribution margin.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

13.  SEGMENT INFORMATION (CONTINUED)

    The following is revenues and contribution margin for the Company's four lines-of-business groups for fiscal years 1999, 1998 and 1997:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues:
  Consumer Banking..........................................  $256,430    $215,947    $175,014
  Corporate Banking.........................................    30,061      30,825      31,063
  Retail Solutions..........................................    22,579      23,023      16,476
  Systems Solutions.........................................    45,724      29,454      21,596
                                                              --------    --------    --------
                                                              $354,794    $299,249    $244,149
                                                              ========    ========    ========
Contribution margin from lines-of-business groups:
  Consumer Banking..........................................  $219,803    $186,364
  Corporate Banking.........................................     7,807       7,595
  Retail Solutions..........................................     5,763      10,108
  Systems Solutions.........................................    40,552      25,966
                                                              --------    --------
                                                              $273,925    $230,033
                                                              ========    ========
Profit reconcilliation:
  Contribution margin from lines-of-business groups.........  $273,925    $230,033
  Direct costs for geographic areas:
    Americas................................................   (86,725)    (64,860)
    EMEA....................................................   (64,729)    (59,474)
    Asia/Pacific............................................   (19,257)    (20,724)
  Corporate expenses........................................   (32,944)    (33,487)
                                                              --------    --------
  Operating Income..........................................  $ 70,260    $ 51,488
                                                              ========    ========

    The Company does not track assets by line-of-business group. Direct costs for lines-of-business groups for fiscal 1997 are not available.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

13.  SEGMENT INFORMATION (CONTINUED)

    The following is revenue, contribution margin and long-lived assets for the Company's three geographic areas for fiscal years 1999, 1998 and 1997:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues:
  United States.............................................  $167,236    $134,506    $112,455
  Americas -- other.........................................    43,070      39,564      33,370
                                                              --------    --------    --------
    Total Americas..........................................   210,306     174,070     145,825
  EMEA......................................................   113,096      96,979      70,408
  Asia/Pacific..............................................    31,392      28,200      27,916
                                                              --------    --------    --------
                                                              $354,794    $299,249    $244,149
                                                              ========    ========    ========
Contribution margin from geographic areas:
  Total Americas............................................  $123,581    $109,210    $ 91,061
  EMEA......................................................    48,367      37,505       6,722
  Asia/Pacific..............................................    12,125       7,476       5,448
                                                              --------    --------    --------
                                                              $184,073    $154,191    $103,231
                                                              ========    ========    ========
Profit Reconcilliation:
  Contribution margin for geographic areas..................  $184,073    $154,191
  Direct Costs for lines-of-business groups:
    Consumer Banking........................................   (36,627)    (29,583)
    Corporate Banking.......................................   (22,254)    (23,230)
    Systems Solutions.......................................   (16,816)    (12,915)
    Retail Solutions........................................    (5,172)     (3,488)
  Corporate expenses........................................   (32,944)    (33,487)
                                                              --------    --------
  Operating Income..........................................  $ 70,260    $ 51,488
                                                              ========    ========
Long-lived assets:
  Americas (primarily United States)........................  $103,425    $ 47,044    $ 35,072
  EMEA......................................................    11,520      10,530       9,937
  Asia/Pacific..............................................     1,620       1,255       1,408
                                                              --------    --------    --------
                                                              $116,555    $ 58,829    $ 46,417
                                                              ========    ========    ========

No single customer accounted for more than 10% of the Company's consolidated revenue during fiscal years 1999, 1998 and 1997.

14.  INCOME TAXES

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

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

14.  INCOME TAXES (CONTINUED)

    The provision for income taxes consists of the following (in thousands):

                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                       ------------------------------------------------------------------------------------------------
                                    1999                             1998                             1997
                       ------------------------------   ------------------------------   ------------------------------
                       CURRENT    DEFERRED    TOTAL     CURRENT    DEFERRED    TOTAL     CURRENT    DEFERRED    TOTAL
                       --------   --------   --------   --------   --------   --------   --------   --------   --------
Federal..............  $18,360    $(2,413)   $15,947    $13,433    $(1,212)   $12,221    $ 7,022     $1,355    $ 8,377
State................    3,171       (341)     2,830      2,252       (257)     1,995      1,905        240      2,145
Foreign..............    8,393         --      8,393      5,260         --      5,260      3,803         --      3,803
                       -------    -------    -------    -------    -------    -------    -------     ------    -------
Total................  $29,924    $(2,754)   $27,170    $20,945    $(1,469)   $19,476    $12,730     $1,595    $14,325
                       =======    =======    =======    =======    =======    =======    =======     ======    =======

    The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows:

                                                       FOR THE YEAR ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Tax expense at federal rate of 35%.............  $25,155    $17,932    $14,028
Losses with no current tax benefit.............      240         22      1,503
Effective state income tax.....................    2,112      1,508      1,394
Foreign tax rate differential..................    1,097        385      1,160
RVS nontaxable income..........................       --         --       (663)
IntraNet nontaxable income.....................       --       (564)      (766)
Recognition of deferred income tax assets
  previously reserved against..................   (3,235)      (830)    (2,979)
Amortization of intangibles....................    1,269         --         --
Transaction related expenses...................      239        461         --
Other..........................................      293        562        648
                                                 -------    -------    -------
                                                 $27,170    $19,476    $14,325
                                                 =======    =======    =======

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

14.  INCOME TAXES (CONTINUED)

    The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

                                                            SEPTEMBER 30,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Deferred assets:
  Depreciation.........................................  $    138   $    167
  Amortization.........................................     3,807      4,822
  Foreign taxes........................................     2,082      1,122
  Acquired net operating loss carryforward of USSI.....     1,575      1,167
  Net operating loss carryforward......................     3,004      1,058
  Acquired basis in partnership assets.................     5,518      6,016
  Unrealized investment holding loss...................     1,184      1,094
  Other................................................     1,376      1,140
                                                         --------   --------
                                                         $ 18,684     16,586
                                                         --------   --------
Deferred tax asset valuation allowance.................   (11,216)   (11,665)
                                                         --------   --------
Deferred liabilities:
  Acquired Software....................................    (5,953)        --
  Other................................................      (254)      (288)
                                                         --------   --------
                                                           (6,207)      (288)
                                                         --------   --------
                                                         $  1,261   $  4,633
                                                         ========   ========

    At September 30, 1999 management evaluated its 1999 and 1998 operating results as well as its future tax projections and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a deferred tax asset of $7.5 million as of September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

    The financial statements filed as part of this report are listed on the Index to Financial Statements on page 24.

(2)  FINANCIAL STATEMENT SCHEDULES:

    Index to Consolidated Financial Statement Schedules

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     57
Schedule II -- Valuation and Qualifying Accounts............     58

    All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)  REPORTS ON FORM 8-K

    None.

(4)  EXHIBITS:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       2.01(2)          Senior Convertible Preferred Stock and Warrant Purchase
                          Agreement among ACI Holding, Inc. and the Several Named
                          Purchasers Named therein, dated as of December 31, 1993
       2.02(2)          Stock Purchase Agreement between and among Tandem Computers
                          Incorporated, Tandem Computers Limited, Applied
                          Communications, Inc., Applied Communications Inc Limited
                          and ACI Holding, Inc., dated November 8, 1993, and
                          amendments thereto
       2.03(2)          Stock Purchase Agreement between and among U S Software
                          Holding, Inc., Michael J. Scheier, Trustee, Michael J.
                          Scheier and ACI Holding, Inc., dated December 13, 1993,
                          and amendments thereto
       2.04(2)          Stock and Warrant Holders Agreement, dated as of
                          December 30, 1993
       2.05(2)          Credit Agreement among ACI Transub, Inc., ACI
                          Holding, Inc., certain lenders and Continental Bank N.A.,
                          as Agent, dated December 31, 1993, including Amendment No.
                          1 to Credit Agreement and Amendment No. 2 to Credit
                          Agreement and Consent
       2.06(2)          Letter Agreement among ACI Holding, Inc., Alex. Brown and
                          Sons, Incorporated and Kirkpatrick Pettis Smith
                          Polian, Inc., and amendment thereto
       2.07(2)          ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993
       2.08(3)          Asset Purchase Agreement Between 1176484 Ontario Inc. and
                          TXN Solution Integrations dated June 3, 1996
       2.09(4)          Stock Exchange Agreement by and among the Company, Grapevine
                          Systems, Inc. and certain principal shareholders of
                          Grapevine Systems, Inc., dated as of July 15, 1996
       2.10(9)          Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice Systems, Inc. and related
                          entities.
       2.11(10)         Agreement and Plan of Merger dated April 27, 1998 among the
                          Company, I.N. Acquisition Corp. and IntraNet
       3.01(2)          Amended and Restated Certificate of Incorporation of the
                          Company, and amendments thereto
       3.02             Amended and Restated Bylaws of the Company, and First
                          Amendment thereto
       4.01(2)          Form of Common Stock Certificate
      10.01(2)          ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
      10.02(2)          ACI Holding, Inc. Employees Stock Purchase Plan
      10.03(2)          Applied Communications, Inc. First Restated Profit Sharing
                          Plan and Trust
      10.04(2)          Applied Communications, Inc. Profit Sharing/401(k) Plan and
                          Amendment No. 1 thereto
      10.05(2)          U.S. Software, Inc. Profit Sharing Plan and Trust
      10.06(7)          Consulting Agreement between Transaction Systems
                          Architects, Inc. and Michael J. Scheier and U.S. Software
                          Holding dated December 31, 1995
      10.07(12)         Transaction Systems Architects, Inc. 1996 Stock Option Plan
                        (10.08-10.12 intentionally omitted.)
      10.13(2)          Voting Agreement among ACI Holding, Inc. and certain
                          investors, dated as of December 30, 1993
      10.14(2)          Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated December 30, 1993

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
                        (10.15-10.16 intentionally omitted.)
      10.17(2)          Lease respecting facility at 330 South 108th Avenue, Omaha,
                          Nebraska
      10.18(2)          Lease respecting facility at 218 South 108th Avenue,
                          Suite 3, Omaha, Nebraska
      10.19(2)          Lease respecting facility at 230 South 108th Avenue,
                          Suite 3, Omaha, Nebraska
      10.20(2)          Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
      10.21(5)          Lease respecting facility at 206 South 108th Avenue, Omaha,
                          Nebraska
      10.22(2)          Lease respecting facility at 2200 Abbott Drive, Carter Lake,
                          Iowa
      10.23(5)          Lease respecting facility at 182 Clemenceau Avenue,
                          Singapore
      10.24(8)          Transaction Systems Architects, Inc. 1997 Management Stock
                          Option Plan
      10.25(1)          Leases respecting facility at 55 and 59 Clarendon Road,
                          Watford, United Kingdom
      10.26(6)          Revolving Conditional Line of Credit Agreement with Norwest
                          Bank Nebraska, N.A.
      10.27(2)          Software House Agreement, as amended, between Tandem
                          Computers Incorporated and Applied Communications, Inc.
      10.28(1)          Lease respecting facility at 236 South 108th Avenue,
                          Suite 2, Omaha, Nebraska
      10.29(3)          Second Amendment to Software House Agreement between Tandem
                          Computers Incorporated and Applied Communications, Inc.
      10.30(11)         Transaction Systems Architects, Inc. Deferred Compensation
                          Plan
      10.31(11)         Transaction Systems Architects, Inc. Deferred Compensation
                          Plan Trust Agreement
      10.32             Severance Compensation Agreements between Transaction
                          Systems Architects, Inc. and certain employees
      21.01(4)          Subsidiaries of the Company
      23.01             Consent of Independent Public Accountants
      27.00             Financial Data Schedule
      99.01             Safe Harbor for Forward-Looking Statements under the Private
                          Securities Litigation Reform Act of 1995

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

(11) Incorporated by reference to exhibits 4.1 and 4.2 to the Registration Statement No. 333-67987 on Form S-8.

(12) Incorporated by reference to the exhibit with the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended September
    30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1999.

                                                       TRANSACTION SYSTEMS ARCHITECTS, INC.

                                                       By             /s/ WILLIAM E. FISHER
                                                            -----------------------------------------
                                                                        William E. Fisher
                                                                DIRECTOR AND CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 1999:

                /s/ DAVID C. RUSSELL
     -------------------------------------------       Director and President
                  David C. Russell                        (Principal Executive Officer)

                /s/ WILLIAM E. FISHER
     -------------------------------------------       Director and Chairman of the Board
                  William E. Fisher

                /s/ GREGORY J. DUMAN
     -------------------------------------------       Chief Financial Officer (Principal Financial
                  Gregory J. Duman                       Officer)

                  /s/ DWIGHT HANSON
     -------------------------------------------       Vice President (Principal Accounting Officer)
                    Dwight Hanson

                  /s/ PROMOD HAQUE
     -------------------------------------------       Director
                    Promod Haque

              /s/ CHARLES E. NOELL, III
     -------------------------------------------       Director
                Charles E. Noell, III

                  /s/ JIM D. KEVER
     -------------------------------------------       Director
                    Jim D. Kever

                /s/ LARRY G. FENDLEY
     -------------------------------------------       Director
                  Larry G. Fendley

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                      TRANSACTION SYSTEMS ARCHITECTS, INC.

To the Board of Directors of
Transaction Systems Architects, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Systems Architects, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated October 28, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Transaction Systems Architects, Inc. listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 28, 1999

                                                                     SCHEDULE II

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Balance, beginning of period................................   $5,148    $ 2,298     $1,168

Additions charged to expense................................    3,758      4,746      1,512

Reductions..................................................   (1,655)    (1,896)      (382)
                                                               ------    -------     ------

Balance, end of period......................................   $7,251    $ 5,148     $2,298
                                                               ======    =======     ======

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       2.10(9)          Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice Systems, Inc. and related
                          entities.

       2.11(10)         Agreement and Plan of Merger dated April 27, 1998 among the
                          Company, I.N. Acquisition Corp. and IntraNet

       3.01(2)          Amended and Restated Certificate of Incorporation of the
                          Company, and amendments thereto

       3.02             Amended and Restated Bylaws of the Company, and First
                          Amendment thereto

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

      10.13(2)          Voting Agreement among ACI Holding, Inc. and certain
                          investors, dated as of December 30, 1993

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
      10.14(2)          Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated December 30, 1993
                                   (10.15-10.16 intentionally omitted.)
      10.17(2)          Lease respecting facility at 330 South 108th Avenue, Omaha,
                          Nebraska
      10.18(2)          Lease respecting facility at 218 South 108th Avenue,
                          Suite 3, Omaha, Nebraska
      10.19(2)          Lease respecting facility at 230 South 108th Avenue,
                          Suite 3, Omaha, Nebraska
      10.20(2)          Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
      10.21(5)          Lease respecting facility at 206 South 108th Avenue, Omaha,
                          Nebraska
      10.22(2)          Lease respecting facility at 2200 Abbott Drive, Carter Lake,
                          Iowa
      10.23(5)          Lease respecting facility at 182 Clemenceau Avenue,
                          Singapore
      10.24(8)          Transaction Systems Architects, Inc. 1997 Management Stock
                          Option Plan
      10.25(1)          Leases respecting facility at 55 and 59 Clarendon Road,
                          Watford, United Kingdom
      10.26(6)          Revolving Conditional Line of Credit Agreement with Norwest
                          Bank Nebraska, N.A.
      10.27(2)          Software House Agreement, as amended, between Tandem
                          Computers Incorporated and Applied Communications, Inc.
      10.28(1)          Lease respecting facility at 236 South 108th Avenue,
                          Suite 2, Omaha, Nebraska
      10.29(3)          Second Amendment to Software House Agreement between Tandem
                          Computers Incorporated and Applied Communications, Inc.
      10.30(11)         Transaction Systems Architects, Inc. Deferred Compensation
                          Plan
      10.31(11)         Transaction Systems Architects, Inc. Deferred Compensation
                          Plan Trust Agreement
      10.32             Severance Compensation Agreements between Transaction
                          Systems Architects, Inc. and certain employees
      21.01(4)          Subsidiaries of the Company
      23.01             Consent of Independent Public Accountants
      27.00             Financial Data Schedule
      99.01             Safe Harbor for Forward-Looking Statements under the Private
                          Securities Litigation Reform Act of 1995

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