Form 10-Q
period 1999-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2000-02-14
CIK 935036

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to _______.

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

                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X      No ___.
                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      32,667,049 shares of Class A Common Stock at February 4, 2000

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of December 31, 1999
         and September 30, 1999                                                    3

         Condensed Consolidated Statements of Income for the three months
          ended December 31, 1999 and 1998                                         4

         Condensed Consolidated Statements of Cash Flows for the three months
          ended December 31, 1999 and 1998                                         5

         Notes to Condensed Consolidated Financial Statements                      6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                10 - 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks               14

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         15

Item 6. Exhibits and Reports on Form 8-K                                           15

Signatures                                                                         16

Index to Exhibits                                                                  17

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED AND IN THOUSANDS)


                                                        December 31,           September 30,
                                                            1999                   1999
                                                       ------------           -------------
                                ASSETS
Current assets:
      Cash and cash equivalents                        $      43,995          $      70,482
      Marketable securities                                   13,144                  8,456
      Billed receivables, net                                 55,516                 50,619
      Accrued receivables                                     41,126                 41,880
      Deferred income taxes                                    1,228                  1,164
      Other                                                    9,297                  7,215
                                                       -------------          -------------
        Total current assets                                 164,306                179,816

Property and equipment, net                                   19,734                 20,754
Software, net                                                 24,666                 25,835
Intangible assets, net                                        59,417                 61,612
Long-term accrued receivables                                 30,049                 26,850
Investments and notes receivable                               3,989                  3,569
Deferred income taxes                                          1,487                     97
Other                                                          3,992                  4,785
                                                       -------------          -------------
        Total assets                                   $     307,640          $     323,318
                                                       =============          =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                $         931          $         501
      Accounts payable                                         6,868                  8,030
      Accrued employee compensation                            4,632                  7,192
      Accrued liabilities                                     15,830                 18,287
      Income taxes                                             4,733                  8,521
      Deferred revenue                                        58,743                 54,627
                                                       -------------          -------------
        Total current liabilities                             91,737                 97,158

Long-term debt                                                   918                    991
                                                       -------------          -------------
        Total liabilities                                     92,655                 98,149
                                                       -------------          -------------

Stockholders' equity:
      Class A Common Stock                                       163                    163
      Additional paid-in capital                             162,608                161,630
      Retained earnings                                       81,539                 82,922
      Treasury stock, at cost                                (27,593)               (14,250)
      Accumulated other comprehensive income                  (1,732)                (5,296)
                                                       -------------          -------------
        Total stockholders' equity                           214,985                225,169
                                                       -------------          -------------
        Total liabilities and stockholders' equity     $     307,640          $     323,318
                                                       =============          =============

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED AND IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)


                                                              Three Months Ended December 31,
                                                      -----------------------------------------------
                                                              1999                         1998
                                                      ------------------           ------------------
Revenues:
     Software license fees                            $          35,253            $          46,077
     Maintenance fees                                            16,685                       15,567
     Services                                                    15,073                       23,295
     Hardware, net                                                  106                        1,131
                                                      -----------------            -----------------

          Total revenues                                         67,117                       86,070
                                                      -----------------            -----------------

Expenses:
     Cost of software license fees                               10,825                       11,822
     Cost of maintenance and services                            16,792                       20,293
     Research and development                                     8,460                        8,198
     Selling and marketing                                       17,561                       15,978
     General and administrative costs                            14,638                       14,368
     Amortization of goodwill and purchased
       intangibles                                                2,177                          445
                                                      -----------------            -----------------

          Total  expenses                                        70,453                       71,104
                                                      -----------------            -----------------

Operating income (loss)                                          (3,336)                      14,966
                                                      -----------------            -----------------

Other income (expense):
     Interest income                                                947                          703
     Interest expense                                               (63)                        (111)
     Transaction related expenses                                     -                         (653)
     Other                                                          183                          197
                                                      -----------------            -----------------

          Total other                                             1,067                          136
                                                      ------------------           ------------------
Income (loss) before income taxes                                (2,269)                      15,102
Provision for income taxes                                          886                       (5,732)
                                                      -----------------            -----------------

Net income (loss)                                     $          (1,383)            $          9,370
                                                      =================             ================

Earnings Per Share Data:
     Basic:
          Net income (loss)                           $           (0.04)            $           0.30
                                                      =================             ================

          Average shares outstanding                             32,039                       30,938
                                                      =================             ================

     Diluted:
          Net income (loss)                           $           (0.04)            $           0.30
                                                      =================             ================

          Average shares outstanding                             32,039                       31,727
                                                      =================             ================

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                         Three months ended December 31,
                                                                     ----------------------------------------
                                                                           1999                 1998
                                                                     ---------------        -----------------
Cash flows from operating activities:
   Net  income (loss)                                                $      (1,383)         $    9,370
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                                          2,053               1,927
       Amortization                                                          5,130               1,587
       Changes in operating assets and liabilities:
         Billed and accrued receivables                                     (7,683)             (8,914)
         Other current and noncurrent assets                                (2,961)                353
         Accounts payable                                                   (1,200)             (2,474)
         Deferred revenue                                                    3,898               5,091
         Other current liabilities                                          (6,214)              1,288
                                                                     -------------          ----------

           Net cash provided by (used in) operating activities              (8,360)              8,228
                                                                     -------------          ----------

Cash flows from investing activities:
   Purchases of property and equipment                                      (1,104)             (1,014)
   Purchases of software                                                    (1,581)             (1,969)
   Acquisition of businesses, net of cash acquired                          (3,053)             (7,062)
   Additions to investment and notes receivable                               (420)               (602)
                                                                     -------------          ----------
           Net cash used in investing activities                            (6,158)            (10,647)
                                                                     -------------          ----------

Cash flows from financing activities:
   Proceeds from issuance of Class A Common Stock                              461                 322
   Proceeds from exercise of stock options                                     375                 926
   Purchase of Class A Common Stock                                        (13,343)                  -
   Changes in long-term debt, net                                              357                (577)
                                                                     -------------          ----------

           Net cash provided by (used in) financing activities             (12,150)                671
                                                                     -------------          ----------

Effect of exchange rate fluctuations on cash                                   181                 127
                                                                     -------------          ----------

Decrease in cash and cash equivalents                                      (26,487)             (1,621)

Cash and cash equivalents, beginning of period                              70,482              63,648
                                                                     -------------          ----------

Cash and cash equivalents, end of period                             $      43,995              62,027
                                                                     =============          ==========

See notes to condensed consolidated finncial statements.

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

The condensed consolidated financial statements at December 31, 1999 and for the three months ended December 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000.

2.  COMPREHENSIVE INCOME

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of other comprehensive income were as follows (in thousands):


                                                                   Three months ended
                                                                       December 31,
                                                                       ------------
                                                                  1999              1998
                                                                  ----              ----
         Net income (loss)                                    $ (1,383)          $ 9,370
         Other comprehensive income (loss):
           Unrealized investment holding gain (loss)             4,687              (467)
           Foreign currency translation adjustments             (1,123)             (504)
                                                                ------             -----
         Comprehensive income                                 $  2,181           $ 8,399
                                                                 -----             -----

The Company's components of accumulated other comprehensive income at each balance sheet date were as follows:


                                                              December 31,      September 30,
                                                                 1999              1999
                                                                 ----              ----
         Unrealized investment holding gain (loss)            $ 1,644           $ (3,043)
         Foreign currency translation adjustments              (3,376)            (2,253)
                                                              --------          ---------
                                                              $(1,732)          $ (5,296)
                                                              -------           --------

3.  REVENUE RECOGNITION

Beginning in fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). The Company has concluded that for certain software arrangements entered into after October 1, 1998 with extended guaranteed payment terms, the "fixed or determinable" presumption of SOP 97-2 has been overcome and software license fees should be recognized upon meeting all other SOP 97-2 revenue recognition criteria ("guaranteed software license fees"). The present value of the guaranteed software license fees recognized during the three months ended December 31, 1999 and 1998 totaled $5.1 million and $6.7 million, respectively. The discount rates used to determine the present value of the guaranteed software license fees, representing the Company's incremental borrowing rates, ranged from 9.5% to 10.25%. The portion of the guaranteed software license fees that has been recognized by the Company, but not yet billed, is reflected in accrued receivables in the accompanying consolidated balance sheets.

4.  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:


                                            Three months ended
                                              December 31,
                                              ------------
                                   (in thousand, except per share data)
                                          1999               1998
                                          ----               ----
Net income (loss)                     $ (1,383)          $  9,370
                                      --------           --------

Weighted average shares outstanding     32,039             30,938
Dilutive effect of stock options            --                789
                                      --------           --------
Dilutive shares outstanding             32,039             31,727
                                      --------           --------

Basic earnings per share              $  (0.04)          $   0.30
                                      --------           --------

Diluted earnings per share            $  (0.04)          $   0.30
                                      --------           --------

The effect of stock options have not been included in the dilutive earnings per share calculation for the three months ended December 31, 1999 since the effect is anti-dilutive. If the effect had not been anti-dilutive, approximately 517,000 shares would have been added to arrive at dilutive earnings per share for the three months ended December 31, 1999. For the three months ended December 31, 1999 and 1998, weighted average shares from stock options of 1,353,510 and 37,935, respectively have been excluded from the computation of diluted earnings per share because the exercise price of the stock options were greater than the average market price of the common shares.

5.  SEGMENT INFORMATION

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

The Company's four line-of-business groups are Consumer Banking, Corporate Banking, System Solutions and Retail Solutions. Products are developed by the line-of-business groups and are sold and supported through three distribution networks covering the geographic areas of the Americas, Europe/Middle East/Africa (EMEA) and Asia/Pacific. The Company allocates resources to and evaluates performance of its lines-of-business groups and geographic areas based upon revenue and contribution margin.

The following is revenues and contribution margin for the Company's four lines-of-business groups for the three months ended December 31, 1999 and 1998:


                                                                Three months ended
                                                                   December 31,

                                                                1999          1998
                                                                ----          ----
Revenues:
          Consumer Banking                                    $ 40,904      $ 58,332
          Corporate Banking                                      7,642         8,128
          System Solutions                                      12,775        15,420
          Retail Solutions                                       5,796         4,190
                                                              ----------------------
                                                              $ 67,117      $ 86,070
                                                              ======================

Contribution margin from lines-of-business groups:
          Consumer Banking                                    $ 31,826      $ 49,276
          Corporate Banking                                      2,138         2,311
          System Solutions                                       7,249        13,112
          Retail Solutions                                       4,314         2,982
                                                              ----------------------
                                                              $ 45,527      $ 67,681
                                                              ======================

Profit Reconciliation:
          Contribution margin for line-of-business groups     $ 45,527      $ 67,681
          Direct costs for geographic areas:
                Americas                                       (17,677)      (22,257)
                EMEA                                           (16,102)      (17,252)
                Asia/Pacific                                    (4,353)       (5,228)
          Corporate expenses                                   (10,731)       (7,978)
                                                              ----------------------
          Operating income (loss)                             $ (3,336)     $ 14,966
                                                              ======================

         The Company does not track assets by line-of-business group. The following is revenue, contribution margin and long-lived assets for the Company's three geographic areas for the three months ended December 31, 1999 and 1998:


                                                                Three months ended
                                                                   December 31,

                                                                1999          1998
                                                                ----          ----
Revenues:
          United States                                       $ 30,822      $ 42,711
          Americas - other                                       8,866         8,625
                                                              --------      --------
            Total Americas                                      39,688        51,336
          EMEA                                                  20,222        27,709
          Asia/Pacific                                           7,207         7,025
                                                              ----------------------
                                                              $ 67,117      $ 86,070
                                                              ======================

Contribution from geographic areas:
          Total Americas                                      $ 22,011      $ 29,079
          EMEA                                                   4,121        10,457
          Asia/Pacific                                           2,854         1,797
                                                              ----------------------
                                                              $ 28,986      $ 41,333
                                                              ======================

Profit Reconciliation:
          Contribution margin for geographic regions          $ 28,986      $ 41,333
          Direct costs for lines-of-business groups:
                Consumer Banking                                (9,078)       (9,056)
                Corporate Banking                               (5,504)       (5,817)
                System Solutions                                (5,527)       (2,308)
                Retail Solutions                                (1,482)       (1,208)
          Corporate expenses                                   (10,731)       (7,978)
                                                              ----------------------
          Operating income (loss)                             $ (3,336)     $ 14,966
                                                              ======================


                                                             December 31,  September 30,
                                                                 1999          1999
                                                              -----------  ------------
Long-lived assets
          Americas                                            $ 99,568      $103,425
          EMEA                                                  10,699        11,520
          Asia/Pacific                                           1,531         1,620
                                                              ----------------------
                                                              $111,798      $116,565
                                                              ======================



No single customer accounted for more than 10% of the Company's consolidated revenue during the three months ended December 31, 1999 and 1998.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:


                                                                                 Three Months Ended December 31,
                                                       -----------------------------------------------------------------------
                                                               1999                                    1998
                                                       -------------------------------         -------------------------------
                                                                             % of                                    % of
                                                          Amount           Revenue                Amount           Revenue
                                                       -------------     -------------         -------------     -------------
Revenues:
       Software license fees                           $   35,253              52.5 %          $   46,077              53.5 %
       Maintenance fees                                    16,685              24.9                15,567              18.1
       Services                                            15,073              22.5                23,295              27.1
       Hardware, net                                          106               0.2                 1,131               1.3
                                                       -------------     -------------         -------------     -------------
                 Total revenues                            67,117             100.0                86,070             100.0
                                                       -------------     -------------         -------------     -------------

Expenses:

       Cost of software license fees                       10,825              16.1                11,822              13.7
       Cost of maintenance and services                    16,792              25.0                20,293              23.6
       Research and development                             8,460              12.6                 8,198               9.5
       Selling and marketing                               17,561              26.2                15,978              18.6
       General and administrative costs                    14,638              21.8                14,368              16.7
       Amortization of goodwill and purchased
         intangibles                                        2,177               3.2                   445               0.5
                                                       -------------     -------------         -------------     -------------

                 Total  expenses                           70,453             105.0                71,104              82.6
                                                       -------------     -------------         -------------     -------------

Operating income (loss)                                    (3,336)             (5.0)               14,966              17.4
                                                       -------------     -------------         -------------     -------------

Other income (expense):
       Interest income                                        947               1.4                   703               0.8
       Interest expense                                       (63)             (0.1)                 (111)             (0.1)
       Transaction related expenses                             0               0.0                  (653)             (0.8)
       Other                                                  183               0.3                   197               0.2
                                                        -------------     -------------         -------------     -------------

                 Total other                                1,067               1.6                   136               0.2
                                                        -------------     -------------         -------------     -------------

Income (loss) before income taxes                          (2,269)             (3.4)               15,102              17.5
Provision for income taxes                                    886               1.3                (5,732)             (6.7)
                                                        -------------     -------------         -------------     -------------

Net income (loss)                                       $     (1,383)             (2.1) %       $   9,370              10.9 %
                                                        =============     ==============        ==============    =============

REVENUES

Total revenues for the first quarter of fiscal 2000 decreased 22.0% or $19.0 million over the comparable period in fiscal 1999. Of this decrease, $10.8 million of the shortfall resulted from a 23.5% decrease in software license fee revenue, $8.2 million from a 35.3% decrease in services revenue offset by a 7.2% or $1.1 million increase in maintenance fee revenue. During the first quarter of fiscal 2000, 54% of total revenues resulted from international operations as compared to 53% for all of fiscal 1999.

During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down had a negative impact on the Company's software license fee and services revenue for the first quarter of fiscal 2000 due to the less than expected demand by the Company's customers and potential new customers to upgrade and enhance their current systems.

Although the Company believes overall demand for the Company's products and services appear to be returning to normal levels, the Year 2000 lock-down described above may have caused a temporary interruption in the Company's normal sales cycle and therefore may have a negative impact on the Company's revenue and net income beyond the first quarter of fiscal 2000. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal levels, as many of the Company's customers previously upgraded and enhanced their systems prior to the Year 2000.

Monthly License Fees (MLF) revenue, a component of software license fees, was $14.7 million in the first quarter of fiscal 2000 compared to $12.0 million in the first quarter of fiscal 1999. The increase in maintenance fee revenue for the first quarter of fiscal 2000 is a result of continued growth during fiscal 1999 of the installed base of the Company's products.

EXPENSES

Total operating expenses for the first quarter of fiscal 2000 decreased 1.0% or $651,000 from the comparable period in fiscal 1999. The decrease is due to a decrease in employees and contractors required to support the demand for the Company's products and services. Total staff (including both employees and independent contractors) decreased from 2,260 at December 31, 1998 to 2,114 at December 31, 1999. The decrease in staff was due in part to the sale of US Processing, Inc. in September 1999 which had approximately 50 staff.

INCOME TAXES

The effective tax rate for the first quarter of fiscal 2000 and 1999 was 39.0% and 38.0% respectively. The increase in the effective tax rate for the first quarter of fiscal 2000 is due primarily to the amortization of goodwill and software related to the Insession, Inc. and SDM International, Inc. acquisitions which are non deductible for tax purposes.

As of December 31, 1999, the Company has deferred tax assets of $17.1 million and deferred tax liabilities of $5.4 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $8.2 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $8.9 million as of December 31, 1999.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be reduced.

BACKLOG

As of December 31, 1999 and 1998, the Company had non-recurring revenue backlog of $27.5 million and $35.5 million in software license fees, respectively, and $34.9 million and $32.2 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of December 31, 1999 and 1998, the Company had recurring revenue backlog of $141.8 million and $131.2 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's principal sources of liquidity consisted of $44.0 million of cash and cash equivalents, as compared to $70.5 million at September 30, 1999.

The Company's net cash flows used in operating activities for the first quarter of fiscal 2000 amounted to $8.4 million. This compares to $8.2 million in net cash flows provided by operating activities for the first quarter of fiscal 1999. The decrease of $16.6 million in the first quarter of fiscal 2000 is principally due to lower net income, a decrease in other current liabilities offset by an increase in amortization expense due to the acquisitions of Insession, Inc. in March 1999 and SDM International, Inc. in July 1999. An important contributor to the cash management program is the Company's factoring of accrued receivables, whereby interest in its receivables are transferred (on a non-recourse basis) to third party financial institutions in exchange for cash. During the first quarter of fiscal 2000 and 1999, the Company generated operating cash flows from the factoring of accrued receivables of $4.5 million and $7.9 million, respectively.

The Company's net cash flows used in investing activities totaled $6.2 million and $10.6 million in the first quarter of fiscal 2000 and 1999, respectively. This decrease is due to a decrease in cash used for acquisitions. Cash used in investing activities in the first quarter of fiscal 2000 of $3.0 million related to acquisition of businesses is the Company's final payment related to the acquisition of Insession, Inc. In each period, the Company made significant investments in computer equipment and software. The Company expects to continue to invest in such items to support its growth.

In fiscal 1999, the Company's Board of Directors approved the repurchase of up to 2,000,000 shares of Common Stock through February 2000. The purpose of the stock repurchase program is to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve for shares for future employee stock option grants, acquisitions or other corporate purposes. Under this repurchase program, the Company purchased 500,300 shares at an average cost of $26.67 for approximately $13.3 million during the first quarter of fiscal 2000. The total number of shares purchased under the stock repurchase program to date amounts to 975,300 shares. The Company used cash available to fund the Common Stock repurchases.

Management believes that the Company's working capital and cash flow generated from operations will be sufficient to meet the Company's working capital requirements for the foreseeable future.

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

The Company's Year 2000 program was described in the Company's 1999 Form 10-K. This program was substantially completed prior to the end of the first quarter of fiscal 2000. Since entering the year 2000, the Company is not aware of any significant Year 2000-related compliance problems pertaining to its products. Through January 2000, the Company has incurred total project costs of approximately $10 million.

The Company is not aware of any significant Year 2000-related disruptions impacting its customers. Year 2000 compliant versions of its software products ("Compliant Software") have been made available by the Company to customers in a timely manner and its communication efforts have been proactive and ongoing. The Company continues to actively monitor the status and progress of customers and distributors and assess the risk associated in those cases where the customer has not taken delivery of the Compliant Software or may have not made satisfactory progress in their own Year 2000 testing.

With respect to the IT and non-IT systems, remediation and replacement has been substantially completed in the most critical areas. The Company is not aware of any significant Year 2000-related disruptions caused by the Company's IT and non-IT systems. As new IT and non-IT purchases are made, each is scrutinized and inventoried for Year 2000 compliance.

The Company's business operations are heavily dependent on third parties such as computer hardware system providers on which the Company and its customers rely as well as service providers such as those providing telecommunications and electricity. Failure or disruption of such services or systems could adversely affect operations and the Company's ability to support its customers. Through January 2000, the Company's key third party system and service providers have not reported any significant Year 2000 compliance problems. However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures.

The Company's products are used in conjunction with software products developed by other vendors or by customers who have developed their own applications for use with the Company's products, which may not be Year 2000 compliant. Since the majority of the Company's customers utilize the Company's software products for authorization, routing, or processing of financial transactions, the failure of such customers' systems, which may be particularly susceptible to Year 2000 compliance issues, could impact the transaction volume processed by the customers thereby reducing transaction fees paid by customers with usage based fee contracts. Failures of such systems could also increase the efforts required by the Company to assist customers with resolving problems unrelated to the Company's licensed products. Through January 2000, the Company is not aware of any significant Year 2000-related disruptions caused by third party or customer developed software used in conjunction with the Company's software products.

The Company has developed contingency plans to address each identified risk. The contingency plan acknowledges the risk associated with suppliers of material services, hardware vendors closely related to the operation of the Company's licensed products, the Company's own licensed products and the ability of the Company to support its customers. In addition to distributed support methods, the Company's contingency plans address alternative services, such as telecommunications. The (i) inability to timely implement contingency plans, if deemed necessary and (ii) the cost to implement such plans, may have a material adverse effect on the Company's results of operations.

The impact of Year 2000 on the results of operations of the Company is described above. See Management's Discussion and Analysis of Financial Condition - Revenue.

Except for statements of existing or historical facts, the foregoing discussion consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to potential problems relating to Year 2000, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Year 2000 problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of existing or future customers to achieve Year 2000 compliance, (ii) the failure of computer hardware system providers on which the Company and its customers rely or other vendors or service providers of the Company or its customers to timely achieve Year 2000 compliance, (iii) the Company's products and systems not containing all necessary date code changes, (iv) the failure of the Company's analysis and testing to detect operational problems in IT and non-IT systems utilized by the Company or in the Company's products or services, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological unfeasibility of testing certain non-IT systems, and the unavailability of customers or other third parties to participate in testing, (v) potential litigation arising out of Year 2000 issues, with respect to providers of software and related technical and consulting services such as the Company generally, and particularly in light of the numerous interfaces between the Company's products and products and systems of third parties which are required to successfully utilize the Company's products which could involve the Company in expensive, multiple party litigation even though the Company may have no responsibility for the alleged problem, and (vi) the failure to successfully implement the contingency plan or any inadequacy of the contingency plan to the extent Year 2000 compliance is not achieved.

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

         - TSA's stock price may be volatile, in part due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry.

For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk for the three month period ended December 31, 1999. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 for additional discussion regarding quantitative and qualitative disclosure about market risk.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 14, 1999, HNC Software Inc. filed a complaint against the Company and its wholly-owned subsidiary, ACI Worldwide Inc in the United States District Court for the Southern District of California, San Diego Division. The complaint alleges, among other things, patent infringement, unfair competition, false advertising, and trade libel relating to ACI Worldwide's distribution of PRISM, a fraud detection software product. ACI distributes PRISM pursuant to a license agreement with Nestor, Inc., a company in which TSA is a minority stockholder. The complaint seeks injunctive relief and unspecified damages including treble damages, costs, attorneys' fees and various other forms of relief. On November 25, 1998, Nestor had itself filed a complaint in the United States District Court for the District of Rhode Island against HNC Software alleging, among other things, infringement of a patent relating to PRISM and antitrust violations. HNC Software has filed a counterclaim in the Rhode Island lawsuit alleging infringement by Nestor of HNC Software's patents which claims are essentially the same as those filed by HNC Software against the Company and ACI Worldwide in the San Diego lawsuit. Neither the Company nor ACI Worldwide was a party to the Rhode Island lawsuit. The United States District Court for the Southern District of California, San Diego division, has denied a request by the Company and ACI Worldwide to have the San Diego lawsuit transferred to Rhode Island and consolidated with the proceedings there. The Company and ACI Worldwide have filed a Mandamus Petition with the Federal Circuit Court seeking to have this order reversed. Whatever the final procedural posture of the lawsuit, the Company intends to vigorously defend against HNC Software's allegations.

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

Dated:   February 14, 2000

                                      TRANSACTION SYSTEMS ARCHITECTS, INC
                                      (Registrant)

                                      /S/ DWIGHT G. HANSON
                                      ---------------------------------------
                                          Dwight G. Hanson
                                          Vice President of Finance
                                          (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                                INDEX TO EXHIBITS

EXHIBIT

NUMBER                     DESCRIPTION

27.                        FINANCIAL DATA SCHEDULE