Form 10-Q
period 2000-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2000-05-15
CIK 935036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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

                              Yes __X__     No_____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


            32,992,959 shares of Class A Common Stock at May 8, 2000

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                        Page
                         Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets as of
         March 31, 2000 and September 30, 1999                          3

         Condensed Consolidated Statements of Income for the
         three and six months ended March 31, 2000 and 1999             4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended March 31, 2000 and 1999                   5

         Notes to Condensed Consolidated Financial Statements           6 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9 - 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12


                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

Index to Exhibits                                                       15

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)


                                                              March 31,             September 30,
                                                                2000                    1999
                                                            -------------          --------------
                                         ASSETS
Current assets:
        Cash and cash equivalents                          $    40,801             $    70,482
        Marketable securities                                   24,141                   8,456
        Billed receivables, net                                 51,943                  50,619
        Accrued receivables                                     44,534                  41,880
        Refundable income taxes                                  4,806                       -
        Deferred income taxes                                        -                   1,164
        Other                                                   11,409                   7,215
                                                            ------------            ------------

               Total current assets                            177,634                 179,816

Property and equipment, net                                     19,679                  20,754
Software, net                                                   25,969                  25,835
Intangible assets, net                                          57,569                  61,612
Long-term accrued receivables                                   23,614                  26,850
Investments and notes receivable                                 4,650                   3,569
Deferred income taxes                                            2,438                      97
Other                                                            6,166                   4,785
                                                            ------------            ------------

               Total assets                                $   317,719             $   323,318
                                                            ============            ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                  $       718             $       501
        Accounts payable                                        10,424                   8,030
        Accrued employee compensation                            4,582                   7,192
        Accrued liabilities                                     15,295                  18,287
        Deferred income taxes                                    3,689                       -
        Income taxes                                                 -                   8,521
        Deferred revenue                                        56,438                  54,627
                                                            ------------            ------------

               Total current liabilities                        91,146                  97,158

Long-term debt                                                     851                     991
                                                            ------------            ------------

               Total liabilities                                91,997                  98,149
                                                            ------------            ------------

Stockholders' equity:
        Class A Common Stock                                       164                     163
        Additional paid-in capital                             165,602                 161,630
        Retained earnings                                       83,090                  82,922
        Treasury stock, at cost                                (27,593)                (14,250)
        Accumulated other comprehensive income                   4,459                  (5,296)
                                                            ------------            ------------

               Total stockholders' equity                      225,722                 225,169
                                                            ------------            ------------

               Total liabilities and stockholders' equity  $   317,719             $   323,318
                                                            ============            ============

  See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)

                                                           Three Months Ended March 31,           Six Months Ended March 31,
                                                         -------------------------------      ---------------------------------
                                                             2000               1999               2000                1999
                                                         ------------       ------------       ------------        ------------
  Revenues:
        Software license fees                           $     46,508       $     50,552       $     81,761        $     96,629
        Maintenance fees                                      17,204             15,996             33,889              31,563
        Services                                              11,677             19,309             26,856              42,604
        Hardware, net                                              -              1,094                  -               2,225
                                                         ------------       ------------       ------------        ------------

             Total revenues                                   75,389             86,951            142,506             173,021
                                                         ------------       ------------       ------------        ------------

  Expenses:

        Cost of software license fees                         11,084              9,950             21,909              21,772
        Cost of maintenance and services                      17,264             18,038             34,056              38,331
        Research and development                               9,968              8,538             18,428              16,736
        Selling and marketing                                 18,204             17,348             35,765              33,326
        General and administrative costs                      15,159             14,976             29,797              29,345
        Amortization of goodwill and
            purchased intangibles                              1,758              1,104              3,935               1,548
                                                         ------------       ------------       ------------        ------------

             Total  expenses                                  73,437             69,954            143,890             141,058
                                                         ------------       ------------       ------------        ------------

  Operating income (loss)                                      1,952             16,997             (1,384)             31,963
                                                         ------------       ------------       ------------        ------------

  Other income (expense):
        Interest income                                          717                721              1,664               1,424
        Interest expense                                         (72)               (48)              (135)               (159)
        Transaction related expenses                               -                  -                  -                (653)
        Other                                                    (51)               (29)               132                 168
                                                         ------------       ------------       ------------        ------------

             Total other                                         594                644              1,661                 780
                                                         ------------       ------------       ------------        ------------

  Income before income taxes                                   2,546             17,641                277              32,743
  Provision for income taxes                                    (995)            (6,757)              (109)            (12,489)
                                                         ------------       ------------       ------------        ------------

  Net income                                            $     1,551        $     10,884       $        168        $     20,254
                                                         ============       ============       ============        ============

  Earnings Per Share Data:
        Basic:
             Net income                                 $       0.05       $       0.35       $       0.01        $       0.65
                                                         ============       ============       ============        ============

             Average shares outstanding                       31,707             31,440             31,873              31,189
                                                         ============       ============       ============        ============

        Diluted:
             Net income                                 $       0.05       $       0.34       $       0.01        $       0.63
                                                         ============       ============       ============        ============

             Average shares outstanding                       32,172             32,265             32,364              31,996
                                                         ============       ============       ============        ============

  See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                        Six months ended March 31,
                                                                                    ----------------------------------
                                                                                        2000                   1999
                                                                                    ------------          ------------
Cash flows from operating activities:
      Net  income                                                                  $        168          $     20,254
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                                   4,079                 3,984
           Amortization                                                                  10,026                 4,263
           Changes in operating assets and liabilities:
           Billed and accrued receivables                                                (1,083)               (9,630)
           Other current and noncurrent assets                                          (12,130)               (8,212)
           Accounts payable                                                               2,356                (1,516)
           Deferred revenue                                                               1,593                 6,883
           Other current liabilities                                                    (11,422)               (6,385)
                                                                                    ------------          ------------

                     Net cash provided by (used in) operating activities                 (6,413)                9,641
                                                                                    ------------          ------------

Cash flows from investing activities:
      Purchases of property and equipment                                                (3,368)               (2,796)
      Purchases of software                                                              (5,670)               (3,526)
      Acquisition of businesses, net of cash acquired                                    (3,053)               (5,065)
      Additions to investment and notes receivable                                       (1,081)                 (602)
                                                                                    ------------          ------------

                     Net cash used in investing activities                              (13,172)              (11,989)
                                                                                    ------------          ------------

Cash flows from financing activities:
      Proceeds from issuance of Class A Common Stock                                        931                   755
      Proceeds from exercise of stock options                                             1,661                 1,665
      Purchase of Class A Common Stock                                                  (13,343)                    -
      Changes in long-term debt, net                                                         77                (1,168)
                                                                                    ------------          ------------

                     Net cash provided by (used in) financing activities                (10,674)                1,252
                                                                                    ------------          ------------

Effect of exchange rate fluctuations on cash                                                578                    13
                                                                                    ------------          ------------

Decrease in cash and cash equivalents                                                   (29,681)               (1,083)

Cash and cash equivalents, beginning of period                                           70,482                63,648
                                                                                    ------------          ------------

Cash and cash equivalents, end of period                                           $     40,801          $     62,565
                                                                                    ============          ============

See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements
Transaction Systems Architects, Inc. (the Company or TSA) develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. The products are used principally by financial institutions, retailers and third-party processors, both in domestic and international markets.

The condensed consolidated financial statements at March 31, 2000 and for the three and six months ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000.

2.  Comprehensive Income
The Company's components of other comprehensive income were as follows (in thousands):

                                                  Three Months Ended March 31,         Six Months Ended March 31,
                                                -------------------------------      -------------------------------
                                                    2000               1999                2000              1999
                                                ------------       ------------      ------------       ------------
 Net Income                                    $      1,551       $     10,884      $        168       $     20,254
 Other Comprehensive income:
      Unrealized investment holding gain              6,080                625            10,767                157
      Foreign currency translation adjustments          111             (1,387)           (1,012)            (1,890)
                                                ------------       ------------      ------------       ------------
 Comprehensive Income                          $      7,742       $     10,122      $      9,923       $    18,521
                                                ============       ============      ============       ============

Components of accumulated other comprehensive income at each balance sheet date were as follows (in thousands):

                                                                     March 31,       September 30,
                                                                       2000              1999
                                                                   ------------      -------------
 Unrealized investment holding gain (loss)                        $      7,724      $      (3,043)
 Foreign currency translation adjustments                               (3,265)            (2,253)
                                                                   ------------      -------------
                                                                  $      4,459      $      (5,296)
                                                                   ============      =============

As of May 10, 2000, the fair value of the marketable securities declined from $24.1 million at March 31, 2000 to approximately $12.7 million.

3.  Revenue Recognition
The Company accounts for revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). The Company has concluded that for certain software arrangements entered into after October 1, 1998 with extended guaranteed payment terms, the "fixed or determinable" presumption of SOP 97-2 has been overcome and software license fees should be recognized upon meeting all other SOP 97-2 revenue recognition criteria ("guaranteed software license fees"). The present value of the guaranteed software license fees recognized during the three months ended March 31, 2000 and 1999 totaled $5.4 million and $11.9 million, respectively. The present value of the guaranteed software license fees recognized during the six months ended March 31, 2000 and 1999 totaled $10.5 million and $18.6 million, respectively. The discount rates used to determine the present value of the guaranteed software license fees, representing the Company's incremental borrowing rates, ranged from 9.5% to 11.0%. The portion of the guaranteed software license fees that has been recognized by the Company, but not yet billed, is reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

4.  Earnings Per Share
Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                       Three Months Ended March 31,        Six Months Ended March 31,
                                                      ------------------------------     ------------------------------
                                                          2000              1999             2000              1999
                                                      ------------      ------------     ------------      ------------

 Net Income                                          $      1,551      $     10,884     $        168      $     20,254
                                                      ============      ============     ============      ============

 Weighted average shares outstanding                       31,707            31,440           31,873            31,189
 Dilutive effect of stock options                             465               825              491               807
                                                      ------------      ------------     ------------      ------------
 Dilutive shares outstanding                               32,172            32,265           32,364            31,996
                                                      ------------      ------------     ------------      ------------

Basic earnings per share                             $       0.05      $       0.35     $       0.01      $       0.65
                                                      ============      ============     ============      ============

Diluted earnings per share                           $       0.05      $       0.34     $       0.01      $       0.63
                                                      ============      ============     ============      ============

For the three months ended March 31, 2000 and 1999, stock options representing 1,366,291 and 19,763 shares of the Company's common stock, respectively, have been excluded from the computation of diluted earnings per share as the exercise price of the stock options were greater than the average market price of the common stock. For the six months ended March 31, 2000 and 1999, stock options representing 1,349,679 and 17,629 shares of the Company's common stock, respectively, have been excluded from the computation of diluted earnings per share as the exercise price of the stock options were greater than the average market price of the common stock.

5.  Segment Information
During the second quarter of fiscal 2000, the Company announced the formation of six new business units organized on the basis of the Company's products and services. As a result, the Company has changed from reporting one segment in its annual report on Form 10-K for the fiscal year ended September 30, 1999 to reporting six segments. These reportable segments are: Consumer Banking, Corporate Banking e-Payments, Electronic Business Infrastructure, Internet Banking, Electronic Commerce and Health Claims Transaction Processing and Management. A summary of the products and related services associated with each reportable segment is as follows:

o Consumer Banking products focus on the consumer side of financial institutions related to automated teller machine (ATM) networks, point-of-sale deployments, branch networks, home banking, fraud detection and back-office payments management.
o Corporate Banking e-Payments products offer electronic commerce and electronic payments solutions to corporate banking institutions.
o Electronic Business Infrastructure products facilitate communication, data movement, transaction processing and systems monitoring across incompatible computing systems involving mainframes, distributed computing networks and the Internet.
o Internet Banking products offer banking and bill payments solutions to large financial institutions as well as small community banks.
o Electronic Commerce products offer retailers, merchant banks and payment processors electronic payment solutions such as secure web-based payments, debit and credit transaction authorization, fraud management and targeted marketing programs.
o Health Claims Transaction Processing and Management allow large companies and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments.

In  evaluating   segment   performance,   management   focuses  on  income  from
operations. The table below presents revenues and operating income for each reportable segment.

                                                                      Three months ended                   Six months ended
                                                                            March 31,                          March 31,
                                                                -------------------------------     ------------------------------
                                                                    2000               1999             2000               1999
                                                                ------------       ------------     ------------      ------------
Segment revenues:
  Consumer Banking                                             $     45,959       $     59,834     $     84,520      $    113,530
  Corporate Banking e-Payments                                        9,609              7,262           17,250            15,390
  Electronic Business Infrastructure                                 11,290              8,989           22,166            20,912
  Internet Banking                                                    2,178              2,806            6,131             5,176
  Electronic Commerce                                                 5,492              7,027           10,694            16,062
  Health Claims Transaction Processing and Management                   861              1,033            1,745             1,951
                                                                ------------       ------------     ------------      ------------
    Total consolidated revenue                                 $     75,389       $     86,951     $    142,506      $    173,021
                                                                ============       ============     ============      ============

Segment operating income (loss):
  Consumer Banking                                             $      2,233       $     17,074     $       (798)     $     28,465
  Corporate Banking e-Payments                                        1,206             (1,376)             498            (1,879)
  Electronic Business Infrastructure                                  2,428                957            4,212             2,314
  Internet Banking                                                     (570)               639              324               887
  Electronic Commerce                                                (3,280)              (442)          (5,595)            1,818
  Health Claims Transaction Processing and Management                   (65)               145              (25)              358
                                                                ------------       ------------     ------------      ------------
    Total consolidated operating income (loss)                 $      1,952       $     16,997     $     (1,384)     $     31,963
                                                                ============       ============     ============      ============

The Company currently does not track total assets and expenditures for long-lived assets separately for each reportable segment.

Revenue and identifiable assets by geographic area are as follows:

                                                                       Three months ended                  Six months ended
                                                                            March 31,                          March 31,
                                                                --------------------------------    ------------------------------
                                                                    2000               1999             2000               1999
                                                                ------------       ------------     -------------     ------------
Revenues:
  United States                                                $     35,240       $     40,908     $      66,062     $     83,619
  Americas - other                                                    8,310             11,334            17,176           19,959
                                                                ------------       ------------     -------------     ------------
    Total Americas                                                   43,550             52,242            83,238          103,578
      EMEA                                                           24,584             25,715            44,806           53,424
      Asia/Pacific                                                    7,255              8,994            14,462           16,019
                                                                ------------       ------------     -------------     ------------
                                                               $     75,389       $     86,951     $     142,506     $    173,021
                                                                ============       ============     =============     ============


                                                                                    March 31,       September 30,
                                                                                      2000              1999
                                                                                   ------------     -------------
 Long-lived assets
       Americas                                                                   $    100,707     $     103,425
       EMEA                                                                             11,889            11,520
       Asia/Pacific                                                                      1,437             1,620
                                                                                   ------------     -------------
                                                                                  $    114,033     $     116,565
                                                                                   ============     =============

6.  Accounting Pronouncements Issued But Not Yet Effective
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". The Company will be required to adopt SAB 101 for fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Interpretation clarifies the application of APB Opinion No. 25 for certain issues involving employee stock compensation. The Interpretation is generally effective July 1, 2000. Adoption of this Interpretation is not expected to have a significant effect on the Company's consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                             Three Months Ended March 31,                    Six Months Ended March 31,
                                     ----------------------------------------------   ---------------------------------------------
                                             2000                       1999                 2000                    1999
                                     ---------------------    ---------------------   ---------------------   ---------------------
                                                   % of                    % of                    % of                    % of
                                       Amount     Revenue       Amount     Revenue      Amount     Revenue      Amount     Revenue
                                     ----------  ---------    ----------  ---------   ----------  ---------   ----------  ---------
Revenues:
  Software license fees             $   46,508       61.7 %  $   50,552       58.1 % $   81,761       57.4 % $   96,629       55.9 %
  Maintenance fees                      17,204       22.8        15,996       18.4       33,889       23.8       31,563       18.2
  Services                              11,677       15.5        19,309       22.2       26,856       18.8       42,604       24.6
  Hardware, net                              -        0.0         1,094        1.3            -        0.0        2,225        1.3
                                     ----------  ---------    ----------  ---------   ----------   --------    ---------  ---------

              Total revenues            75,389      100.0        86,951      100.0      142,506      100.0      173,021      100.0
                                     ----------  ---------    ----------  ---------   ----------   --------    ---------  ---------

Expenses:

  Cost of software license fees         11,084       14.7         9,950       11.4       21,909       15.4       21,772       12.6
  Cost of maintenance and services      17,264       23.0        18,038       20.7       34,056       23.9       38,331       22.1
  Research and development               9,968       13.2         8,538        9.8       18,428       12.9       16,736        9.7
  Selling and marketing                 18,204       24.1        17,348       20.0       35,765       25.1       33,326       19.2
  General and administrative costs      15,159       20.1        14,976       17.2       29,797       20.9       29,345       17.0
  Amortization of goodwill and
    purchased intangibles                1,758        2.3         1,104        1.4        3,935        2.8        1,548        0.9
                                     ----------  ---------    ----------  ---------    ---------   --------    ---------  ---------

                Total  expenses         73,437       97.4        69,954       80.5      143,890      101.0      141,058       81.5
                                     ----------  ---------    ----------  ---------    ---------   --------    ---------  ---------

Operating income (loss)                  1,952        2.6        16,997       19.5       (1,384)      (1.0)      31,963       18.5
                                     ----------  ---------    ----------  ---------    ---------   --------    ---------  ---------

Other income (expense):
  Interest income                          717        1.0           721        0.8        1,664        1.2        1,424        0.8
  Interest expense                         (72)      (0.1)          (48)      (0.1)        (135)      (0.1)        (159)       0.0
  Transaction related expenses               -        0.0             -        0.0            -        0.0         (653)      (0.4)
  Other                                    (51)      (0.1)          (29)      (0.0)         132        0.1          168        0.1
                                     ----------  ---------    ----------  ---------    ---------  ---------    ---------  ---------

                Total other                594        0.8           644        0.7        1,661        1.2          780        0.5
                                     ----------  ---------    ----------  ---------    ---------  ---------    ---------  ---------

Income before income taxes               2,546        3.4        17,641       20.2          277        0.2       32,743       19.0
Provision for income taxes                (995)      (1.3)       (6,757)      (7.7)        (109)      (0.1)     (12,489)      (7.3)
                                     ----------  ---------    ----------  ---------    ---------   --------    ---------  ---------

Net income                          $    1,551        2.1 %  $   10,884       12.5 %  $     168        0.1 % $   20,254       11.7 %
                                     ==========  =========    ==========  =========    =========   ========    =========   ========

Revenues
Total revenues for the second quarter of fiscal 2000 decreased 13.3% or $11.6 million from the comparable period in fiscal 1999. Of this decrease, $4.0 million resulted from an 8.0% decrease in software license fee revenue, $7.6 million from a 40.0% decrease in services revenue, $1.1 million from a 100% decrease in hardware revenue, offset by a $1.2 million, or 7.6%, increase in maintenance fee revenue.

Total revenues for the first half of fiscal 2000 decreased 17.6% or $30.5 million from the comparable period in fiscal 1999. Of this decrease, $14.9 million resulted from a 15.4% decrease in software license fee revenue, $15.7 million from a 37% decrease in services revenue, $2.2 million from a 100% decrease in hardware revenue, offset by a $2.3 million, or 7.4%, increase in maintenance fee revenue. During the first half of fiscal 2000, 54% of total revenues resulted from international operations as compared to 52% for all of fiscal 1999.

During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down has had a negative impact on the Company's software license fee and services revenue during the first half of fiscal 2000 due to the less than expected demand by the Company's customers and potential new customers to upgrade and enhance their current systems. In addition, coming out of the Year 2000 cutover, the Company found its customers increasingly scrutinizing their information technology purchases which led to further delays in software and services purchases as compared to activity in the second quarter of fiscal 1999.

The Company believes overall demand for the Company's products and services appears to be increasing at a gradual pace, however, the Year 2000 lock-down described above interrupted the Company's normal sales cycle and therefore may have a negative impact on the Company's revenue and net income beyond the first half of fiscal 2000. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal growth levels, as many of the Company's customers previously upgraded and enhanced their systems prior to the Year 2000.

The statements in this report regarding future results are preliminary and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, this report contains other forward-looking statements including statements regarding the Company's expectations, plans and beliefs. The forward-looking statements in this report are subject to a variety of risks and uncertainties. Actual results could differ materially. Factors that could cause actual results to differ include but are not limited to those described above and the following:

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

Monthly License Fees (MLF) revenue, a component of software license fees, was $14.2 million and $14.0 million in the second quarter of fiscal 2000 and 1999, respectively. MLF revenue was $28.9 million and $26.0 million for the first half of fiscal 2000 and 1999, respectively. The increase in MLF revenue is a result of the continued growth of the installed base of the Company's consumer banking, electronic business infrastructure and Internet banking products.

Maintenance fee revenue for the second quarter of fiscal 2000 and 1999 was $17.2 million and $16.0 million, respectively. Maintenance fee revenue for the first half of fiscal 2000 and 1999 was $33.9 million and $31.6 million, respectively. The increase in maintenance revenue is a result of continued growth of the installed base of the Company's consumer banking and corporate banking products.

Hardware revenue for the second quarter of fiscal 2000 and 1999 was $0 and $1.1 million, respectively. Hardware revenue for the first half of fiscal 2000 and 1999 was $0 and $2.2 million, respectively. The Company's market development program with Compaq expired on September 30, 1999 and was not renewed.

Expenses
Total operating expenses for the second quarter of fiscal 2000 increased 5.0% or $3.5 million over the comparable period in fiscal 1999. Total operating expenses for the first half of fiscal 2000 increased 2.0% or $2.8 million over the comparable period in fiscal 1999. These increases are primarily due to the increase in amortization expense related to the acquisitions of Insession, Inc. in March 1999 and SDM International, Inc. in July 1999. This increase is offset, in part, by a reduction in staff required to support the Company's products and services. Total staff (including both employees and independent contractors) decreased from 2,288 at March 31, 1999 to 2,103 at March 31, 2000

Income Taxes
The effective tax rate for the first half of fiscal 2000 was 39.4% as compared to 37.8% for all of fiscal 1999. This increase is primarily attributable to non-deductible amortization associated with the acquisitions of Insession, Inc. and SDM International, Inc. in 1999.

As of March 31, 2000, the Company has deferred tax assets of $17.8 million and deferred tax liabilities of $9.8 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $8.5 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $9.3 million as of March 31, 2000.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be further reduced.

Backlog
As of March 31, 2000 and 1999, the Company had non-recurring revenue backlog of $28.2 million and $35.3 million in software license fees, respectively, and $25.8 million and $28.9 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of March 31, 2000 and 1999, the Company had recurring revenue backlog of $140 million and $136.8 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Liquidity and Capital Resources
As of March 31, 2000, the Company's principal sources of liquidity consisted of $40.8 million of cash and cash equivalents, as compared to $70.5 million at September 30, 1999.

The Company's net cash flows used in operating activities for the first half of fiscal 2000 amounted to $6.4 million. This compares to $9.6 million in net cash flows provided by operating activities for the first half of fiscal 1999. The decrease of $16.1 million in cash flows from operating activities is principally due to lower net income offset by an increase in amortization expense due to the acquisitions of Insession, Inc. in March 1999 and SDM International, Inc. in July 1999. A contributor to the Company's cash management program is the factoring of accrued receivables, whereby interest in Company receivables are transferred (on a non-recourse basis) to third party financial institutions in exchange for cash. During the first half of fiscal 2000 and 1999, the Company generated operating cash flows from the factoring of accrued receivables of $11.1 million and $7.9 million, respectively.

The  Company's  net  cash  flows  used in  investing  activities  totaled  $13.2 million and $12.0 million in the first half of fiscal 2000 and 1999, respectively. This increase is due to growth in property and equipment and software purchases offset by a decrease in cash used for acquisitions. Cash used in investing activities in fiscal 2000 of $3.0 million related to the Company's final payment of the acquisition of Insession, Inc. in the first quarter of fiscal 2000.

The Company's Board of Directors has approved the repurchase of up to 2,000,000 shares of Common Stock through February 2001. The purpose of the stock repurchase program is to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve for shares for future employee stock option grants, acquisitions or other corporate purposes. Under this repurchase program, the Company purchased 500,300 shares at an average cost of $26.67 for approximately $13.3 million during the first half of fiscal 2000. The total number of shares purchased under the stock
repurchase   program   through  March  31,  2000  amounts  to  975,300   shares.
Subsequent to March 31, 2000 and through May 8, 2000, the Company has purchased an additional 500,000 shares at an average cost of $15.33 for approximately $7.7 million. The Company used cash available to fund the Common Stock repurchases.

Management believes that the Company's working capital and cash flow generated from operations will be sufficient to meet the Company's working capital requirements for the foreseeable future.

Corporate Business Strategy
During the second quarter of fiscal 2000, the Company announced a new business strategy resulting in the formation of six new business units organized around the Company's products and services. Key elements of the strategy include aligning the Company's business into vertically-integrated business units targeted at key market segments where the Company's products and services best match emerging market demand. The Company believes that its key operating units will require capital to create the right technologies and solutions and drive incremental business. As a result of the shift of the Company's business strategy to put an increased emphasis on new products and markets which have longer sales and delivery cycles, the Company expects revenue recognition will be pushed out over longer time periods as compared to revenue recognition for the Company's traditional products.

One of the first steps of this new business strategy was the announcement of the formation of Insession Technologies, Inc., our electronic business infrastructure business unit. As indicated in the Company's April 25, 2000 news release, Insession Technologies, Inc. expects to file a registration statement with the Securities and Exchange Commission for a proposed initial public offering within the next five months. The timing and size of the offering are dependent on market conditions and other factors. This does not constitute an offer for any securities for sale.

Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk for the three and six month periods ended March 31, 2000. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 for additional discussion regarding quantitative and qualitative disclosure about market risk.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
On June 14, 1999, HNC Software Inc. filed a complaint against the Company and its wholly-owned subsidiary, ACI Worldwide Inc in the United States District Court for the Southern District of California, San Diego Division. The complaint alleged, among other things, patent infringement, unfair competition, false advertising, and trade libel relating to ACI Worldwide's distribution of PRISM, a fraud detection software product. ACI distributes PRISM pursuant to a license agreement with Nestor, Inc., a company in which TSA is a minority stockholder. The complaint sought injunctive relief and unspecified damages including treble damages, costs, attorneys' fees and various other forms of relief. In April 2000, the Company, ACI Worldwide and HNC mutually agreed that all claims in the San Diego lawsuit would be dismissed. The District Court subsequently issued an order dismissing the lawsuit with prejudice.

On November 25, 1998, Nestor had itself filed a complaint in the United States District Court for the District of Rhode Island against HNC Software alleging, among other things, infringement of a patent relating to PRISM and antitrust violations. HNC Software had filed a counterclaim in the Rhode Island lawsuit alleging infringement by Nestor of HNC Software's patents which claims were essentially the same as those filed by HNC Software against the Company and ACI Worldwide in the San Diego lawsuit. Nestor has since dropped its claim of patent infringement against HNC in the Rhode Island lawsuit. Neither the Company nor ACI Worldwide is a party to the Rhode Island lawsuit.


Item 4.  Submission of Matters to a Vote of Security Holders
The Company's annual meeting of stockholders was held on February 22, 2000. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.   Election of Directors
                                            For             Withheld
     William E. Fisher                      25,630,841      175,047
     David C. Russell                       25,630,341      175,547
     Charles E. Noell, III                  25,630,907      174,981
     Jim D. Kever                           25,627,207      178,681
     Larry G. Fendley                       25,630,241      175,647
     Roger K. Alexander                     25,630,191      175,697

2.   Proposal to approve the  Amendment to the Company's 1999 Stock Option Plan

     For: 20,259,001  Against: 5,464,837  Abstain: 82,050  Broker Non-vote: 0

3. Ratification of Appointment of Arthur Andersen LLP as Independent Auditors for 2000

     For: 25,137,365  Against: 22,479  Abstain: 27,206  Broker Non-vote: 0


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

     27.00    Financial Data Schedule

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000


                                       TRANSACTION SYSTEMS ARCHITECTS, INC
                                       (Registrant)


                                        /s/ Edward C. Fuxa
                                        ----------------------------------
                                            Edward C. Fuxa
                                            Controller
                                            (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                INDEX TO EXHIBITS


Exhibit
Number                     Description

27.00                      Financial Data Schedule