Form 10-Q
period 2000-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2000-08-14
CIK 935036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 Yes X No______.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


          33,100,247 shares of Class A Common Stock at August 10, 2000


================================================================================

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----


                         Part I - FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Balance Sheets as of
           June 30, 2000 and September 30, 1999                         3

           Condensed Consolidated Statements of Income for the
           three and nine months ended June 30, 2000 and 1999           4

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended June 30, 2000 and 1999                 5

           Notes to Condensed Consolidated Financial Statements         6 - 10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11 - 14

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                  14




                           Part II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                             15

           Signatures                                                   16

           Index to Exhibits                                            17


                     TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                            June 30,                 September 30,
                                                                             2000                        1999
                                                                         --------------             ---------------
                                     ASSETS

Current assets:
        Cash and cash equivalents                                   $           29,501          $           70,482
        Marketable securities                                                   12,038                       8,456
        Billed receivables, net                                                 60,108                      50,619
        Accrued receivables                                                     49,539                      41,880
        Refundable income taxes                                                  9,599                           -
        Deferred income taxes                                                    1,419                       1,164
        Other                                                                   12,128                       7,215
                                                                         --------------             ---------------

              Total current assets                                             174,332                     179,816

Property and equipment, net                                                     20,252                      20,754
Software, net                                                                   25,689                      25,835
Intangible assets, net                                                          67,425                      61,612
Long-term accrued receivables                                                   21,215                      26,850
Investments and notes receivable                                                 7,791                       3,569
Deferred income taxes                                                            2,469                          97
Other                                                                            5,875                       4,785
                                                                         --------------             ---------------

              Total assets                                          $          325,048          $          323,318
                                                                         ==============             ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                           $           10,539          $              501
        Accounts payable                                                        16,464                       8,030
        Accrued employee compensation                                            5,593                       7,192
        Accrued liabilities                                                     17,599                      18,287
        Income taxes                                                                 -                       8,521
        Deferred revenue                                                        58,211                      54,627
                                                                         --------------             ---------------

              Total current liabilities                                        108,406                      97,158

Long-term debt                                                                     815                         991
                                                                         --------------             ---------------

              Total liabilities                                                109,221                      98,149
                                                                         --------------             ---------------

Stockholders' equity:
        Class A Common Stock                                                       165                         163
        Additional paid-in capital                                             170,466                     161,630
        Retained earnings                                                       84,105                      82,922
        Treasury stock, at cost                                                (35,258)                    (14,250)
        Accumulated other comprehensive income                                  (3,651)                     (5,296)
                                                                         --------------             ---------------

              Total stockholders' equity                                       215,827                     225,169
                                                                         --------------             ---------------

              Total liabilities and stockholders' equity            $          325,048          $          323,318
                                                                         ==============             ===============

  See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)


                                                  Three Months Ended June 30,             Nine Months Ended June 30,
                                               --------------------------------       -----------------------------------
                                                  2000                1999                2000                 1999
                                               ------------        ------------       --------------       --------------

Revenues:
        Software license fees                $      46,498       $      53,259      $       128,259       $      149,888
        Maintenance fees                            17,340              16,042               51,229               47,605
        Services                                    14,992              18,858               41,848               61,462
        Hardware, net                                   72                 967                   72                3,192
                                               ------------        ------------       --------------       --------------

             Total revenues                         78,902              89,126              221,408              262,147
                                               ------------        ------------       --------------       --------------

Operating expenses:

        Cost of software license fees               11,851              10,381               33,760               32,153
        Cost of maintenance and services            17,952              17,740               52,008               56,071
        Research and development                    10,125               8,711               28,553               25,447
        Selling and marketing                       18,837              17,495               54,602               50,821
        General and administrative costs            16,185              14,639               45,982               43,984
        Amortization of goodwill and
            purchased intangibles                    2,035               1,572                5,970                3,121
                                               ------------        ------------       --------------       --------------

             Total operating expenses               76,985              70,538              220,875              211,597
                                               ------------        ------------       --------------       --------------

  Operating income                                   1,917              18,588                  533               50,550
                                               ------------        ------------       --------------       --------------

  Other income (expense):
        Interest income                                985                 706                2,649                2,130
        Interest expense                              (178)                (77)                (313)                (236)
        Transaction related expenses                     -                   -                    -                 (653)
        Other                                       (1,065)               (131)                (933)                  37
                                               ------------        ------------       --------------       --------------

             Total other                              (258)                498                1,403                1,278
                                               ------------        ------------       --------------       --------------

  Income before income taxes                         1,659              19,086                1,936               51,828
  Provision for income taxes                          (644)             (7,237)                (753)             (19,726)
                                               ------------        ------------       --------------       --------------


  Net income                                 $       1,015       $      11,849      $         1,183       $       32,102
                                               ============        ============       ==============       ==============

  Earnings Per Share Data:
        Basic:
             Net income                      $        0.03       $        0.37      $          0.04       $         1.02
                                               ============        ============       ==============       ==============

             Average shares outstanding             31,621              32,016               31,789               31,465
                                               ============        ============       ==============       ==============

        Diluted:
             Net income                      $        0.03       $        0.36      $          0.04       $         1.00
                                               ============        ============       ==============       ==============

             Average shares outstanding             31,875              32,650               32,201               32,214
                                               ============        ============       ==============       ==============

  See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                 Nine Months Ended June 30,
                                                                             ------------------------------------
                                                                                 2000                  1999
                                                                             --------------        --------------

Cash flows from operating activities:
     Net  income                                                          $          1,183      $         32,102
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                               6,438                 6,074
          Amortization                                                              15,301                 8,619
          Changes in operating assets and liabilities:
         Billed and accrued receivables                                            (11,297)               (4,720)
         Other current and noncurrent assets                                       (19,190)              (13,304)
         Accounts payable                                                            7,929                   (72)
         Deferred revenue                                                            3,219                 4,774
         Other current liabilities                                                 (11,892)               (8,440)
                                                                             --------------        --------------

             Net cash provided by (used in) operating activities                    (8,309)               25,033
                                                                             --------------        --------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (4,926)               (5,026)
     Purchases of software                                                          (8,295)               (5,560)
     Purchase of marketable securities                                                   -                (6,500)
     Acquisition of businesses, net of cash acquired                                (7,959)               (9,967)
     Additions to investments and notes receivable                                  (4,222)                 (602)
                                                                             --------------        --------------

             Net cash used in investing activities                                 (25,402)              (27,655)
                                                                             --------------        --------------

Cash flows from financing activities:
     Proceeds from issuance of Class A Common Stock                                  1,406                   755
     Proceeds from exercise of stock options                                         2,005                 2,114
     Purchases of Class A Common Stock                                             (21,008)                    -
     Borrowings on line of credit                                                   10,000                     -
     Payments of long-term debt                                                       (495)               (1,350)
                                                                             --------------        --------------

             Net cash provided by (used in) financing activities                    (8,092)                1,519
                                                                             --------------        --------------

Effect of exchange rate fluctuations on cash                                           822                    68
                                                                             --------------        --------------

Decrease in cash and cash equivalents                                              (40,981)               (1,035)

Cash and cash equivalents, beginning of period                                      70,482                63,648
                                                                             --------------        --------------

Cash and cash equivalents, end of period                                  $         29,501      $         62,613
                                                                             ==============        ==============

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

The condensed consolidated financial statements at June 30, 2000 and for the three and nine months ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000.

Certain September 30, 1999 amounts have been reclassified to conform to the June 30, 2000 presentation.

2. Comprehensive Income

The components of other comprehensive income were as follows (in thousands):

                                                    Three Months Ended June 30,                  Nine Months Ended June 30,
                                                ------------------------------------        ------------------------------------
                                                     2000                 1999                  2000                  1999
                                                ---------------       --------------        --------------       ---------------

 Net income                                   $          1,015      $        11,849       $         1,183       $        32,102
 Other comprehensive income:
   Unrealized investment holding gain (loss)            (7,072)                 687                 3,695                   844
   Foreign currency translation adjustments            (1,038)                  29                (2,050)               (1,861)
                                                ---------------       --------------        --------------       ---------------
 Comprehensive income (loss)                  $         (7,095)     $        12,565       $         2,828       $        31,085
                                                ===============       ==============        ==============       ===============

Components of accumulated other comprehensive income at each balance sheet date were as follows (in thousands):

                                                                                               June 30,           September 30,
                                                                                                 2000                  1999
                                                                                            --------------       ---------------

 Unrealized investment holding gain (loss)                                                $           653       $        (3,043)
 Foreign currency translation adjustments                                                          (4,304)               (2,253)
                                                                                            --------------       ---------------
                                                                                          $        (3,651)      $        (5,296)
                                                                                            ==============       ===============

As of August 10, 2000, the fair value of the marketable securities declined from $12.0 million at June 30, 2000 to approximately $7.8 million.

3.  Revenue Recognition

The Company accounts for revenue in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). The Company has concluded that for certain software arrangements entered into after October 1, 1998 with extended guaranteed payment terms, the "fixed or determinable" presumption of SOP 97-2 has been overcome and software license fees, net of third party royalties in fiscal 1999, should be recognized upon meeting all other SOP 97-2 revenue recognition criteria ("guaranteed software license fees"). The present value of the guaranteed software license fees recognized during the three months ended June 30, 2000 and 1999 totaled $11.2 million and $18.9 million, respectively. The present value of the guaranteed software license fees recognized during the nine months ended June 30, 2000 and 1999 totaled $21.7 million and $37.5 million, respectively. The discount rates used to determine the present value of the guaranteed software license fees, representing the Company's incremental borrowing rates, ranged from 9.5% to 11.0%. The portion of the guaranteed software license fees that has been recognized by the Company, but not yet billed, is reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

4.  Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                      Three Months Ended June 30,               Nine Months Ended June 30,
                                                   ----------------------------------       ----------------------------------
                                                       2000                 1999                2000                 1999
                                                   -------------        -------------       -------------        -------------

 Net income                                      $        1,015       $       11,849      $        1,183       $       32,102
                                                   =============        =============       =============        =============

 Weighted average shares outstanding                     31,621               32,016              31,789               31,465
 Dilutive effect of stock options                           254                  634                 412                  749
                                                   -------------        -------------       -------------        -------------
 Dilutive shares outstanding                             31,875               32,650              32,201               32,214
                                                   =============        =============       =============        =============

 Basic earnings per share                        $         0.03       $         0.37      $         0.04       $         1.02
                                                   =============        =============       =============        =============

 Diluted earnings per share                      $         0.03       $         0.36      $         0.04       $         1.00
                                                   =============        =============       =============        =============

For the three months ended June 30, 2000 and 1999, stock options representing 3,668,875 and 137,889 shares of the Company's common stock, respectively, have been excluded from the computation of diluted earnings per share as exercise prices of the stock options were greater than the average market price of the common stock. For the nine months ended June 30, 2000 and 1999, stock options representing 2,064,457 and 40,552 shares of the Company's common stock, respectively, have been excluded from the computation of diluted earnings per share as exercise prices of the stock options were greater than the average market price of the common stock.

5.  Acquisitions

In April 2000, TSA and WorkPoint Systems, Inc. (WorkPoint Systems) completed a stock exchange transaction which resulted in WorkPoint Systems becoming a wholly-owned subsidiary of TSA. WorkPoint Systems is a provider of multi-user software that enables enterprises to model processes over a distributed corporate network. This software can be used to create graphical models that provide a visual representation of and automatically execute various steps in a business process. Shareholders of WorkPoint Systems received 164,680 shares of TSA Class A Common Stock, with a market value of $4,750,000, in exchange for 100% of WorkPoint Systems shares. The stock exchange was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $4.3 million was allocated to goodwill. This goodwill is being amortized using the straight-line method over five years.

In June 2000,  the Company  acquired a 70%  ownership  in  Hospital  Health Plan
Corporation (HHPC), a business that offers a suite of products designed to facilitate the automatic adjudication of medical claims. HHPC was acquired for $4.6 million in cash and $3.3 million in assumed liabilities. This acquisition was accounted for as a purchase and resulted in the recording of goodwill of $7.8 million that is being amortized using the straight-line method over five years.

6.  Line of Credit

During the quarter, the Company replaced its $10 million bank line of credit with a $25 million bank line of credit. The new line is secured by certain trade accounts receivable of TSA. Among other restrictions, the Company must maintain a minimum accounts receivable balance, minimum tangible net worth and minimum working capital levels at each reporting date. After obtaining a waiver from the bank, the Company is in compliance with all debt covenants as of June 30, 2000.

Interest accrues at an annual rate equal to the bank's "base rate" less .75% and is payable at the end of each month. During the quarter ended June 30, 2000, the Company recorded interest expense of $104,000. Current borrowings outstanding amount to $10 million and at June 30, 2000, the remaining $15 million was available to the Company for future borrowings. The bank line of credit expires on May 31, 2001.

7.  Segment Information

During the second quarter of fiscal 2000, the Company announced a business strategy resulting in the formation of six business units organized around the Company's products and services. Key elements of the strategy include aligning the Company's business into vertically-integrated business units targeted at key markets where the Company's products and services best match emerging market demand. During the third quarter of fiscal 2000, the
Company's strategy was further defined whereby the six business units were classified into 'core' and 'non-core' businesses. The core businesses are comprised of the Consumer Banking, Electronic Commerce and Internet Banking units and the non-core businesses are comprised of the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Claims Transaction
Processing and Management units. The Company plans to direct the majority of its focus on the core businesses, which in total make up its consumer payments business. The Company is considering various alternatives for its non-core businesses, including possible spin-offs, sales or attracting additional capital and partners.

One of the first steps of this new business strategy was the announcement of the formation of Insession Technologies, Inc., the Electronic Business Infrastructure business unit of the company. As indicated in the Company's June 5, 2000 news release, Insession Technologies, Inc. filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of Insession Technologies, Inc. common stock, all of which will be offered by Insession Technologies, Inc. The timing and size of the offering are dependent on market conditions and other factors. This does not constitute an offer of any securities for sale.

Insession Technologies, Inc. is currently a wholly-owned subsidiary of the Company. The Company currently plans to distribute all of its remaining shares of Insession Technologies, Inc. common stock to the Company's stockholders on a pro rata basis within approximately 12 months after the Insession Technologies, Inc. initial public offering, subject to receiving a ruling from the IRS that the distribution will be tax-free. However, the Company is not obligated to complete the distribution or otherwise divest its shares of Insession Technologies, Inc. common stock, and the distribution or other divestiture may not occur by the anticipated time or at all.

A summary of the products and related services associated with each operating segment is as follows:

Core operating segments:
o Consumer Banking products focus on the consumer side of financial institutions related to automated teller machine (ATM) networks, point-of-sale deployments, branch networks, home banking, fraud detection and back-office payments management.
o Electronic Commerce products offer retailers, merchant banks and payment processors electronic payment solutions such as secure web-based payments, debit and credit transaction authorization, fraud management and targeted marketing programs.
o Internet Banking products offer banking and bill payments solutions to large financial institutions as well as small community banks.

Non-core operating segments:
o Electronic Business Infrastructure products facilitate communication, data movement, transaction processing and systems monitoring across incompatible computing systems involving mainframes, distributed computing networks and the Internet.
o Corporate Banking e-Payments products offer electronic commerce and electronic payments solutions to corporate banking institutions.
o Health Claims Transaction Processing and Management products allow large companies and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments.

In  evaluating   segment   performance,   management   focuses  on  income  from
operations. The table below presents revenues and operating income for each operating segment (in thousands):

                                                            Three Months Ended                       Nine Months Ended
                                                                 June 30,                                June 30,
                                                    ----------------------------------       ----------------------------------
                                                        2000                 1999                2000                 1999
                                                    --------------       -------------       -------------        -------------

Segment revenues:
      Consumer Banking                            $        47,832     $        62,541      $      136,091      $       183,590
      Electronic Commerce                                   8,256               5,156              17,207               13,700
      Internet Banking                                      2,311               2,945               6,765                8,121
                                                    --------------       -------------       -------------        -------------
          Revenues - core business units                   58,399              70,642             160,063              205,411

      Electronic Business Infrastructure                   10,421               9,100              32,267               30,012
      Corporate Banking e-Payments                          9,114               8,321              26,364               23,711
      Health Claims Transaction Processing and Management     968               1,063               2,714                3,013
                                                    --------------       -------------       -------------        -------------
          Revenues - non-core business units               20,503              18,484              61,345               56,736

                                                    --------------       -------------       -------------        -------------
          Total revenues                          $        78,902     $        89,126     $       221,408      $       262,147
                                                    ==============       =============       =============        =============

 Segment operating income (loss):
      Consumer Banking                            $         3,822     $        18,163      $        2,820      $        49,821
      Electronic Commerce                                  (1,568)             (1,679)             (7,767)              (3,949)
      Internet Banking                                       (590)                472              (1,247)               1,359
                                                    --------------       -------------       -------------        -------------
          Operating income (loss) - core business units     1,664              16,956              (6,194)              47,231

      Electronic Business Infrastructure                      711                 749               5,614                2,538
      Corporate Banking e-Payments                            214                 584               1,810                  124
      Health Claims Transaction Processing and Management    (672)                299                (697)                 657
                                                    --------------       -------------       -------------        -------------
          Operating income (loss) - non-core business units   253               1,632               6,727                3,319

                                                    --------------       -------------       -------------        -------------
          Total operating income                  $         1,917     $        18,588     $           533      $        50,550
                                                    ==============       =============       =============        =============

The Company currently does not track long-lived or total assets separately for each operating segment.

The Company's products are sold and supported through distribution networks covering the geographic regions of Americas, Europe/Middle East/Africa (EMEA) and Asia/Pacific. The following are revenue and long-lived assets for these geographic regions (in thousands):

                                                            Three Months Ended                       Nine Months Ended
                                                                June 30,                                 June 30,
                                                    ----------------------------------       ----------------------------------
                                                         2000                1999                2000                 1999
                                                    --------------       -------------       -------------        -------------
Revenues by geographic region:
      United States                               $        35,735     $        43,491      $      101,797      $       127,110
      Americas - other                                      9,811               8,863              26,987               28,822
                                                    --------------       -------------       -------------        -------------
        Total Americas                                     45,546              52,354             128,784              155,932
      EMEA                                                 26,386              29,090              71,192               82,514
      Asia/Pacific                                          6,970               7,682              21,432               23,701
                                                    --------------       -------------       -------------        -------------
                                                  $        78,902     $        89,126      $      221,408      $       262,147
                                                    ==============       =============       =============        =============

                                                                            June 30,         September 30,
                                                                              2000               1999
                                                                         -------------       -------------
 Long-lived assets by geographic region:
      Americas (primarily United States)                              $       113,253      $      103,425
      EMEA                                                                     12,260              11,520
      Asia/Pacific                                                              1,519               1,620
                                                                         -------------       -------------
                                                                      $       127,032      $      116,565
                                                                         =============       =============

8.  Accounting Pronouncements Issued But Not Yet Effective

In  December  1999,  the  Securities  and  Exchange   Commission   issued  Staff
Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". The Company will be required to adopt SAB 101 no later than the fourth quarter ending September 30, 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position and results of operation.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Interpretation clarifies the application of APB Opinion No. 25 for certain issues involving employee stock compensation. The Interpretation is effective July 1, 2000. Adoption of this Interpretation is not expected to have a significant effect on the Company's consolidated financial statements.

9.  Subsequent Event

In June 1999, the Company entered into a transaction with Digital Courier Technologies, Inc. (DCTI), whereby the Company acquired 1.25 million shares of DCTI's Common Stock for $6.5 million. At that time, the Company received warrants to purchase an additional 1.0 million shares at an exercise price of $5.20 per share. In July 2000, the Company exercised its rights to purchase
1.0 million shares of DCTI Common Stock at $5.20 per share. At the time of the exercise, the market price of the DCTI stock was approximately $7.56 per share. As of August 10, 2000, the market value of the DCTI stock has declined to approximately $4.03 per share.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                             Three Months Ended June 30,                     Nine Months Ended June 30,
                                      -----------------------------------------     -------------------------------------------
                                             2000                  1999                    2000                     1999
                                      ------------------     ------------------     -------------------     -------------------
                                                  % of                   % of                    % of                    % of
                                        Amount   Revenue       Amount   Revenue       Amount    Revenue       Amount    Revenue
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------
Revenues:
  Software license fees              $  46,498     58.9 %   $  53,259     59.7 %   $  128,259     58.0 %   $  149,888     57.2 %
  Maintenance fees                      17,340     22.0        16,042     18.0         51,229     23.1         47,605     18.2
  Services                              14,992     19.0        18,858     21.2         41,848     18.9         61,462     23.4
  Hardware, net                             72      0.1           967      1.1             72      0.0          3,192      1.2
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

      Total revenues                    78,902    100.0        89,126    100.0        221,408    100.0        262,147    100.0
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

Operating expenses:

  Cost of software license fees         11,851     15.0        10,381     11.6         33,760     15.2         32,153     12.3
  Cost of maintenance and services      17,952     22.8        17,740     19.9         52,008     23.5         56,071     21.3
  Research and development              10,125     12.8         8,711      9.8         28,553     12.9         25,447      9.7
  Selling and marketing                 18,837     23.9        17,495     19.6         54,602     24.7         50,821     19.4
  General and administrative costs      16,185     20.5        14,639     16.4         45,982     20.8         43,984     16.8
  Amortization of goodwill and
    purchased intangibles                2,035      2.6         1,572      1.8          5,970      2.7          3,121      1.2
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

      Total  operating expenses         76,985     97.6        70,538     79.1        220,875     99.8        211,597     80.7
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

Operating income                         1,917      2.4        18,588     20.9            533      0.2         50,550     19.3
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

Other income (expense):
  Interest income                          985      1.2           706      0.7          2,649      1.1          2,130      0.8
  Interest expense                        (178)    (0.2)          (77)    (0.1)          (313)    (0.1)          (236)    (0.1)
  Transaction related expenses               -      0.0             -      0.0              -      0.0           (653)    (0.2)
  Other                                 (1,065)    (1.3)         (131)    (0.1)          (933)    (0.4)            37      0.0
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

      Total other                         (258)    (0.3)          498      0.5          1,403      0.6          1,278      0.5
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

Income before income taxes               1,659      2.1        19,086     21.4          1,936      0.8         51,828     19.8
Provision for income taxes                (644)    (0.8)       (7,237)    (8.1)          (753)    (0.3)       (19,726)    (7.6)
                                      ---------  -------     ---------  -------     ----------  -------     ----------  -------

Net income                           $   1,015      1.3 %   $  11,849     13.3 %   $    1,183      0.5 %   $   32,102     12.2 %
                                      =========  =======     =========  =======     ==========  =======     ==========  =======


Revenues
Total revenues for the third quarter of fiscal 2000 decreased 11.5% or $10.2 million from the comparable period in fiscal 1999. Of this decrease, $6.8 million resulted from an 12.7% decrease in software license fee revenue, $3.9 million from a 20.5% decrease in services revenue, $895,000 from a 92.6% decrease in hardware revenue, offset by a $1.3 million, or 8.1%, increase in maintenance fee revenue.

Total revenues for the first three quarters of fiscal 2000 decreased 15.5% or $40.7 million from the comparable period in fiscal 1999. Of this decrease, $21.6 million resulted from a 14.4% decrease in software license fee revenue, $19.6 million from a 31.9% decrease in services revenue, $3.1 million from a 97.7% decrease in hardware revenue, offset by a $3.6 million, or 7.6%, increase in maintenance fee revenue.

During the first three quarters of fiscal 2000, 54.0% of total revenues resulted from international operations as compared to 52.9% for all of fiscal 1999.

During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down has had a negative impact on the Company's software license fee and services revenue during the first two quarters and, to a lesser extent, the third quarter of fiscal 2000 due to the less than expected demand by the Company's customers and potential new customers to upgrade and enhance their current systems. In addition, since the Year 2000 cutover, the Company has found its customers increasingly scrutinizing their information technology purchases which has led to further delays in software and services purchases as compared to the activity in the second and third quarters of fiscal 1999.

The Company believes overall demand for the Company's products and services is increasing at a gradual pace. However, the Year 2000 lock-down described above interrupted the Company's normal sales cycle and therefore may have a negative impact on the company's revenue and net income beyond the first three quarters of fiscal 2000. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal growth levels, as many of the Company's customers upgraded and enhanced their systems prior to the Year 2000.

The statements in this report regarding future results are preliminary and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, this report contains other forward-looking statements including statements regarding the Company's expectations, plans and beliefs. The forward-looking statements in this report are subject to a variety of risks and uncertainties. Actual results could differ materially. Factors that could cause actual results to differ include but are not limited to those described above and the following:

o That the Company will continue to derive a substantial majority of its total revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on TSA's financial condition and results of operations.

o That the Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry.

o Fluctuations in quarterly operating results may result in volatility in TSA's stock price. No assurance can be given that operating results will not vary.

o TSA's stock price may be volatile, in part due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry.

For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Monthly License Fees (MLF) revenue, a component of software license fees, was $14.3 million and $14.1 million in the third quarter of fiscal 2000 and 1999, respectively and $43.2 million and $40.1 million for the first three quarters of fiscal 2000 and 1999, respectively. The increase in MLF revenue is a result of the continued growth of the installed base of the Company's consumer banking, electronic business infrastructure and Internet banking products.

Maintenance fees revenue for the third quarter of fiscal 2000 and 1999 was $17.3 million and $16.0 million, respectively. Maintenance fees revenue for the first three quarters of fiscal 2000 and 1999 was $51.2 million and $47.6 million, respectively. The increase in maintenance fees revenue is a result of continued growth of the installed base of the Company's consumer banking and corporate banking products.

Hardware revenue consists primarily of revenues received under a market development funding program with Compaq which expired on September 30, 1999 and was not renewed. Hardware revenue for the third quarter of fiscal 2000 and 1999 was $0.1 million and $1.0 million, respectively. Hardware revenue for the first three quarters of fiscal 2000 and 1999 was $0.1 million and $3.2 million, respectively.

Expenses
Total operating expenses for the third quarter of fiscal 2000 increased 9.1% or $6.4 million over the comparable period in fiscal 1999. The increase for the quarter is due primarily to additional operating expenses incurred from the acquisitions of SDM International, Inc. (in July 1999), WorkPoint Systems, and HHPC and an increase in marketing program expenses. This increase in expense was offset, in part, by a reduction in staff required to support the Company's products and services. Total operating expenses for the first three quarters of fiscal 2000 increased 4.4% or $9.3 million over the comparable period in fiscal 1999. This increase is primarily due to the acquisitions of SDM International, Inc., WorkPoint Systems and HHPC. This increase in expense was offset, in part, by a reduction in staff required to support the Company's products and services. Total staff (including both employees and independent contractors) decreased from 2,252 at June 30, 1999 to 2,156 at June 30, 2000.

Income Taxes
The effective tax rate for the first three quarters of fiscal 2000 was 38.9% as compared to 37.8% for all of fiscal 1999. This increase is primarily attributable to non-deductible amortization associated with the fiscal 1999 acquisitions of Insession Inc. and SDM International, Inc.

As of June 30, 2000, the Company has deferred tax assets of $17.6 million and deferred tax liabilities of $4.8 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $8.7 million of the deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $8.9 million as of June 30, 2000.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be further reduced.

Backlog
As of June 30, 2000 and 1999, the Company had non-recurring revenue backlog of $28.5 million and $31.5 million in software license fees, respectively, and $27.8 million and $24.0 million in services, respectively. The Company includes in its non-recurring revenue backlog all fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

As of June 30, 2000 and 1999, the Company had recurring revenue backlog of $138.6 million and $138.5 million, respectively. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in contracts which have been executed by the Company and its customers to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance, however, that contracts included in recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Liquidity and Capital Resources
As of June 30, 2000, the Company's principal sources of liquidity consisted of $29.5 million of cash and cash equivalents and a bank line of credit in the amount of $25 million with outstanding borrowings of $10.0 million at June 30,
2000.   The bank line of credit is subject to maintenance of certain covenants.

The Company's net cash flows used in operating activities for the first three quarters of fiscal 2000 amounted to $8.3 million. This compares to $25.0 million in net cash flows provided by operating activities for the first three quarters of fiscal 1999. The decrease of $33.3 million in cash flows from operating activities is principally due to lower net income offset by an increase in amortization expense due to the acquisitions of Insession Inc. in March 1999 and SDM International, Inc. in July 1999.

A contributor to the Company's cash management program is the factoring of accrued receivables, whereby interest in Company receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first three quarters of fiscal 2000 and 1999, the Company generated operating cash flows from the factoring of accrued receivables of $19.6 million and $20.4 million, respectively.

The Company's net cash flows used in investing activities totaled $25.4 million and $27.7 million in the first three quarters of fiscal 2000 and 1999, respectively. This decrease is primarily due to a reduction in the purchase of marketable securities and cash paid for the acquisition of businesses, offset by an increase in software purchases and additions to investments and notes receivables. Cash used in investing activities of $3.0 million related to the Company's final payment in the first quarter of fiscal 2000 in connection with the acquisition of Insession Inc.

The Company's Board of Directors has approved the repurchase of up to 2,000,000 shares of Common Stock through February 2001. The purpose of the stock repurchase program is to replace the shares issued in the SDM International, Inc. acquisition completed in July 1999, and to fund a reserve of shares for future employee stock option grants, acquisitions or other corporate purposes. Under this repurchase program, the Company purchased 1,000,300 shares at an average cost of $21.00 for approximately $21.0 million during the first three quarters of fiscal 2000. The total number of shares purchased under the stock repurchase program through June 30, 2000 amounts to 1,475,300 shares. The Company used available cash to fund the Common Stock repurchases.

Management believes that the Company's working capital, cash flow generated from operations and funds available from the bank line of credit will be sufficient to meet the Company's working capital requirements for the foreseeable future.

Corporate Business Strategy
During the second quarter of fiscal 2000, the Company announced a business strategy resulting in the formation of six business units organized around the Company's products and services. Key elements of the strategy include aligning the Company's business into vertically-integrated business units targeted at key markets where the Company's products and services best match emerging market demand. During the third quarter of fiscal 2000, the
Company's strategy was further defined whereby the six business units were classified into 'core' and 'non-core' businesses. The core businesses are comprised of the Consumer Banking, Electronic Commerce and Internet Banking units and the non-core businesses are comprised of the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Claims Transaction
Processing and Management units. The Company plans to direct the majority of its focus on the core businesses, which in total make up its consumer payments business. The Company is considering various alternatives for its non-core business, including possible spin-offs, sales or attracting additional capital and partners.

One of the first steps of this new business strategy was the announcement of the formation of Insession Technologies, Inc., the Electronic Business
Infrastructure business unit of the company. As indicated in the Company's June 5, 2000 news release, Insession Technologies, Inc. filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of Insession Technologies, Inc. common stock, all of which will be offered by Insession Technologies, Inc. The timing and size of the offering are dependent on market conditions and other factors. This does not constitute an offer of any securities for sale.

Insession Technologies, Inc. is currently a wholly-owned subsidiary of the Company. The Company currently plans to distribute all of its remaining shares of Insession Technologies, Inc. common stock to the Company's stockholders on a pro rata basis within approximately 12 months after the Insession Technologies, Inc. initial public offering, subject to receiving a ruling from the IRS that the distribution will be tax-free. However, the Company is not obligated to complete the distribution or otherwise divest its shares of Insession Technologies, Inc. common stock, and the distribution or other divestiture may not occur by the anticipated time or at all.

Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk for the three and nine month periods ended June 30, 2000. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 for additional discussion regarding quantitative and qualitative disclosure about market risk.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

        10.26 Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.

        10.33 Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan

        27.00   Financial Data Schedule

(b)  Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000


                                  TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  (Registrant)


                                  /s/ Edward C. Fuxa
                                  --------------------------
                                      Edward C. Fuxa
                                      Controller
                                      (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                INDEX TO EXHIBITS


Exhibit
Number                 Description
------                 -----------

10.26 Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.

10.33 Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan

27.00                  Financial Data Schedule