Form 10-Q/A
period 2000-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2000-08-18
CIK 935036

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                           FORM 10-Q/A Amendment No. 1

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

EXPLANATORY NOTE: This Form 10-Q/A restates and amends the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 to reclassify certain amounts in the table in Note 7 to the financial statements presenting revenues and operating income for each operating segment.




                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                   FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


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

In evaluating segment performance, management focuses on income from operations. The table below presents revenues and operating income for each operating segment (in thousands). Certain prior period amounts have been reclassified to conform to the current presentation.

                                                            Three Months Ended                       Nine Months Ended
                                                                 June 30,                                June 30,
                                                    ----------------------------------       ----------------------------------
                                                        2000                 1999                2000                 1999
                                                    --------------       -------------       -------------        -------------

Segment revenues:
      Consumer Banking                            $        47,132     $        62,541      $      135,390      $       183,590
      Electronic Commerce                                   8,956               5,156              17,907               13,700
      Internet Banking                                      2,311               2,945               6,765                8,121
                                                    --------------       -------------       -------------        -------------
          Revenues - core business units                   58,399              70,642             160,062              205,411

      Electronic Business Infrastructure                   10,421               9,100              32,268               30,012
      Corporate Banking e-Payments                          9,114               8,321              26,364               23,711
      Health Claims Transaction Processing and Management     968               1,063               2,714                3,013
                                                    --------------       -------------       -------------        -------------
          Revenues - non-core business units               20,503              18,484              61,346               56,736

                                                    --------------       -------------       -------------        -------------
          Total revenues                          $        78,902     $        89,126     $       221,408      $       262,147
                                                    ==============       =============       =============        =============

 Segment operating income (loss):
      Consumer Banking                            $         2,831     $        18,163      $        3,055      $        49,296
      Electronic Commerce                                    (874)             (1,679)             (7,074)              (3,949)
      Internet Banking                                       (591)                472              (1,248)               1,359
                                                    --------------       -------------       -------------        -------------
          Operating income (loss) - core business units     1,366              16,956              (5,267)              46,706

      Electronic Business Infrastructure                    1,016                 749               4,693                3,063
      Corporate Banking e-Payments                            208                 584               1,804                  124
      Health Claims Transaction Processing and Management    (673)                299                (697)                 657
                                                    --------------       -------------       -------------        -------------
          Operating income (loss) - non-core business units   551               1,632               5,800                3,844

                                                    --------------       -------------       -------------        -------------
          Total operating income                  $         1,917     $        18,588     $           533      $        50,550
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

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

        10.26 * Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.

        10.33 * Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan

        27.00 *  Financial Data Schedule

        ___________________
        * Previously filed.

(b)  Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 18, 2000


                                  TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  (Registrant)


                                  /s/ Edward C. Fuxa
                                  --------------------------
                                      Edward C. Fuxa
                                      Controller
                                      (Principal Accounting Officer)

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                INDEX TO EXHIBITS


Exhibit
Number                 Description
------                 -----------

10.26 * Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.

10.33 * Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan

27.00 *                Financial Data Schedule

___________________
* Previously filed.