Form 10-K
period 2000-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2000-12-29
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0772104 (I.R.S. employer identification no.)

224 South 108th Avenue Omaha, Nebraska 68154 (Address of principal executive offices, including zip code)	(402) 334-5101 (Registrant's telephone number, including area code)

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

Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 2000, based upon the last sale price of the Class A Common Stock on that date, was approximately $395,077,481. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Class A Common Stock of the registrant are deemed to be affiliates of the registrant.

    As of December 1, 2000, there were 31,670,086 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

Item 1.  BUSINESS

General

    Transaction Systems Architects, Inc. ("TSA" or the "Company") develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments ("e-payments") and electronic commerce ("e-commerce"). In addition to its own products, TSA distributes or acts as a sales agent for software developed by third parties. The products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

    The Company's products and services are organized into four business units—Consumer e-Payments, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems.

  •
  Consumer e-Payments — During the fourth quarter of fiscal 2000, the Company combined its Consumer Banking, Electronic Commerce and Internet Banking operating units into the Consumer e-Payments business unit. Products in this business unit represent the Company's largest product line and include its most mature and well-established applications. Within this business unit are two software product groups—Payment Systems and Acquiring Systems. Applications within the Company's Payment Systems product group include BASE24, OCM24, WINPAY24, TRANS24, NET24 middleware, and a variety of Payments Management solutions. The Acquiring Systems product group includes the Company's i24, e24, Smart Card and Community Banking applications. Financial institutions, retailers and e-payment processors use the Company's products to route and process transactions for Automated Teller Machine (ATM) networks; process transactions from traditional Point of Sale (POS) devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; process Electronic Benefit Transfer (EBT) transactions; authorize checks; establish frequent shopper programs; automate settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards.

    Products in the Consumer e-Payments business unit represent approximately 73% of the Company's fiscal 2000 revenue. The Payment Systems and Acquiring Systems products, except community banking products, are marketed and supported through ACI Worldwide Inc ("ACI"), a wholly-owned subsidiary of the Company. ACI sells and supports the products and services through three distribution networks: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks. The community banking products are marketed and supported through Regency Systems, Inc. ("Regency"), a wholly-owned subsidiary of the Company. During fiscal years 2000 and 1999, approximately 61% and 60%, respectively, of the Company's total Consumer e-Payments revenues resulted from international operations. During fiscal years 2000, 1999 and 1998, approximately 55%, 66% and 63%, respectively, of the Company's total revenues were derived from licensing the BASE24 family of products and providing related services and maintenance, and approximately 76%, 84% and 81%, respectively, of its Consumer e-Payments revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

  •
  Electronic Business Infrastructure (Insession Technologies) — Products in this business unit facilitate communication, data movement, monitoring of systems and business process automation across computing systems involving mainframes, distributed computing networks and the Internet and its products include ICE, Enguard, WorkPoint and Extractor/Replicator. Electronic Business Infrastructure products and services represent approximately 14% of the Company's fiscal 2000 revenue. Electronic Business Infrastructure products and services are marketed and supported primarily through the Company's Insession Technologies organization, which has its own global sales and support organization. During fiscal years 2000 and 1999, approximately 37% and 32%, respectively, of the Company's total Electronic Business Infrastructure revenues resulted from international operations. In fiscal years 2000, 1999 and 1998, approximately 71%, 73% and 64%, respectively, of its Electronic Business Infrastructure revenues were derived from licensing and maintenance of the ICE family of products.

  •
  Corporate Banking e-Payments — The Company's Corporate Banking e-Payments solutions include products for high value payments processing, bulk/recurring payments processing, wire room processing, global messaging, integration payments management and Continuous Link Settlement processing and are collectively referred to as PaymentWare. The high value payments processing product is Money Transfer System ("MTS") and is used by financial institutions to facilitate business-to-business e-payments. The bulk and recurring payments processing product is Co-ACH and is used by financial institutions to automatically deposit paychecks and process other automated clearing house ("ACH") transactions. Products in the Corporate Banking e-Payments business unit represent approximately 12% of the Company's fiscal 2000 revenue. The Corporate Banking e-Payments business unit has its own global sales and support organization. During fiscal years 2000 and 1999, approximately 36% and 8%, respectively, of the Company's total Corporate Banking e-Payments revenues resulted from international operations. During fiscal years 2000, 1999 and 1998, approximately 54%, 70% and 68%, respectively, of its Corporate Banking e-Payments revenues were derived from licensing and maintenance of the MTS application and approximately 32%, 11% and 18%, respectively, of its Corporate Banking e-Payments revenues were derived from licensing and maintenance of the Co-ACH.

  •
  Health Payment Systems — Products in this business unit allow large corporations and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments. In addition, the Health Payment Systems business unit provides facilities management services in areas such as health and drug claims adjudication. Products and services in the Health Payment Systems business unit represent approximately 1% of the Company's fiscal 2000 revenue.

    During fiscal 2000, the Company announced plans to direct the majority of its focus on the Consumer e-Payments business unit. The Company is considering various alternatives for the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings. One of the first steps of this new business strategy was the announcement of the formation of Insession Technologies, the Electronic Business Infrastructure business unit of TSA. In June 2000, the Company announced that Insession Technologies, Inc. had filed a registration statement with the SEC for a proposed initial public offering of its common stock. In September 2000, however, the Company announced that it postponed the initial public offering due to unfavorable market conditions and engaged Salomon Smith Barney to assist in determining the best strategic alternatives for Insession Technologies. Nothing in this paragraph constitutes an offer to sell or a solicitation of an offer to buy any securities.

Business Strategy

    The Company's objective is to be the leading global provider of software solutions to facilitate e-payments and e-commerce. The Company's key markets, on a global basis, are financial institutions, retailers and e-payment processors. Key elements of the Company's business strategy include:

  •
  Return to being a business focused on the consumer e-payments market. The Company, through its acquisition and diversification strategies over the past few years, entered new markets where management believed there to be synergistic, high-growth opportunities. Several of these markets, while good markets, do not fit the Company's business model as well as management would like. Some of them do not have the same e-payment transaction volume growth as the consumer e-payments market, and therefore do not lend themselves to the Company's volume-centric pricing model. Some of them, in order to effectively compete and grow in their respective markets, require a higher level of research and development expenditures than the Company's Consumer e-Payments business. Accordingly, the Company is considering various alternatives for the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings. The goal is to be a business focused on the consumer e-payments market. This is the market where the Company has the longest tenure, largest number of customers, majority of its revenue and, management believes, the best future opportunities.

  •
  Expand the Company's relationship with existing customers and attract new customers. The Company offers a broad range of software and services, and has been successful selling new solutions to existing customers. The Company will seek to broaden its relationship with existing customers, through focused sales and marketing activities, and executive management communication with senior customer management, with the objective of identifying new sales opportunities. In addition, the Company will seek to increase its market share by adding new customers which will expand its position as one of the leaders in the consumer e-payments market.

  •
  Further international expansion. The Company has customers in 79 countries and 55% of its revenue resulted from international operations in fiscal 2000. Certain international markets have growing, relatively sophisticated e-payment environments, and the Company believes that its solutions will be readily accepted once the Company establishes a local presence. Specific areas being considered include China, India and Continental Europe, including Spain, France and the Benelux countries. Many of these markets are characterized by e-payment solutions developed by in-house information technology groups, that are difficult to maintain or enhance as e-payment transaction volumes increase and become more complex.

  •
  Extend the Company's technology leadership. The Company's solutions today are well-positioned to address the requirements for scale, complexity, availability and integration in large-scale e-payment environments. The Company continues to introduce new products and technologies designed to enhance its customers' abilities to offer innovative e-payment services. The Company's research and development efforts include solutions aimed at acquiring e-payment transactions from the Internet and wireless devices. The Company's goal is to allow its customers to integrate new transaction-acquiring technologies with their existing e-payment infrastructures and to open up new markets for its solutions.

  •
  Seek acquisitions and strategic alliance opportunities. The consumer e-payments market is in a state of innovation and change. New technologies, standards and features are emerging, often from early-stage innovators. The Company will continue to pursue acquisitions to enhance its solutions, skill sets and technology base as it seeks to offer its customers the broadest range of e-payment solutions. The Company will also seek acquisitions of companies that can help it expand into high-growth e-payment markets. An example is the Company's recently-announced acquisition of MessagingDirect Ltd. ("MDL"), an early innovator in the Electronic Bill Presentment and Payment market. The Company believes that the combination of MDL's secure document rendering and delivery technology, when combined with the Company's e-payments technology, will offer a unique end-to-end solution to this emerging market. In addition, the Company will seek to broaden strategic relationships that can either add value to the overall customer solution, or help build market presence for the Company's existing solutions. For example, IBM Corporation and the Company recently entered into a strategic alliance where they will jointly market the Company's IBM-based e-payments solutions around the world.

The Electronic Payments and Electronic Commerce Market

    The consumer e-payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including ATM networks, retail merchant locations and the Internet. The routing, control and settlement of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, 7 days a week.

    The Company's Consumer e-Payments software carries transactions from the transaction generators to the acquiring institutions. The software then uses regional or national switches to access the card issuers for approval or denial of the transactions. The software returns messages to the sources, thereby completing the transactions. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world.

    The electronic business infrastructure market is comprised of financial institutions and large corporations with the need to move business data or financial information and process business transactions electronically over public and private communication networks. These financial institutions and large companies typically have many different computing systems that were not originally designed to operate together and they typically want to preserve their investments in existing mainframe computer systems.

    The corporate banking e-payments market is comprised of global, super-regional and regional financial institutions, which provide treasury management services to large corporations. In addition, the market is comprised of non-bank financial institutions with the need to conduct their own internal treasury management activities.

    The health payment systems market is comprised of health payment processors and large corporations with the need to determine coverage eligibility and process claim payments. In addition, the market for facilities management services is comprised of private corporations and public agencies that want to outsource the daily management of their drug claim adjudication computer operations.

Consumer e-Payments Software Products

    An overview of major software products within the Company's Consumer e-Payments business unit follows:

  Payment Systems Products

  •
  BASE24. BASE24 is an integrated family of products marketed to customers operating electronic payment networks in the consumer banking and retail industries. The modular architecture of the products enables customers to select the application and system components that are required to operate their networks. The Company believes that BASE24 has a more complete range of features and functions for electronic payments processing than products offered by its competitors. BASE24 allows customers to adapt to changing network needs by supporting over 30 different types of ATM and POS terminals, over 100 interchange interfaces and various authorization and reporting options. The majority of the Company's Consumer e-Payments revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

    The BASE24 product line runs exclusively on Compaq's NonStop Himalaya servers. The NonStop Himalaya parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and NonStop Himalaya are important characteristics in high volume, 24-hour per day electronic payment systems. The Company believes that the NonStop Himalaya platform will continue to be a widely accepted platform for transaction processing in the electronic payments market. There can be no assurance that the NonStop Himalaya servers will continue to be a widely accepted platform for this market.

  •
  OCM24. OCM24 is a comprehensive electronic payments solution that runs on the IBM S/390 Parallel Enterprise Server. OCM24 consists of integrated modules that deliver all of the ATM, POS, switching, cardholder management and encryption services needed to operate proprietary or inter-bank electronic payment networks.

  •
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

  •
  TRANS24. TRANS24 is a family of products, marketed principally in the banking industry, which runs on a variety of hardware platforms, including IBM mainframes and RISC/UNIX servers. The TRANS24 electronic payment products support online processing of transactions. The TRANS24 Card Manager and Settlement Manager products are also marketed to customers with BASE24, as they can be interfaced to BASE24 and represent value-added services necessary to effectively operate an electronic payments solution.

  •
  NET24. NET24 is a message-oriented middleware product that acts as the layer of software that manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. The NET24 product operates on the Compaq NonStop Himalaya platform.

  •
  Payments Management Solutions. Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing by automated payment management functions. The suite of products includes a fraud and money laundering detection product; solutions for management of dispute processing; card management and card statement products; merchant accounting applications; and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores electronic payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on a variety of hardware platforms, including NT, Compaq NonStop Himalaya, and UNIX servers, as well as IBM mainframes.

  Acquiring Systems Products

  •
  i24. i24 is a set of on-line banking solutions for financial solutions providers. The i24 family of products provides financial institutions the ability to offer Internet banking solutions to its consumer banking and business banking customers. The i24 products provide financial institutions' consumer banking customers the ability to access account information, view and pay bills, initiate transactions and communicate with the financial institution. In addition, for a financial institution's business banking customers, i24 has Web-based cash management and customer relationship management capabilities.

  •
  e24. e24 is the Company's e-commerce Internet payment-processing solution for retailers, merchant processors and card issuers. e24 provides a secure, scalable, reliable Internet payment-processing engine that complements existing mission critical systems. e24 includes a browser-based interface that makes managing Internet-oriented transactions easier by integrating with BASE24 and WINPAY24 payment processing systems. e24 uses both Secure Socket Layer (SSL) and Secure Electronic Transaction (SET) security standards.

  •
  Smart Card Products. The Company's Smart Card solutions allow the use of stored-value and chip card authorization applications at smart card-enabled devices. The solutions facilitate authorization of funds transfers from existing accounts to cards. They also leverage chip technology to enhance debit/credit card authentication and security. The Smart Card solutions preserve legacy investment by allowing the integration of these emerging technologies into existing electronic delivery environments.

  •
  Community Banking Applications. The Company markets, through its Regency subsidiary, a family of products that provide small to mid-sized banks the opportunity to market Internet banking solutions to their customers. In addition, Regency has an interactive voice response ("IVR") software product that allows banks to offer their customers answers to routine questions such as balance inquiry, last deposit, maturity dates, transaction history, interest information, payment dates and amounts via telephone or personal computer inquiry. The Internet banking and IVR software products are targeted at small to mid-sized community banks and run on personal computers.

Electronic Business Infrastructure Software Products

    The Company's Electronic Business Infrastructure business unit, also referred to as Insession Technologies, markets and supports a suite of infrastructure software products that facilitate network monitoring, connectivity, management and integration. Software products within the Electronic Business Infrastructure business unit include ICE, Enguard, WorkPoint, Extractor/Replicator ("E/R"), Discover, Partner, SQL Magic, VersaTest and Relate. ICE is a networking software product that allows applications running on the Compaq NonStop Himalaya platform to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. Enguard is a proactive monitoring, alarm and dispatching software tool. WorkPoint enables enterprises to model processes over a distributed corporate network. E/R, a product of Golden Gate Software, Inc. offered to customers under a sales agency agreement, is a data center management enhancement software product that copies data from one computer system and delivers it to another at the same time it is being recorded by the first system. Discover, Partner and SQL Magic are software products that are designed to improve system and database administration for Compaq NonStop Himalaya computers. VersaTest and Relate are software products that provide online testing, simulation and support utilities for Compaq NonStop Himalaya computers. Additionally, Insession Technologies distributes the NET24 software product in certain U.S. markets.

Corporate Banking e-Payments Software Products

    The majority of revenues from the Company's Corporate Banking e-Payments PaymentWare solution set are derived from the high-value and bulk/recurring payments processing products. The high value payments processing products are used for generating, authorizing, routing, settling and controlling high-value wire transfer transactions in a secure, fault-tolerant environment in domestic and international environments. These products communicate over proprietary networks using a variety of messaging formats, including CHIPS, S.W.I.F.T., Telex, FedWire and Fed Book Entry Securities. The PaymentWare high value payments processing products operate on Digital's VAX VMS operating system, the IBM RS/6000 platform and Compaq's NonStop Himalaya servers. The bulk/recurring payments product is targeted at large ACH originators with high transaction volumes. In addition to large domestic ACH originators, the Company is marketing its bulk payments product to international markets, where standards similar to those in the U.S. for automated check clearing are emerging. The bulk payments product operates exclusively on Compaq's NonStop Himalaya servers.

Services

    Each business unit within the Company offers its customers a wide range of services, including analysis, design, development, implementation, integration and training. The Company's services organization has historically performed most of the work associated with installing and integrating its software products, rather than relying on third-party integrators. The Company's service professionals have extensive experience developing custom software for clients operating on a range of computing platforms. The Company offers the following types of services for its customers:

  •
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

  •
  Project Management. The Company offers a Project Management and Implementation Plan ("PMIP") which provides customers using the Company's software products with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. The Company offers additional services, if required, on a fee basis. PMIPs are offered for a fee that varies based on the level and quantity of included support services.

  •
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

Customer Support

    Each business unit of the Company provides its customers with product support that is available 24 hours a day, seven days per week. If requested by a customer, each business unit's product support group can remotely access that customer's systems on a real-time basis. This allows the product support groups to help diagnose and correct problems to enhance the continuous availability of a customer's business-critical systems. The Company offers its customers both a general maintenance plan and an extended service option:

  •
  General Maintenance. After software installation and project completion, the Company provides maintenance services to customers for a monthly fee. Maintenance services include:

  •
  Twenty-four hour hotline for problem resolution

  •
  Customer account management support

  •
  Vendor-required mandates and updates

  •
  Product documentation

  •
  Hardware operation system compatibility

  •
  User group membership

    The Company provides new releases of its products on a periodic basis. New releases of the product, which often contain product enhancements, are typically included at no additional fee. The

Company's agreements with its customers permit the Company to charge for substantial product enhancements that are not provided as part of the maintenance agreement.

  •
  Enhanced Support Program. Under the extended service option, referred to as the Enhanced Support Program, each customer is assigned an experienced technician to work with its system. The technician typically performs functions such as:

  •
  Install and test software fixes

  •
  Retrofit customer specific software modifications ("RPQs") into new software releases

  •
  Answer questions and resolve problems related to RPQ code

  •
  Maintain a detailed RPQ history

  •
  Monitor customer problems on HELP24 hotline database on a priority basis

  •
  Supply on-site support, available upon demand

  •
  Perform an annual system review

Strategic Alliances

    The Company markets the products of other software companies. These relationships extend the Company's product portfolio, improve the Company's ability to get its solutions to market rapidly and enhance the Company's ability to deliver market-leading solutions. The Company shares revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant the Company the right to distribute or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

    Consumer e-Payments Business Unit:

    •
    Digital Courier Technologies, Inc.

    •
    S1 Corporation

    •
    Nestor, Inc.

    •
    GlobeSet

    Electronic Business Infrastructure Business Unit:

    •
    Golden Gate Software, Inc.

    •
    Merlon Software Corporation

    •
    SoftSell Business Systems, LLC

    •
    Gresham Computing, PLC

    Corporate Banking e-Payments Business Unit:

    •
    Syllog, Inc.

    •
    Xytec International

    •
    Mercator

    Additionally, the Company offers a wide range of consumer e-payment applications for several IBM platforms. The Company is an advanced member of IBM's PartnerWorld program, a worldwide program designed to help software developers reach broader markets, lower their costs of doing business and take their products to market faster.

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

    In developing new products, the Company works closely with its customers and industry leaders to determine requirements. The Company works with device manufacturers, such as NCR and Diebold, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as VISA and MasterCard, to ensure compliance with new regulations or processing mandates. The Company works with platform vendors, such as Compaq and IBM, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

    The Company's research and development staff consisted of 275 employees as of September 30, 2000. The Company's total research and development expenses, excluding capitalized software development costs were $38.8 million, $34.6 million and $26.2 million during fiscal years 2000, 1999 and 1998, or 12.8%, 9.8% and 8.8% of total revenues, respectively.

Customers

    The Company provides software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising its largest industry segments. As of September 30, 2000, the Company's customers include 100 of the 500 largest banks in the world, as measured by asset size, and 21 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2000, the Company had 2,402 customers in 79 countries on six continents. Of this total, 2,048 are in the Americas region, 213 in the EMEA region and 141 in the Asia/Pacific region. No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal years 2000, 1999 and 1998.

Sales and Marketing

    The Company's primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is uneconomical to have a direct sales staff. As of September 30, 2000, the Company had arrangements with 24 distributors and sales agents. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

    In addition to its principal sales office in Omaha, the Company has primary sales offices located in Boston and Dallas, and outside the United States in Amsterdam, Bahrain, Johannesburg, London, Melbourne, Mexico City, Naples, Oslo, Sao Paulo, Singapore, Wiesbaden, Tokyo and Toronto. The offices are responsible for direct and distributor or sales agent-facilitated sales for designated regions.

    The Company distributes the products of other vendors as complements to its existing product lines. The Company is typically responsible for sales and marketing as well as first-line support. These agreements involve revenue sharing based on relative responsibilities.

Backlog

    As of September 30, 2000, the Company had recurring revenue backlog totaling $141.0 million, of which $101.1 million was in the Consumer e-Payments business unit, $19.2 million in the Electronic Business Infrastructure business unit, $16.1 million in the Corporate Banking e-Payments business unit and $4.6 million in the Health Payment Systems business unit. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year.

    As of September 30, 2000, the Company had non-recurring software license fees revenue backlog of $27.7 million and non-recurring services revenue backlog of $26.9 million; $18.0 million and $21.1 million, respectively, in the Consumer e-Payments business unit; $0.3 million and $1.8 million, respectively, in the Electronic Business Infrastructure business unit; $9.4 million and $3.5 million, respectively, in the Corporate Banking e-Payments business unit; and $0.0 million and $0.5 million, respectively, in the Health Payment Systems business unit. The Company includes in its non-recurring revenue backlog all fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year.

    There can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Competition

    The e-payments and e-commerce markets are highly competitive and subject to rapid change. Competitive factors affecting the market for the Company's products and services include product functionality and features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

    The Company's most significant competitors in the Consumer e-Payments business unit are eFUNDS, S2 Systems, Inc., IFS International and Oasis Technology. As markets continue to emerge in the Internet banking, e-commerce, smart card, and electronic bill presentment and payment sectors, the Company will encounter new competitors to its products. In addition, the Company encounters competition from third-party processors and from other vendors offering software on a wide range of product platforms. As electronic payments transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company's efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their electronic payments product offerings from their competition. The most significant competitor for the Electronic Business Infrastructure business unit is Compaq Computers, Inc. In the Corporate Banking e-Payments business unit, the Company's most significant competitors are Fundtech and Checkfree. Additionally, the Company's business units experience competition from in-house information technology departments of existing and potential customers.

Proprietary Rights and Licenses

    The Company relies on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect its proprietary rights. The Company distributes its software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work.

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

Employees

    As of September 30, 2000, the Company had a total of 2,096 employees of whom 1,427 were in the Consumer e-Payments business unit, 173 in the Electronic Business Infrastructure business unit, 269 in the Corporate Banking e-Payments business unit and 77 in the Health Payment Systems business unit. Additionally, 150 employees were in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations and facility operations, providing supporting services to each of the four business units.

    The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Segment and Geographic Information

    The Company has four operating segments, referred to throughout this Form 10-K as business units. The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. The Company's four business units are Consumer e-Payments, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems. For more information relating to the Company's business units, see prior discussions, as well as Note 10 to the Consolidated Financial Statements.

Item 2.  PROPERTIES

    The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2002 through 2008, with the principal lease terminating in fiscal 2008.

    The Company's EMEA headquarters are located in Watford, England. The leases for these facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009. The Company's Asia/Pacific headquarters are located in Singapore with other principal offices in Japan and Australia. The Singapore lease terminates in fiscal 2004, the Australia lease terminates in fiscal 2002 and the Japan lease terminates in fiscal 2001. The Company also leases office space in numerous locations in the United States and in many other countries.

    The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 13 to the Consolidated Financial Statements for additional information regarding the Company's obligations under its facilities leases.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages as of December 22, 2000, and their positions are as follows:

Name	Age	Position
William E. Fisher	54	Chairman of the Board and Chief Executive Officer
David C. Russell	52	President
Dwight G. Hanson	42	Chief Financial Officer, Treasurer and Senior Vice President
David P. Stokes	44	Vice President — Legal and Secretary
Jeffrey S. Hale	42	Senior Vice President — Strategic Business Development
Mark R. Vipond	41	Senior Vice President — Consumer e-Payments
Edward H. Mangold	55	Senior Vice President — Sales
Anthony J. Parkinson	48	Senior Vice President — Electronic Business Infrastructure
Dennis D. Jorgensen	52	Senior Vice President — Corporate Banking e-Payments
Edward C. Fuxa	37	Chief Accounting Officer and Controller

    Mr. Fisher is Chairman of the Board and Chief Executive Officer of TSA. Since joining ACI in 1987, he has served in various capacities, including Vice President of Financial Systems, Senior Vice President of Software and Services, Executive Vice President, Chief Operating Officer and President. Prior to joining ACI, he was President of the Government Services Division at First Data Resources ("FDR"), an information processing company.

    Mr. Russell was appointed as President of TSA in November 1999. He joined ACI in 1989 as Vice President of Strategic Planning, later serving as Vice President of Customer Support, Senior Vice President of Software and Services, Senior Vice President of the EFT Product Company, President of ACI and Chief Operating Officer of TSA. Prior to joining ACI, he held various operational and planning positions at FDR.

    Mr. Hanson was named Chief Financial Officer, Senior Vice President and Treasurer in March 2000. He joined ACI in 1991 as Corporate Controller, and was promoted to Vice President of Corporate Finance and Administration in 1997. From 1981 to 1991, Mr. Hanson worked for Coopers & Lybrand as a Certified Public Accountant.

    Mr. Stokes serves as Vice President — Legal and Secretary. He has held the position of General Counsel since 1991. He began his employment with ACI in 1988 as Assistant Counsel. Prior to joining ACI, he was a partner in a private law firm in Omaha.

    Mr. Hale was appointed as Senior Vice President of Strategic Business Development in 1998. He joined ACI in 1987 and served in various sales, marketing and strategic planning positions, and as Vice President of the ACI Product Company. Prior to joining ACI, Mr. Hale was a Manager in the management information consulting division of Arthur Andersen LLP.

    Mr. Vipond serves as a Senior Vice President of TSA with primary responsibility over the Consumer e-Payments business unit. He has served as Chief Operating Officer of ACI since March 2000. He joined ACI in 1985, and served in various capacities, including National Sales Manager of ACI Canada, Vice President of the Emerging Technologies and Network Systems divisions, President of the USSI, Inc. operating unit, and Senior Vice President of Consumer Banking. Prior to joining ACI, he was a Systems Engineer at IBM.

    Mr. Mangold serves as a Senior Vice President of Sales and also holds primary responsibility over the Health Payment Systems business unit. He joined ACI in 1987 and served in sales management positions prior to his appointment in 1990 as Senior Vice President of the Americas Region. From 1968 to 1987, he held various sales and management positions at Unisys, Inc.

    Mr. Parkinson serves as a Senior Vice President with primary responsibility over the Electronic Business Infrastructure business unit. He joined ACI in 1984 and has held several positions, including Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Vice President of the Enterprise Solutions Group. Prior to joining ACI, he was Vice President of Bank of America's electronic commerce division in Chicago and San Francisco.

    Mr. Jorgensen serves as a Senior Vice President with primary responsibility over the Corporate Banking e-Payments business unit. He was an employee of ACI from 1984 to 1986 and rejoined TSA in 1998 as Vice President of Corporate Marketing. From 1993 to 1998, Mr. Jorgensen was CEO of the American Marketing Association, a professional association for marketing practitioners and academics. From 1986 to 1993, he was in private consulting.

    Mr. Fuxa joined TSA as Controller in 1997 and was named as Chief Accounting Officer in March 2000. Prior to joining TSA, Mr. Fuxa served as Corporate Controller and in other accounting-related positions at InfoUSA from 1991-1997, and worked as a Certified Public Accountant at Coopers & Lybrand prior to that time.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock trades on The Nasdaq National Market ("NASDAQ/NMS") under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by NASDAQ/NMS.

	High		Low
Fiscal Year Ended September 30, 1999
First quarter	$50	1/2	$27	1/16
Second quarter	51		35
Third quarter	40	3/4	26
Fourth quarter	40	3/4	24	3/16
	High		Low
Fiscal Year Ended September 30, 2000
First quarter	37		20	1/4
Second quarter	48	1/8	20	1/4
Third quarter	29	15/16	11	3/8
Fourth quarter	22	5/16	14	1/4

    On December 22, 2000, the last sale price of the Company's Class A Common Stock as reported by NASDAQ/NMS was $12 3/8 per share. As of December 22, 2000, there were 340 holders of record of the Company's Class A Common Stock.

Dividends

    The Company has never declared or paid cash dividends on its Class A Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant.

Item 6.  SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the audited financial statements of the Company. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The financial information below is not necessarily indicative of the results of future operations. Amounts presented are in thousands, except earnings per share amounts:

	Year Ended September 30,
	2000	1999	1998	1997	1996
Statements of Income Data:
Revenues:
Software license fees	$176,295	$210,002	$166,875	$131,138	$89,075
Maintenance fees	68,727	63,933	57,077	48,714	41,500
Services	57,748	76,857	70,688	58,234	46,922
Hardware, net	795	4,002	4,609	6,063	5,739

Total revenues	303,565	354,794	299,249	244,149	183,236

Expenses:
Cost of software license fees	45,967	44,079	36,294	29,538	25,637
Cost of maintenance and services	70,681	72,096	69,886	57,821	46,179
Research and development	38,832	34,612	26,260	20,070	15,883
Selling and marketing	75,539	70,121	62,013	50,168	36,749
General and administrative costs	62,416	58,725	51,873	45,517	34,864
Amortization of goodwill and purchased intangibles	8,388	4,901	1,435	1,008	656

Total expenses	301,823	284,534	247,761	204,122	159,968

Operating income	1,742	70,260	51,488	40,027	23,268

Other income (expense):
Interest income	3,481	2,947	3,204	2,291	2,024
Interest expense	(912)	(401)	(242)	(178)	(233)
Other	(718)	(936)	(2,715)	(652)	(561)

Total other	1,851	1,610	247	1,461	1,230

Income before income taxes	3,593	71,870	51,735	41,488	24,498
Provision for income taxes	(1,482)	(27,170)	(19,476)	(14,325)	(9,296)

Net income	$2,111	$44,700	$32,259	$27,163	$15,202

Earnings per share information(1):
Weighted average shares outstanding:
Basic	31,744	31,667	30,298	29,829	28,526

Diluted	32,117	32,363	31,193	30,707	29,852

Earnings per share:
Basic	$0.07	$1.41	$1.04	$0.85	$0.50

Diluted	$0.07	$1.38	$1.01	$0.82	$0.48

Balance Sheet Data:
Working capital	$68,506	$94,141	$86,994	$62,914	$43,268
Total assets	330,152	323,318	226,307	176,891	134,988
Current portion of long-term debt	18,396	501	1,078	1,292	1,489
Long-term debt	532	991	2,002	2,379	1,687
Stockholders' equity	210,360	225,169	145,877	109,346	80,298

(1)
Prior to their acquisitions in May 1997 and August 1998, Regency Systems, Inc. and IntraNet, Inc. were taxed primarily as a partnership and a Subchapter S corporation, respectively. In addition, prior to its acquisition in November 1998, the earnings of Media Integration BV were not subject to income taxes. The earnings per share amounts for fiscal 1999, 1998, 1997 and 1996 reflect a pro forma tax provision for income taxes on the results of operations of these entities for the periods prior to their acquisition. See Note 8 to the Company's consolidated financial statements for further details.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

    The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, TSA distributes or acts as a sales agent for software developed by third parties. The products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

    The Company's products and services are organized into four business units — Consumer e-Payments, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems. Products and services offered by the Consumer e-Payments business unit are marketed and supported through the Company's wholly-owned subsidiary, ACI Worldwide Inc ("ACI"). ACI sells and supports these products and services through three distribution networks: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network primarily uses its own sales force and supplements this with reseller and/or distributor networks. Products and services offered by the other three business units are marketed and supported through their own sales and support organizations.

    Acquisitions.  The Company completed several acquisitions during fiscal 2000, 1999 and 1998 in order to enhance its solutions, skill sets and technology base as the Company seeks to offer its customers the broadest range of e-payments and e-commerce solutions. In addition, the Company completed several acquisitions during the past three years to diversify into new markets where management believed there to be synergistic, high growth opportunities.

    Acquisitions completed to enhance and broaden the Consumer e-Payments business unit's offering of e-payment solutions include Smart Card Integrators Ltd. ("SCIL") in fiscal 1998, and Media Integration BV ("MINT") and SDM International, Inc. ("SDM") in fiscal 1999. The Company acquired Insession Inc. ("Insession") and WorkPoint Systems, Inc. ("WorkPoint") in fiscal 1999 and 2000, respectively, to enhance its product offerings related to its Electronic Business Infrastructure business unit. In fiscal 1998, the Company acquired IntraNet, Inc. ("IntraNet") in order to enhance its Corporate Banking e-Payments product offerings. In fiscal 2000, the Company acquired Hospital Health Plan Corporation ("HHPC"), which provided products for the Health Payment Systems business unit.

    SCIL, MINT and IntraNet were acquired using the pooling of interests method of accounting. All other acquisitions were accounted for under the purchase method of accounting. The acquisitions of WorkPoint and HHPC did not contribute significant revenues during fiscal 2000.

    Revenue Recognition.  The Company generates revenues from licensing software and providing postcontract customer support (maintenance or "PCS") and other professional services. The Company uses written contracts to document the elements and obligations of arrangements with its customers. Arrangements that include the licensing of software typically include PCS, and at times, include other professional services. PCS includes the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. The other professional services may include training, installation or consulting. The Company also performs services for customers under arrangements that do not include the licensing of software. Revenue under multiple-element arrangements, which may include several software products or services sold together, are allocated to each element based upon the residual method in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements."

    Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for PCS and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fees revenues are recognized under the residual method in arrangements in which the software is licensed with PCS and/or other professional services, and the undelivered elements of the arrangements are not essential to the functionality of the delivered software.

    The Company recognizes software license fees upon execution of the signed contract, delivery of the software to the customer, determination that the software license fees are fixed or determinable, and determination that the collection of the software license fees is probable. The software license is typically for a term of up to 60 months and does not include a right of return. The term for the PCS element of a software arrangement is typically for a period shorter than the term of the software license, and can be renewed by the customer over the remaining term of the software license. PCS or maintenance revenues are recognized ratably over the term of the arrangement on a straight-line basis. The other professional services element of a software arrangement is typically accounted for separately as the services are performed for time-and-materials contracts or on a percentage-of-completion basis for fixed-price contracts. In those instances where the services are essential to the functionality of any other element of the arrangement, contract accounting is applied to both the software and services elements of the arrangement.

    The Company follows two methods for pricing its software licenses. Under the first method, the software license is priced based upon the number of transactions processed by the customer ("transaction-based pricing"). Under transaction-based pricing, the customer is allowed to process a contractually predetermined maximum volume of transactions per month for a specified period of time. Once the customer's transaction volume exceeds this maximum volume level, the customer is required to pay additional license fees for each incremental volume level. Under the second method, the software license is priced on a per copy basis and tiered to recognize different performance levels of the customer's processing hardware ("designated-equipment-group pricing"). Under designated-equipment-group pricing, the customer pays a license fee for each copy of the software for a specified period of time.

    Licensees are typically given two payment options. Under the first payment option, the licensee can pay a combination of an Initial License Fee ("ILF"), where the licensee pays a portion of the total software license fees at the beginning of the software license term, and a Monthly License Fee ("MLF"), where the licensee pays the remaining portion of the software license fees over the software license term. In certain arrangements, the customer is contractually committed to making MLF payments for a minimum number of months. If the customer decides to terminate the arrangement prior to paying the minimum MLF payments, the remaining minimum MLF payments become due and payable. Under the second payment option, the Company offers a Paid-Up-Front ("PUF") payment option, whereby the total software license fees are due at the beginning of the software license term. Under either payment option, the Company is not obligated to refund any payments received from the customer. In the combination ILF and MLF payment option, the Company recognizes the ILF portion of the software license fees upon delivery of the software, assuming all other revenue recognition criteria were met. In the PUF payment option, the Company recognizes the total software license fees upon delivery of the software, assuming all other revenue recognition criteria were met.

    Beginning in fiscal 1999, the Company was required to adopt SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. The primary software revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility. SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

    The Company has concluded that for certain software arrangements entered into after October 1, 1998, where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs." The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized in fiscal 2000 and 1999 totaled approximately $30.3 million and $60.5 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 10.25% to 11.00% in fiscal 2000 and from 9.5% to 10.25% in fiscal 1999. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying consolidated balance sheets.

    Prior to the adoption of SOP 97-2 in fiscal 1999, the Company recognized MLFs as the payments were billed and collected, assuming all other revenue recognition criteria were met.

Results of Operations

    The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

	Year Ended September 30,
	2000		1999		1998
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
ILFs and PUFs	$88,348	29.1%	$95,002	26.8%	$123,175	41.2%
MLFs (other than Recognized-Up-Front MLFs)	57,681	19.0	54,500	15.4	43,700	14.6
Recognized-Up-Front MLFs	30,266	10.0	60,500	17.0	—	—

Software license fees	176,295	58.1	210,002	59.2	166,875	55.8
Maintenance fees	68,727	22.6	63,933	18.0	57,077	19.1
Services	57,748	19.0	76,857	21.7	70,688	23.6
Hardware, net	795	0.3	4,002	1.1	4,609	1.5

Total revenues	303,565	100.0	354,794	100.0	299,249	100.0

Expenses:
Cost of software license fees	45,967	15.1	44,079	12.4	36,294	12.1
Cost of maintenance and services	70,681	23.3	72,096	20.3	69,886	23.4
Research and development	38,832	12.8	34,612	9.8	26,260	8.8
Selling and marketing	75,539	24.9	70,121	19.8	62,013	20.7
General and administrative costs	62,416	20.5	58,725	16.5	51,873	17.3
Amortization of goodwill and purchased intangibles	8,388	2.8	4,901	1.4	1,435	0.5

Total expenses	301,823	99.4	284,534	80.2	247,761	82.8

Operating income	1,742	0.6	70,260	19.8	51,488	17.2

Other income (expense):
Interest income	3,481	1.1	2,947	0.8	3,204	1.1
Interest expense	(912)	(0.3)	(401)	(0.1)	(242)	(0.1)
Other	(718)	(0.2)	(936)	(0.2)	(2,715)	(0.9)

Total other	1,851	0.6	1,610	0.5	247	0.1

Income before income taxes	3,593	1.2	71,870	20.3	51,735	17.3
Provision for income taxes	(1,482)	(0.5)	(27,170)	(7.7)	(19,476)	(6.5)

Net income	$2,111	0.7%	$44,700	12.6%	$32,259	10.8%

    The following table sets forth total revenues and expenses by the Company's four business units (amounts in thousands):

	2000	1999	1998
Revenues:
Consumer e-Payments	$221,050	$281,181	$230,954
Electronic Business Infrastructure	42,114	39,584	33,000
Corporate Banking e-Payments	36,404	30,061	33,582
Health Payment Systems	3,997	3,968	1,713

	$303,565	$354,794	$299,249

Expenses:
Consumer e-Payments	$225,278	$216,960	$181,909
Electronic Business Infrastructure	37,203	34,893	27,022
Corporate Banking e-Payments	33,447	29,521	36,411
Health Payment Systems	5,895	3,160	2,419

	$301,823	$284,534	$247,761

    Revenues.  Total revenues for fiscal 2000 decreased 14.4%, or $51.2 million, from fiscal 1999. Of this decrease, $33.7 million of the decrease resulted from a 16.1% decrease in software license fees revenue, $19.1 million from a 24.9% decrease in services revenue and $3.2 million from an 80.1% decrease in hardware revenue. These decreases were offset by a $4.8 million, or 7.5%, increase in maintenance fees revenue.

    Total revenues for fiscal 1999 increased 18.6%, or $55.5 million, over fiscal 1998. Of this increase, $43.1 million of the growth resulted from a 25.8% increase in software license fees revenue, $6.2 million from an 8.7% increase in services revenue and $6.9 million from a 12.0% increase in maintenance fees revenue.

    During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down has had a negative impact on the Company's Consumer e-Payments software license fees and services revenues during fiscal 2000 due to the less than expected demand by customers and potential new customers to upgrade and enhance their current systems. In addition, since the Year 2000 cutover, the Company has found its customers increasingly scrutinizing their information technology purchases which has led to further delays in software and services purchases as compared to the activity in fiscal 1999.

    The Company believes overall demand for the Company's products and services is increasing at a gradual pace. However, the Year 2000 lock-down described above interrupted the Company's normal sales cycle and therefore may have a negative impact on the Company's revenues and net income beyond fiscal 2000. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal growth levels, as many of the Company's customers upgraded and enhanced their systems prior to the Year 2000.

    The increase in MLF revenue in both fiscal 2000 and 1999 is a result of the continued growth of the installed base of the Company's Consumer e-Payments and Electronic Business Infrastructure software products to support the demand for the continued world-wide growth of electronic payment transaction volumes and the growing complexity of electronic payment systems.

    The increase in maintenance fees revenue in both fiscal 2000 and 1999 is a result of the continued growth of the installed base of the Company's Consumer e-Payments, Electronic Business Infrastructure and Corporate Banking e-Payments software products.

    The growth in services revenue in fiscal 1999 as compared to fiscal 1998 is the result of increased demand for technical and project management services, which is primarily the result of an increased installed base of the Company's Consumer e-Payments products.

    The Company's market development program with Compaq expired on September 30, 1999, resulting in a decrease in hardware revenue in fiscal 2000 as compared to fiscal 1999.

    The increase in Electronic Business Infrastructure revenue in fiscal 2000 as compared to fiscal 1999 is attributable to increased demand for E/R and Enguard, offset by a decline in ICE revenues. ICE revenues in fiscal 1999 included two large transactions that provided over $5.0 million of revenue. The increase in Electronic Business Infrastructure revenues in fiscal 1999 as compared to fiscal 1998 is attributable to an increase in demand for ICE.

    The increase in Corporate Banking e-Payments revenue in fiscal 2000 as compared to fiscal 1999 is primarily attributable to a large Co-ACH transaction that provided approximately $15.0 million of revenue in fiscal 2000. The decrease in Corporate Banking e-Payments revenue in fiscal 1999 as compared to fiscal 1998 is primarily attributable to a decline in MTS revenues.

    Expenses.  Total operating expenses for fiscal 2000 increased 6.1%, or $17.3 million, over fiscal 1999. During fiscal 2000, the Company incurred an increase in amortization expense of $7.9 million resulting primarily from acquisitions accounted for using the purchase method of accounting. The increase in amortization expense related to the acquisitions of Insession and WorkPoint, which are part of the Electronic Business Infrastructure business unit, was $4.0 million; SDM, which is part of the Consumer e-Payments business unit, was $900,000; and HHPC, which is part of the Health Payment Systems business unit, was $525,000. The remaining increase in total operating expenses of $9.4 million is due to an increase in costs to support the Company's products and services, as well as additional facilities and personnel costs arising from the Company's acquisitions, including wages, benefits, travel, rents and insurance, along with cost of living salary adjustments. Total staff (including both employees and independent contractors) was 2,096, 2,194 and 2,054 at September 30, 2000, 1999 and 1998, respectively.

    Total operating expenses for fiscal 1999 increased 14.8%, or $36.8 million, over fiscal 1998. The primary reason for the overall increase in operating expenses during fiscal 1999 was the increase in staff required to support the increased demand for the Company's products and services.

    Research and development ("R&D") consists primarily of compensation and related costs for R&D employees and contractors. R&D costs as a percentage of total revenues were 12.8%, 9.8% and 8.8% in fiscal 2000, 1999 and 1998, respectively. The majority of R&D costs have been charged to expense as incurred, with capitalization of software development costs amounting to approximately $8.6 million, $3.6 million and $900,000 in fiscal 2000, 1999 and 1998, respectively.

    Selling and marketing costs as a percentage of total revenues were 24.9%, 19.8% and 20.7% in fiscal 2000, 1999 and 1998, respectively. The increase in fiscal 2000 is due to an increase in sales personnel and marketing activities in each of the four business units.

    General and administrative ("G&A") costs for fiscal 2000 increased $3.7 million, or 6.3%, over fiscal 1999. G&A costs in fiscal 1999 increased $6.9 million, or 13.2%, over fiscal 1998. These increases are attributable to an increase in personnel and facilities requirements related to Company acquisitions.

    Other Income and Expense.  The increase in interest income is due primarily to the recognition of the interest component of Recognized-Up-Front MLFs. The increase in interest expense is due to an increase in borrowings on the Company's line of credit. Other expenses include legal, accounting, investment banking fees and other non-recurring expenses in fiscal 1999 and 1998 associated with those acquisitions accounted for using the poolings of interests method of accounting. In fiscal 1999, the Company incurred $653,000 of such expenses to complete the acquisition of MINT, and in fiscal 1998, the Company incurred $2.5 million of such expenses to complete the acquisitions of IntraNet, SCIL and PRI.

    Income Taxes.  The Company had an effective tax rate of 41%, 38% and 38% for fiscal 2000, 1999 and 1998, respectively. As of September 30, 2000, the Company has deferred tax assets of approximately $27.5 million and deferred tax liabilities of $3.4 million. Each year, the Company evaluates its historical operating results as well as its projections to determine the realizability of the deferred tax assets. This analysis indicated that $14.2 million of the net deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $9.9 million as of September 30, 2000.

    The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation allowance may be adjusted accordingly.

Backlog

    As of September 30, 2000, the Company had recurring revenue backlog totaling $141.0 million, of which $101.1 million was in the Consumer e-Payments business unit, $19.2 million in the Electronic Business Infrastructure business unit, $16.1 million in the Corporate Banking e-Payments business unit and $4.6 million in the Health Payment Systems business unit. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year.

    As of September 30, 2000, the Company had non-recurring software license fees revenue backlog of $27.7 million and non-recurring services revenue backlog of $26.9 million; $18.0 million and $21.1 million, respectively, in the Consumer e-Payments business unit; $0.3 million and $1.8 million, respectively, in the Electronic Business Infrastructure business unit; $9.4 million and $3.5 million, respectively, in the Corporate Banking e-Payments business unit; and $0.0 million and $0.5 million, respectively, in the Health Payment Systems business unit. The Company includes in its non-recurring revenue backlog all fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year.

    There can be no assurance that contracts included in non-recurring or recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Forward-Looking Statements

    The statements in this report regarding future results are preliminary and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, this report contains other forward-looking statements including statements regarding the Company's or third parties' expectations, predictions, views, opportunities, plans, strategies, beliefs and statements of similar effect. The forwarding-looking statements in this report are subject to a variety of risks and uncertainties. Actual results could differ materially. Factors that could cause actual results to differ include but are not limited to the following:

  •
  The corporate divestiture strategy is subject to numerous factors, including market conditions and perceptions, demand for the other businesses by potential investors or potential acquirers, personnel, tax, business, general economic conditions, viability of businesses as stand-alone operations, and other factors that could affect the Company's decisions and ability to separate businesses, to divest, raise capital, or implement other alternatives for such businesses, and to implement other aspects of the Company's corporate strategy. There can be no assurance that the Company will implement any aspect of the corporate strategy or that if implemented the strategy will be successful.

  •
  The Year 2000 lock-down has interrupted the Company's normal sales cycle and therefore is likely to have a negative impact on the Company's revenues and net income beyond fiscal 2000. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal growth levels, as many of the Company's customers upgraded and enhanced their systems prior to the Year 2000. There can be no assurance that the Company's growth rates will return to historical levels.

  •
  The acquisition of MessagingDirect is subject to numerous risks, including the following: (i) MessagingDirect is in a highly competitive industry, (ii) MessagingDirect does not have a significant market presence, significant revenues, or widespread acceptance or prolonged use of its products, (iii) MessagingDirect has not been profitable, (iv) the electronic statement presentation and electronic bill presentment and payment markets may not achieve the predicted growth rates, (v) MessagingDirect's products, personnel, and operations may be difficult to combine with those of the Company, the products may not be accepted by the Company's customer base, and there will be significant integration costs of combining the business, (vi) the acquisition will have a dilutive impact on earnings per share and amortization of intangible assets will have an adverse effect on earnings.

  •
  The Company is subject to risks of conducting international operations including: difficulties in staffing and management, reliance on independent distributors, fluctuations in foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

  •
  The Company will continue to derive a substantial majority of its total revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on the Company's financial condition and results of operations.

  •
  The Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry.

  •
  Fluctuations in quarterly operating results may result in volatility in the Company's stock price. No assurance can be given that operating results will not vary. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry.

    For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 to this report.

Selected Quarterly Information

    The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2000, 1999 and 1998. This information has been derived from the Company's Consolidated Financial Statements and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

	Quarter Ended
	Sep. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999	Sep. 30, 1999	June 30, 1999	March 31, 1999	Dec. 31, 1998	Sep. 30, 1998	June 30, 1998	March 31, 1998	Dec. 31, 1997
Revenues:
Software license fees	$48,036	$46,498	$46,508	$35,253	$60,114	$53,259	$50,552	$46,077	$45,305	$42,923	$40,082	$38,565
Maintenance fees	17,498	17,340	17,204	16,685	16,328	16,042	15,996	15,567	15,078	14,664	14,162	13,173
Services	15,900	14,992	11,677	15,179	15,395	18,858	19,309	23,295	20,154	18,188	16,405	15,941
Hardware, net	723	72	—	—	810	967	1,094	1,131	883	1,232	1,105	1,389

Total revenues	82,157	78,902	75,389	67,117	92,647	89,126	86,951	86,070	81,420	77,007	71,754	69,068

Expenses:
Cost of software license fees	12,207	11,851	11,084	10,825	11,926	10,381	9,950	11,822	9,776	9,220	8,535	8,763
Cost of maintenance and services	18,673	17,952	17,264	16,792	16,025	17,740	18,038	20,293	19,304	18,126	16,722	15,734
Research and development	10,279	10,125	9,968	8,460	9,165	8,711	8,538	8,198	7,050	6,797	6,304	6,109
Selling and marketing	20,937	18,837	18,204	17,561	19,300	17,495	17,348	15,978	16,917	15,682	15,010	14,404
General and administrative costs	16,434	16,185	15,159	14,638	14,742	14,639	14,976	14,368	14,045	13,717	12,279	11,832
Amortization of goodwill and purchased intangibles	2,418	2,035	1,758	2,177	1,780	1,572	1,104	445	359	347	414	315

Total expenses	80,948	76,985	73,437	70,453	72,938	70,538	69,954	71,104	67,451	63,889	59,264	57,157

Operating income	1,209	1,917	1,952	(3,336)	19,709	18,588	16,997	14,966	13,969	13,118	12,490	11,911

Other income (expense):
Interest income	832	985	717	947	817	706	721	703	894	863	800	647
Interest expense	(599)	(178)	(72)	(63)	(165)	(77)	(48)	(111)	(98)	(46)	(78)	(20)
Other income (expense)	215	(1,065)	(51)	183	(320)	(131)	(29)	(456)	(2,449)	(226)	40	(80)

Total other	448	(258)	594	1,067	332	498	644	136	(1,653)	591	762	547

Income before income taxes	1,657	1,659	2,546	(2,269)	20,041	19,086	17,641	15,102	12,316	13,709	13,252	12,458
Provision for income taxes	(729)	(644)	(995)	886	(7,531)	(7,237)	(6,757)	(5,645)	(5,289)	(5,040)	(4,700)	(4,447)

Net income	$928	$1,015	$1,551	$(1,383)	$12,510	$11,849	$10,884	$9,457	$7,027	$8,669	$8,552	$8,011

Earnings per share(1):
Basic	$0.03	$0.03	$0.05	$(0.04)	$0.39	$0.37	$0.35	$0.30	$0.22	$0.28	$0.28	$0.26

Diluted	$0.03	$0.03	$0.05	$(0.04)	$0.38	$0.36	$0.34	$0.30	$0.22	$0.27	$0.27	$0.25

(1)
Prior to its acquisition in August 1998, IntraNet, Inc. was taxed primarily as a Subchapter S corporation. In addition, prior to its acquisition in November 1998, the earnings of Media Integration BV were not subject to income taxes. The earnings per share amounts for the quarter ended December 31, 1998 and prior quarters reflect a pro forma tax provision for income taxes on the results of operations of these entities for the periods prior to their acquisition.

Liquidity and Capital Resources

    As of September 30, 2000, the Company's principal sources of liquidity consisted of $23.4 million of cash and cash equivalents and a bank line of credit in the amount of $25.0 million with outstanding borrowings of $17.9 million at September 30, 2000. Subsequent to September 30, 2000, the Company increased the total amount of borrowings available under its line of credit facilities to $35.0 million. The bank line of credit is subject to maintenance of certain covenants. As of September 30, 2000, the Company had working capital of $68.5 million.

    The Company's net cash flows used in operating activities for fiscal 2000 was $13.6 million. Net cash flows provided by operating activities in fiscal 1999 and 1998 were $40.3 million and $35.8 million, respectively. The decrease in fiscal 2000 as compared to fiscal 1999 of $53.9 million is due primarily to a decrease in net income and an increase in billed and accrued receivables. These amounts were offset, in part, by an increase in amortization resulting from acquisitions. An important contributor to the cash management program is the Company's factoring of accrued receivables, whereby interest in its receivables are transferred (on a non-recourse basis) to third party financial institutions in exchange for cash. During fiscal 2000, 1999 and 1998, the Company generated operating cash flows from the factoring of accrued receivables of $19.9 million, $30.9 million and $9.2 million, respectively.

    In an effort to enhance upfront software license fee payments in fiscal 2001, the Company adopted an initiative to pursue PUF payment options for its software licensing rather than ILF/MLF payment options. Under the PUF payment option, the licensee pays the license fee at the beginning of the software term whereas under the ILF/MLF payment option, the licensee pays a portion of the software license fees at the beginning of the software term and the remaining portion over the software license term. This initiative is expected to result in an increase in operating cash flows.

    The Company's net cash flows used in investing activities totaled $32.7 million, $20.2 million and $24.9 million in fiscal 2000, 1999 and 1998, respectively. The increase in cash used in investing activities in fiscal 2000 as compared to 1999 is due to an increase in purchases of software and distribution rights and an increase in investments and notes receivable. Included in notes receivable in fiscal 2000 is a $2.0 million loan made to Mr. Fisher, Chief Executive Officer, as part of his employment and incentive compensation package. The employment and incentive compensation package provides for the Company to loan Mr. Fisher a total of $3.0 million ($1.0 million was advanced in the first quarter of fiscal 2001). The loan bears interest at 6.35% and is due in the first quarter of fiscal 2004. The loan and accrued interest are subject to forgiveness in the event of certain changes of control, death or termination without cause; one-half of the principal and accrued interest are subject to forgiveness if Mr. Fisher remains employed with TSA for the three-year term; and one-half of the principal and accrued interest is subject to forgiveness in the event the closing bid for TSA Class A Common Stock reaches certain price targets. The change is also due to the receipt of $10.1 million in fiscal 1999 from the sale of U.S. Processing, Inc.

    In fiscal 1999, the Company purchased 1.25 million shares of Digital Courier Technologies, Inc. ("DCTI") Common Stock for $6.5 million. The Company also received warrants to purchase an additional 1.0 million shares of DCTI Common Stock at an exercise price of $5.20 per share. During fiscal 2000, the Company exercised these warrants and acquired the additional 1.0 million shares for $5.2 million. During fiscal 2000, the Company sold 536,500 shares of DCTI Common Stock for $4.0 million, resulting in a gain of $1.2 million. In fiscal 1998, the Company purchased 2.5 million shares of Nestor, Inc. ("Nestor") Common Stock for $5.0 million. The Company also received warrants to purchase an additional 2.5 million shares of Nestor Common Stock for an exercise price of $3 per share. As of December 22, 2000, the combined fair market value of the DCTI and Nestor Common Stock held by the Company is approximately $1.6 million, a decrease of $6.5 million from the amount recorded at September 30, 2000.

    In fiscal 1999, the Company's Board of Directors approved the repurchase of up to 2,000,000 shares of Common Stock through February 2001. The purpose of the stock repurchase program is to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve for shares for future employee stock option grants, acquisitions or other corporate purposes. Under this repurchase program, the Company acquired 1,000,300 shares at an average cost of $21.00 per share in fiscal 2000 and 475,000 shares at an average cost of $29.98 per share in fiscal 1999. The Company used cash flow from operations to fund the Common Stock repurchases.

    The Company is considering various alternatives for the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings. The Company believes that its existing sources of liquidity, which includes cash provided by operating activities and borrowing amounts available under its line of credit facilities, along with potential sources of cash upon successful divestiture of any or all of these business units, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months. To the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash.

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

    The Company is exposed to market risks associated with changes in interest rates. The Company had outstanding borrowings of $17.9 million on its bank line of credit as of September 30, 2000. Interest on the bank line of credit accrues at an annual rate equal to the bank's "base rate" less .75%, which was 8.75% as of September 30, 2000. The Company does not utilize any derivative financial instruments for purposes of managing its interest rate risk.

    The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The required financial statements and related notes are included in this Form 10-K and are listed in Part IV, Item 14 of this Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors of the registrant is contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001 ("the Proxy Statement") and is incorporated herein by reference.

    The information required by this item with respect to executive officers of the registrant is set forth in Item 4A, "Executive Officers of the Registrant" in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

    The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

    Index to consolidated financial statements filed as part of this Form 10-K.

(2)  Financial Statement Schedules

    All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)  Exhibits

Exhibit Number	Description
2.01(2)	Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named Purchasers Named therein, dated as of December 31, 1993
2.02(2)	Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding, Inc., dated November 8, 1993, and amendments thereto
2.03(2)	Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier, Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto
2.04(2)	Stock and Warrant Holders Agreement, dated as of December 30, 1993
2.05(2)	Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent
2.06(2)	Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick Pettis Smith Polian, Inc., and amendment thereto
2.07(2)	ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993
2.08(3)	Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June 3, 1996
2.09(4)	Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996
2.10(9)	Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice Systems, Inc. and related entities.
2.11(10)	Agreement and Plan of Merger dated April 27, 1998 among the Company, I.N. Acquisition Corp. and IntraNet

3.01(2)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02(13)	Amended and Restated Bylaws of the Company, and First Amendment thereto
4.01(2)	Form of Common Stock Certificate
10.01(2)	ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
10.02(2)	ACI Holding, Inc. Employees Stock Purchase Plan
10.03(2)	Applied Communications, Inc. First Restated Profit Sharing Plan and Trust
10.04(2)	Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto
10.05(2)	U.S. Software, Inc. Profit Sharing Plan and Trust
10.06(7)	Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and U.S. Software Holding dated December 31, 1995
10.07(12)	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.08-.12	(Intentionally omitted)
10.13(2)	Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993
10.14(2)	Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated December 30, 1993
10.15-.16	(Intentionally omitted)
10.17(2)	Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
10.18(2)	Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
10.19(2)	Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
10.20(2)	Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
10.21(5)	Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
10.22(2)	Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa
10.23(5)	Lease respecting facility at 182 Clemenceau Avenue, Singapore
10.24(8)	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.25(1)	Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom
10.26(14)	Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.
10.27(2)	Software House Agreement, as amended, between Tandem Computers Incorporated and Applied Communications, Inc.
10.28(1)	Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
10.29(3)	Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied Communications, Inc.
10.30(11)	Transaction Systems Architects, Inc. Deferred Compensation Plan
10.31(11)	Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
10.32(13)	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain employees
10.33(14)	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
21.01(4)	Subsidiaries of the Company
23.01	Consent of Independent Public Accountants
27.00	Financial Data Schedule
99.01	Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

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

(9)
Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8 K dated May 13, 1997.

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

(14)
Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended June 30, 2000.

(b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of December, 2000.

TRANSACTION SYSTEMS ARCHITECTS, INC.
By:	/s/ WILLIAM E. FISHER William E. Fisher Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM E. FISHER William E. Fisher	Chairman of the Board, Chief Executive Officer and Director	December 26, 2000
/s/ DAVID C. RUSSELL David C. Russell	President	December 26, 2000
/s/ DWIGHT G. HANSON Dwight G. Hanson	Chief Financial Officer, Treasurer and Executive Vice President	December 26, 2000
/s/ EDWARD C. FUXA Edward C. Fuxa	Chief Accounting Officer and Controller	December 26, 2000
/s/ CHARLES E. NOELL, III Charles E. Noell, III	Director	December 26, 2000
/s/ ROGER K. ALEXANDER Roger K. Alexander	Director	December 26, 2000
/s/ JIM D. KEVER Jim D. Kever	Director	December 26, 2000
/s/ LARRY G. FENDLEY Larry G. Fendley	Director	December 26, 2000
/s/ GREGORY J. DUMAN Gregory J. Duman	Director	December 26, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, the Company changed its method of accounting for software license fees revenue upon the adoption of American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," effective October 1, 1998.

ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 26, 2000

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$23,400	$70,482
Marketable securities	8,106	8,456
Billed receivables, net of allowances of $5,941 and $7,251, respectively	63,556	50,619
Accrued receivables	51,659	41,880
Prepaid income taxes	2,710	—
Deferred income taxes	11,208	1,164
Other	13,134	7,215

Total current assets	173,773	179,816
Property and equipment, net	19,614	20,754
Software, net	26,757	25,835
Intangible assets, net	65,254	61,612
Long-term accrued receivables	27,018	26,850
Investments and notes receivable	6,146	3,569
Note receivable from executive officer	2,000	—
Deferred income taxes	2,958	97
Other	6,632	4,785

Total assets	$330,152	$323,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18,396	$501
Accounts payable	16,023	8,030
Accrued employee compensation	7,472	7,192
Accrued liabilities	20,003	18,287
Income taxes	—	8,521
Deferred revenue	43,373	43,144

Total current liabilities	105,267	85,675
Long-term debt	532	991
Long-term deferred revenue	13,993	11,483

Total liabilities	119,792	98,149

Commitments and contingencies
Stockholders' equity:
Redeemable Convertible Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 2000 and 1999	—	—
Redeemable Convertible Class B Common Stock and Warrants, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2000 and 1999	—	—
Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 33,100,967 and 32,580,637 shares issued at September 30, 2000 and 1999, respectively	165	163
Class B Common Stock, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2000 and 1999	—	—
Additional paid-in capital	170,946	161,630
Retained earnings	85,033	82,922
Treasury stock, at cost, 1,476,145 and 475,845 shares at September 30, 2000 and 1999, respectively	(35,258)	(14,250)
Accumulated other comprehensive income	(10,526)	(5,296)

Total stockholders' equity	210,360	225,169

Total liabilities and stockholders' equity	$330,152	$323,318

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2000	1999	1998
Revenues:
Software license fees	$176,295	$210,002	$166,875
Maintenance fees	68,727	63,933	57,077
Services	57,748	76,857	70,688
Hardware, net	795	4,002	4,609

Total revenues	303,565	354,794	299,249

Expenses:
Cost of software license fees	45,967	44,079	36,294
Cost of maintenance and services	70,681	72,096	69,886
Research and development	38,832	34,612	26,260
Selling and marketing	75,539	70,121	62,013
General and administrative costs	62,416	58,725	51,873
Amortization of goodwill and purchased intangibles	8,388	4,901	1,435

Total expenses	301,823	284,534	247,761

Operating income	1,742	70,260	51,488

Other income (expense):
Interest income	3,481	2,947	3,204
Interest expense	(912)	(401)	(242)
Other	(718)	(936)	(2,715)

Total other	1,851	1,610	247

Income before income taxes	3,593	71,870	51,735
Provision for income taxes	(1,482)	(27,170)	(19,476)

Net income	$2,111	$44,700	$32,259

Earnings per share information (Note 8):
Weighted average shares outstanding:
Basic	31,744	31,667	30,298

Diluted	32,117	32,363	31,193

Earnings per share:
Basic	$0.07	$1.41	$1.04

Diluted	$0.07	$1.38	$1.01

Comprehensive income information:
Net income	$2,111	$44,700	$32,259
Other comprehensive income:
Foreign currency translation adjustments	(2,470)	(178)	(1,815)
Unrealized investment holding loss, net of reclassification adjustment	(2,760)	(231)	(2,812)

Comprehensive income (loss)	$(3,119)	$44,291	$27,632

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, September 30, 1997	$144	$6	$105,099	$6,200	$(12)	$(260)	$111,177
Adjustment for immaterial pooled businesses	4	—	17	663	—	—	684
Issuance of Class A Common Stock for purchase of Coyote Systems, Inc.	1	—	1,086	—	—	—	1,087
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	971	—	—	—	971
Exercise of stock options	1	—	2,099	—	—	—	2,100
Distribution to Intranet, Inc. owners	—	—	—	(900)	—	—	(900)
Tax benefit of stock options exercised	—	—	3,126	—	—	—	3,126
Unrealized investment holding loss	—	—	—	—	—	(2,812)	(2,812)
Net income	—	—	—	32,259	—	—	32,259
Foreign currency translation adjustments	—	—	—	—	—	(1,815)	(1,815)

Balance, September 30, 1998	150	6	112,398	38,222	(12)	(4,887)	145,877
Issuance of Class A Common Stock for purchase of Insession Inc.	4	—	28,421	—	—	—	28,425
Issuance of Class A Common Stock for purchase of SDM International, Inc.	2	—	14,485	—	—	—	14,487
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,339	—	—	—	1,339
Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—
Purchase of 475,000 shares of Class A Common Stock pursuant to a stock repurchase program	—	—	—	—	(14,238)	—	(14,238)
Exercise of stock options	1	—	2,216	—	—	—	2,217
Tax benefit of stock options exercised	—	—	2,771	—	—	—	2,771
Unrealized investment holding loss	—	—	—	—	—	(231)	(231)
Net income	—	—	—	44,700	—	—	44,700
Foreign currency translation adjustments	—	—	—	—	—	(178)	(178)

Balance, September 30, 1999	163	—	161,630	82,922	(14,250)	(5,296)	225,169
Issuance of Class A Common Stock for purchase of WorkPoint Systems, Inc.	1	—	3,982	—	—	—	3,983
Issuance of Class A Common Stock for purchase of Hospital Health Plan Corporation	—	—	1	—	—	—	1
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,883	—	—	—	1,883
Purchase of 1,000,300 shares of Class A Common Stock pursuant to a stock repurchase program	—	—	—	—	(21,008)	—	(21,008)
Exercise of stock options	1	—	2,005	—	—	—	2,006
Tax benefit of stock options exercised	—	—	1,445	—	—	—	1,445
Unrealized investment holding loss, net of reclassification adjustment	—	—	—	—	—	(2,760)	(2,760)
Net income	—	—	—	2,111	—	—	2,111
Foreign currency translation adjustments	—	—	—	—	—	(2,470)	(2,470)

Balance, September 30, 2000	$165	$—	$170,946	$85,033	$(35,258)	$(10,526)	$210,360

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2000	1999	1998
Cash flows from operating activities:
Net income	$2,111	$44,700	$32,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,478	8,270	6,449
Amortization	21,135	13,206	5,022
Gain on sale of marketable securities	(1,221)	—	—
(Increase) decrease in receivables, net	(22,500)	892	(17,949)
Increase in other current assets	(5,913)	(2,550)	(345)
(Increase) decrease in long-term accrued receivables	(168)	(24,794)	338
Increase in other assets	(3,285)	(1,261)	(1,696)
Increase (decrease) in accounts payable	7,488	(2,424)	2,340
Decrease in accrued employee compensation	(480)	(1,332)	(390)
Increase (decrease) in accrued liabilities	1,367	(9,616)	6,289
Increase (decrease) in income tax liabilities	(22,691)	3,239	839
Increase in deferred revenue	2,040	11,932	2,644

Net cash provided by (used in) operating activities	(13,639)	40,262	35,800

Cash flows from investing activities:
Purchases of property and equipment	(6,574)	(7,322)	(8,936)
Purchases of software and distribution rights	(12,361)	(6,891)	(3,702)
Purchases of marketable securities	(5,200)	(6,500)	(5,000)
Proceeds from sale of marketable securities	4,011	—	—
Acquisitions of businesses, net of cash acquired	(7,959)	(8,949)	417
Proceeds from sale of business	—	10,093	—
Additions to investments and notes receivable	(2,644)	(602)	(7,840)
Note receivable from executive officer	(2,000)	—	—
Proceeds from notes receivable repayments	67	—	149

Net cash used in investing activities	(32,660)	(20,171)	(24,912)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	1,883	1,339	971
Proceeds from sale and exercise of stock options	2,006	2,216	2,062
Purchases of Class A Common Stock	(21,008)	(14,238)	—
Distribution to Intranet owners	—	—	(900)
Net borrowings on line of credit	17,925	—	—
Payments of long-term debt	(846)	(2,792)	(1,585)

Net cash provided by (used in) financing activities	(40)	(13,475)	548

Effect of exchange rate fluctuations on cash	(743)	218	(643)

Net increase in cash and cash equivalents	(47,082)	6,834	10,793
Cash and cash equivalents, beginning of period	70,482	63,648	52,855

Cash and cash equivalents, end of period	$23,400	$70,482	$63,648

Supplemental cash flow information:
Income taxes paid	$24,394	$24,039	$19,653
Interest paid	839	397	304

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

  Nature of Business

    Transaction Systems Architects, Inc. ("the Company" or "TSA"), a Delaware corporation, develops, markets and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes software developed by third parties. The products are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

    The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal years 2000, 1999 and 1998, approximately 55%, 66% and 63%, respectively, of the Company's total revenues were derived from licensing the BASE24 family of products and providing related services and maintenance. BASE24 products operate on Compaq Inc.'s NonStop Himalaya servers. The Company's future results depend, in part, on market acceptance of Compaq's NonStop Himalaya servers and the financial success of Compaq, Inc.

  Consolidated Financial Statements

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

  Revenue Recognition

    The Company generates revenues from licensing software and providing postcontract customer support (maintenance or "PCS") and other professional services. The Company uses written contracts to document the elements and obligations of arrangements with its customers. Arrangements that include the licensing of software typically include PCS, and at times, include other professional services. PCS includes the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. The other professional services may include training, installation or consulting. The Company also performs services for customers under arrangements that do not include the licensing of software. Revenue under multiple-element arrangements, which may include several software products or services sold together, are allocated to each element based upon the residual method in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-9, "Software Revenue Recognition, With Respect to Certain Transactions."

    Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for PCS and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fees revenues are recognized under the residual method in arrangements in which the software is licensed with PCS and/or other professional services, and the undelivered elements of the arrangements are not essential to the functionality of the delivered software.

    The Company recognizes software license fees upon execution of the signed contract, delivery of the software to the customer, determination that the software license fees are fixed or determinable, and determination that the collection of the software license fees is probable. The software license is typically for a term of up to 60 months and does not include a right of return. The term for the PCS element of a software arrangement is typically for a period shorter than the term of the software license, and can be renewed by the customer over the remaining term of the software license. PCS or maintenance revenues are recognized ratably over the term of the arrangement on a straight-line basis. The other professional services element of a software arrangement is typically accounted for separately as the services are performed for time-and-materials contracts or on a percentage-of-completion basis for fixed-price contracts. In those instances where the services are essential to the functionality of any other element of the arrangement, contract accounting is applied to both the software and services elements of the arrangement.

    The Company follows two methods for pricing its software licenses. Under the first method, the software license is priced based upon the number of transactions processed by the customer ("transaction-based pricing"). Under transaction-based pricing, the customer is allowed to process a contractually predetermined maximum volume of transactions per month for a specified period of time. Once the customer's transaction volume exceeds this maximum volume level, the customer is required to pay additional license fees for each incremental volume level. Under the second method, the software license is priced on a per copy basis and tiered to recognize different performance levels of the customer's processing hardware ("designated-equipment-group pricing"). Under designated-equipment-group pricing, the customer pays a license fee for each copy of the software for a specified period of time.

    Licensees are typically given two payment options. Under the first payment option, the licensee can pay a combination of an Initial License Fee ("ILF"), where the licensee pays a portion of the total software license fees at the beginning of the software license term, and a Monthly License Fee ("MLF"), where the licensee pays the remaining portion of the software license fees over the software license term. In certain arrangements, the customer is contractually committed to making MLF payments for a minimum number of months. If the customer decides to terminate the arrangement prior to paying the minimum MLF payments, the remaining minimum MLF payments become due and payable. Under the second payment option, the Company offers a Paid-Up-Front ("PUF") payment option, whereby the total software license fees are due at the beginning of the software license term. Under either payment option, the Company is not obligated to refund any payments received from the customer. In the combination ILF and MLF payment option, the Company recognizes the ILF portion of the software license fees upon delivery of the software, assuming all other revenue recognition criteria were met. In the PUF payment option, the Company recognizes the total software license fees upon delivery of the software, assuming all other revenue recognition criteria were met.

    Beginning in fiscal 1999, the Company was required to adopt SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. The primary software revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility. SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

    The Company has concluded that for certain software arrangements entered into after October 1, 1998, where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs". The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized in fiscal 2000 and 1999 totaled approximately $30.3 million and $60.5 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 10.25% to 11.00% in fiscal 2000 and from 9.5% to 10.25% in fiscal 1999. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying consolidated balance sheets.

    Prior to the adoption of SOP 97-2 in fiscal 1999, the Company recognized MLFs as the payments were billed and collected, assuming all other revenue recognition criteria were met.

    Software license fees revenues for fiscal 2000, 1999 and 1998 consisted of the following (in thousands):

	2000	1999	1998
ILFs & PUFs	$88,348	$95,002	$123,175
MLFs (other than Recognized-Up-Front MLFs)	57,681	54,500	43,700
Recognized-Up-Front MLFs	30,266	60,500	—

	$176,295	$210,002	$166,875

  Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Factoring of Accrued Receivables

    In fiscal 1998, the Company initiated a program to sell the rights to future payment streams under selected software arrangements with extended fixed payment terms to financing institutions on a non-recourse basis. Upon determination that (1) the Company had satisfied all of the software revenue recognition criteria and (2) the Company had surrendered control over the future payment stream to the financing institutions in accordance with Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," the Company recognized software license fees equal to the net proceeds from these arrangements, less the PCS element of the software arrangement. During fiscal 1998, the Company sold the rights to future payment streams under selected software arrangements with extended fixed payment terms and received cash of $9.2 million and recorded software license fees, net of postcontract support, of approximately $9.2 million.

    During fiscal 2000 and 1999, the Company sold the rights to future payment streams under software arrangements that involved Recognized-Up-Front MLFs and received cash of approximately $19.9 million and $30.9 million, respectively. These fiscal 2000 and 1999 factoring transactions had no impact on total revenues, but instead resulted in a reduction in accrued receivables related to software license fees. The cash received under the factoring transactions included the PCS element of the software arrangements, which the Company has recorded as deferred revenue and is recognizing over the term of the PCS agreement.

  Financial Instruments with Market Risk and Concentrations of Credit Risk

    In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in the Company's receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors and networks is mitigated by the Company's credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable. The activity in the Company's allowance for uncollectible accounts receivable for the years ending September 30 is as follows (in thousands):

	2000	1999	1998
Balance, beginning of period	$7,251	$5,148	$2,298
Provision charged to expense	3,580	3,758	4,746
Amounts written off, net of recoveries	(4,890)	(1,655)	(1,896)

Balance, end of period	$5,941	$7,251	$5,148

  Deferred Revenue

    In certain instances, the Company collects cash from customers, or financing institutions under receivable factoring arrangements, prior to the recognition of the software license fees or performance of contracted PCS and/or other professional services.

  Property and Equipment

    Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Assets under capital leases are amortized over the shorter of the asset life or the lease term.

  Software

    Software consists of internally-developed software and purchased software. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in fiscal 2000, 1999 and 1998 totaled $8.6 million, $3.6 million and $900,000, respectively. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition ("acquired software") and costs of computer software obtained for internal use that were capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("internal-use software"). During fiscal 1999, the Company recorded acquired software, primarily related to the acquisitions of Insession Inc. and SDM International, Inc. of $20.7 million. Amortization of internally-developed software costs begins when the products are available for licensing to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over three years. Due to competitive pressures, it may be possible the anticipated gross revenue or remaining estimated economic life of the software products will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of acquired and internal-use software is generally computed using the straight-line method over its estimated useful life of approximately three years. Software amortization expense in fiscal 2000, 1999 and 1998 totaled $11.3 million, $7.1 million and $2.8 million, respectively.

  Intangible Assets

    Intangible assets consist of goodwill arising from various acquisitions and are amortized using the straight-line method over a range of five to ten years. As of September 30, 2000 and 1999, accumulated amortization of intangible assets was $18.8 million and $10.8 million, respectively. The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

  Impairment of Long-Lived Assets

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized. The impairment loss would equal the difference between the carrying amount and the fair value of the asset. To date, no such impairment has occurred.

  Translation of Foreign Currencies

    The Company's foreign subsidiaries use the local currency of the countries in which they are located as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses (net of tax), if material, are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income.

  Stock-Based Compensation

    The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (and related interpretations), and follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." See Note 11 for the required disclosures under SFAS No. 123.

  Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is required to be in conformity with the provisions of SAB No. 101 no later than the fourth quarter of fiscal 2001. The adoption of SAB No. 101 is not expected to have a material impact on the Company's financial condition or results of operations.

    In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company currently conforms to the requirements of SFAS No. 125 and the adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

  Reclassifications

    Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.  Acquisitions

    During fiscal 1998, the Company acquired all of the outstanding securities of IntraNet, Inc. ("IntraNet"), Edgeware, Inc., Coyote Systems, Inc. ("Coyote"), Professional Resources, Inc. ("PRI") and Smart Card Integrators Ltd. in separate transactions. These companies were principally engaged in the development and sale of electronic payments software products and services. The aggregate number of shares issued for all transactions was 1,950,136 shares of Class A Common Stock. All transactions, except for Coyote, which was accounted for under the purchase method of accounting, were accounted for as pooling of interests. The excess purchase price over the estimated fair value of the net tangible assets acquired from Coyote amounted to $1.1 million and was allocated to goodwill, which is being amortized over ten years. The results of operations prior to the acquisitions of the remaining companies were not material. Due to a change in customer demand for its products and services, PRI was sold to a PRI management group in July 2000 for its approximate carrying value.

    During fiscal 1999, the Company acquired all of the outstanding securities of Media Integration BV ("MINT"), which is located in the Netherlands. MINT's products are used to issue and manage multi-functional applications on smart cards. Shareholders of MINT received 740,000 shares of Class A Common Stock. The stock exchange was accounted for as a pooling of interests.

    Also during fiscal 1999, the Company acquired all of the outstanding securities of Insession Inc., SDM International, Inc. ("SDM"), US Processing, Inc. ("USPI") and the remaining 49% of its South African distributor (Applied Communications (Propriety) Limited) in separate transactions. These companies are principally engaged in the development and sale of electronic payments software products, services or transaction processing. All transactions were accounted for using the purchase method of accounting. The aggregate purchase price for all these transactions was 1,205,000 shares of Class A

Common Stock, with a fair market value at the time of the purchases of approximately $43 million, $19.6 million in cash and the forgiveness of $5.6 million of debt owed to TSA. The excess purchase price over the estimated fair value of the net tangible assets acquired amounted to $84.5 million, of which $66.3 million was allocated to goodwill, which is being amortized over ten years, and $18.2 million was allocated to software, which is being amortized over three years. On September 30, 1999, the Company sold USPI for $10.1 million in cash, which approximated its carrying value.

    During fiscal 2000, the Company acquired all of the outstanding shares of WorkPoint Systems, Inc. ("WorkPoint"). WorkPoint is a provider of multi-user software that enables enterprises to model processes over a distributed corporate network. This software can be used to create graphical models that provide a visual representation of and automatically execute various steps in a business process. Shareholders of WorkPoint received 164,680 shares of Class A Common Stock with a fair market value at the time of purchase of approximately $4.0 million. The stock exchange was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $4.7 million was allocated to goodwill. This goodwill is being amortized using the straight-line method over five years.

    Also during fiscal 2000, the Company acquired a 70% ownership in Hospital Health Plan Corporation ("HHPC"), a business that offers a suite of products designed to facilitate the automatic adjudication of medical claims. HHPC was acquired for $4.6 million in cash and $3.3 million in assumed liabilities. This acquisition was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $7.8 million was allocated to goodwill. This goodwill is being amortized using the straight-line method over five years.

    No pro forma financial statements for the periods prior to the acquisitions have been provided due to immateriality of differences between historical and pro forma amounts.

3.  Marketable Securities

    In April 1998, the Company entered into a transaction with Nestor, Inc. ("Nestor"), whereby the Company acquired 2.5 million shares of Nestor's Common Stock for $5.0 million. In addition, the Company received warrants to purchase an additional 2.5 million shares at an exercise price of $3 per share. Nestor is a provider of neural-network solutions for financial, internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product.

    In June 1999, the Company entered into a transaction with Digital Courier Technologies, Inc. ("DCTI"), whereby the Company acquired 1.25 million shares of DCTI's Common Stock for $6.5 million. In addition, the Company received warrants to purchase an additional 1.0 million shares at an exercise price of $5.20 per share. During fiscal 2000, the Company exercised these warrants and acquired the additional 1.0 million shares for $5.2 million. During fiscal 2000, the Company sold 536,500 shares of DCTI Common Stock for $4.0 million, resulting in a gain on sale of marketable securities of $1.2 million. DCTI supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery software.

    The Company has accounted for the investment in Nestor and DCTI Common Stock in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The investments in marketable securities have been classified as available-for-sale and recorded at fair market value, which is estimated based on quoted market prices. Net unrealized holding losses at September 30, 2000 and 1999 were $5.8 million and $3.0 million, respectively, and are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Gains and losses are determined by specific identification.

4.  Property and Equipment

    Property and equipment consists of the following (in thousands):

	September 30,
	2000	1999
Computer equipment	$41,963	$38,321
Office furniture and fixtures	8,851	8,439
Leasehold improvements	6,902	6,058
Vehicles	442	639

	58,158	53,457
Less accumulated depreciation and amortization	(38,544)	(32,703)

Property and equipment, net	$19,614	$20,754

5.  Software

    Software consists of the following (in thousands):

	September 30,
	2000	1999
Internally-developed software	$20,476	$10,905
Purchased software	41,750	39,663

	62,226	50,568
Less accumulated amortization	(35,469)	(24,733)

Software, net	$26,757	$25,835

6.  Line of Credit

    The Company has a $25 million bank line of credit with a large United States bank. The line is secured by certain trade accounts receivable of TSA. Among other restrictions, the Company must maintain a minimum accounts receivable balance, minimum tangible net worth and minimum working capital levels at each reporting date. After obtaining a waiver from the bank, the Company is in compliance with all debt covenants as of September 30, 2000. Interest on the bank line of credit accrues at an annual rate equal to the bank's "base rate" less .75%, which was 8.75% as of September 30, 2000, and is payable at the end of each month. Borrowings during fiscal 2000 on this line of credit totaled approximately $22 million, with repayments totaling $4 million, resulting in outstanding borrowings of approximately $18 million at September 30, 2000. The remaining $7 million is available to the Company for future borrowings. During fiscal 2000, the Company recorded interest expense of $452,000 on this line of credit. The bank line of credit expires on May 31, 2001.

    Subsequent to September 30, 2000, the Company increased the total amount of borrowings available under its line of credit facilities to $35 million.

7.  Treasury Stock

    The Company's Board of Directors has approved the repurchase of up to 2,000,000 shares of Class A Common Stock through February 2001, at market prices in open-market, negotiated or block transactions. The purpose of the stock repurchase program is to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve of shares for future employee stock option grants, acquisitions or other corporate purposes. Pursuant to this stock repurchase program, the Company acquired 1,000,300 shares at an average cost of $21.00 per share in fiscal 2000 and 475,000 shares at an average cost of $29.98 per share in fiscal 1999.

8.  Earnings Per Share

    Earnings per share ("EPS") has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders, adjusted for the effect of any outstanding dilutive securities (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerator for all periods presented. The differences between the basic and diluted EPS denominators for fiscal 2000, 1999 and 1998, which amounted to approximately 373,000 shares, 696,000 shares and 895,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method.

    Weighted average shares from stock options of 3,321,014 for fiscal year 2000, 96,025 for fiscal year 1999 and 25,833 for fiscal year 1998 have been excluded from the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the Company's common shares.

    Prior to its acquisition in August 1998, IntraNet was taxed primarily as Subchapter S corporation. In addition, prior to its acquisition in November 1998, MINT's earnings were not subject to income taxes. The EPS information in the accompanying consolidated statements of income and comprehensive income reflects a pro forma tax provision for income taxes on the results of operations of IntraNet and MINT for the periods prior to their acquisition, as listed below (in thousands):

	Year ended September 30,
	1999	1998
Net income — historical	$44,700	$32,259
IntraNet tax adjustment — pro forma	—	(633)
MINT tax adjustment — pro forma	(87)	(194)

Net income — pro forma	$44,613	$31,432

9.  Comprehensive Income

    The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income
Balance, September 30, 1997	$(260)	$—	$(260)
Fiscal 1998 activity	(1,815)	(2,812)	(4,627)

Balance, September 30, 1998	(2,075)	(2,812)	(4,887)
Fiscal 1999 activity	(178)	(231)	(409)

Balance, September 30, 1999	(2,253)	(3,043)	(5,296)
Fiscal 2000 activity	(2,470)	(3,981)	(6,451)
Reclassification adjustment for gain included in net income	—	1,221	1,221

Balance, September 30, 2000	$(4,723)	$(5,803)	$(10,526)

    Since the Company has established an asset valuation allowance against its net deferred tax assets, the components of accumulated other comprehensive income have not been tax effected.

10.  Segment Information

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." As of September 30, 1999, the Company had a single operating segment encompassing the development, marketing, installation and technical support of a broad line of software products and services primarily focused on electronic payments and electronic commerce. In the second quarter of fiscal 2000, the Company reorganized its business into six business units or segments: Consumer Banking, Electronic Commerce, Internet Banking, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems. During the fourth quarter of fiscal 2000, the Company combined its Consumer Banking, Electronic Commerce and Internet Banking business units into the Consumer e-Payments business unit. Prior period segment information has been restated to reflect these reorganizations. The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit.

    Consumer e-Payments products represent the Company's largest product line and include its most mature and well-established applications which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from traditional point of sale devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; process electronic benefit transfer transactions; authorize checks; establish frequent shopper programs; automate settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Electronic Business Infrastructure products facilitate communication, data movement, monitoring of systems and business process automation across computing systems, involving mainframes, distributed computing networks and the Internet. Corporate Banking e-Payments products offer high-value payments processing, bulk/recurring payments processing, wire room processing, global messaging, integration payments management and continuous link settlement processing. Health Payment Systems products allow large corporations and health-care payment processors to automate claims eligibility determination, claims capture and claims payments.

    The following are revenues and operating income for these business units for fiscal years 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
Revenues:
Consumer e-Payments	$221,050	$281,181	$230,954
Electronic Business Infrastructure	42,114	39,584	33,000
Corporate Banking e-Payments	36,404	30,061	33,582
Health Payment Systems	3,997	3,968	1,713

	$303,565	$354,794	$299,249

Operating income:
Consumer e-Payments	$(4,228)	$64,221	$49,045
Electronic Business Infrastructure	4,911	4,691	5,978
Corporate Banking e-Payments	2,957	540	(2,829)
Health Payment Systems	(1,898)	808	(706)

	$1,742	$70,260	$51,488

    The Company's products are sold and supported through distribution networks covering the geographic areas of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues and long-lived assets for these geographic areas for fiscal years 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
Revenues:
United States	$136,619	$167,236	$134,506
Americas — other	35,382	43,070	39,564

Total Americas	172,001	210,306	174,070
EMEA	102,322	113,096	96,979
Asia/Pacific	29,242	31,392	28,200

	$303,565	$354,794	$299,249

Long-lived assets:
United States	$107,925	$96,570	$43,655
Americas — other	5,337	6,638	3,389

Total Americas	113,262	103,208	47,044
EMEA	11,659	11,520	10,530
Asia/Pacific	1,482	1,827	1,255

	$126,403	$116,555	$58,829

    No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal years 2000, 1999 and 1998.

11.  Stock-Based Compensation Plans

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

    The Company has a 1996 Stock Option Plan and a 1999 Stock Option Plan whereby a total of 1,008,000 and 2,000,000 shares, respectively, of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options are granted at a price not less than the fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of four years for the 1996 Stock Option Plan and three years for the 1999 Stock Option Plan. During fiscal 2000, the Company's stockholders approved the addition of 1,000,000 shares to the 1999 Stock Option Plan.

    The Company has a 1997 Management Stock Option Plan whereby 1,050,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible management employees of the Company and its subsidiaries. The stock options are granted at a price not less than the fair market value of the Company's Class A Common Stock at the time of the grant and require the participant to pay $3 for each share granted. The term of the outstanding options is ten years. The options vest annually over a period of four years.

    The Company has a 2000 Non-employee Director Stock Option Plan whereby 25,000 shares of the Company's Class A Common Stock were granted to eligible non-employee directors of the Company. The stock options were granted at a price equal to the fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of three years.

    A summary of the stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

	2000		1999		1998
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding on October 1,	3,352,974	$23.91	2,811,507	$20.30	2,794,437	$16.82
Granted	1,268,802	$24.42	894,890	$30.57	387,650	$34.30
Exercised	185,821	$10.77	285,445	$7.53	325,371	$6.35
Cancellations	147,562	$17.03	67,978	$31.76	45,209	$25.20

Outstanding on September 30	4,288,393	$24.43	3,352,974	$23.91	2,811,507	$20.30

Options exercisable at end of year	2,025,657	$21.61	1,497,100	$17.09	1,275,778	$11.19
Shares available on September 30 for options that may be granted	251,135		347,375		174,287
Weighted-average grant date fair value of options granted during the year — exercise price equals stock market price at grant		$13.52		$14.10		$17.74

    The following table summarizes information about stock options outstanding at September 30, 2000.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50	197,214	3.36	$2.50	197,214	$2.50
$5.00	306,226	4.08	5.00	306,101	5.00
$7.50 to $10.125	8,897	4.43	8.01	8,897	8.01
$11.625 to $18.5625	172,360	9.42	15.65	17,800	13.35
$20.25 to $25.9375	2,157,435	7.80	25.06	864,717	24.47
$26.4375 to $30.875	824,679	8.50	30.12	271,211	30.09
$31.00 to $35.75	520,807	7.29	33.12	317,234	33.11
$36.00 to $45.00	100,775	7.60	38.00	42,483	37.94

	4,288,393	7.46	$24.43	2,025,657	$21.61

    Subsequent to September 30, 2000, the Company granted 420,100 stock options at prices that range from $12.625 to $13.875 per share under the 1999 and 1996 Plans, with such options vesting over three years. These options are not reflected in the above tables.

  Employee Stock Purchase Plan

    The Company has a 1996 and 1999 Employee Stock Purchase Plan whereby a total of 1,150,000 shares of the Company's Class A Common Stock have been reserved for sale to eligible employees of the Company and its subsidiaries. Employees may designate up to the lesser of $5,000 or 10% of their annual compensation for the purchase of stock under these plans. The price for shares purchased under the plan is 85% of market value the lower of the first or last day of the purchase period. Purchases are made at the end of each fiscal quarter. Shares issued under these plans for the years ended September 30, 2000, 1999 and 1998 totaled 111,432, 48,148 and 30,881, respectively. No compensation expense has been recorded related to these plans.

  Accounting for Stock-Based Compensation Plans

    The Company has adopted the disclosure provisions of SFAS No. 123. No compensation cost has been recognized for the stock incentive plans.

    Had compensation expense for the Company's stock-based compensation plans been based on the fair value of the stock options at the grant dates for awards under those plans consistent with the fair value based method of SFAS No. 123, the Company's net income and net income per common share for fiscal 2000, 1999 and 1998 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year ended September 30,
	2000	1999	1998
Net income (loss):
As reported	$2,111	$44,700	$32,259
Pro forma	(2,003)	42,820	30,233
Diluted net income (loss) per common share:
As reported	$0.07	$1.38	$1.01
Pro forma	(0.06)	1.32	0.94

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998
Expected life	6.0	5.8	5.8
Interest rate	6.2%	5.7%	5.5%
Volatility	38%	38%	39%
Dividend yield	—	—	—

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 applies only to options granted since fiscal year 1996, and additional awards in future years are anticipated.

12.  Employee Benefit Plans

  TSA 401(k) Retirement Plan

    The 401(k) Retirement Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 15% of their annual wages. Beginning January 1, 1998, TSA began matching 160% of participant contributions up to a maximum of 2.5% of compensation, not to exceed $2,500. Prior to January 1, 1998, TSA matched 100% of participants' contributions up to a maximum of 2.5%. TSA's contributions charged to expense during the years ended September 30, 2000, 1999 and 1998 were $2,780,000, $2,318,000 and $1,197,000, respectively.

  TSA Deferred Compensation Plan

    Effective January 1, 1999, the Company adopted a Deferred Compensation Plan for a select group of management or highly compensated employees who elect to participate in the plan. No company contributions are made to the plan and participants are 100% vested in their contributions.

  Chief Executive Officer Employment and Incentive Compensation Package

    The Company has reached an agreement with the Company's Chief Executive Officer ("CEO") on an employment and incentive compensation package (the "Compensation Package"). The Compensation Package provides for the Company to loan the CEO a total of $3.0 million. The loan bears interest at 6.35% and is due in the first quarter of fiscal 2004. The loan and accrued interest are subject to forgiveness in the event of certain changes of control, death or termination without cause: one-half of the principal and interest are subject to forgiveness if the CEO remains employed with the Company for the three-year term of the Compensation Package, and one-half of the principal and interest is subject to forgiveness in the event the closing bid for the Company's common stock reaches certain price targets. As of September 30, 2000, the Company had advanced the CEO $2.0 million. Subsequent to September 30, 2000, the Company advanced the CEO the remaining $1.0 million. No compensation expense related to the Compensation Package was recorded in fiscal 2000.

  Applied Communications Inc Limited ("ACIL") Pension Plan

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

	Year Ended September 30,
	2000	1999	1998
Service cost	$2,135	$2,301	$1,666
Interest cost on projected benefit obligation	1,283	1,156	1,192
Return on plan assets:
Actual and gain deferred	(1,971)	(1,657)	(1,501)
Amortization of unrecognized gain	36	136	(85)

Total periodic pension expense	$1,483	$1,936	$1,272

    The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheet (in thousands):

	September 30,
	2000	1999
Projected benefit obligation	$23,931	$23,339
Plan assets at fair value, primarily investments in marketable equity securities of United Kingdom companies	23,968	22,776

Funded status	37	(563)
Unrecognized gain	(2,152)	(1,682)

Accrued pension cost	$(2,115)	$(2,245)

    The most significant actuarial assumptions used in determining the pension expense and funded status of the plan are as follows:

	2000	1999	1998
Discount rate for valuing liabilities	6.50%	6.25%	6.00%
Expected long-term rate of return on assets	9.25%	9.25%	7.00%
Rate of increase in future compensation levels	4.25%	3.75%	3.50%

13.  Commitments and Contingencies

  Operating Leases

    The Company leases office space and equipment under operating leases that run through February 2011. Aggregate minimum lease payments under these agreements for the years ending September 30 are as follows (in thousands):

2001	$9,672
2002	8,613
2003	7,437
2004	5,929
2005	4,670
Thereafter	10,378

Total	$46,699

    Total rent expense for fiscal years 2000, 1999 and 1998 was, $14,134,000, $12,556,000 and $9,738,000, respectively.

  Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

14.  Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The objectives are to recognize (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments or changes in the tax law or rates.

    The provision for income taxes consists of the following (in thousands):

	For the Year Ended September 30,
	2000			1999			1998
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$4,766	$(2,526)	$2,240	$18,360	$(2,413)	$15,947	$13,433	$(1,212)	$12,221
State	600	(1,163)	(563)	3,171	(341)	2,830	2,252	(257)	1,995
Foreign	379	(574)	(195)	8,393	—	8,393	5,260	—	5,260

Total	$5,745	$(4,263)	$1,482	$29,924	$(2,754)	$27,170	$20,945	$(1,469)	$19,476

    The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows (in thousands):

	For the Year Ended September 30,
	2000	1999	1998
Tax expense at federal rate of 35%	$1,258	$25,155	$17,932
Losses with no current tax benefit	2,864	240	22
Effective state income tax	574	2,112	1,508
Foreign tax rate differential	1,773	1,097	385
IntraNet nontaxable income	—	—	(564)
Recognition of deferred income tax assets previously reserved against	(7,112)	(3,235)	(830)
Amortization of intangibles	1,779	1,269	—
Transaction related expenses	21	239	461
Other	325	293	562

	$1,482	$27,170	$19,476

    The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

	September 30,
	2000	1999
Current deferred tax assets (liabilities):
Foreign taxes	$2,225	$2,082
Net operating loss carryforward	7,721	3,004
State income taxes	972	—
Deferred compensation plan	1,321	(200)
Deferred intercompany transactions	1,372	—
Capital loss carryforward	630	—
Unrealized investment holding loss	2,220	1,184
Other	1,081	1,252

	17,542	7,322
Less: Valuation allowance	(6,334)	(6,158)

	$11,208	$1,164

Noncurrent deferred tax assets (liabilities):
Depreciation	$187	$138
Amortization	3,809	3,807
Acquired net operating loss carryforward of USSI	831	1,575
Acquired basis in partnership assets	5,088	5,518
Acquired software	(3,439)	(5,953)
Other	70	70

	6,546	5,155
Less: Valuation allowance	(3,588)	(5,058)

	$2,958	$97

    At September 30, 2000, management evaluated its 2000, 1999 and 1998 operating results, as well as its future tax projections, and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $14.2 million as of September 30, 2000.

15.  Subsequent Event

    In October 2000, TSA announced that it signed a definitive agreement to acquire MessagingDirect Ltd. ("MDL"), a company based in Edmonton, Canada, in an all-stock transaction. MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. TSA will acquire all of the issued and outstanding securities of MDL for approximately 3.3 million shares of Class A Common Stock with a fair market value of approximately $50.0 million. The stock exchange will be accounted for using the purchase method of accounting. Accordingly, any cost of this transaction which is in excess of the sum of the fair values of the tangible and intangible assets acquired less liabilities assumed will be allocated to goodwill, which will be amortized using the straight-line method over five years. The Company estimates that the allocation of the purchase price attributable to intangible assets to be approximately $29.0 million to goodwill and $15.0 million to software. These amounts are preliminary and are subject to an appraisal of MDL. The share exchange, which has been approved by the Board of Directors of both companies, is subject to certain conditions, including MDL shareholder approval and Canadian regulatory approvals.

EXHIBIT INDEX

Exhibit Number	Description
2.01(2)	Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named Purchasers Named therein, dated as of December 31, 1993
2.02(2)	Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding, Inc., dated November 8, 1993, and amendments thereto
2.03(2)	Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier, Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto
2.04(2)	Stock and Warrant Holders Agreement, dated as of December 30, 1993
2.05(2)	Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent
2.06(2)	Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick Pettis Smith Polian, Inc., and amendment thereto
2.07(2)	ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993
2.08(3)	Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June 3, 1996
2.09(4)	Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996
2.10(9)	Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice Systems, Inc. and related entities.
2.11(10)	Agreement and Plan of Merger dated April 27, 1998 among the Company, I.N. Acquisition Corp. and IntraNet
3.01(2)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02(13)	Amended and Restated Bylaws of the Company, and First Amendment thereto
4.01(2)	Form of Common Stock Certificate
10.01(2)	ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
10.02(2)	ACI Holding, Inc. Employees Stock Purchase Plan
10.03(2)	Applied Communications, Inc. First Restated Profit Sharing Plan and Trust
10.04(2)	Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto
10.05(2)	U.S. Software, Inc. Profit Sharing Plan and Trust
10.06(7)	Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and U.S. Software Holding dated December 31, 1995
10.07(12)	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.08-.12	(Intentionally omitted)
10.13(2)	Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993
10.14(2)	Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated December 30, 1993
10.15-.16	(Intentionally omitted)
10.17(2)	Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
10.18(2)	Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
10.19(2)	Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
10.20(2)	Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
10.21(5)	Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
10.22(2)	Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa
10.23(5)	Lease respecting facility at 182 Clemenceau Avenue, Singapore
10.24(8)	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.25(1)	Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom
10.26(14)	Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.

10.27(2)	Software House Agreement, as amended, between Tandem Computers Incorporated and Applied Communications, Inc.
10.28(1)	Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
10.29(3)	Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied Communications, Inc.
10.30(11)	Transaction Systems Architects, Inc. Deferred Compensation Plan
10.31(11)	Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
10.32(13)	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain employees
10.33(14)	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
21.01(4)	Subsidiaries of the Company
23.01	Consent of Independent Public Accountants
27.00	Financial Data Schedule
99.01	Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995

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

(9)
Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8 K dated May 13, 1997.

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

(14)
Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended June 30, 2000.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TRANSACTION SYSTEMS ARCHITECTS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands, except per share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TRANSACTION SYSTEMS ARCHITECTS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS