Form 10-Q
period 2000-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2001-02-14
CIK 935036

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q
                              ___________________


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                         Commission File Number 0-25346

                              ___________________


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                  47-0772104
   (State or other jurisdiction of                   (I.R.S. employer
   incorporation or organization)                   identification no.)


        224 South 108th Avenue                        (402) 334-5101
        Omaha, Nebraska 68154                 (Registrant's telephone number,
(Address of principal executive offices,            including area code)
        including zip code)


                               ___________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _x_  No ___


     The number of shares of the issuer's Class A Common Stock, par value $.005 per share, outstanding as of February 12, 2001 was 34,916,532 (including 1,410,942 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the issuer's Class A Common Stock).

================================================================================

                                TABLE OF CONTENTS
                                                                                                                      Page
                         PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2000..................    3
              Condensed Consolidated Statements of Income for the three months ended December 31, 2000 and 1999.....    4
              Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999.    5
              Notes to Condensed Consolidated Financial Statements..................................................    6
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................   11
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................   16


                           PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K......................................................................   17
    Signature.......................................................................................................   17
    Index to Exhibits...............................................................................................   18

                       TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                             December 31,          September 30,
                                                                 2000                  2000
                                                            --------------        --------------
                                     ASSETS

    Current assets:
        Cash and cash equivalents                            $   20,581            $    23,400
        Marketable securities                                     1,857                  8,106
        Billed receivables, net                                  65,645                 63,556
        Accrued receivables                                      55,591                 51,659
        Prepaid income taxes                                      3,087                  2,710
        Deferred income taxes                                    16,932                 11,208
        Other                                                     9,588                 13,134
                                                             -----------           ------------

           Total current assets                                 173,281                173,773

    Property and equipment, net                                  18,499                 19,614
    Software, net                                                26,250                 26,757
    Intangible assets, net                                       62,943                 65,254
    Long-term accrued receivables                                33,313                 27,018
    Investments and notes receivable                              2,635                  6,146
    Note receivable from executive officer                        3,000                  2,000
    Deferred income taxes                                         2,149                  2,958
    Other                                                         6,129                  6,632
                                                             -----------           ------------

           Total assets                                      $  328,199            $   330,152
                                                             ===========           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Current portion of long-term debt                    $   29,035            $    18,396
        Accounts payable                                         11,306                 16,023
        Accrued employee compensation                             6,997                  7,472
        Accrued liabilities                                      22,280                 20,003
        Deferred revenue                                         44,938                 43,373
                                                             -----------           ------------

           Total current liabilities                            114,556                105,267

    Long-term debt                                                  477                    532
    Long-term deferred revenue                                   14,218                 13,993
                                                             -----------           ------------

           Total liabilities                                    129,251                119,792
                                                             -----------           ------------

    Stockholders' equity:
        Class A Common Stock                                        166                    165
        Additional paid-in capital                              171,542                170,946
        Retained earnings                                        70,682                 85,033
        Treasury stock, at cost                                 (35,258)               (35,258)
        Accumulated other comprehensive income                   (8,184)               (10,526)
                                                             -----------           ------------

           Total stockholders' equity                           198,948                210,360
                                                             -----------           ------------

           Total liabilities and stockholders' equity        $  328,199            $   330,152
                                                             ===========           ============


    See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)


                                                                    Three Months Ended December 31,
                                                                 -------------------------------------
                                                                      2000                   1999
                                                                 --------------         --------------
   Revenues:
      Software license fees                                       $    42,467            $    35,253
      Maintenance fees                                                 15,965                 16,685
      Services                                                         16,204                 15,179
                                                                  ------------           ------------

          Total revenues                                               74,636                 67,117
                                                                  ------------           ------------

   Expenses:
      Cost of software license fees                                    11,591                 10,825
      Cost of maintenance and services                                 18,711                 16,792
      Research and development                                         10,069                  8,460
      Selling and marketing                                            19,695                 17,561
      General and administrative costs                                 16,127                 14,638
      Amortization of goodwill and purchased intangibles                2,367                  2,177
                                                                  ------------           ------------

          Total expenses                                               78,560                 70,453
                                                                  ------------           ------------

   Operating income (loss)                                             (3,924)                (3,336)
                                                                  ------------           ------------

   Other income (expense):
      Interest income                                                     824                    947
      Interest expense                                                   (619)                   (63)
      Other                                                               273                    183
      Non-recurring items                                             (14,311)                     -
                                                                  ------------           ------------

          Total other income (expense)                                (13,833)                 1,067
                                                                  ------------           ------------

   Income (loss) before income taxes                                  (17,757)                (2,269)
   Income tax benefit                                                   3,405                    886
                                                                  ------------           ------------

   Net income (loss)                                              $   (14,352)           $    (1,383)
                                                                  ============           ============


   Earnings per share information:

      Weighted average shares outstanding:
          Basic                                                        31,654                 32,039
                                                                  ============           ============

          Diluted                                                      31,654                 32,039
                                                                  ============           ============

      Earnings per share:
          Basic                                                   $     (0.45)           $     (0.04)
                                                                  ============           ============

          Diluted                                                 $     (0.45)           $     (0.04)
                                                                  ============           ============



   See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                         Three Months Ended December 31,
                                                                      -------------------------------------
                                                                           2000                   1999
                                                                      --------------         --------------
   Cash flows from operating activities:
      Net income (loss)                                                $   (14,352)           $    (1,383)
      Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation                                                        2,088                  2,053
         Amortization                                                        5,430                  5,130
         Non-recurring items                                                14,311                      -
         Changes in operating assets and liabilities:
            Billed and accrued receivables                                 (12,316)                (7,683)
            Other current and noncurrent assets                             (3,250)                (2,961)
            Accounts payable                                                (4,717)                (1,200)
            Deferred revenue                                                 1,790                  3,898
            Other current liabilities                                        2,041                 (6,214)
                                                                       ------------           ------------

               Net cash used in operating activities                        (8,975)                (8,360)
                                                                       ------------           ------------

   Cash flows from investing activities:
      Purchases of property and equipment                                     (853)                (1,104)
      Additions to software                                                 (2,372)                (1,581)
      Acquisition of business, net of cash received                              -                 (3,053)
      Additions to investments and notes receivable                           (820)                  (420)
      Note receivable from executive officer                                (1,000)                     -
                                                                       ------------           ------------

               Net cash used in investing activities                        (5,045)                (6,158)
                                                                       ------------           ------------

   Cash flows from financing activities:
      Proceeds from issuance of Class A Common Stock                           435                    461
      Proceeds from exercise of stock options                                   94                    375
      Purchases of Class A Common Stock                                          -                (13,343)
      Net borrowings on lines of credit                                     10,755                      -
      Payments of long-term debt                                              (171)                   357
                                                                       ------------           ------------

               Net cash provided by (used in) financing activities          11,113                (12,150)
                                                                       ------------           ------------

   Effect of exchange rate fluctuations on cash                                 88                    181
                                                                       ------------           ------------

   Decrease in cash and cash equivalents                                    (2,819)               (26,487)

   Cash and cash equivalents, beginning of period                           23,400                 70,482
                                                                       ------------           ------------

   Cash and cash equivalents, end of period                            $    20,581            $    43,995
                                                                       ============           ============


   See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Consolidated Financial Statements

     Transaction Systems Architects, Inc. ("TSA" or the "Company"), a Delaware corporation, develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. The products and services are used principally by financial institutions,
retailers  and  e-payment   processors,   both  in  domestic  and  international
markets.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at December 31, 2000, and for the three months ended December 31, 2000 and 1999, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2001.

2.   Revenue Recognition

     The Company generates revenues from licensing software and providing postcontract customer support (maintenance or "PCS") and other professional services. The Company uses written contracts to document the elements and obligations of arrangements with its customers. Arrangements that include the licensing of software typically include PCS, and at times, include other professional services. PCS includes the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. The other professional services may include training, installation or consulting. The Company also performs services for customers under arrangements that do not include the licensing of software. Revenues under multiple-element arrangements, which may include several software products or services sold together, are allocated to each element based upon the residual method in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-9, "Software Revenue Recognition, With Respect to Certain Arrangements."

     Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for PCS and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fees revenues are recognized under the residual method in arrangements in which the software is licensed with PCS and/or other professional services, and the undelivered elements of the arrangement are not essential to the functionality of the delivered software.

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

     In addition to SOP 98-9, the Company accounts for its software arrangements in accordance with SOP 97-2, "Software Revenue Recognition." The primary software revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility. SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

     The Company has concluded that for certain software arrangements where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs." The present value of
Recognized-Up-Front MLFs, net of third party royalties, recognized during the three months ended December 31, 2000 and 1999 totaled approximately $9.1 million and $5.1 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 9.50% to 11.00% during the three months ended December 31, 2000, and from 10.25% to 11.00% during the three months ended December 31, 1999. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

3.   Non-Recurring Items

     The Company continually evaluates its investment holdings and long-lived assets for evidence of impairment. During the three months ended December 31, 2000, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and a charge to earnings for the declines in market value was required. Therefore, the Company recorded a non-cash charge of $12.4 million in the three months ended December 31, 2000.

     In addition, due to unfavorable market conditions in the fourth quarter of fiscal 2000, the Company postponed its planned initial public offering ("IPO") of its wholly-owned subsidiary, Insession Technologies, Inc. Due to the time period which had elapsed without proceeding with this transaction and continuing uncertainty in market conditions, the Company expensed costs associated with the planned IPO totaling $1.9 million in the three months ended December 31, 2000.

4.   Earnings Per Share

     Earnings per share ("EPS") has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders, adjusted for the effect of any outstanding dilutive securities (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). For the three months ended December 31, 2000 and 1999, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss in both periods.

     If the Company had reflected net income for the three months ended December 31, 2000 and 1999, weighted average shares from stock options of 3,590,098 and 1,353,510, respectively, would have been excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

5.   Comprehensive Income

     The Company's components of other comprehensive income were as follows (in thousands):



                                                                                        Three Months Ended December 31,
                                                                                      -----------------------------------
                                                                                           2000                1999
                                                                                      ---------------     ---------------
 Net loss                                                                             $      (14,352)     $       (1,383)
 Other comprehensive income:
     Foreign currency translation adjustments                                                    539              (1,123)
     Unrealized investment holding gain (loss)                                                 1,803               4,687
                                                                                      ---------------     ---------------

 Comprehensive income (loss)                                                          $      (12,010)     $        2,181
                                                                                      ===============     ===============

     The Company's components of accumulated other comprehensive income at each balance sheet date were as follows (in thousands):

                                                                       Foreign           Unrealized         Accumulated
                                                                       Currency          Investment            Other
                                                                     Translation          Holding          Comprehensive
                                                                     Adjustments        Gain (Loss)             Loss
                                                                   ---------------    ---------------     ---------------

 Balance, September 30, 2000                                       $       (4,723)    $       (5,803)     $      (10,526)
 Fiscal 2001 year-to-date activity                                            539             (6,249)             (5,710)
 Reclassification adjustment for loss included in net income(loss)              -              8,052               8,052
                                                                   ---------------    ---------------     ---------------

 Balance, December 31, 2000                                        $       (4,184)    $       (4,000)     $       (8,184)
                                                                   ===============    ===============     ===============

6.   Line-of-Credit Facilities

     The Company has a $30 million bank line-of-credit with a large United States bank. This line is secured by certain trade receivables of TSA. Among other restrictions, the Company must maintain a minimum accounts receivable balance, minimum tangible net worth and minimum working capital levels at each reporting date. After obtaining a waiver from the U.S. bank, the Company is in compliance with all debt covenants as of December 31, 2000. The Company also has a line-of-credit with a large foreign bank in the amount of 3 million British Pounds, which translates to approximately $4.5 million. The foreign line requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd.

     Interest on the U.S. line-of-credit accrues at an annual rate equal to either the bank's "base rate" less .75% or the LIBOR rate plus 1.75% and is payable at the end of each month. Interest on the foreign line-of-credit accrues at an annual rate of 1% above the bank's "base rate." During the three months ended December 31, 2000, the Company recorded interest expense of $481,000 related to the two line-of-credit facilities. Current borrowings outstanding as of December 31, 2000 amount to approximately $29 million. The U.S. bank line-of-credit expires on May 31, 2001, and the foreign bank line-of-credit expires on August 9, 2001.

     The   carrying   amounts  of  the   Company's   line-of-credit   facilities
approximate fair value due to their variable interest rates.

7.   Segment Information

     In fiscal 2000, the Company reorganized its business into four business units or segments: Consumer e-Payments, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems. Prior period segment information has been restated to reflect these reorganizations. The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit.

     The Company plans to direct the majority of its focus on the Consumer e-Payments business unit. The Company is considering various alternatives for the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payments Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings.

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

     No single customer accounted for more than 10% of the Company's consolidated revenue during the three months ended December 31, 2000 and 1999. The following are revenues and operating income (loss) for the Company's business unit segments for the three months ended December 31, 2000 and 1999 (in thousands):

                                                               Three Months Ended
                                                                  December 31,
                                                        ---------------------------------
                                                            2000                1999
                                                        -------------       -------------
 Revenues:
     Consumer e-Payments                             $        57,552     $        47,715
     Electronic Business Infrastructure                        9,284              10,876
     Corporate Banking e-Payments                              6,608               7,642
     Health Payment Systems                                    1,192                 884
                                                        -------------       -------------
                                                     $        74,636     $        67,117
                                                        =============       =============


 Operating loss:
     Consumer e-Payments                             $           844     $        (5,135)
     Electronic Business Infrastructure                         (705)              1,782
     Corporate Banking e-Payments                             (2,897)                (22)
     Health Payment Systems                                   (1,166)                 39
                                                        -------------       -------------
         Operating loss                              $        (3,924)    $        (3,336)
                                                        =============       =============


     The  Company's  products  are  sold  and  supported  through   distribution
networks  covering  the  geographic  regions  of  the  Americas,   Europe/Middle
East/Africa   ("EMEA")  and   Asia/Pacific.   The  following  are  revenues  and
long-lived assets for these geographic regions (in thousands):


                                                               Three Months Ended
                                                                  December 31,
                                                        ---------------------------------
                                                            2000                1999
                                                        -------------       -------------
 Revenues:
     United States                                   $        32,005     $        30,822
     Americas - other                                          8,986               8,866
                                                        -------------       -------------
       Total Americas                                         40,991              39,688
     EMEA                                                     26,990              20,222
     Asia/Pacific                                              6,655               7,207
                                                        -------------       -------------
                                                     $        74,636     $        67,117
                                                        =============       =============



                                                        December 31,        September 30,
                                                            2000                2000
                                                        -------------       -------------
 Long-lived assets:
     United States                                   $       101,888     $       107,925
     Americas - other                                          4,753               5,337
                                                        -------------       -------------
       Total Americas                                        106,641             113,262
     EMEA                                                     11,332              11,659
     Asia/Pacific                                              1,233               1,482
                                                        -------------       -------------
                                                     $       119,206     $       126,403
                                                        =============       =============

8.   Accounting Pronouncements Issued But Not Yet Effective

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is required to be in conformity with the provisions of SAB No. 101 no later than the fourth quarter of fiscal 2001. The adoption of SAB No. 101 is not expected to have a material impact on the Company's financial position or results of operations.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company currently conforms to the requirements of SFAS No. 125 and the adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial position or results of operations.

9.   Subsequent Event

     In October 2000, the Company reached an agreement to acquire all of the issued and outstanding securities of MessagingDirect Ltd. ("MDL") for approximately 3.3 million shares of TSA Class A Common Stock with a fair market value at that time of approximately $50.0 million. MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. This transaction subsequently closed in January 2001. The share exchange will be accounted for using the purchase method of accounting. Accordingly, the amount of purchase price in excess of the sum of the fair values of the tangible and intangible assets acquired less liabilities assumed will be allocated to goodwill, which will be amortized using the straight-line method over five years. The Company estimates that the allocation of the purchase price attributable to intangible assets to be approximately $29.0 million to goodwill and $15.0 million to software. These amounts are preliminary and are subject to the completion of an appraisal of MDL.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

     The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, TSA distributes software developed by third parties. The products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

     The Company's products and services are organized into four business units - Consumer e-Payments, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems. The Company plans to direct the majority of its focus on the Consumer e-Payments business unit. Products in this business unit represent the Company's largest product line and include its most mature and well-established applications. Products and services offered by this business unit, except community banking products, are marketed and supported through ACI Worldwide Inc ("ACI"), a wholly-owned subsidiary of the Company. ACI sells and supports the products and services through three distribution networks: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network primarily has its own sales force and supplements this with reseller and/or distributor networks. The community banking products are marketed and supported by Regency Systems, Inc., a wholly-owned subsidiary of the Company. Products and services offered by the other three business units are marketed and supported primarily through their own sales and support organizations.

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

                                                        Three Months Ended December 31,
                                              -----------------------------------------------------
                                                        2000                          1999
                                              -----------------------       -----------------------
                                                              % of                          % of
                                                Amount       Revenue          Amount       Revenue
                                              ---------    ----------       ----------   ----------

Revenues:
      ILFs and PUFs                        $    20,099          26.9 %   $     15,404         23.0  %
      MLFs (other than Recognized-
         Up-Front MLFs)                         13,244          17.8           14,720         21.9
      Recognized-Up-Front MLFs                   9,124          12.2            5,129          7.6
                                              ---------    ----------       ----------   ----------
      Software license fees                     42,467          56.9           35,253         52.5
      Maintenance fees                          15,965          21.4           16,685         24.9
      Services                                  16,204          21.7           15,179         22.6
                                              ---------    ----------       ----------   ----------

           Total revenues                       74,636         100.0           67,117        100.0
                                              ---------    ----------       ----------   ----------

Expenses:

      Cost of software license fees             11,591          15.5           10,825         16.1
      Cost of maintenance and services          18,711          25.1           16,792         25.0
      Research and development                  10,069          13.5            8,460         12.6
      Selling and marketing                     19,695          26.4           17,561         26.2
      General and administrative costs          16,127          21.6           14,638         21.8
      Amortization of goodwill and
        purchased intangibles                    2,367           3.2            2,177          3.3
                                              ---------    ----------       ----------   ----------

           Total expenses                       78,560         105.3           70,453        105.0
                                              ---------    ----------       ----------   ----------

Operating income (loss)                          (3,924)         (5.3)          (3,336)        (5.0)
                                              ---------    ----------       ----------   ----------

Other income (expense):
      Interest income                              824           1.1              947          1.4
      Interest expense                            (619)         (0.8)             (63)        (0.1)
      Other                                        273           0.4              183          0.3
      Non-recurring items                      (14,311)        (19.2)               -            -
                                              ---------    ----------       ----------   ----------

           Total other income (expense)        (13,833)        (18.5)           1,067          1.6
                                              ---------    ----------       ----------   ----------

Income (loss) before income taxes              (17,757)        (23.8)          (2,269)        (3.4)
Income tax benefit                               3,405           4.6              886          1.3
                                              ---------    ----------       ----------   ----------

Net income (loss)                          $   (14,352)        (19.2)%   $     (1,383)        (2.1) %
                                              =========    ==========       ==========   ==========

     The following table sets forth total revenues and operating income (loss) for the Company's four business unit segments for the periods indicated (in thousands):

                                                               Three Months Ended
                                                                  December 31,
                                                        ---------------------------------
                                                            2000                1999
                                                        -------------       -------------
 Revenues:
     Consumer e-Payments                             $        57,552     $        47,715
     Electronic Business Infrastructure                        9,284              10,876
     Corporate Banking e-Payments                              6,608               7,642
     Health Payment Systems                                    1,192                 884
                                                        -------------       -------------
                                                     $        74,636     $        67,117
                                                        =============       =============


 Operating loss:
     Consumer e-Payments                             $           844     $        (5,135)
     Electronic Business Infrastructure                         (705)              1,782
     Corporate Banking e-Payments                             (2,897)                (22)
     Health Payment Systems                                   (1,166)                 39
                                                        -------------       -------------
         Operating loss                              $        (3,924)    $        (3,336)
                                                        =============       =============


     Revenues. Total revenues for the first quarter of fiscal 2001 increased 11.1%, or $7.5 million, from the comparable period in fiscal 2000. The increase is the result of a $7.2 million, or 20.4%, increase in software license fees revenue and a $942,000, or 6.2%, increase in services revenue. These increases were offset by a $720,000, or 4.3%, decrease in maintenance fee revenue.

    During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down had a negative impact on the Company's Consumer e-Payments software license fees and services revenues due to the less than expected demand by customers and potential new customers to upgrade and enhance their current systems. In addition, since the Year 2000 cutover, the Company has found its customers increasingly scrutinizing their information technology purchases, which has led to further delays in software and services purchases. The Company believes overall demand for its products and services is increasing at a gradual pace. However, the Company believes that customer demand for its products and services will be slow to return to growth levels experienced prior to fiscal 2000.

    The increase in ILF and PUF revenue for the first quarter of fiscal 2001 is a result of an increased demand for the Company's Consumer e-Payments products, offset by a decrease in demand for the Company's Electronic Business Infrastructure ICE product and a decrease in revenue associated with a significant Corporate Banking e-Payment customer project. In addition, the Company changed its sales compensation plans in fiscal 2001 for its Consumer e-Payments sales force to emphasize PUF contracts for both customer renewals and new customers rather than emphasizing ILF/MLF contracts. This change resulted in an increase in PUF revenue and a decrease in MLF revenue in the first quarter of fiscal 2001.

    The decrease in maintenance fee revenue for the first quarter of fiscal 2001 is due to a decrease in customer demand for the Company's enhanced maintenance support.

    The growth in services revenue is the result of increased demand for technical and project management services, which is primarily the result of an increased installed base of the Company's Consumer e-Payments products.

     Expenses. Total operating expenses for the first quarter fiscal 2001 increased $8.1 million, or 11.5%, over the comparable period of fiscal 2000.

     Cost of software license fees for the first quarter of fiscal 2001 increased $0.8 million, or 7.1%, over the comparable period in fiscal 2000. This increase is due primarily to an increase in the sale of third-party products and thus a corresponding increase in royalties owed to the owners of these products.

     Cost of maintenance and services for the first quarter of fiscal 2001 increased $1.9 million, or 11.4%, over the comparable period in fiscal 2000. This increase is the result of personnel-related expenses.

     Research and development ("R&D") consists primarily of compensation and related costs for R&D employees and contractors. R&D costs as a percentage of total revenues were 13.5% in the first quarter of fiscal 2001 as compared to 12.6% in the first quarter of fiscal 2000. In addition to R&D costs which are expensed, the Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in the first quarter of fiscal 2001 and 2000 totaled approximately $1.5 million and $1.2 million, respectively.

     Selling and marketing costs as a percentage of total revenues were 26.4% in the first quarter of fiscal 2001 as compared to 26.2% in the first quarter of fiscal 2000. The increase in fiscal 2001 is due to an increase in sales personnel and marketing activities in each of the four business units.

     General and administrative costs for the first quarter of fiscal 2001 increased $1.5 million, or 10.2%, over the comparable period in fiscal 2000. The increase is attributable to an increase in bad debts expense and occupancy costs, offset by a decrease in personnel-related expenses. The decrease in personnel-related expenses is due to the consolidation of the Company's Consumer Banking, Electronic Commerce and Internet Banking operating units into the Consumer e-Payments business unit during the fourth quarter of fiscal 2000.

     Other Income and Expenses. The increase in interest expense is due to an increase in borrowings on the Company's line-of-credit facilities.

     The Company continually evaluates the carrying value of its investment holdings and long-lived assets for evidence of impairment. During the first quarter of fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and a charge to earnings for the declines in market value was required. Therefore, the Company recorded a non-cash charge of $12.4 million in the first quarter of fiscal 2001. In addition, due to unfavorable market conditions in the fourth quarter of fiscal 2000, the Company postponed its planned initial public offering ("IPO") of its wholly-owned subsidiary, Insession Technologies, Inc. Due to the time period which had elapsed without proceeding with this transaction and continuing uncertainty in market conditions, the Company expensed costs associated with the planned IPO totaling $1.9 million in the first quarter of fiscal 2001.

     Income Taxes. The effective tax rate for the first quarter of fiscal 2001 was approximately 20% as compared to 41% for all of fiscal 2000. The tax benefit for the first quarter of fiscal 2001 was less than expected primarily due to non-deductible amortization expense associated with acquisitions accounted for as purchases and non-recognition of tax benefits for operating losses in certain foreign locations.

     As of December 31, 2000, the Company has deferred tax assets of $31.3 million and deferred tax liabilities of $2.9 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $19.1 million of the net deferred tax assets were more likely than not to be realized. Accordingly, the Company has recorded a valuation allowance of $9.3 million as of December 31, 2000.

     The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be adjusted accordingly.

Backlog

     As of December 31, 2000, the Company had recurring revenue backlog totaling $135.8 million, of which $96.6 million was in the Consumer e-Payments business unit, $18.0 million in the Electronic Business Infrastructure business unit, $16.4 million in the Corporate Banking e-Payments business unit and $4.8 million in the Health Payment Systems business unit. The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year.

     As of December 31, 2000,  the Company had  non-recurring  software  license fees revenue backlog of $12.3 million and non-recurring services revenue backlog of $36.0 million; $9.8 million and $26.0 million, respectively, in the Consumer e-Payments business unit; $0.2 million and $3.0 million, respectively, in the Electronic Business Infrastructure business unit; $2.3 million and $6.8 million, respectively, in the Corporate Banking e-Payments business unit; and $0.0 million and $0.2 million, respectively, in the Health Payment Systems business unit. The Company includes in its non-recurring revenue backlog all fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year.

     There can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Liquidity and Capital Resources

     As of December 31, 2000, the Company's principal sources of liquidity consisted of $20.6 million in cash and cash equivalents, and bank lines of credit totaling approximately $34.5 million, with outstanding borrowings of approximately $29.0 million. The bank lines are subject to maintenance of certain covenants.

     The Company's net cash flows used in operating activities for the first quarter of fiscal 2001 amounted to $9.0 million as compared to $8.4 million used during the first quarter of fiscal 2000. The growth of the Company's billed and accrued receivables during the first quarter of fiscal 2001 and 2000 are the primary reasons for the negative operating cash flows in the first quarter of fiscal 2001 and 2000.

     A contributor to the Company's cash management program is the factoring of accrued receivables, whereby interest in Company receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first quarter of fiscal 2001 and 2000, the Company generated operating cash flows from the factoring of accrued receivables of $3.1 million and $4.5 million, respectively. The Company has approximately $20 million of accrued receivables that may be sold in the future to third-party financial institutions under this program. The Company is actively pursuing the sale of a portion of these receivables as a means to generate cash, but there can be no assurance that the Company will be successful in its efforts to sell any of these receivables.

     The Company's net cash flows used in investing activities totaled $5.0 million and $6.2 million in the first quarter of fiscal 2001 and 2000, respectively. This decrease in cash used in investing activities is due to a decrease in acquisition-related expenditures, offset by an increase in the note receivable from executive officer. The acquisition of business amount in fiscal 2000 consists of the final payment of $3.1 million related to the acquisition of Insession Inc. The note receivable from executive officer in fiscal 2001 consists of an additional advance in the amount of $1.0 million to Mr. William E. Fisher, Chief Executive Officer, as part of his employment and incentive compensation package.

     The Company's net cash flows provided by financing activities was $11.1 million in the first quarter of fiscal 2001 as compared to net cash flows used in financing activities of $12.1 million in the first quarter of fiscal 2000. During the first quarter of 2001, the Company had net borrowings on its bank line-of-credit facilities of $10.8 million. During the first quarter of fiscal 2000, pursuant to a stock repurchase program approved by the Company's Board of Directors, the Company acquired 500,300 shares at an average cost of $26.67 per share, totaling approximately $13.3 million. The Company used cash flow from operations to fund the common stock repurchases.

     The Company is considering various alternatives for the Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payments Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings. The Company believes that its existing sources of liquidity, which includes cash provided by operating activities, including its factoring program and borrowings available under its line-of-credit facilities, along with potential sources of cash upon successful divestiture of any or all of these business units described above, will satisfy the Company's projected working capital and other cash requirements for the foreseeable future.

Forward-Looking Statements

     The statements in this report regarding future results are preliminary and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, this report contains other forward-looking statements including statements regarding the Company's or third parties' expectations, predictions, views, opportunities, plans, strategies, beliefs and statements of similar effect. The forward-looking statements in this report are subject to a variety of risks and uncertainties. Actual results could differ materially. Factors that could cause actual results to differ include but are not limited to the following:

o The corporate divestiture strategy is subject to numerous factors, including market conditions and perception, demand for the other businesses by potential investors or potential acquirers, personnel, tax, business, general economic conditions, viability of businesses as stand-alone operations, and other factors that could affect the Company's decisions and ability to separate businesses, to divest, raise capital, or implement other alternatives for such businesses, and to implement other aspects of the Company's corporate strategy. There can be no assurance that the Company will implement any aspect of the corporate strategy or that if implemented the strategy will be successful.

o The Year 2000 lock-down has interrupted the Company's normal sales cycle and therefore is likely to have a negative impact on the Company's revenues and net income beyond fiscal 2000. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal growth levels, as many of the Company's customers upgraded and enhanced their systems prior to the Year 2000. There can be no assurance that the Company's growth rates will return to historical levels.

o The acquisition of MessagingDirect is subject to numerous risks, including the following: (i) MessagingDirect is in a highly competitive industry, (ii) MessagingDirect does not have a significant market presence, significant revenues, or widespread acceptance or prolonged use of its products, (iii) MessagingDirect has not been profitable, (iv) the electronic statement presentation and electronic bill presentment and payment markets may not achieve the predicted growth rates, (v) MessagingDirect's products, personnel, and operations may be difficult to combine with those of the Company, the products may not be accepted by the Company's customer base, and there will be significant integration costs of combining the business, and (vi) the acquisition will have a dilutive impact on earnings per share and amortization of intangible assets will have an adverse effect on earnings.

o The Company is subject to risks of conducting international operations including difficulties in staffing and management, reliance on independent distributors, fluctuations in foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

o The Company will continue to derive a substantial majority of its total revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on the Company's financial condition and results of operations.

o The Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry.

o Fluctuations in quarterly operating results may result in volatility in the Company's stock price. No assurance can be given that operating results will not vary. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry.

     For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the three months ended December 31, 2000. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                                     PART II
                        EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

10.26a Amendment to Credit Facility Letter Agreement & Interim Promissory Note with Wells Fargo Bank Nebraska, N.A.

10.34     Advice of Borrowing Terms for ACI Worldwide (EMEA) Ltd





(b)  Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on December 14, 2000, pursuant to Item 9 of Form 8-K with respect to certain information disclosed in connection with the Company's acquisition of MessagingDirect Ltd.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 14, 2001             TRANSACTION SYSTEMS ARCHITECTS, INC.
                                     (Registrant)

                                     By:/s/ EDWARD C. FUXA
                                        -------------------------------------
                                            Edward C. Fuxa
                                            Principal Accounting Officer
                                            and Controller

                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                               INDEX TO EXHIBITS

Exhibit
Number          Description
-------         -----------------
10.26a          Amendment to Credit Facility Letter Agreement & Interim
                Promissory Note with Wells Fargo Bank Nebraska, N.A.

10.34           Advice of Borrowing Terms for ACI Worldwide (EMEA) Ltd.