Form 10-Q
period 2001-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2001-05-15
CIK 935036

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

                 For the quarterly period ended March 31, 2001

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

                                 Yes _x_ No ___


     The number of shares of the issuer's Class A Common Stock, par value $.005 per share, outstanding as of May 10, 2001 was 36,619,293 (including 1,081,570 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the issuer's Class A Common Stock and 48,430 options to purchase shares of the issuer's Class A Common Stock at an exercise price of one cent per share issued to MessagingDirect Ltd. shareholders).

================================================================================



                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                         PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000...................      3
              Condensed Consolidated Statements of Income for the three and six months ended March 31, 2001 and
              2000................................................................................................      4
              Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000....      5
              Notes to Condensed Consolidated Financial Statements................................................      6
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............     11
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................     16

                           PART II - OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds...........................................................     17
    Item 4.   Submission of Matters to a Vote of Security Holders.................................................     18
    Item 6.   Exhibits and Reports on Form 8-K....................................................................     18
    Signature.....................................................................................................     18

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                                       March 31,            September 30,
                                                                                         2001                   2000
                                                                                    --------------         --------------

                                     ASSETS

   Current assets:
      Cash and cash equivalents                                                      $    20,749            $    23,400
      Marketable securities                                                                2,698                  8,106
      Billed receivables, net of allowances of $7,974 and $5,941, respectively            60,905                 63,556
      Accrued receivables                                                                 56,639                 51,659
      Prepaid income taxes                                                                 5,586                  2,710
      Deferred income taxes                                                               17,258                 11,208
      Other                                                                               10,958                 13,134
                                                                                     ------------           ------------

          Total current assets                                                           174,793                173,773

   Property and equipment, net                                                            17,303                 19,614
   Software, net                                                                          35,130                 26,757
   Intangible assets, net                                                                 95,571                 65,254
   Long-term accrued receivables                                                          27,615                 27,018
   Investments and notes receivable                                                        2,235                  6,146
   Note receivable from executive officer                                                  3,000                  2,000
   Deferred income taxes                                                                   2,614                  2,958
   Other                                                                                   7,104                  6,632
                                                                                     ------------           ------------

          Total assets                                                               $   365,365            $   330,152
                                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                                              $    22,612            $    18,396
      Accounts payable                                                                    10,898                 16,023
      Accrued employee compensation                                                        7,500                  7,472
      Accrued liabilities                                                                 22,791                 20,003
      Deferred revenue                                                                    45,162                 43,373
                                                                                     ------------           ------------

          Total current liabilities                                                      108,963                105,267

   Long-term debt                                                                            447                    532
   Long-term deferred revenue                                                             13,907                 13,993
   Other                                                                                     987                      -
                                                                                     ------------           ------------

          Total liabilities                                                              124,304                119,792
                                                                                     ------------           ------------

   Stockholders' equity:
      Class A Common Stock                                                                   183                    165
      Additional paid-in capital                                                         221,512                170,946
      Retained earnings                                                                   67,078                 85,033
      Treasury stock, at cost                                                            (35,258)               (35,258)
      Accumulated other comprehensive income                                             (12,454)               (10,526)
                                                                                     ------------           ------------

          Total stockholders' equity                                                     241,061                210,360
                                                                                     ------------           ------------

          Total liabilities and stockholders' equity                                 $   365,365            $   330,152
                                                                                     ============           ============


   See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)

                                                         Three Months Ended March 31,           Six Months Ended March 31,
                                                      ---------------------------------     ----------------------------------
                                                           2001               2000               2001                2000
                                                      --------------     --------------     ---------------     --------------

   Revenues:
      Software license fees                            $    45,159        $    46,508         $    87,626        $    81,761
      Maintenance fees                                      17,420             17,204              33,385             33,889
      Services                                              13,913             11,677              30,117             26,856
                                                       ------------       ------------        ------------       ------------

          Total revenues                                    76,492             75,389             151,128            142,506

   Expenses:
      Cost of software license fees                         11,233             11,084              22,824             21,909
      Cost of maintenance and services                      18,011             17,264              36,722             34,056
      Research and development                              10,722              9,968              20,791             18,428
      Selling and marketing                                 18,247             18,204              37,942             35,765
      General and administrative                            16,050             15,159              32,177             29,797
      Amortization of goodwill and
        purchased intangibles                                3,413              1,758               5,780              3,935
                                                       ------------       ------------        ------------       ------------

          Total expenses                                    77,676             73,437             156,236            143,890
                                                       ------------       ------------        ------------       ------------

   Operating income (loss)                                  (1,184)             1,952              (5,108)            (1,384)
                                                       ------------       ------------        ------------       ------------

   Other income (expense):
      Interest income                                          716                717               1,540              1,664
      Interest expense                                        (749)               (72)             (1,368)              (135)
      Other                                                   (988)               (51)               (715)               132
      Non-recurring items                                        -                  -             (14,311)                 -
                                                       ------------       ------------        ------------       ------------

          Total other income (expense)                      (1,021)               594             (14,854)             1,661
                                                       ------------       ------------        ------------       ------------

   Income (loss) before income taxes                        (2,205)             2,546             (19,962)               277
   Income tax benefit (provision)                           (1,399)              (995)              2,006               (109)
                                                       ------------       ------------        ------------       ------------

   Net income (loss)                                   $    (3,604)       $     1,551         $   (17,956)       $       168
                                                       ============       ============        ============       ============


   Earnings per share information:

      Weighted average shares outstanding:
          Basic                                             34,556             31,707              33,105             31,873
                                                       ============       ============        ============       ============

          Diluted                                           34,556             32,172              33,105             32,364
                                                       ============       ============        ============       ============

      Earnings per share:
          Basic                                        $     (0.10)       $      0.05         $     (0.54)       $      0.01
                                                       ============       ============        ============       ============

          Diluted                                      $     (0.10)       $      0.05         $     (0.54)       $      0.01
                                                       ============       ============        ============       ============

   See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                         Six Months Ended March 31,
                                                                                   --------------------------------------
                                                                                        2001                    2000
                                                                                   --------------         ---------------

   Cash flows from operating activities:
      Net income (loss)                                                             $   (17,956)            $       168
      Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
         Depreciation                                                                     4,132                   4,079
         Amortization                                                                    13,142                  10,026
         Non-recurring items                                                             14,311                       -
         Changes in operating assets and liabilities:
            Billed and accrued receivables                                               (1,406)                 (1,083)
            Other current and noncurrent assets                                          (8,517)                (12,130)
            Accounts payable                                                             (6,279)                  2,356
            Deferred revenue                                                                909                   1,593
            Other current liabilities                                                        663                 (11,422)
                                                                                    ------------            ------------

               Net cash used in operating activities                                     (1,001)                 (6,413)
                                                                                    ------------            ------------

   Cash flows from investing activities:
      Purchases of property and equipment                                                (1,539)                 (3,368)
      Additions to software                                                              (3,636)                 (5,670)
      Acquisition of business, net of cash received                                         587                  (3,053)
      Additions to investments and notes receivable                                        (420)                 (1,081)
      Note receivable from executive officer                                             (1,000)                      -
                                                                                    ------------            ------------

               Net cash used in investing activities                                     (6,008)                (13,172)
                                                                                    ------------            ------------

   Cash flows from financing activities:
      Proceeds from issuance of Class A Common Stock                                        811                     931
      Proceeds from exercise of stock options                                               152                   1,661
      Purchases of Class A Common Stock                                                       -                 (13,343)
      Net borrowings on lines of credit                                                   3,313                       -
      Payments of long-term debt                                                            436                      77
                                                                                    ------------            ------------

               Net cash provided by (used in) financing activities                        4,712                 (10,674)
                                                                                    ------------            ------------

   Effect of exchange rate fluctuations on cash                                            (354)                    578
                                                                                    ------------            ------------

   Decrease in cash and cash equivalents                                                 (2,651)                (29,681)

   Cash and cash equivalents, beginning of period                                        23,400                  70,482
                                                                                    ------------            ------------

   Cash and cash equivalents, end of period                                         $    20,749             $    40,801
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

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at March 31, 2001, and for the three and six months ended March 31, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2001.

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

     The Company has concluded that for certain software arrangements where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs." The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized during the three months ended March 31, 2001 and 2000 totaled approximately $2.8 million and $5.4 million, respectively. The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized during the six months ended March 31, 2001 and 2000 totaled approximately $11.9 million and $10.5 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 9.50% to 11.00% during the six months ended March 31, 2001, and from 10.25% to 11.00% during the six months ended March 31, 2000. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

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

4.   Acquisition

     In January 2001, the Company acquired all of the outstanding securities of MessagingDirect Ltd. ("MDL"). MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. Shareholders of MDL received 3,357,351 shares of Class A Common Stock (or Exchangeable Shares of TSA Exchangeco Limited which can be converted on a one-for-one basis for shares of TSA Class A Common Stock or options to purchase shares of TSA Class A Common Stock) with a fair market value at the time of purchase of approximately $49.5 million. The share exchange was accounted for using the purchase method of accounting. An independent valuation of MDL was performed and used as an aid in determining the fair market value of each identifiable intangible asset. Accordingly, the excess purchase price over the estimated fair value of each identifiable tangible and intangible asset acquired was allocated to goodwill, which is being amortized using the straight-line method over five years. Preliminarily, approximately $38.3 million of the purchase price was allocated to goodwill and $11.8 million to software.

5.   Common Stock and Earnings Per Share

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

     For the three and six months ended March 31, 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss in both periods. If the Company had reflected net income for the three and six months ended March 31, 2001, weighted average shares from stock options of 3,867,881 and 3,869,482, respectively, would have been excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares. The differences between the basic and diluted EPS denominators for the three and six months ended March 31, 2000, which amounted to approximately 465,000 and 491,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. For the three and six months ended March 31, 2000, weighted average shares from stock options of 1,366,291 and 1,349,679, respectively, have been excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

     Exchangeable Shares and options received by shareholders of MDL (see Note
4) that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the March 31, 2001 condensed consolidated balance sheet, and are included in common shares outstanding for EPS computations for the three and six months ended March 31, 2001.

6.   Comprehensive Income

     The Company's components of other comprehensive income were as follows (in thousands):


                                                                  Three Months Ended December 31,   Six Months Ended March 31,
                                                                  ------------------------------  ------------------------------
                                                                       2001            2000            2001            2000
                                                                  --------------  --------------  --------------  --------------
 Net income (loss)                                                 $     (3,604)   $      1,551    $    (17,956)   $        168
 Other comprehensive income (loss):
   Foreign currency translation adjustments                              (5,112)            111          (4,573)         (1,012)
   Unrealized investment holding gain, net of reclassification
     adjustment of $8,052 in the six months ended March 31, 2001            842           6,080           2,645          10,767
                                                                  --------------  --------------  --------------  --------------
 Comprehensive income (loss)                                       $     (7,874)   $      7,742    $    (19,884)   $      9,923
                                                                  ==============  ==============  ==============  ==============

     The Company's components of accumulated other comprehensive income at each balance sheet date were as follows (in thousands):

                                                                                      Foreign       Unrealized      Accumulated
                                                                                     Currency       Investment         Other
                                                                                    Translation       Holding      Comprehensive
                                                                                    Adjustments     Gain (Loss)        Loss
                                                                                   --------------  -------------  --------------

 Balance, September 30, 2000                                                        $     (4,723)   $    (5,803)   $    (10,526)
 Fiscal 2001 year-to-date activity                                                        (4,573)        (5,407)         (9,980)
 Reclassification adjustment for loss included
   in net income (loss)                                                                        -          8,052           8,052
                                                                                   --------------  -------------  --------------
 Balance, March 31, 2001                                                            $     (9,296)   $    (3,158)   $    (12,454)
                                                                                   ==============  =============  ==============


7.   Line-of-Credit Facilities

     As of March 31, 2001, the Company has a $25.0 million bank line-of-credit with a large United States bank. This line is secured by certain trade receivables of TSA. Among other restrictions, the Company must maintain a minimum accounts receivable balance, minimum tangible net worth and minimum working capital levels at each reporting date. As of March 31, 2001, these minimum amounts to be maintained were $35.0 million of billed receivables less than 90 days past due, $147.0 million of tangible net worth and $50.0 million of working capital. After obtaining a waiver from the U.S. bank due to non-compliance with the minimum tangible net worth covenant, the Company is in compliance with all debt covenants as of March 31, 2001. The Company also has a line-of-credit with a large foreign bank in the amount of 3.0 million British Pounds, which translates to approximately $4.2 million. The foreign line requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd.

     Interest on the U.S. line-of-credit accrues at an annual rate equal to either the bank's "base rate" less .75% or the LIBOR rate plus 1.75% and is payable at the end of each month. Interest on the foreign line-of-credit accrues at an annual rate of 1% above the bank's "base rate." During the three and six months ended March 31, 2001, the Company recorded interest expense of $0.5 million and $1.0 million, respectively, related to the two line-of-credit facilities. The carrying amounts of the Company's line-of-credit facilities approximate fair value due to their variable interest rates. Current borrowings outstanding as of March 31, 2001 totaled approximately $21.2 million. The foreign bank line-of-credit expires on August 9, 2001. Subsequent to March 31, 2001, the U.S. bank reduced the amount of the line-of-credit from $25.0 million to $15.0 million and extended the line-of-credit expiration date from May 31, 2001 to June 30, 2001.

8.   Segment Information

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

     The Company plans to direct the majority of its focus on the Consumer e-Payments and Electronic Business Infrastructure business units. The Company recently discontinued pursuing strategic alternatives for the Electronic Business Infrastructure business unit since the value of the products and services it offers exceeds current technology company market valuations. The Company is considering various alternatives for the Corporate Banking e-Payments and Health Payments Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings.

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

     No single customer accounted for more than 10% of the Company's consolidated revenue during the three and six months ended March 31, 2001 and 2000. The following are revenues and operating income (loss) for the Company's business unit segments for the three and six months ended March 31, 2001 and 2000 (in thousands):


                                                       Three Months Ended March 31,                Six Months Ended March 31,
                                                   ------------------------------------       ------------------------------------
                                                         2001                2000                   2001                2000
                                                   ----------------    ----------------       ----------------    ----------------

Revenues:
      Consumer e-Payments                           $       56,776      $       53,629         $      114,328      $      101,345
      Electronic Business Infrastructure                    10,860              11,290                 20,144              22,166
      Corporate Banking e-Payments                           7,650               9,609                 14,258              17,250
      Health Payment Systems                                 1,206                 861                  2,398               1,745
                                                   ----------------    ----------------       ----------------    ----------------
                                                    $       76,492      $       75,389         $      151,128      $      142,506
                                                   ================    ================       ================    ================


 Operating loss:
      Consumer e-Payments                           $        1,328      $       (1,617)        $        2,224      $       (6,069)
      Electronic Business Infrastructure                      (353)              2,428                 (1,110)              4,212
      Corporate Banking e-Payments                          (1,737)              1,206                 (4,634)                498
      Health Payment Systems                                  (422)                (65)                (1,588)                (25)
                                                   ----------------    ----------------       ----------------    ----------------
          Operating loss                            $       (1,184)     $        1,952         $       (5,108)     $       (1,384)
                                                   ================    ================       ================    ================

The Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa
("EMEA") and Asia/Pacific. The following are revenues and long-lived assets for these geographic regions (in thousands):


                                                       Three Months Ended March 31,                Six Months Ended March 31,
                                                   ------------------------------------       ------------------------------------
                                                         2001                2000                   2001                2000
                                                   ----------------    ----------------       ----------------    ----------------
 Revenues:
      United States                                 $       31,928      $       35,240         $       63,933      $       66,062
      Americas - other                                      11,256               8,310                 20,242              17,176
        Total Americas                                      43,184              43,550                 84,175              83,238
      EMEA                                                  24,793              24,584                 51,783              44,806
      Asia/Pacific                                           8,515               7,255                 15,170              14,462
                                                   ----------------    ----------------       ----------------    ----------------
                                                    $       76,492      $       75,389         $      151,128      $      142,506
                                                   ================    ================       ================    ================


                                                                                                  March 31,         September 30,
                                                                                                    2001                2000
                                                                                              ----------------    ----------------
 Long-lived assets:
      United States                                                                            $      100,638      $      107,925
      Americas - other                                                                                 25,645               5,337
        Total Americas                                                                                126,283             113,262
      EMEA                                                                                             32,916              11,659
      Asia/Pacific                                                                                      1,144               1,482
                                                                                              ----------------    ----------------

                                                                                               $      160,343      $      126,403
                                                                                              ================    ================


9.   Accounting Pronouncements Issued But Not Yet Effective

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is required to be in conformity with the provisions of SAB No. 101 no later than the fourth quarter of fiscal 2001. The Company is currently reviewing SAB No. 101 and has not determined the impact of its adoption on the Company's financial position or results of operations.

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

Business Segments

     The Company's products and services are organized into four business units
- Consumer e-Payments, Electronic Business Infrastructure, Corporate Banking e-Payments and Health Payment Systems. The Company plans to direct the majority of its focus on the Consumer e-Payments and Electronic Business Infrastructure business units. Products in the Consumer e-Payments business unit represent the Company's largest product line and include its most mature and well-established applications. Products and services offered by this business unit, except community banking products, are marketed and supported through ACI Worldwide Inc ("ACI"), a wholly-owned subsidiary of the Company. ACI sells and supports the products and services through three distribution networks: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network primarily has its own sales force and supplements this with reseller and/or distributor networks. The community banking products are marketed and supported by Regency Systems, Inc., a wholly-owned subsidiary of the Company. Products and services offered by the other three business units are marketed and supported primarily through their own sales and support organizations. The following table sets forth total revenues and operating income (loss) for the Company's four business unit segments for the periods indicated (in thousands):


                                                       Three Months Ended March 31,                Six Months Ended March 31,
                                                   ------------------------------------       ------------------------------------
                                                         2001                2000                   2001                2000
                                                   ----------------    ----------------       ----------------    ----------------

Revenues:
      Consumer e-Payments                           $       56,776      $       53,629         $      114,328      $      101,345
      Electronic Business Infrastructure                    10,860              11,290                 20,144              22,166
      Corporate Banking e-Payments                           7,650               9,609                 14,258              17,250
      Health Payment Systems                                 1,206                 861                  2,398               1,745
                                                   ----------------    ----------------       ----------------    ----------------
                                                    $       76,492      $       75,389         $      151,128      $      142,506
                                                   ================    ================       ================    ================


 Operating loss:
      Consumer e-Payments                           $        1,328      $       (1,617)        $        2,224      $       (6,069)
      Electronic Business Infrastructure                      (353)              2,428                 (1,110)              4,212
      Corporate Banking e-Payments                          (1,737)              1,206                 (4,634)                498
      Health Payment Systems                                  (422)                (65)                (1,588)                (25)
                                                   ----------------    ----------------       ----------------    ----------------
          Operating loss                            $       (1,184)     $        1,952         $       (5,108)     $       (1,384)
                                                   ================    ================       ================    ================



Backlog

     The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, at each balance sheet date (in thousands):

                                                            Recurring Revenue                         Non-recurring Revenue
                                                                 Backlog                                     Backlog
                                                   ------------------------------------       ------------------------------------
                                                       March 31,          Sept. 30,               March 31,           Sept. 30,
                                                         2001               2000                    2001                2000
                                                   ----------------    ----------------       ----------------    ----------------

 Consumer e-Payments                                $      95,800       $      101,100         $       37,100      $       39,100
 Electronic Business Infrastructure                        17,200               19,200                  3,800               2,100
 Corporate Banking e-Payments                              17,000               16,100                 12,500              12,900
 Health Payment Systems                                     1,700                2,800                  2,000               2,300
                                                   ----------------    ----------------       ----------------    ----------------
                                                    $     131,700      $       139,200         $       55,400      $       56,400
                                                   ================    ================       ================    ================

     The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year. The Company includes in its non-recurring revenue backlog all fees (other than recurring) specified in executed contracts to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

                                          Three Months Ended March 31,                     Six Months Ended March 31,
                                  ---------------------------------------------   ----------------------------------------------
                                          2001                   2000                     2001                     2000
                                  ---------------------  ----------------------   ----------------------   ---------------------
                                                % of                    % of                     % of                    % of
                                    Amount     Revenue     Amount      Revenue      Amount      Revenue      Amount     Revenue
                                  ---------   ---------  -----------  ---------   ----------   ---------   ----------  ---------

Revenues:
   ILFs and PUFs                   $ 30,422      39.8 %   $  26,918      35.7 %    $  50,521      33.4 %    $  42,322     29.7 %
   MLFs (other than
    Recognized-Up-Front MLFs)        11,974      15.6        14,187      18.8         25,218      16.7         28,907     20.3
   Recognized-Up-Front MLFs           2,763       3.6         5,403       7.2         11,887       7.9         10,532      7.4
                                   ---------    ------     ---------    ------     ----------    ------      ----------  ------
   Software license fees             45,159      59.0        46,508      61.7         87,626      58.0         81,761     57.4
   Maintenance fees                  17,420      22.8        17,204      22.8         33,385      22.1         33,889     23.8
   Services                          13,913      18.2        11,677      15.5         30,117      19.9         26,856     18.8
                                   ---------    ------     ---------    ------      ---------    ------      ----------  ------

     Total revenues                  76,492     100.0        75,389     100.0        151,128     100.0        142,506    100.0
                                   ---------    ------    ----------    ------      ----------   ------      ----------  ------

Expenses:
   Cost of software license fees     11,233      14.7        11,084      14.7         22,824      15.1         21,909     15.4
   Cost of maintenance and service   18,011      23.5        17,264      23.0         36,722      24.3         34,056     23.9
   Research and development          10,722      14.0         9,968      13.2         20,791      13.8         18,428     12.9
   Selling and marketing             18,247      23.8        18,204      24.1         37,942      25.1         35,765     25.1
   General and administrative        16,050      21.0        15,159      20.1         32,177      21.3         29,797     20.9
   Amortization of goodwill and
      purchased intangibles           3,413       4.5         1,758       2.3          5,780       3.8          3,935      2.8
                                   ---------    ------    ----------    ------     ----------    ------      ----------  ------

     Total expenses                  77,676     101.5        73,437      97.4        156,236     103.4        143,890    101.0
                                   ---------    ------    ----------    ------     ----------    ------      ----------  ------

Operating income (loss)              (1,184)     (1.5)        1,952       2.6         (5,108)     (3.4)        (1,384)    (1.0)
                                   ---------    ------    ----------    ------     ----------    ------      ----------  ------

Other income (expense):
   Interest income                      716       0.9           717       1.0          1,540       1.0          1,664      1.2
   Interest expense                    (749)     (1.0)          (72)     (0.1)        (1,368)     (0.9)          (135)    (0.1)
   Other                               (988)     (1.3)          (51)     (0.1)          (715)     (0.5)           132      0.1
   Non-recurring items                    -         -             -         -        (14,311)     (9.4)             -        -
                                   ---------    ------     ----------   ------     ----------    ------      ----------  ------

     Total other income (expense     (1,021)     (1.4)          594       0.8        (14,854)     (9.8)         1,661      1.2
                                   ---------    ------     ----------   ------     ----------    ------      ----------  ------

Income (loss) before income taxes    (2,205)     (2.9)        2,546       3.4        (19,962)    (13.2)           277      0.2
Income tax benefit (provision)       (1,399)     (1.8)         (995)     (1.3)         2,006       1.3           (109)    (0.1)
                                   ---------    ------     ----------   ------     ----------    ------      ----------  ------

Net income (loss)                  $ (3,604)     (4.7)%    $  1,551       2.1 %   $  (17,956)    (11.9)%     $    168      0.1 %
                                   =========    ======     ==========   ======     ==========    ======      ==========  ======

     Revenues. Total revenues for the second quarter of fiscal 2001 increased 1.5%, or $1.1 million, from the comparable period in fiscal 2000. Total revenues for the first six months of fiscal 2001 increased $8.6 million, or 6.1%, over the first six months of fiscal 2000. The three-month increase is the result of a $2.2 million, or 19.1%, increase in services revenue offset by a $1.3 million, or 2.9%, decrease in software license fees revenue. The six-month increase is the result of a $5.9 million, or 7.2%, increase in software license fees revenue and a $3.3 million, or 12.1%, increase in services revenue, offset by a $0.5 million, or 1.5%, decrease in maintenance fee revenue.

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

     The increase in ILF and PUF revenue for the second quarter and the first six months of fiscal 2001 is a result of an increased demand for the Company's Consumer e-Payments products, offset by a decrease in demand for the Company's Electronic Business Infrastructure ICE product and a decrease in revenue associated with a significant Corporate Banking e-Payment customer project. In addition, the Company changed its sales compensation plans in fiscal 2001 for its Consumer e-Payments sales force to emphasize PUF contracts for both customer renewals and new customers rather than emphasizing ILF/MLF contracts. This change resulted in an increase in PUF revenue and a decrease in MLF revenue for the second quarter and the first six months of fiscal 2001.

     Maintenance fee revenues decreased in the first quarter of fiscal 2001 due to a decrease in customer demand for the Company's enhanced maintenance support. During the second quarter of fiscal 2001, demand for the Company's enhanced maintenance support returned to normal levels.

     The growth in services revenue is the result of increased demand for technical and project management services, which is primarily the result of an increased installed base of the Company's Consumer e-Payments products.

     Expenses. Total operating expenses for the second quarter of fiscal 2001 increased $4.2 million, or 5.8%, over the comparable period of fiscal 2000. Total operating expenses for the first six months of fiscal 2001 increased $12.3 million, or 8.6%, over the first six months of fiscal 2000. Amortization of goodwill and purchased intangibles has increased between fiscal years related to the acquisitions of WorkPoint Systems, Inc. in April 2000, Hospital Health Plan Corporation in May 2000 and MessagingDirect Ltd. in January 2001. Other changes in operating expense line items are discussed below.

     Cost of software license fees for the second quarter of fiscal 2001 was comparable to the second quarter of fiscal 2000. For the six months ended March 31, 2001, cost of software license fees increased $0.9 million over the comparable period of fiscal 2000. This increase was due primarily to an increase in royalties owed to the owners of third-party products.

     Cost of maintenance and services for the second quarter of fiscal 2001 increased $0.7 million, or 4.3%, over the comparable period in fiscal 2000. For the six months ended March 31, 2001, cost of maintenance and services increased $2.7 million, or 7.8%, over the comparable period of fiscal 2000. These increases were the result of personnel-related expenses supporting maintenance fees and services revenues, which increased $2.7 million, or 4.5%, for the first six months of fiscal 2001 over the comparable period of fiscal 2000.

     Research and development ("R&D") costs for the second quarter of fiscal 2001 increased $0.8 million, or 7.6%, over the comparable period in fiscal 2000. For the six months ended March 31, 2000, R&D costs increased $2.4 million, or 12.8%, over the comparable period of fiscal 2000. R&D consists primarily of compensation and related costs for R&D employees and contractors. R&D costs as a percentage of total revenues for the three and six months ended March 31, 2001 were 14.0% and 13.8%, respectively, as compared to 13.2% and 12.9%, respectively, for comparable periods of fiscal 2000. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in the first six months of fiscal 2001 and 2000 totaled approximately $2.6 million and $4.1 million, respectively.

     Selling and marketing costs for the second quarter of fiscal 2001 was comparable to the second quarter of fiscal 2000. For the six months ended March 31, 2001, selling and marketing costs increased $2.2 million, or 6.1%, over the comparable period of fiscal 2000. The increase for the first six months of fiscal 2001 is due to an increase in sales personnel and marketing activities in each of the four business units.

     General and administrative costs for the second quarter of fiscal 2001 increased $0.9 million, or 5.9%, over the comparable period in fiscal 2000. For the six months ended March 31, 2001, general and administrative costs increased $2.4 million, or 8.0%, over the comparable period of fiscal 2000. The increase is attributable to an increase in bad debts expense and occupancy costs, offset by a decrease in personnel-related expenses. The decrease in personnel-related expenses is due to the consolidation of the Company's Consumer Banking, Electronic Commerce and Internet Banking operating units into the Consumer e-Payments business unit during the fourth quarter of fiscal 2000. During the quarter ending June 30, 2001, the Company will incur approximately $2.8 million as severance benefits to certain former executive officers in connection with their resignations.

     Other Income and Expenses. The increase in interest expense in fiscal 2001 is due to an increase in borrowings on the Company's line-of-credit facilities. Other expenses resulted primarily from foreign currency translation losses recognized by the Company.

     The Company continually evaluates the carrying value of its investment holdings and long-lived assets for evidence of impairment. During the first quarter of fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and a charge to earnings of $12.4 million for the declines in market value was required. The Company also expensed costs associated with the withdrawn IPO of Insession Technologies, Inc. totaling $1.9 million in the first quarter of fiscal 2001. These charges are reflected as non-recurring items under other expenses.

     Income Taxes. The effective tax rate for the first six months of fiscal 2001 was approximately 10% as compared to 41% for all of fiscal 2000. The effective tax rate for the first six months of fiscal 2001 was less than that of the comparable period for fiscal 2000 primarily due to non-deductible amortization expense associated with acquisitions accounted for as purchases and non-recognition of tax benefits for operating losses in certain foreign locations.

     As of March 31, 2001, the Company has deferred tax assets of $31.5 million and deferred tax liabilities of $2.6 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $19.9 million of the net deferred tax assets were more likely than not to be realized. Accordingly, the Company has a valuation allowance of $9.0 million as of March 31, 2001. The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be adjusted accordingly.

Liquidity and Capital Resources

     As of March 31, 2001, the Company's principal sources of liquidity consisted of $20.7 million in cash and cash equivalents, and available bank lines of credit totaling approximately $29.2 million, with outstanding borrowings of approximately $21.2 million. The bank lines are subject to maintenance of certain covenants.

     The Company's net cash flows used in operating activities for the first six months of fiscal 2001 amounted to $1.0 million as compared to $6.4 million used during the first six months of fiscal 2000. The growth of the Company's billed and accrued receivables during the first six months of fiscal 2001 and 2000 are the primary reasons for the negative operating cash flows in the first six months of fiscal 2001 and 2000.

     A contributor to the Company's cash management program is the factoring of accrued receivables, whereby an interest in Company receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first six months of fiscal 2001 and 2000, the Company generated operating cash flows from the factoring of accrued receivables of $8.5 million and $11.1 million, respectively. The Company has approximately $15 million of accrued receivables that may be sold in the future to third-party financial institutions under this program. The Company is actively pursuing the sale of a portion of these receivables as a means to generate cash, but there can be no assurance that the Company will be successful in its efforts to sell any of these receivables.

     The Company's net cash flows used in investing activities totaled $6.0 million and $13.2 million in the first six months of fiscal 2001 and 2000, respectively. The decrease in cash used in investing activities was due to a decrease in acquisition-related expenditures, and decreased purchases of software, property and equipment, offset by an additional advance during the first quarter of fiscal 2001 in the amount of $1.0 million to the Company's CEO as part of his employment and incentive compensation package. The acquisition of business amount in fiscal 2000 consists of the final payment of $3.1 million related to the acquisition of Insession Inc.

     The Company's net cash flows provided by financing activities was $4.7 million in the first six months of fiscal 2001 as compared to net cash flows used in financing activities of $10.7 million in the first six months of fiscal 2000. During the first six months of 2001, the Company had net borrowings on its bank line-of-credit facilities of $3.3 million. During the first six months of fiscal 2000, pursuant to a stock repurchase program approved by the Company's Board of Directors, the Company acquired 500,300 shares at an average cost of $26.67 per share, totaling approximately $13.3 million. The Company used cash flow from operations to fund the common stock repurchases.

     The Company is considering various alternatives for the Corporate Banking e-Payments and Health Payments Systems business units, including possible sales, spin-offs, strategic alliances, partnerships, third-party investors and initial public offerings. The Company recently discontinued pursuing strategic alternatives for the Electronic Business Infrastructure business unit since the value of the products and services it offers exceeds current technology company market valuations.

     The Company believes that its existing sources of liquidity, including cash provided by operating activities (which improved sequentially in the second quarter of fiscal 2001 over the first quarter of fiscal 2001 as a result of cost containment initiatives that have been implemented, accounts receivable improvements and an emphasis on PUF contracts) along with cash generated from its factoring program and borrowings available under its line-of-credit facilities, will satisfy the Company's projected working capital and other cash requirements for the foreseeable future. Any cash received upon successful divestiture of either of the business units described above would reduce the Company's reliance on borrowings under its line-of-credit facilities.

     In December 2000, the Company entered into an amendment to its primary line-of-credit facility increasing the aggregate commitment from $25.0 million to $30.0 million. The increased commitment expired on March 31, 2001. Consequently, as of March 31, 2001, the commitment under its primary line-of-credit facility returned to $25.0 million. In May 2001, the Company and its U.S. bank agreed to amend the Company's primary line-of-credit facility reducing the line-of-credit facility from $25.0 million to $15.0 million and extending the facility's maturity date from May 31, 2001 to June 30, 2001. The Company is currently negotiating with several financial institutions for a replacement line-of-credit. Although no assurances can be given, the Company believes a replacement line-of-credit of approximately $25.0 million will be in place prior to June 30, 2001.

Forward-Looking Statements

     The statements in this report regarding projected results are preliminary and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, this report contains other forward-looking statements including statements regarding the Company's or third parties' expectations, predictions, views, opportunities, plans, strategies, beliefs and statements of similar effect. The forward-looking statements in this report are subject to a variety of risks and uncertainties. Actual results could differ materially. Factors that could cause actual results to differ include but are not limited to the following:

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

     o The Year 2000 lock-down has interrupted the Company's normal sales cycle and therefore is likely to have a negative impact on the Company's revenues and net income for the remainder of fiscal 2001 and beyond. The Company also believes customer demand for system upgrades and enhancements will be slow to return to normal growth levels, as many of the Company's customers upgraded and enhanced their systems prior to the Year 2000. There can be no assurance that the Company's growth rates will return to historical levels.

     o The acquisition of MessagingDirect is subject to numerous risks, including the following: (i) MessagingDirect is in a highly competitive industry, (ii) MessagingDirect does not have a significant market presence, significant revenues, or widespread acceptance or prolonged use of its products, (iii) MessagingDirect has not been profitable, (iv) the electronic statement presentation and electronic bill presentment and payment markets may not achieve the predicted growth rates, (v) MessagingDirect's products, personnel, and operations may be difficult to combine with those of the Company, the products may not be accepted by the Company's customer base, and there will be significant integration costs of combining the businesses, and
          (vi) the acquisition will have a dilutive impact on earnings per share and amortization of intangible assets will have an adverse effect on earnings.

     o The Company is subject to risks of conducting international operations including difficulties in staffing and management, reliance on independent distributors, fluctuations in foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

     o The Company will continue to derive a majority of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on the Company's financial condition and results of operations.

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

     o The diversion of management's time and attention to the search for a new permanent CEO, and related transition issues, may temporarily dilute management's focus on the Company's day-to-day operations.

     For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the six months ended March 31, 2001. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) On January 11, 2001, TSA or its subsidiaries issued the securities listed below in exchange for all of the outstanding securities of MessagingDirect Ltd. ("MDL"), an Alberta, Canada company. The issuances were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The securities were issued pursuant to a plan of arrangement which was approved by the Court of Queen's Bench (Alberta), Canada after holding a hearing. The securities were issued pursuant to the plan of arrangement to the then securityholders of MDL (or with respect to the share of TSA Special Voting preferred stock discussed below, to a trustee for the benefit of certain of such securityholders). The court's order approving the plan of arrangement stated that the court was satisfied that the terms and conditions of the plan of arrangement were fair and reasonable to the MDL securityholders, both procedurally and substantively. The court was advised before the hearing that its approval would constitute the basis for a claim to the Section 3(a)(10) exemption. MDL securityholders were given notice of the hearing and the right to appear.

     o    1,778,429 shares of TSA Class A Common Stock.

     o 1,410,942 shares of Exchangeable Shares of TSA Exchangeco Limited, a Nova Scotia subsidiary of TSA. The Exchangeable Shares can be exchanged on a one-for-one basis into shares of TSA's Class A Common Stock. The holders of Exchangeable Shares have rights to direct the voting of the share of TSA Special Preferred Stock described below.

     o One share of TSA Special Preferred Voting Stock. This share was issued to Wells Fargo Bank Minnesota, National Association, as Trustee of the trust created for the benefit of holders of the Exchangeable Shares, to be held of record by the Trustee for and on behalf of, and for the use and benefit of, the holders of the Exchangeable Shares. The Special Preferred Voting Stock entitles the Trustee to cast the number of votes equal to the number of Exchangeable Shares outstanding, voting as a single class with the Class A Common Stock. Each holder of Exchangeable Shares is entitled to instruct the Trustee on how to vote with respect to such holder's Exchangeable Shares.

     o Options to purchase 167,980 shares of TSA Class A Common Stock. These options were issued to holders of MessagingDirect Ltd. employee stock options to replace those options. The replacement options have an exercise price of one cent per share of TSA Class A Common Stock because, pursuant to the terms of the acquisition, the number of shares covered by the options was reduced by a formula intended to replicate a cashless exercise.

     On January 11, 2001, TSA Exchangeco Limited issued 600,000 shares of nonvoting, Canadian dollar denominated preferred stock with a 7% per annum dividend rate, to another TSA subsidiary which in turn sold them to ten TSA management level employees who are not executive officers and who each purchased 60,000 of the shares. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act. The securities were offered only to these ten employees, the employees agreed to resale restrictions, and the certificates representing the securities were legended. The purchase price for the preferred shares was $1,490,000 Canadian dollars, which equated to one million U.S. dollars on the date of issuance. The preferred shares are exchangeable by the holders for TSA Class A Common Shares after two years from the date of issuance of the preferred shares or earlier upon a change of control of TSA. Subject to adjustments, the number of TSA Class A Common Stock shares issuable upon exchange of a preferred share (the "Ratio") is equal to the quotient of the purchase price of the preferred stock (plus any accrued and unpaid dividends) and 115% of the Canadian dollar equivalent of the average market price for TSA Class A Common Stock for the 20-day trading period ended prior to the date of issuance of the preferred shares as determined in the manner set out in the preferred share provisions. As of the date of issuance of the preferred shares and subject to adjustments, the total number of TSA Class A Common Stock shares that would be issuable upon exchange of all of the preferred shares was 67,679. TSA Exchangeco Limited or other TSA subsidiaries may elect to redeem the preferred shares after two years from the date of their issuance, or earlier upon a change of control of TSA or termination of employment of the holder, for TSA Class A Common Stock with a market value (as determined based on an average market price) at the time of redemption equal to the greater of (i) the purchase price (plus any accrued and unpaid dividends) or (ii) the fair market value of the preferred shares. If there is no agreement on the fair market value, then it will be determined pursuant to the preferred share provisions which provide, in general, that it will equal the number of TSA shares determined pursuant to the Ratio plus the then present value of any unpaid dividends payable with respect to periods after the early redemption through the mandatory redemption date. If the preferred shares have not been earlier exchanged or redeemed, then they are to be mandatorily redeemed for cash equal to the purchase price plus any accrued but unpaid dividends on the fifth anniversary date of their issuance.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on February 20, 2001. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

     1.   Election of directors to hold office until the next Annual  Meeting of
          Stockholders:

                Nominee                    For             Withheld

                William E. Fisher          27,268,567      1,393,620

                Charles E. Noell, III      27,199,864      1,462,323

                Jim D. Kever               27,200,629      1,461,558

                Larry G. Fendley           27,304,888      1,357,299

                Roger K. Alexander         27,306,779      1,355,408

                Gregory J. Duman           27,201,638      1,460,549

     2. Proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares for which options may be granted under the plan:

                For:  20,254,528    Against:  8,111,395      Abstain:  296,264

     3. Proposal to amend the Company's 1999 Employee Stock Purchase Plan to increase the number of shares which may be sold under the plan:

                For:  28,083,063    Against:    290,599      Abstain:  288,525

     4. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors:

                For:  28,563,100    Against:     66,475      Abstain:   32,612


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

2.12 Combination Agreement, dated as of October 24, 2000, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company, TSA Exchangeco Limited and MessagingDirect Ltd.
2.13   Plan of Arrangement under Section 186 of the Business Corporations
       Act (Alberta)
2.14 Voting and Exchange Trust Agreement, dated as of January 11, 2001, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company, TSA Exchangeco Limited and Wells Fargo Bank Minnesota, National Association
2.15 Support Agreement, dated as of January 11, 2001, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company and TSA Exchangeco Limited

(b)  Reports on Form 8-K:

       None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSACTION SYSTEMS ARCHITECTS, INC.
                                     (Registrant)

Dated: May 15, 2001                  By: /s/ EDWARD C. FUXA
                                     ----------------------------------------
                                            Edward C. Fuxa
                                     Principal Accounting Officer and Controller