Form 10-Q
period 2001-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2001-08-14
CIK 935036

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
                               -------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-25346

                               -------------------


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


                               -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes_x_   No ___


     The number of shares of the issuer's Class A Common Stock, par value $.005 per share, outstanding as of August 10, 2001 was 36,680,831 (including 654,434 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the issuer's Class A Common Stock and 23,004 options to purchase shares of the issuer's Class A Common Stock at an exercise price of one cent per share issued to MessagingDirect Ltd. shareholders).

================================================================================


                                TABLE OF CONTENTS


                                                                                                                  Page
                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000....................      3
          Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2001 and
          2000................................................................................................      4
          Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000....      5
          Notes to Condensed Consolidated Financial Statements................................................      6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............     12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................     17

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................................     18
Signature.....................................................................................................     18


                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (unaudited and in thousands)

                                                                                    June 30,             September 30,
                                                                                      2001                   2000
                                                                                 --------------         --------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                      $    28,101            $    23,400
   Marketable securities                                                                4,114                  8,106
   Billed receivables, net of allowances of $9,519 and $5,941, respectively            48,843                 63,556
   Accrued receivables                                                                 46,919                 51,659
   Prepaid income taxes                                                                 8,079                  2,710
   Deferred income taxes                                                               21,344                 11,208
   Other                                                                               11,180                 13,134
                                                                                  ------------           ------------

       Total current assets                                                           168,580                173,773

Property and equipment, net                                                            15,471                 19,614
Software, net                                                                          31,382                 26,757
Intangible assets, net                                                                 86,084                 65,254
Long-term accrued receivables                                                          29,174                 27,018
Investments and notes receivable                                                        1,309                  6,146
Deferred income taxes                                                                   3,631                  2,958
Other                                                                                   5,721                  8,632
                                                                                  ------------           ------------

       Total assets                                                               $   341,352            $   330,152
                                                                                  ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                              $    16,699            $    18,396
   Accounts payable                                                                    13,045                 16,023
   Accrued employee compensation                                                        8,542                  7,472
   Accrued liabilities                                                                 24,685                 20,003
   Deferred revenue                                                                    42,747                 43,373
                                                                                  ------------           ------------

       Total current liabilities                                                      105,718                105,267

Long-term debt                                                                            392                    532
Long-term deferred revenue                                                             11,394                 13,993
Other                                                                                   1,083                      -
                                                                                  ------------           ------------

       Total liabilities                                                              118,587                119,792
                                                                                  ------------           ------------

Stockholders' equity:
   Class A Common Stock                                                                   183                    165
   Additional paid-in capital                                                         221,989                170,946
   Retained earnings                                                                   45,563                 85,033
   Treasury stock, at cost                                                            (35,258)               (35,258)
   Accumulated other comprehensive income                                              (9,712)               (10,526)
                                                                                  ------------           ------------

       Total stockholders' equity                                                     222,765                210,360
                                                                                  ------------           ------------

       Total liabilities and stockholders' equity                                 $   341,352            $   330,152
                                                                                  ============           ============


See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per share amounts)

                                                      Three Months Ended June 30,            Nine Months Ended June 30,
                                                   ---------------------------------     ----------------------------------
                                                        2001               2000                2001               2000
                                                   --------------     --------------     ---------------     --------------
Revenues:
   Software license fees                            $    41,716        $    46,498         $   129,342        $   128,259
   Maintenance fees                                      18,387             17,340              51,772             51,229
   Services                                              13,568             15,064              43,685             41,920
                                                    ------------       ------------        ------------       ------------

       Total revenues                                    73,671             78,902             224,799            221,408
                                                    ------------       ------------        ------------       ------------

Expenses:
   Cost of software license fees                         10,723             11,851              33,547             33,760
   Cost of maintenance and services                      20,311             17,952              57,033             52,008
   Research and development                              10,854             10,125              31,645             28,553
   Selling and marketing                                 20,483             18,837              58,425             54,602
   General and administrative                            26,513             16,185              58,690             45,982
   Amortization of goodwill and
     purchased intangibles                                4,293              2,035              10,073              5,970
                                                    ------------       ------------        ------------       ------------

       Total expenses                                    93,177             76,985             249,413            220,875
                                                    ------------       ------------        ------------       ------------

Operating income (loss)                                 (19,506)             1,917             (24,614)               533
                                                    ------------       ------------        ------------       ------------

Other income (expense):
   Interest income                                        1,725                985               3,265              2,649
   Interest expense                                        (349)              (178)             (1,717)              (313)
   Other                                                   (914)            (1,065)             (1,629)              (933)
   Non-recurring items                                   (7,406)                 -             (21,717)                 -
                                                    ------------       ------------        ------------       ------------

       Total other income (expense)                      (6,944)              (258)            (21,798)             1,403
                                                    ------------       ------------        ------------       ------------

Income (loss) before income taxes                       (26,450)             1,659             (46,412)             1,936
Income tax benefit (provision)                            4,935               (644)              6,941               (753)
                                                    ------------       ------------        ------------       ------------

Net income (loss)                                   $   (21,515)       $     1,015         $   (39,471)       $     1,183
                                                    ============       ============        ============       ============


Earnings per share information:

   Weighted average shares outstanding:
       Basic                                             35,086             31,621              33,765             31,789
                                                    ============       ============        ============       ============

       Diluted                                           35,086             31,875              33,765             32,201
                                                    ============       ============        ============       ============

   Earnings per share:
       Basic                                        $     (0.61)       $      0.03         $     (1.17)       $      0.04
                                                    ============       ============        ============       ============

       Diluted                                      $     (0.61)       $      0.03         $     (1.17)       $      0.04
                                                    ============       ============        ============       ============


See notes to condensed consolidated financial statements.

                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                      Nine Months Ended June 30,
                                                                                --------------------------------------
                                                                                     2001                    2000
                                                                                --------------         ---------------
Cash flows from operating activities:
   Net income (loss)                                                             $   (39,471)            $     1,183
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
      Depreciation                                                                     6,066                   6,438
      Amortization                                                                    22,169                  15,301
      Non-recurring items                                                             21,717                       -
      Changes in operating assets and liabilities:
         Billed and accrued receivables                                               18,817                 (11,297)
         Other current and noncurrent assets                                         (11,280)                (19,190)
         Accounts payable                                                             (4,132)                  7,929
         Deferred revenue                                                             (4,019)                  3,219
         Other current liabilities                                                     4,319                 (11,892)
                                                                                 ------------            ------------

            Net cash provided by (used in) operating activities                       14,186                  (8,309)
                                                                                 ------------            ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                (2,461)                 (4,926)
   Additions to software                                                              (4,405)                 (8,295)
   Acquisition of businesses, net of cash received                                       255                  (7,959)
   Additions to investments and notes receivable                                        (772)                 (4,222)
   Note receivable from executive officer                                             (1,000)                      -
                                                                                 ------------            ------------

            Net cash used in investing activities                                     (8,383)                (25,402)
                                                                                 ------------            ------------

Cash flows from financing activities:
   Proceeds from issuance of Class A Common Stock                                      1,140                   1,406
   Proceeds from exercise of stock options                                               223                   2,005
   Purchases of Class A Common Stock                                                       -                 (21,008)
   Net borrowings on lines of credit                                                  (2,925)                 10,000
   Payments of long-term debt                                                            706                    (495)
                                                                                 ------------            ------------

            Net cash used in financing activities                                       (856)                 (8,092)
                                                                                 ------------            ------------

Effect of exchange rate fluctuations on cash                                            (246)                    822
                                                                                 ------------            ------------

Increase (decrease) in cash and cash equivalents                                       4,701                 (40,981)

Cash and cash equivalents, beginning of period                                        23,400                  70,482
                                                                                 ------------            ------------

Cash and cash equivalents, end of period                                         $    28,101             $    29,501
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

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at June 30, 2001, and for the three and nine months ended June 30, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2001.

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

     The Company has concluded that for certain software arrangements where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs." The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized during the three months ended June 30, 2001 and 2000 totaled approximately $6.4 million and $11.2 million, respectively. The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized during the nine months ended June 30, 2001 and 2000 totaled approximately $18.3 million and $21.7 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 9.25% to 11.00% during the nine months ended June 30, 2001, and from 10.25% to 11.00% during the nine months ended June 30, 2000. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

3.   Corporate Restructuring and Other Charges

     During the third quarter of fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices. The Company also made executive management changes and transferred its 70% ownership in Hospital Health Plan Corporation ("HHPC") to the minority shareholder. These actions resulted in a charge of $21.8 million reflected in the accompanying statements of income for the three and nine months ended June 30, 2001. The allocation of this amount is as follows: $2.9 million in cost of maintenance and services, $0.3 million in research and development, $0.3 million in selling and marketing, $11.1 million in general and administrative, and $7.4 million as a non-recurring item, offset by $0.2 million in interest income. Charges associated with the corporate restructuring and included in operating expenses were as follows (in thousands):

      Asset impairments............................................. $3,125
      Lease obligations.............................................. 1,738
      Termination benefits........................................... 4,768
      Other restructuring charges.................................... 4,935
                                                                   --------
                                                                    $14,566
                                                                   ========

     Asset impairments relate to the write-off of property and equipment in vacated office facilities and other-than-temporary declines in the fair value of certain notes receivables. Lease obligations relate to vacated corporate office facilities. Where possible, the Company is actively seeking third parties to purchase abandoned property and equipment or sub-lease vacated office facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party purchases or sub-leases. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the operational restructuring and the partial forgiveness of a note receivable from an executive officer. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring charges include settlement costs and allowance provisions for customers under related contractual obligations. At June 30, 2001, the accrued liability associated with the restructuring and other charges described above consisted of $0.9 million in lease obligations, $2.5 million in termination benefits and $1.2 million in other restructuring charges.

     The Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $7.4 million, related to the Company's carrying value in HHPC, in the three months ended June 30, 2001.

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

     For the three and nine months ended June 30, 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss in both periods. If the Company had reflected net income for the three and nine months ended June 30, 2001, weighted average shares from stock options of 3,739,083 and 3,786,830, respectively, would have been excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares. The differences between the basic and diluted EPS denominators for the three and nine months ended June 30, 2000, which amounted to approximately 254,000 and 412,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. For the three and nine months ended June 30, 2000, weighted average shares from stock options of 3,668,875 and 2,064,457, respectively, have been excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

     Exchangeable Shares and options received by shareholders of MDL (see Note
4) that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the June 30, 2001 condensed consolidated balance sheet, and are included in common shares outstanding for EPS computations for the three and nine months ended June 30, 2001.

6.   Comprehensive Income

     The Company's components of other comprehensive income were as follows (in thousands):

                                                                    Three Months Ended June 30,       Nine Months Ended June 30,
                                                                  ------------------------------    ------------------------------
                                                                      2001             2000             2001              2000
                                                                  -------------    -------------    -------------    -------------

Net income (loss)                                                 $  (21,515)      $    1,015       $  (39,471)      $    1,183
Other comprehensive income (loss):
  Foreign currency translation adjustments                             1,327           (7,072)          (3,246)           3,695
  Unrealized investment holding gain, net of reclassification
    adjustment of $8,052 in the nine months ended June 30, 2001        1,415           (1,038)           4,060           (2,050)
                                                                  -----------      -----------      -----------      -----------
Comprehensive income (loss)                                       $  (18,773)      $   (7,095)      $  (38,657)      $    2,828
                                                                  ===========      ===========      ===========      ===========


    The Company's components of accumulated other comprehensive income at each balance sheet date were as follows (in thousands):

                                                                            Foreign              Unrealized          Accumulated
                                                                            Currency             Investment             Other
                                                                           Translation             Holding          Comprehensive
                                                                           Adjustments           Gain (Loss)             Loss
                                                                        -----------------     ----------------     --------------

Balance, September 30, 2000                                             $        (4,723)      $       (5,803)      $     (10,526)
Fiscal 2001 year-to-date activity                                                (3,246)              (3,992)             (7,238)
Reclassification adjustment for loss included in net income (loss)                    -                8,052               8,052
                                                                        -----------------     ----------------     --------------
Balance, June 30, 2001                                                  $        (7,969)      $       (1,743)      $      (9,712)
                                                                        =================     ================     ==============

7.   Line-of-Credit Facilities

     As of June 30, 2001, the Company has a $25.0 million bank line-of-credit with a large United States bank secured by certain trade receivables of TSA. The line-of-credit agreement provides that the Company must satisfy certain specified EBITDAR, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company is in compliance with all debt covenants as of June 30, 2001. The Company also has a line-of-credit with a large foreign bank in the amount of 3.0 million British Pounds, which translates to approximately $4.2 million. The foreign line requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd.

     Interest on the U.S. line-of-credit accrues at an annual rate equal to either the bank's prime rate less .25% or the LIBOR rate plus 1.75% and is payable monthly. Interest on the foreign line-of-credit accrues at an annual rate of 1% above the bank's "base rate." During the three and nine months ended June 30, 2001, the Company recorded interest expense of $0.3 million and $1.3 million, respectively, related to its line-of-credit facilities. The carrying amounts of the Company's line-of-credit facilities approximate fair value due to their variable interest rates. Current borrowings outstanding as of June 30, 2001 totaled approximately $15.0 million. The U.S. line-of-credit expires in June 2002 and the foreign bank line-of-credit expires in August 2002.

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

     No single customer accounted for more than 10% of the Company's consolidated revenue during the three and nine months ended June 30, 2001 and 2000. The following are revenues and operating income (loss) for the Company's business unit segments for the three and nine months ended June 30, 2001 and 2000 (in thousands):

                                                             Three Months Ended                        Nine Months Ended
                                                                   June 30,                                June 30,
                                                    -------------------------------------     -------------------------------------
                                                          2001                 2000                 2001               2000
                                                    ----------------     ----------------     ----------------     ----------------

Revenues:
   Consumer e-Payments                               $       53,205       $       58,399       $      167,533       $      160,062
   Electronic Business Infrastructure                        10,557               10,421               30,701               32,268
   Corporate Banking e-Payments                               8,855                9,114               23,113               26,364
   Health Payment Systems                                     1,054                  968                3,452                2,714
                                                    ----------------     ----------------     ----------------     ----------------
                                                     $       73,671       $       78,902       $      224,799       $      221,408
                                                    ================     ================     ================     ================


Operating loss:
   Consumer e-Payments                               $      (17,443)      $        1,366       $      (15,272)      $       (5,267)
   Electronic Business Infrastructure                        (1,261)               1,016               (2,318)               4,693
   Corporate Banking e-Payments                                (298)                 208               (4,932)               1,804
   Health Payment Systems                                      (504)                (673)              (2,092)                (697)
                                                    ----------------     ----------------     ----------------     ----------------
                                                     $      (19,506)      $        1,917       $      (24,614)      $          533
                                                    ================     ================     ================     ================


     During the third quarter of fiscal 2001, the Company transferred its 70% ownership in HHPC, which had been included in the Health Payment Systems business unit, to its minority shareholder. The remaining portion of the Health Payment Systems business unit consists of a facilities management services organization that will be integrated into the Consumer e-Payments business unit in the quarter ended September 30, 2001

     The Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues and long-lived assets for these geographic regions (in thousands):


                                                             Three Months Ended                          Nine Months Ended
                                                                  June 30,                                   June 30,
                                                    -------------------------------------     -------------------------------------
                                                          2001                 2000                 2001                 2000
                                                    ----------------     ----------------     ----------------     ----------------

Revenues:
   United States                                     $       30,899       $       35,735       $       94,832       $      101,797
   Americas - other                                          10,488                9,811               30,730               26,987
                                                    ----------------     ----------------     ----------------     ----------------
     Total Americas                                          41,387               45,546              125,562              128,784
   EMEA                                                      23,550               26,386               75,333               71,192
   Asia/Pacific                                               8,734                6,970               23,904               21,432
                                                    ----------------     ----------------     ----------------     ----------------
                                                     $       73,671       $       78,902       $      224,799       $      221,408
                                                    ================     ================     ================     ================


                                                                             June 30,           September 30,
                                                                               2001                 2000
                                                                         ----------------     ----------------
Long-lived assets:
   United States                                                          $       83,806       $      107,925
   Americas - other                                                               25,145                5,337
                                                                         ----------------     ----------------
     Total Americas                                                              108,951              113,262
   EMEA                                                                           30,081               11,659
   Asia/Pacific                                                                      935                1,482
                                                                         ----------------     ----------------
                                                                          $      139,967       $      126,403
                                                                         ================     ================

     The Company recently discontinued pursuing strategic alternatives for the Electronic Business Infrastructure and Corporate Banking e-Payments business units as the Company believes the value of the products and services it offers in these business units exceeds current technology company market valuations.

9.   Accounting Pronouncements Issued But Not Yet Effective

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company is required to be in conformity with the provisions of SAB No. 101 no later than the fourth quarter of fiscal 2001. The Company does not expect this change in accounting principle to have a material effect on the Company's financial position or results of operations.

     In June  2001,  the  Financial  Accounting  Standards  Board  (the  "FASB")
released Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations are to be accounted for using one method, the purchase method, and eliminates the pooling-of-interests method for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB released SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets, and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized. The Company is required to be in conformity with the provisions of SFAS No. 142 no later than the fiscal year beginning October 1, 2002; however, the Company is permitted to apply the provisions of SFAS No. 142 during its fiscal year beginning October 1, 2001. The Company is currently reviewing SFAS No. 142 and has not determined the impact of its adoption on the Company's financial position or results of operations.

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

                                                             Three Months Ended                        Nine Months Ended
                                                                   June 30,                                June 30,
                                                    -------------------------------------     -------------------------------------
                                                          2001                 2000                 2001               2000
                                                    ----------------     ----------------     ----------------     ----------------

Revenues:
   Consumer e-Payments                               $       53,205       $       58,399       $      167,533       $      160,062
   Electronic Business Infrastructure                        10,557               10,421               30,701               32,268
   Corporate Banking e-Payments                               8,855                9,114               23,113               26,364
   Health Payment Systems                                     1,054                  968                3,452                2,714
                                                    ----------------     ----------------     ----------------     ----------------
                                                     $       73,671       $       78,902       $      224,799       $      221,408
                                                    ================     ================     ================     ================


Operating loss:
   Consumer e-Payments                               $      (17,443)      $        1,366       $      (15,272)      $       (5,267)
   Electronic Business Infrastructure                        (1,261)               1,016               (2,318)               4,693
   Corporate Banking e-Payments                                (298)                 208               (4,932)               1,804
   Health Payment Systems                                      (504)                (673)              (2,092)                (697)
                                                    ----------------     ----------------     ----------------     ----------------
                                                     $      (19,506)      $        1,917       $      (24,614)      $          533
                                                    ================     ================     ================     ================


     The Company recently discontinued pursuing strategic alternatives for the Electronic Business Infrastructure and Corporate Banking e-Payments business units as the Company believes the value of the products and services it offers in these business units exceeds current technology company market valuations. During the third quarter of fiscal 2001, the Company transferred its 70% ownership in Hospital Health Plan Corporation ("HHPC") to its minority shareholder. HHPC had been included in the Company's Health Payment Systems business unit. The remaining portion of the Health Payment Systems business unit consists of a facilities management services organization that will be integrated into the Consumer e-Payments business unit in the quarter ended September 30, 2001.

Backlog

     The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, at each balance sheet date (in thousands):

                                                          Recurring Revenue                       Non-recurring Revenue
                                                              Backlog                                   Backlog
                                                -------------------------------------     -------------------------------------
                                                      June 30,           Sept. 30,            June 30,             Sept. 30,
                                                       2001                2000                 2001                 2000
                                                -----------------    ----------------     -----------------    ----------------

Consumer e-Payments                              $        97,900      $      101,100       $        33,300      $       39,100
Electronic Business Infrastructure                        17,500              19,200                 3,800               2,100
Corporate Banking e-Payments                              17,000              16,100                12,500              12,900
Health Payment Systems                                     1,800               2,800                 2,100               2,300
                                                -----------------    ----------------     -----------------    ----------------
                                                 $       134,200      $      139,200       $        51,700      $       56,400
                                                =================    ================     =================    ================

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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

                                          Three Months Ended June 30,                         Nine Months Ended June 30,
                                 ------------------------------------------------    ----------------------------------------------
                                           2001                       2000                     2001                    2000
                                 ------------------------   ---------------------    ---------------------   ----------------------
                                                  % of                    % of                      % of                    % of
                                    Amount        Revenue     Amount     Revenue       Amount     Revenue      Amount      Revenue
                                 -------------   --------   ----------  ---------    -----------  --------   -----------  ---------
Revenues:
  ILFs and PUFs                   $    23,219     31.5 %     $ 20,949    26.5 %       $  73,740    32.8 %     $  63,271    28.6 %
  MLFs (other than
     Recognized-Up-Front MLFs)         12,048     16.4         14,339    18.2            37,266    16.6          43,246    19.6
  Recognized-Up-Front MLFs              6,449      8.7         11,210    14.2            18,336     8.2          21,742     9.8
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

  Software license fees                41,716     56.6         46,498    58.9           129,342    57.6         128,259    58.0
  Maintenance fees                     18,387     25.0         17,340    22.0            51,772    23.0          51,229    23.1
  Services                             13,568     18.4         15,064    19.1            43,685    19.4          41,920    18.9
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

      Total revenues                   73,671    100.0         78,902   100.0           224,799   100.0         221,408   100.0
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

Expenses:
  Cost of software license fees        10,723     14.6         11,851    15.0            33,547    14.9          33,760    15.2
  Cost of maintenance and services     20,311     27.6         17,952    22.8            57,033    25.4          52,008    23.5
  Research and development             10,854     14.7         10,125    12.8            31,645    14.1          28,553    12.9
  Selling and marketing                20,483     27.8         18,837    23.9            58,425    26.0          54,602    24.7
  General and administrative           26,513     36.0         16,185    20.5            58,690    26.1          45,982    20.8
  Amortization of goodwill and
     purchased intangibles              4,293      5.8          2,035     2.6            10,073     4.5           5,970     2.7
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

      Total expenses                   93,177    126.5         76,985    97.6           249,413   111.0         220,875    99.8
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

Operating income (loss)               (19,506)   (26.5)         1,917     2.4           (24,614)  (11.0)            533     0.2
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

Other income (expense):
  Interest income                       1,725      2.3            985     1.2             3,265     1.5           2,649     1.1
  Interest expense                       (349)    (0.5)          (178)   (0.2)           (1,717)   (0.8)           (313)   (0.1)
  Other                                  (914)    (1.2)        (1,065)   (1.3)           (1,629)   (0.7)           (933)   (0.4)
  Non-recurring items                  (7,406)   (10.0)             -       -           (21,717)   (9.7)              -       -
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

      Total other income (expense)     (6,944)    (9.4)          (258)   (0.3)          (21,798)   (9.7)          1,403     0.6
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

Income (loss) before income taxes     (26,450)   (35.9)         1,659     2.1           (46,412)  (20.7)          1,936     0.8
Income tax benefit (provision)          4,935      6.7           (644)   (0.8)            6,941     3.1            (753)   (0.3)
                                  ------------   ------      ---------  ------        ----------  ------      ----------  ------

Net income (loss)                 $   (21,515)   (29.2)%     $  1,015     1.3 %       $ (39,471)  (17.6)%     $   1,183     0.5 %
                                  ============   ======      =========  ======        ==========  ======      ==========  ======

During the third  quarter of fiscal 2001,  the Company  closed or  significantly reduced the size of certain  product  development  organizations  and geographic
sales  offices.   The  Company  also  made  executive   management  changes  and
transferred its 70% ownership in HHPC to the minority shareholder. These actions resulted  in a  charge  of $21.8  million  reflected  in the  above  results  of operations  for the three and nine months ended June 30, 2001. The allocation of this amount is as follows:  $2.9 million in cost of  maintenance  and  services,
$0.3 million in research and development, $0.3 million in selling and marketing,
$11.1 million in general and administrative, and $7.4 million as a non-recurring item, offset by $0.2 million in interest income.


     Revenues. Total revenues for the third quarter of fiscal 2001 decreased 6.6%, or $5.2 million, from the comparable period in fiscal 2000. Total revenues for the first nine months of fiscal 2001 increased $3.4 million, or 1.5%, over the first nine months of fiscal 2000. The three-month decrease is the result of a $4.8 million, or 10.3%, decrease in software license fees revenue and a decrease of $1.5 million, or 9.9%, decrease in services revenue offset by a $1.1 million, or 6.0%, increase in maintenance fees revenue. The nine-month increase is the result of a $1.1 million, or 0.8%, increase in software license fees revenue, a $1.8 million, or 4.2%, increase in services revenue and a $0.5 million, or 1.1%, increase in maintenance fees revenue.

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

    The decrease in software license fees and services revenue for the third quarter fiscal 2001 is primarily the result of a decreased demand for the Company's Consumer e-Payments products. In fiscal 2001, the Company changed its sales compensation plans for its Consumer e-Payments sales force to emphasize PUF contracts for both customer renewals and new customers rather than emphasizing ILF/MLF contracts. This change resulted in an increase in PUF revenue and a decrease in MLF revenue for the third quarter and the first nine months of fiscal 2001.

    Maintenance fees revenue decreased in the first quarter of fiscal 2001 due to a decrease in customer demand for the Company's enhanced maintenance support. During the second and third quarters of fiscal 2001, demand for the Company's enhanced maintenance support returned to normal levels.

    The decrease in services revenue for the third quarter of fiscal 2001 is primarily the result of a decreased demand for technical and project management services, which is primarily the result of a decrease in the sale of the Company's Consumer e-Payments products.

     Expenses. Total operating expenses for the third quarter of fiscal 2001 increased $1.6 million, or 2.1% (excluding $14.6 million of restructuring and other charges), over the comparable period of fiscal 2000. Total operating expenses for the first nine months of fiscal 2001 increased $14.0 million, or 6.3% (excluding $14.6 million of restructuring and other charges), over the first nine months of fiscal 2000. Amortization of goodwill and purchased intangibles has increased between fiscal years related to the acquisitions of WorkPoint Systems, Inc. in April 2000, Hospital Health Plan Corporation in May 2000 and MessagingDirect Ltd. in January 2001. Other changes in operating expense line items are discussed below.

     Cost of software license fees for the third quarter of fiscal 2001 decreased $1.2 million, or 9.9%, as compared to the third quarter of fiscal 2000. This decrease was due primarily to a decrease in royalties owed to the owners of third-party products resulting in decreases in third-party product sales volumes and a decrease in the royalty rate for one third-party product. Cost of software license fees for the first nine months of fiscal 2001 was comparable to the first nine months of fiscal 2000.

     Cost of maintenance and services for the third quarter of fiscal 2001 decreased $0.5 million, or 2.5% (excluding $2.9 million of restructuring and other charges), as compared to the third quarter of fiscal 2000. For the first nine months of fiscal 2001, cost of maintenance and services increased $2.2 million, or 4.3% (excluding $2.9 million of restructuring and other charges), over the comparable period of fiscal 2000. This increase was the result of an increase in personnel-related expenses primarily related to an EMEA Smart Card services project.

     Research and development ("R&D") costs for the third quarter of fiscal 2001 increased $0.4 million, or 3.8% (excluding $0.3 million of restructuring and other charges), over the comparable period in fiscal 2000. For the first nine months of fiscal 2000, R&D costs increased $2.8 million, or 9.6% (excluding $0.3 million of restructuring and other charges), over the comparable period of fiscal 2000. R&D consists primarily of compensation and related costs for R&D employees and contractors. R&D costs as a percentage of total revenues for the three and nine months of fiscal 2001 were 14.7% and 14.1%, respectively, as compared to 12.8% and 12.9%, respectively, for comparable periods of fiscal 2000. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in the first nine months of fiscal 2001 and 2000 totaled approximately $3.2 million and $6.2 million, respectively.

     Selling and marketing costs for the third quarter of fiscal 2001 increased $1.4 million, or 7.4% (excluding $0.3 million of restructuring and other charges), over the comparable period in fiscal 2000. For the first nine months of fiscal 2001, selling and marketing costs increased $3.6 million, or 6.6% (excluding $0.3 million of restructuring and other charges), over the comparable period of fiscal 2000. The increase for the three and nine months of fiscal 2001 is due to an increase in sales personnel and marketing activities in each of the four business units.

     General and administrative costs for the third quarter of fiscal 2001 decreased $0.8 million, or 4.9% (excluding $11.1 million of restructuring and other charges), as compared to the third quarter of fiscal 2000. For the first nine months of fiscal 2001, general and administrative costs increased $1.6 million, or 3.5% (excluding $11.1 million of restructuring and other charges), over the comparable period of fiscal 2000. The increase for the first nine months of fiscal 2001 is attributable to an increase in bad debts expense and occupancy costs, offset by a decrease in personnel-related expenses. The decrease in personnel-related expenses is due to the consolidation of the Company's Consumer Banking, Electronic Commerce and Internet Banking operating units into the Consumer e-Payments business unit during the fourth quarter of fiscal 2000.

     Other Income and Expenses. The increase in interest expense in fiscal 2001 is due to an increase in borrowings on the Company's line-of-credit facilities. Other expenses resulted primarily from foreign currency translation losses recognized by the Company.

     During the third quarter of fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $7.4 million in the three months ended June 30, 2001 related to the Company's carrying value in HHPC. During the first quarter of fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and a charge to earnings of $12.4 million for the declines in market value was required. The Company also expensed costs associated with the withdrawn IPO of Insession Technologies, Inc. totaling $1.9 million in the first quarter of fiscal 2001. These charges are reflected as non-recurring items under other expenses.

     Income Taxes. The effective tax rate for the first nine months of fiscal 2001 was approximately 15% as compared to 41% for all of fiscal 2000. The effective tax rate for the first nine months of fiscal 2001 was less than that of the comparable period for fiscal 2000 primarily due to non-deductible amortization expense associated with acquisitions accounted for as purchases and non-recognition of tax benefits for operating losses in certain foreign locations.

     As of June 30, 2001, the Company has deferred tax assets of $36.2 million and deferred tax liabilities of $2.3 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis indicated that $25.0 million of the net deferred tax assets were more likely than not to be realized. Accordingly, the Company has a valuation allowance of $8.9 million as of June 30, 2001. The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the valuation reserve may be adjusted accordingly.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's principal sources of liquidity consisted of $28.1 million in cash and cash equivalents, and available bank lines-of-credit. The Company has a $25.0 million bank line-of-credit with a large United States bank secured by certain trade receivables of TSA. The line-of-credit agreement provides that the Company must satisfy certain specified EBITDAR, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company is in compliance with all debt covenants as of June 30, 2001. The Company also has a line-of-credit with a large foreign bank in the amount of 3.0 million British Pounds, which translates to approximately $4.2 million. The foreign line requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. As of June 30, 2001, outstanding borrowings totaled $15.0 million. The remaining $14.2 million is available to the Company for future borrowings.

     The Company's net cash flows provided by operating activities for the first nine months of fiscal 2001 amounted to $14.2 million as compared to $8.3 million used in operating activities during the first nine months of fiscal 2000. The improvement in operating cash flows in the first nine months of fiscal 2001 as compared to the same period of fiscal 2000 was primarily due to a decrease in billed and accrued receivables, which is due in part to the Company's emphasis on PUF contracts rather than ILF/MLF contracts.

     A contributor to the Company's cash management program is the factoring of accrued receivables, whereby an interest in Company receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first nine months of fiscal 2001 and 2000, the Company generated operating cash flows from the factoring of accrued receivables of $17.0 million and $19.6 million, respectively.

     The Company's net cash flows used in investing activities totaled $8.4 million and $25.4 million during the first nine months of fiscal 2001 and 2000, respectively. The decrease in cash used in investing activities was due to a decrease in acquisition-related expenditures, and decreased purchases of software, property and equipment, offset by an additional advance during the first quarter of fiscal 2001 in the amount of $1.0 million to the Company's former CEO as part of his employment and incentive compensation package. The acquisition of business amount in fiscal 2000 consists of the final payment of $3.1 million related to the acquisition of Insession Inc.

     The Company's net cash flows used in financing activities was $0.9 million and $8.1 million for the first nine months of fiscal 2001 and 2000, respectively. During the first nine months of fiscal 2001, the Company had net payments on its bank line-of-credit facilities of $2.9 million as compared to net borrowings of $10.0 million during the comparable period of fiscal 2000. Also during the first nine months of fiscal 2000, pursuant to a stock repurchase program approved by the Company's Board of Directors, the Company acquired 1,000,300 shares at an average cost of $21.00 per share, totaling approximately $21.0 million. The Company used cash flow from operations to fund the common stock repurchases.

     The Company believes that its existing sources of liquidity, including cash provided by operating activities along with cash generated from its factoring program and borrowings available under its line-of-credit facilities, will satisfy the Company's projected working capital and other cash requirements for the foreseeable future.

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

     For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission, including Exhibit 99.01 attached hereto.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the nine months ended June 30, 2001. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION


(a)  Exhibits:

10.35    Credit Agreement with U.S. Bank National Association
99.01    Safe Harbor for Forward-Looking Statements under the Private
           Securities Litigation Reform Act of 1995

(b)  Reports on Form 8-K:

     The registrant filed a Report on Form 8-K on May 15, 2001 pursuant to Item 5 (Other Events).




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSACTION SYSTEMS ARCHITECTS, INC.
                                     (Registrant)

Dated: August 14, 2001               By:  /s/ EDWARD C. FUXA
                                         --------------------------------
                                              Edward C. Fuxa
                                     Principal Accounting Officer and Controller