Form 10-K
period 2001-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2001-12-27
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

224 South 108th Avenue Omaha, Nebraska 68154 (Address of principal executive offices, including zip code)	(402) 334-5101 (Registrant's telephone number, including area code)

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

Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 19, 2001, based upon the last sale price of the Class A Common Stock on that date, was approximately $349,926,776. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Class A Common Stock of the registrant are deemed to be affiliates of the registrant.

    As of December 19, 2001, there were 35,271,522 shares of the registrant's Class A Common Stock outstanding (including 636,367 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the registrant's Class A Common Stock and 18,992 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share issued to MessagingDirect Ltd. shareholders).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

    The Company's products and services are organized into the following business units: (1) ACI Worldwide (previously referred to as Consumer e-Payments), (2) Insession Technologies (previously referred to as Electronic Business Infrastructure) and (3) IntraNet, Inc. (previously referred to as Corporate Banking e-Payments).

  •
  ACI Worldwide — Products in this business unit represent the Company's largest product line and include its most mature and well-established applications. Within this business unit are three primary software product suites — Payment Engines, Secure Commerce and Payments Management. The Payment Engines suite includes the Company's BASE24, Enterprise Payment System, WINPAY24 and NET24 applications. The Secure Commerce suite includes the Company's e-Courier and e-Courier for Billing delivery solutions, Virtual Wallet, Commerce Gateway and Chip Card Manager applications. The Payments Management suite includes the Company's Proactive Risk Manager and a variety of other payments management solutions. Financial institutions, retailers and e-payment processors use the Company's products to route and process transactions for Automated Teller Machine ("ATM") networks; process transactions from traditional Point-of-Sale ("POS") devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. The Company also offers community banking products within this business unit, primarily for phone and Internet banking.

    Products in the ACI Worldwide business unit represent approximately 76% of the Company's fiscal 2001 revenue. ACI Worldwide sells and supports most of its products through distribution networks covering three geographic regions: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks. The community banking products are marketed and supported through Regency Systems, Inc. ("Regency"), a wholly-owned subsidiary of TSA. During fiscal years 2001, 2000 and 1999, approximately 65%, 61% and 60%, respectively, of the Company's total ACI Worldwide revenues resulted from international operations. During fiscal years 2001, 2000 and 1999, approximately 60%, 55% and 66%, respectively, of the Company's total revenues were derived from licensing the BASE24 family of products and providing related services and maintenance, and approximately 79%, 76% and 84%, respectively, of ACI Worldwide revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

  •
  Insession Technologies — Products in this business unit facilitate communication, data movement, monitoring of systems and business process automation across computing systems involving mainframes, distributed computing networks and the Internet and its products include ICE, Enguard, WorkPoint and Extractor/Replicator. Insession Technologies products represent approximately 14% of the Company's fiscal 2001 revenue. The Insession Technologies business unit has its own global sales and support organization. During fiscal years 2001, 2000 and 1999, approximately 31%, 37% and 32%, respectively, of the Company's total Insession Technologies revenues resulted from international operations. In fiscal years 2001, 2000 and 1999, approximately 58%, 71% and 73%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the ICE family of products.

  •
  IntraNet, Inc. — Products in this business unit include solutions for high value payments processing, bulk/recurring payments processing, wire room processing, global messaging, integrated payments management and Continuous Link Settlement processing and are collectively referred to as PaymentWare. The high value payments processing product is Money Transfer System ("MTS") and is used by financial institutions to facilitate business-to-business e-payments. The bulk and recurring payments processing product is CoACH and is used by financial institutions to automatically deposit paychecks and process other automated clearing house ("ACH") transactions. Products in the IntraNet, Inc. business unit represent approximately 10% of the Company's fiscal 2001 revenue. The IntraNet, Inc. business unit has its own global sales and support organization. During fiscal years 2001, 2000 and 1999, approximately 31%, 36% and 8%, respectively, of the Company's total IntraNet revenues resulted from international operations. During fiscal years 2001, 2000 and 1999, approximately 67%, 54% and 70%, respectively, of IntraNet revenues were derived from licensing of the MTS product, and providing services and maintenance, and approximately 18%, 32% and 11%, respectively, of IntraNet revenues were derived from licensing of the CoACH product, and providing services and maintenance.

    In the third quarter of fiscal 2001, the Company transferred its 70 percent ownership in Hospital Health Plan Corporation ("HHPC"), which comprised the majority of its Health Payment Systems business unit, to the minority shareholder. HHPC's products allow large corporations and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit at the beginning of the fourth quarter of fiscal 2001.

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

  •
  Further international expansion. The Company has customers in 81 countries and 57% of its revenue resulted from international operations in fiscal 2001. Certain international markets have expanding, relatively sophisticated e-payment environments. The Company believes that its solutions will be readily accepted once the Company establishes a local presence in these markets. Specific areas being considered include Continental Europe, including Spain, Germany and the Benelux countries. Many of these markets are characterized by e-payment solutions developed by in-house information technology groups, which are difficult to maintain or enhance as e-payment transaction volumes increase and become more complex.

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

  •
  Seek strategic alliance opportunities. The consumer e-payments market is in a state of innovation and change. New technologies, standards and features are emerging, often from early-stage innovators. The Company will continue to pursue alliances which enhance its solutions, skill sets and technology base as it seeks to offer its customers the broadest range of e-payment solutions. The Company may also seek alliances with companies that can help it expand into high-growth e-payment markets, leverage its international sales and support infrastructure, or help build market presence for the Company's existing solutions.

  •
  Improve profitability. Throughout fiscal 2001, the Company spent considerable time and effort reviewing existing products and sales distribution channels with an emphasis on eliminating or reducing under-achieving or non-performing groups. The Company will continue to review the strategic importance of all products, services and sales distribution channels with an emphasis on improving the profitability, both near-term and long-term, of the Company.

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

    ACI Worldwide software products carry transactions from the transaction generators to the acquiring institutions. The software then uses regional or national switches to access the card issuers for approval or denial of the transactions. The software returns messages to the sources, thereby completing the transactions. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world.

    Insession Technologies' market is comprised of financial institutions and other large corporations with the need to move business data or financial information and process business transactions electronically over public and private communication networks. These financial institutions and large companies typically have many different computing systems that were not originally designed to operate together and they typically want to preserve their investments in existing mainframe computer systems.

    IntraNet, Inc.'s market is comprised of global, super-regional and regional financial institutions, which provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

ACI Worldwide Software Products

    An overview of major software products within the ACI Worldwide business unit follows:

  Payment Engines

  •
  BASE24. BASE24 is an integrated family of products marketed to customers operating electronic payment networks in the consumer banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. The Company believes that BASE24 has a more complete range of features and functions for electronic payments processing than products offered by its competitors. BASE24 allows customers to adapt to changing network needs by supporting over 30 different types of ATM and POS terminals, over 100 interchange interfaces and various authorization and reporting options. The majority of ACI Worldwide's revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

    The BASE24 product line runs exclusively on Compaq NonStop Himalaya servers. The NonStop Himalaya parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the NonStop Himalaya are important characteristics in high volume, 24-hour per day electronic payment systems. The Company believes that the NonStop Himalaya platform will continue to be a widely accepted platform for transaction processing in the electronic payments market, although there is no assurance that it will continue to be.

  •
  Enterprise Payment System ("EPS"). EPS is an integrated e-payments processing engine that provides application software to acquire and authenticate, route, switch and authorize transactions, regardless of the channel in which they originate. Organizations can use EPS to process transactions from any endpoint, including Internet shopping networks, mobile phones, Web ATMs and home banking systems. The software can also be used to upgrade legacy ATM and POS systems, adding support for new features such as smart card programs and electronic check processing.

    Running on the IBM eServer platform, EPS provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

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

  Secure Commerce

  •
  e-Courier and e-Courier for Billing. e-Courier delivers statements and recurring documents via the Internet directly, securely and reliably. e-Courier for Billing delivers bills and recurring documents via the Internet directly, securely and reliably, and facilitates bill payment. Customers receive documents through the most widely used Internet application — e-mail — or through multiple delivery channels. Documents are delivered directly to customers' e-mail accounts, eliminating the need for retrieval from Web sites. Documents are authentic and private, delivered through built-in industry-standard encryption and digital signature capabilities.

  •
  Virtual Wallet. Virtual Wallet is a server-based consumer digital wallet that combines an address book, receipt collector and transaction-tracking device, along with a gateway to secure, convenient shopping online. Virtual Wallet helps reduce "cart" abandonment by giving consumers the convenience and confidence they need to make purchases quickly and securely over the Internet. Virtual Wallet helps issuers reduce costs associated with fraud and chargebacks by putting secure payment technology into the hands of their consumers, including Secure Electronic Transactions ("SET"), Pseudo Card Numbers ("PCN"), Visa Authenticated Payment protocols ("VAP") and MasterCard Secure Payment Applications ("SPA").

  •
  Commerce Gateway. Commerce Gateway merchant interface is the SET and Secure Socket Layer ("SSL") payment interface to the merchant Web storefront. It provides access to plug-ins that quickly enable merchants to accept SET and SSL-based Internet transactions. When customers are ready to pay for items, the merchant interface module initiates the wallet component and encrypts the purchase request into a SET or SSL message and delivers it to the relevant payment gateway. The merchant interface module supports full SET, MOSET (merchant originated SET) and SSL-based transactions.

  •
  Chip Card Manager. The Company's Chip Card Manager solutions allow the use of stored-value and chip card authorization applications at smart card-enabled devices. The solutions facilitate authorization of funds transfers from existing accounts to cards. They also leverage chip technology to enhance debit/credit card authentication and security. The Chip Card Manager solutions preserve legacy investment by allowing the integration of these emerging technologies into existing electronic delivery environments.

  Payments Management

  •
  Proactive Risk Manager ("PRM"). PRM is a neural network-based fraud detection system to help card issuers, merchants, acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. There are four editions of PRM, which are tailored for specific industry needs. The four editions are debit and credit, merchant, private label, and money laundering detection.

  •
  Payments Management Solutions. Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing; card management and card statement products; merchant accounting applications; and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores electronic payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on a variety of hardware platforms, including Windows NT, Compaq NonStop Himalaya UNIX servers and IBM mainframes.

  Community Banking

  •
  The Company markets, through its Regency subsidiary, a family of products that provide small to mid-sized banks the opportunity to market voice and Internet banking solutions to their customers. Regency has an interactive voice response ("IVR") software product that allows banks to offer their customers answers to routine questions such as balance inquiry, last deposit, maturity dates, transaction history, interest information, payment dates and amounts via telephone or personal computer inquiry. The Internet banking and IVR software products are targeted at small to mid-sized community banks and run on IBM's OS/2 operating system and Windows NT.

Insession Technologies Software Products

    The Insession Technologies business unit markets and supports a suite of electronic infrastructure software products that facilitate network monitoring, connectivity, management and integration. Software products within this business unit include ICE, Enguard, WorkPoint, Extractor/Replicator ("E/R"), WebGate, Discover, Partner, SQL Magic, VersaTest, Relate and AutoDBA. ICE is a networking software product that allows applications running on the Compaq NonStop Himalaya platform to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. Enguard is a proactive monitoring, alarm and dispatching software tool. WorkPoint enables enterprises to model processes over a distributed corporate network. E/R, a product of Golden Gate Software, Inc. offered to customers under a sales agency agreement, is a data center management enhancement software product that copies data from one computer system and delivers it to another at the same time it is being recorded by the first system. WebGate is a product suite that allows Compaq NonStop Himalaya computers to communicate with applications using web-based technology. Discover, Partner and SQL Magic are software products that are designed to improve system and database administration for Compaq NonStop Himalaya computers. VersaTest and Relate are software products that provide online testing, simulation and support utilities for Compaq NonStop Himalaya computers. AutoDBA, a product on Senware, Inc., helps manage and tune Oracle databases.

IntraNet, Inc. Software Products

    The majority of revenues from IntraNet, Inc.'s PaymentWare solution set are derived from the high-value and bulk/recurring payments processing products. The high value payments processing products are used for generating, authorizing, routing, settling and controlling high-value wire transfer transactions in domestic and international environments. These products communicate over proprietary networks using a variety of messaging formats, including CHIPS, S.W.I.F.T., Telex, FedWire and Fed Book Entry Securities. The PaymentWare high value payments processing products operate on Digital's VAX VMS operating system, the IBM RS/6000 platform and Compaq's NonStop Himalaya servers. The bulk/recurring payments product is targeted at large ACH originators with high transaction volumes. In addition to large domestic ACH originators, the Company is marketing its bulk payments product to international markets, where standards similar to those in the U.S. for automated check clearing are emerging. The bulk payments product operates exclusively on Compaq's NonStop Himalaya servers.

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

    The following is a list of currently active product partners within the Insession Technologies business unit:

    •
    Golden Gate Software, Inc.

    •
    Merlon Software Corporation

    •
    SoftSell Business Systems, LLC

    •
    Gresham Computing, PLC

    •
    Senware, Inc.

    Additionally, the Company offers a wide range of consumer e-payment applications for both Compaq and IBM platforms. The Company is an advanced member of IBM's PartnerWorld program, a worldwide program designed to help software developers reach broader markets, lower their costs of doing business and take their products to market faster. In addition, the Company is a long-time premier member of the Compaq Alliance partner program.

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

    The Company's total research and development expenses, excluding capitalized software development costs, during fiscal years 2001, 2000 and 1999 were $40.2 million (excluding $0.3 million of restructuring costs in fiscal 2001), $38.8 million and $34.6 million, or 13.4%, 12.8% and 9.8% of total revenues, respectively.

Customers

    The Company provides software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising its largest industry segments. As of September 30, 2001, the Company's customers include 109 of the 500 largest banks in the world, as measured by asset size, and 23 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2001, the Company had 2,371 customers in 81 countries on six continents. Of this total, 2,033 are in the Americas region (including 1,590 community banking customers), 190 in the EMEA region and 148 in the Asia/Pacific region. No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal years 2001, 2000 and 1999.

Sales and Marketing

    The Company's primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is uneconomical to have a direct sales staff. As of September 30, 2001, the Company had arrangements with 21 distributors and sales agents. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

    In addition to its principal sales office in Omaha, the Company has primary sales offices located in Boston and Dallas, and outside the United States in Amsterdam, Bahrain, Buenos Aires, Edmonton, Johannesburg, London, Melbourne, Mexico City, Naples, Oslo, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto and Wiesbaden. The offices are responsible for direct and distributor or sales agent-facilitated sales for designated regions.

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

    The Company's most significant competitors in the ACI Worldwide business unit are eFunds Corporation, S2 Systems, Inc., SLMsoft.com Inc., Mosaic Software Ltd. and Oasis Technology. As markets continue to emerge in the Internet banking, e-commerce, smart card, and electronic bill presentment and payment sectors, the Company will encounter new competitors to its products. In addition, the Company encounters competition from third-party processors and from other vendors offering software on a wide range of product platforms. As electronic payments transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company's efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their electronic payments product offerings from their competition. The most significant competitor for the Insession Technologies business unit is Compaq Computers, Inc. In the IntraNet, Inc. business unit, the Company's most significant competitors are Fundtech and Checkfree. Additionally, the Company's business units experience competition from in-house information technology departments of existing and potential customers.

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

Employees

    As of September 30, 2001, the Company had a total of 1,839 employees of whom 1,330 were in the ACI Worldwide business unit, 170 in the Insession Technologies business unit and 211 in the IntraNet, Inc. business unit. Additionally, 128 employees were in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations and facility operations, providing supporting services to each of the three business units.

    The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Segment and Geographic Information

    The Company has three operating segments at September 30, 2001, referred to throughout this Form 10-K as business units. The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company's three business units are ACI Worldwide, Insession Technologies and IntraNet, Inc. For more information relating to the Company's business units, see Business — General, as well as Note 11 to the Consolidated Financial Statements. The Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, EMEA and Asia/Pacific.

Item 2. PROPERTIES

    The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2002 through 2008, with the principal lease terminating in fiscal 2008. The Company's EMEA headquarters are located in Watford, England. The leases for these facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009. The Company's Asia/Pacific headquarters are located in Singapore with other principal offices in Japan and Australia. The Singapore lease terminates in fiscal 2004, the Australia lease terminates in fiscal 2002 and the Japan lease terminates in fiscal 2003. The Company also leases office space in numerous locations in the United States and in many other countries.

    The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 14 to the Consolidated Financial Statements for additional information regarding the Company's obligations under its facilities leases.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages as of December 15, 2001, and their positions are as follows:

Name	Age	Position
Larry G. Fendley	60	Interim Chief Executive Officer
Dwight G. Hanson	43	Chief Financial Officer, Treasurer and Senior Vice President
David P. Stokes	45	Vice President — Legal and Secretary
Jeffrey S. Hale	43	Senior Vice President — Strategic Business Development
Mark R. Vipond	42	Senior Vice President — ACI Worldwide
Anthony J. Parkinson	49	Senior Vice President — Insession Technologies
Dennis D. Jorgensen	53	Senior Vice President — IntraNet, Inc.
Edward C. Fuxa	38	Chief Accounting Officer, Vice President and Controller

  On May 1, 2001, Mr. William E. Fisher resigned his positions of Chairman of the Board and Chief Executive Officer. On that day, Mr. Larry G. Fendley, a TSA Board member, assumed the role of Interim Chief Executive Officer. On May 9, 2001, Mr. David C. Russell resigned his position as President.

  On December 5, 2001, a news release was issued announcing that Mr. Gregory D. Derkacht, age 54, has joined the Company as its new President and Chief Executive Officer. Mr. Derkacht was previously President of e-PROFILE, the Internet banking subsidiary of Sanchez Computer Associates. Prior to that, he held numerous positions with firms such as Fiserv Incorporated, Envision Financial Technologies and American Data Services. Mr. Derkacht will begin full-time in this position effective January 2, 2002. At that time, Mr. Fendley will serve as the Company's Chief Operating Officer during a short-term transition period.

    Mr. Fendley has been a Director of the Company since November 1996. Prior to serving as Interim Chief Executive Officer, he provided consulting services to transaction processing and software companies, and served as a consultant to eOnline, inc., an SAP-Certified Application Service Provider. From April 1999 until April 2000, he served as Senior Vice President of Operations of eOnline, inc. Until mid-1998, he was Executive Vice President — Product Delivery Services for CSG Systems, Inc., a subsidiary of CSG Systems International, Inc.

    Mr. Hanson serves as Chief Financial Officer, Senior Vice President and Treasurer. He joined the Company in 1991 as Corporate Controller, was promoted to Vice President of Corporate Finance and Administration in 1997 and was named Chief Financial Officer, Senior Vice President and Treasurer in March 2000. Prior to joining the Company, he worked as a Certified Public Accountant at Coopers & Lybrand.

    Mr. Stokes serves as Vice President — Legal and Secretary. He began his employment with the Company in 1988 as Assistant Counsel and was named General Counsel in 1991. Prior to joining the Company, he was a partner at a private law firm in Omaha.

    Mr. Hale serves as a Senior Vice President with primary responsibility over Strategic Business Development. He joined the Company in 1987 and has served in various sales, marketing and strategic planning positions. He was named Senior Vice President of Strategic Business Development in 1998. Prior to joining the Company, he was a manager in the management information consulting division of Arthur Andersen LLP.

    Mr. Vipond serves as a Senior Vice President with primary responsibility over the ACI Worldwide business unit. He joined the Company in 1985 and has served in various capacities, including National Sales Manager of ACI Canada, Vice President of the Emerging Technologies and Network Systems divisions, President of the USSI, Inc. operating unit, and Senior Vice President of Consumer Banking. Prior to joining the Company, he was a Systems Engineer at IBM.

    Mr. Parkinson serves as a Senior Vice President with primary responsibility over the Insession Technologies business unit. He joined the Company in 1984 and has served in various capacities, including Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Senior Vice President of the Enterprise Solutions Group. Prior to joining the Company, he was a Vice President within Bank of America's electronic commerce division.

    Mr. Jorgensen serves as a Senior Vice President with primary responsibility over the IntraNet, Inc. business unit. He was an employee of the Company from 1984 to 1986 and rejoined the Company in 1998 as Vice President of Corporate Marketing. Prior to rejoining the Company in 1998, he was CEO of the American Marketing Association, a professional association for marketing practitioners and academics.

    Mr. Fuxa serves as Chief Accounting Officer, Vice President and Controller. He joined the Company as Controller in 1997, was named Chief Accounting Officer in March 2000 and was named Vice President in October 2001. Prior to joining the Company, he served as Corporate Controller at InfoUSA and also worked as a Certified Public Accountant at Coopers & Lybrand.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock trades on The Nasdaq National Market ("NASDAQ/NMS") under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by NASDAQ/NMS.

	High	Low
Fiscal Year Ended September 30, 2000
First quarter	$37.000	$20.250
Second quarter	48.125	20.250
Third quarter	29.938	11.375
Fourth quarter	22.313	14.250
	High	Low
Fiscal Year Ended September 30, 2001
First quarter	17.125	10.750
Second quarter	14.063	6.250
Third quarter	15.500	5.688
Fourth quarter	13.030	5.900

    On December 19, 2001, the last sale price of the Company's Class A Common Stock as reported by NASDAQ/NMS was $12.89 per share. As of December 19, 2001, there were 391 holders of record of the Company's Class A Common Stock.

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

Item 6. SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the audited consolidated financial statements of the Company. This data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The financial information below is not necessarily indicative of the results of future operations. Amounts presented are in thousands, except earnings per share amounts:

	Year Ended September 30,
	2001	2000	1999	1998	1997
Statements of Income Data:
Revenues:
Software license fees	$173,796	$176,295	$210,002	$166,875	$131,138
Maintenance fees	70,246	68,727	63,933	57,077	48,714
Services	55,759	58,543	80,859	75,297	64,297

Total revenues	299,801	303,565	354,794	299,249	244,149

Expenses:
Cost of software license fees	43,466	45,967	44,079	36,294	29,538
Cost of maintenance and services	73,490	70,681	72,096	69,886	57,821
Research and development	40,528	38,832	34,612	26,260	20,070
Selling and marketing	76,273	75,539	70,121	62,013	50,168
General and administrative	77,008	62,416	58,725	51,873	45,517
Amortization of goodwill and purchased intangibles	13,933	8,388	4,901	1,435	1,008

Total expenses	324,698	301,823	284,534	247,761	204,122

Operating income (loss)	(24,897)	1,742	70,260	51,488	40,027

Other income (expense):
Interest income	4,397	3,481	2,947	3,204	2,291
Interest expense	(2,004)	(912)	(401)	(242)	(178)
Other	267	(718)	(936)	(2,715)	(652)
Non-recurring items	(22,574)	—	—	—	—

Total other income (expense)	(19,914)	1,851	1,610	247	1,461

Income (loss) before income taxes	(44,811)	3,593	71,870	51,735	41,488
Income tax benefit (provision)	1,794	(1,482)	(27,170)	(19,476)	(14,325)

Net income (loss)	$(43,017)	$2,111	$44,700	$32,259	$27,163

Earnings per share information (1):
Weighted average shares outstanding:
Basic	34,116	31,744	31,667	30,298	29,829

Diluted	34,116	32,117	32,363	31,193	30,707

Earnings per share:
Basic	$(1.26)	$0.07	$1.41	$1.04	$0.85

Diluted	$(1.26)	$0.07	$1.38	$1.01	$0.82

Balance Sheet Data:
Working capital	$63,355	$68,506	$94,141	$86,994	$62,914
Total assets	327,453	330,152	323,318	226,307	176,891
Current portion of long-term debt	12,559	18,396	501	1,078	1,292
Long-term debt	761	532	991	2,002	2,379
Stockholders' equity	218,668	210,360	225,169	145,877	109,346

(1)
Prior to their acquisitions in May 1997 and August 1998, Regency Systems, Inc. and IntraNet, Inc. were taxed primarily as a partnership and a Subchapter S corporation, respectively. In addition, prior to its acquisition in November 1998, the earnings of Media Integration BV were not subject to income taxes. The earnings per share amounts for fiscal 1999, 1998 and 1997 reflect a pro forma tax provision for income taxes on the results of operations of these entities for the periods prior to their acquisition. See Note 9 to the Consolidated Financial Statements for further details.

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

Business Segments

    The Company's products and services are organized into three active business units: (1) ACI Worldwide (previously referred to as Consumer e-Payments), (2) Insession Technologies (previously referred to as Electronic Business Infrastructure) and (3) IntraNet, Inc. (previously referred to as Corporate Banking e-Payments). Another business unit, Health Payment Systems, was disbanded in fiscal 2001. Most of the Company's products and services are marketed and supported through distribution networks covering three geographic regions: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks.

    In the third quarter of fiscal 2001, the Company transferred its 70 percent ownership in Hospital Health Plan Corporation ("HHPC"), which comprised the majority of its Health Payment Systems business unit, to the minority shareholder. HHPC's products allow large corporations and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit at the beginning of the fourth quarter of fiscal 2001. Prior period segment information has been restated to reflect this change.

    The following are revenues and operating income for these business units for fiscal years 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Revenues:
ACI Worldwide	$226,782	$224,573	$285,149
Insession Technologies	40,780	42,114	39,584
IntraNet, Inc.	31,594	36,404	30,061
Health Payment Systems (HHPC only)	645	474	—

	$299,801	$303,565	$354,794

Operating income (loss):
ACI Worldwide	$(14,314)	$(3,689)	$65,029
Insession Technologies	(3,075)	4,911	4,691
IntraNet, Inc.	(4,533)	2,957	540
Health Payment Systems (HHPC only)	(2,975)	(2,437)	—

	$(24,897)	$1,742	$70,260

    Included in fiscal 2001 operating losses are $14.6 million of restructuring charges that are included in the following business units: $12.5 million in ACI Worldwide, $1.5 million in Insession Technologies and $0.6 million in IntraNet, Inc. See Note 2 to the Consolidated Financial Statements for further discussion of these restructuring charges.

Acquisitions

    The Company completed several acquisitions during fiscal 2001, 2000 and 1999 in order to enhance its solutions, skill sets and technology base as the Company seeks to offer its customers the broadest range of e-payments and e-commerce solutions. In addition, the Company completed several acquisitions during the past three years to diversify into new markets where management believed there to be synergistic, high-growth opportunities.

    Acquisitions completed to enhance and broaden the ACI Worldwide business unit's offering of e-payment solutions include Media Integration BV ("MINT") and SDM International, Inc. ("SDM") in fiscal 1999, and MessagingDirect Ltd. ("MDL") in fiscal 2001. The Company acquired Insession Inc. ("Insession") in fiscal 1999 and WorkPoint Systems, Inc. ("WorkPoint") in fiscal 2000 to enhance product offerings in the Insession Technologies business unit. MINT was acquired using the pooling-of-interests method of accounting. All other acquisitions were accounted for under the purchase method of accounting.

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

    Revenue under multiple-element arrangements, which may include several software products or services sold together, are allocated to each element based upon the residual method in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for PCS and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fee revenues are recognized under the residual method in arrangements in which the software is licensed with PCS and/or other professional services, and the undelivered elements of the arrangements are not essential to the functionality of the delivered software.

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

    The Company has concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs". For all other products, it has been concluded that (1) the Company does not have a standard business practice of using extended payment terms, and/or (2) the Company does not have a long-range history of successful collections for those products.

    The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized in fiscal 2001, 2000 and 1999 totaled approximately $21.3 million, $30.3 million and $60.5 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 9.25% to 11.00% in fiscal 2001, from 10.25% to 11.00% in fiscal 2000 and from 9.5% to 10.25% in fiscal 1999. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying consolidated balance sheets.

Backlog

    The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, at each balance sheet date (in thousands):

	Recurring Revenue Backlog		Non-recurring Revenue Backlog
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
ACI Worldwide	$96,800	$102,500	$34,300	$41,400
Insession Technologies	15,500	19,200	4,100	2,100
IntraNet, Inc.	17,000	16,100	15,100	12,900
Health Payment Systems (HHPC only)	—	1,400	—	—

	$129,300	$139,200	$53,500	$56,400

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

Results of Operations

    The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

	Year Ended September 30,
	2001		2000		1999
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
ILFs and PUFs	$102,737	34.3%	$88,348	29.1%	$95,002	26.8%
MLFs (other than Recognized-Up-Front MLFs)	49,748	16.6	57,681	19.0	54,500	15.4
Recognized-Up-Front MLFs	21,311	7.1	30,266	10.0	60,500	17.0

Software license fees	173,796	58.0	176,295	58.1	210,002	59.2
Maintenance fees	70,246	23.4	68,727	22.6	63,933	18.0
Services	55,759	18.6	58,543	19.3	80,859	22.8

Total revenues	299,801	100.0	303,565	100.0	354,794	100.0

Expenses:
Cost of software license fees	43,466	14.5	45,967	15.1	44,079	12.4
Cost of maintenance and services	73,490	24.5	70,681	23.3	72,096	20.3
Research and development	40,528	13.5	38,832	12.8	34,612	9.8
Selling and marketing	76,273	25.4	75,539	24.9	70,121	19.8
General and administrative	77,008	25.7	62,416	20.5	58,725	16.5
Amortization of goodwill and purchased intangibles	13,933	4.7	8,388	2.8	4,901	1.4

Total expenses	324,698	108.3	301,823	99.4	284,534	80.2

Operating income (loss)	(24,897)	(8.3)	1,742	0.6	70,260	19.8

Other income (expense):
Interest income	4,397	1.5	3,481	1.1	2,947	0.8
Interest expense	(2,004)	(0.7)	(912)	(0.3)	(401)	(0.1)
Other	267	0.1	(718)	(0.2)	(936)	(0.2)
Non-recurring items	(22,574)	(7.5)	—	—	—	—

Total other	(19,914)	(6.6)	1,851	0.6	1,610	0.5

Income (loss) before income taxes	(44,811)	(14.9)	3,593	1.2	71,870	20.3
Income tax benefit (provision)	1,794	0.6	(1,482)	(0.5)	(27,170)	(7.7)

Net income (loss)	$(43,017)	(14.3)%	$2,111	0.7%	$44,700	12.6%

    Revenues.  Total revenues for fiscal 2001 decreased 1.2%, or $3.8 million, from fiscal 2000. The decrease is the result of a $2.5 million, or 1.4%, decrease in software license fees revenue and a $2.8 million, or 4.8%, decrease in services revenue, offset by a $1.5 million, or 2.2%, increase in maintenance fees revenue.

    Total revenues for fiscal 2000 decreased 14.4%, or $51.2 million, from fiscal 1999. The decrease is a result of a $33.7 million, or 16.1%, decrease in software license fees revenue and a $22.3 million, or 27.6%, decrease in services revenue, offset by a $4.8 million, or 7.5%, increase in maintenance fees revenue.

    During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down had a negative impact on the Company's ACI Worldwide software license fees and services revenues due to the less than expected demand by customers and potential new customers to upgrade and enhance their current systems. In addition, since the Year 2000 cutover, the Company has found its customers increasingly scrutinizing their information technology purchases, which has led to further delays in software and services purchases. The Company believes overall demand for its products and services is increasing at a gradual pace. However, the Company believes that customer demand for its products and services will be slow to return to growth levels experienced prior to fiscal 2000.

    In fiscal 2001, the Company changed its sales compensation plans for its ACI Worldwide and Insession Technologies sales forces to emphasize PUF contracts for both customer renewals and new customers rather than emphasizing ILF/MLF contracts. This change resulted in an increase in PUF revenue and a decrease in MLF and Recognized-Up-Front MLF revenues for fiscal 2001.

    The increase in MLF revenue in fiscal 2000 is a result of growth of the installed base of customers licensing products under ILF/MLF type contracts in the Company's ACI Worldwide and Insession Technologies business units.

    The increase in maintenance fees revenue in both fiscal 2001 and 2000 resulted from growth in the installed base of the Company's software products in all three of the Company's business units.

    The decrease in services revenue in both fiscal 2001 and 2000 is primarily the result of a decreased demand for technical and project management services, which is primarily the result of a decrease in the sale of the Company's products.

    Corporate Restructuring and Other Charges.  During fiscal 2001, the Company incurred restructuring and other charges in the amount of $37.2 million. These charges are reflected in the accompanying consolidated statement of income as follows (in millions):

Cost of maintenance and services	$2.2
Research and development	0.3
Selling and marketing	0.3
General and administrative	11.8
Other expenses — non-recurring items	22.6

$37.2

    These charges relate to closing or significantly reducing the size of certain product development organizations and geographic sales offices, executive management changes, transfer of ownership in HHPC to the minority shareholder, write-down for declines in carrying value of investment holdings, and expensing of initial public offering ("IPO") costs associated with the withdrawn IPO of Insession Technologies, Inc.

    Expenses.  Total operating expenses for fiscal 2001 increased 2.8%, or $8.3 million (excluding $14.6 million of restructuring charges mentioned in the preceding section), over fiscal 2000. Total operating expenses for fiscal 2000 increased 6.1%, or $17.3 million, over fiscal 1999. During fiscal 2001 and 2000, the Company incurred increases in amortization expense of $9.5 million and $7.9 million, respectively, resulting primarily from acquisitions accounted for using the purchase method of accounting. The increase in fiscal 2001 amortization expense over fiscal 2000 relates primarily to the acquisition of MDL, which is part of the ACI Worldwide business unit. The increase in fiscal 2000 amortization expense over fiscal 1999 related to the acquisitions of Insession and WorkPoint, which are part of the Insession Technologies business unit, was $4.0 million; SDM, which is part of the ACI Worldwide business unit, was $0.9 million; and HHPC, which was $0.5 million. Also in fiscal 2001, total operating expenses decreased by $1.2 million resulting from cost savings generated by the restructuring activities, offset by an increase in operating expenses (other than amortization) associated with the acquisition of

MDL. The remaining increase in total operating expenses of $9.4 million in fiscal 2000 is due to an increase in costs to support the Company's products and services, as well as additional facilities and personnel costs arising from the Company's acquisitions, including wages, benefits, travel, rents and insurance, along with cost of living salary adjustments. Total staff (including both employees and independent contractors) was 1,839, 2,096 and 2,194 at September 30, 2001, 2000 and 1999, respectively. Other significant changes in operating expense line items are discussed below.

    Cost of software license fees for fiscal 2001 decreased $2.5 million, or 5.4%, as compared to fiscal 2000. This decrease was due primarily to a decrease in royalties owed to the owners of third-party products resulting from decreases in third-party product sales volumes and a decrease in the royalty rate for one third-party product.

    Research and development ("R&D") costs for fiscal 2001 increased $1.4 million, or 3.6% (excluding $0.3 million of restructuring charges), over fiscal 2000. R&D costs for fiscal 2000 increased $4.2 million, or 12.2%, over fiscal 1999. R&D consists primarily of compensation and related costs for R&D employees and contractors. R&D costs (excluding $0.3 million of restructuring and other charges in fiscal 2001) as a percentage of total revenues were 13.4%, 12.8% and 9.8% in fiscal 2001, 2000 and 1999, respectively. The majority of R&D costs have been charged to expense as incurred, with capitalization of certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in fiscal 2001, 2000 and 1999 totaled approximately $3.7 million, $8.6 million and $3.6 million, respectively.

    Selling and marketing costs (excluding $0.3 million of restructuring charges in fiscal 2001) as a percentage of total revenues were 25.3%, 24.9% and 19.8% in fiscal 2001, 2000 and 1999, respectively. The increase for fiscal 2000 is due to an increase in sales personnel and marketing activities in each of the business units.

    General and administrative costs for fiscal 2001 increased $2.8 million, or 4.5% (excluding $11.8 million of restructuring charges), over fiscal 2000. General and administrative costs for fiscal 2000 increased $3.7 million, or 6.3%, over fiscal 1999. The increase for fiscal 2001 is attributable to an increase in bad debts expense and occupancy costs, primarily from the MDL acquisition, offset by a decrease in personnel-related expenses. The decrease in personnel-related expenses is due to the consolidation of the Company's Consumer Banking, Electronic Commerce and Internet Banking operating units into the ACI Worldwide business unit during the fourth quarter of fiscal 2000. The increase for fiscal 2000 is attributable to an increase in personnel and facilities requirements related to Company acquisitions.

    Other Income and Expenses.  The increase in interest expense in fiscal 2001 and 2000 is due to increased borrowings on the Company's line-of-credit facilities. The increase in interest income is due primarily to the recognition of the interest component of Recognized-Up-Front MLFs. Other income (expense) resulted primarily from foreign currency translation gains and losses recognized by the Company. Other expenses in fiscal 1999 also includes non-recurring expenses totaling $0.7 million associated with the acquisition of MINT, which was accounted for using the pooling of interests method of accounting.

    In fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $7.4 million related to the Company's carrying value in HHPC. Also during fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and charges to earnings of $13.3 million for the declines in market values were required. The Company also expensed costs associated with the withdrawn IPO of Insession Technologies, Inc. totaling $1.9 million in fiscal 2001.

    Income Taxes.  The effective tax rate for fiscal 2001 was a benefit of approximately 4%, compared to a provision of 41% for fiscal 2000 and 38% for fiscal 1999. The effective tax rate for fiscal 2001 was primarily impacted by non-deductible amortization expense associated with acquisitions accounted for as purchases, non-recognition of tax benefits for operating losses in certain foreign locations and non-recognition of tax benefits for write-offs due to asset impairments and investment holdings.

    As of September 30, 2001, the Company has deferred tax assets of $41.5 million and deferred tax liabilities of $1.1 million. Each year, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis resulted in a valuation allowance of $18.1 million being recorded as of September 30, 2001. The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits has changed and, therefore, the valuation reserve may be adjusted accordingly.

Selected Quarterly Information

    The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2001 and 2000. This information has been derived from the Company's Consolidated Financial Statements and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

	Quarter Ended
	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999
Revenues:
Software license fees	$44,454	$41,716	$45,159	$42,467	$48,036	$46,498	$46,508	$35,253
Maintenance fees	18,474	18,387	17,420	15,965	17,498	17,340	17,204	16,685
Services	12,074	13,568	13,913	16,204	16,623	15,064	11,677	15,179

Total revenues	75,002	73,671	76,492	74,636	82,157	78,902	75,389	67,117

Expenses:
Cost of software license fees	9,919	10,723	11,233	11,591	12,207	11,851	11,084	10,825
Cost of maintenance and services	16,457	20,311	18,011	18,711	18,673	17,952	17,264	16,792
Research and development	8,883	10,854	10,722	10,069	10,279	10,125	9,968	8,460
Selling and marketing	17,848	20,483	18,247	19,695	20,937	18,837	18,204	17,561
General and administrative	18,318	26,513	16,050	16,127	16,434	16,185	15,159	14,638
Amortization of goodwill and purchased intangibles	3,860	4,293	3,413	2,367	2,418	2,035	1,758	2,177

Total expenses	75,285	93,177	77,676	78,560	80,948	76,985	73,437	70,453

Operating income (loss)	(283)	(19,506)	(1,184)	(3,924)	1,209	1,917	1,952	(3,336)

Other income (expense):
Interest income	1,132	1,725	716	824	832	985	717	947
Interest expense	(287)	(349)	(749)	(619)	(599)	(178)	(72)	(63)
Other	1,896	(914)	(988)	273	215	(1,065)	(51)	183
Non-recurring items	(857)	(7,406)	—	(14,311)	—	—	—	—

Total other income (expense)	1,884	(6,944)	(1,021)	(13,833)	448	(258)	594	1,067

Income (loss) before income taxes	1,601	(26,450)	(2,205)	(17,757)	1,657	1,659	2,546	(2,269)
Income tax benefit (provision)	(5,147)	4,935	(1,399)	3,405	(729)	(644)	(995)	886

Net income (loss)	$(3,546)	$(21,515)	$(3,604)	$(14,352)	$928	$1,015	$1,551	$(1,383)

Earnings per share:
Basic	(0.10)	(0.61)	(0.10)	(0.45)	0.03	0.03	0.05	(0.04)

Diluted	(0.10)	(0.61)	(0.10)	(0.45)	0.03	0.03	0.05	(0.04)

Liquidity and Capital Resources

    As of September 30, 2001, the Company's principal sources of liquidity consisted of $32.3 million of cash and cash equivalents, and available bank lines of credit. The Company has a $25 million bank line-of-credit with a large United States bank secured by certain trade receivables of TSA. The line-of-credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line-of-credit with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.4 million. The foreign line requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. The Company is in compliance with all debt covenants as of September 30, 2001. As of September 30, 2001, outstanding borrowings totaled $12.0 million. The remaining $17.4 million is available to the Company for future borrowings.

    The Company's net cash provided by operating activities for fiscal 2001 was $22.8 million. Net cash used in operating activities in fiscal 2000 was $13.6 million and net cash provided by operating activities for fiscal 1999 was $40.3 million. In an effort to enhance upfront software license fee payments in fiscal 2001, the Company adopted an initiative to pursue PUF payment options for its software licensing rather than ILF/MLF payment options. Under the PUF payment option, the licensee pays the license fee at the beginning of the software term whereas under the ILF/MLF payment option, the licensee pays a portion of the software license fees at the beginning of the software term and the remaining portion over the software license term. The improvement in operating cash flows in fiscal 2001 as compared to fiscal 2000 was primarily due to a decrease in billed and accrued receivables, which is due in part to the Company's emphasis on PUF contracts rather than ILF/MLF contracts. The decrease in fiscal 2000 as compared to fiscal 1999 of $53.9 million is due primarily to a decrease in net income and an increase in billed and accrued receivables. These amounts were offset, in part, by an increase in amortization resulting from acquisitions.

    An important contributor to the cash management program is the Company's factoring of accrued receivables, whereby interest in its receivables are transferred on a non-recourse basis to third party financial institutions in exchange for cash. During fiscal 2001, 2000 and 1999, the Company generated operating cash flows from the factoring of accrued receivables of $19.2 million, $19.9 million and $30.9 million, respectively.

    During fiscal 2001, the Company incurred restructuring and other charges in the amount of $37.0 million. These charges are comprised of $1.7 million of cash used in fiscal 2001, $4.3 million of cash expected to be used in fiscal 2002 and $30.9 million of non-cash charges.

    The Company's net cash flows used in investing activities totaled $9.9 million, $32.7 million and $20.2 million in fiscal 2001, 2000 and 1999, respectively. The decrease in cash used in investing activities in fiscal 2001 as compared to 2000 is due to a decrease in acquisition-related expenditures, and decreased purchases of software, property and equipment. The increase in cash used in investing activities in fiscal 2000 as compared to 1999 is due to an increase in purchases of software and distribution rights and an increase in investments and notes receivable.

    In fiscal 1999, the Company purchased 1.25 million shares of Digital Courier Technologies, Inc. ("DCTI") Common Stock for $6.5 million. The Company also received warrants to purchase an additional 1.0 million shares of DCTI Common Stock at an exercise price of $5.20 per share. During fiscal 2000, the Company exercised these warrants and acquired the additional 1.0 million shares for $5.2 million. During fiscal 2000, the Company sold 536,500 shares of DCTI Common Stock for $4.0 million, resulting in a gain of $1.2 million. In fiscal 2001, after considering current market conditions and specific information regarding DCTI, the Company determined that the decline in market value for DCTI was

"other than temporary" and a non-cash charge to earnings in the amount of $8.9 million, the Company's carrying value in DCTI, was recorded.

    The Company's net cash flows used in financing activities was $4.2 million, $40,000 and $13.5 million in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, the Company had net payments on its bank line-of-credit facilities of $5.9 million as compared to net borrowings of $17.9 million during fiscal 2000. In fiscal 1999, the Company's Board of Directors approved the repurchase of up to 2,000,000 shares of Common Stock through February 2001. Under this repurchase program, the Company acquired 1,000,300 shares in fiscal 2000 at an average cost of $21.00 per share totaling $21.0 million and 475,000 shares in fiscal 1999 at an average cost of $29.98 per share totaling $14.2 million. The Company used cash flow from operations to fund the Common Stock repurchases.

    The Company believes that its existing sources of liquidity, including cash provided by operating activities along with cash generated from its factoring program and borrowings under its line-of-credit facilities, will satisfy the Company's projected working capital and other cash requirements for the foreseeable future.

Forward-Looking Statements

    This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will", and words and phrases of similar impact, and include but are not limited to statements regarding future operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

  •
  The Company will continue to derive a majority of its total revenue from international operations and is subject to risks of conducting international operations including: difficulties in staffing and management, reliance on independent distributors, longer payment cycles, volatilities of foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

  •
  The Company will continue to derive a substantial majority of its total revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on the Company's financial condition and results of operations.

  •
  The Company will continue to derive a substantial portion of its revenues from licensing of software products that operate on Compaq computers. Any reduction in demand for these computers or in Compaq's ability to deliver products on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. Compaq has announced that it is planning to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. Also, Compaq is contemplating a merger with Hewlett-Packard Co. The Company has not determined whether the consolidation of the high-end servers, if it occurs as announced, or the merger, if consummated, would materially affect the Company's business, financial position or results of operation.

  •
  The Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry. Further, banks are continuing to consolidate, decreasing the overall number of potential buyers of TSA's products and services.

  •
  New accounting standards, or additional interpretations or guidance regarding existing standards, could be issued in the future, which could lead to unanticipated changes in the Company's current financial accounting policies. These changes could affect the timing of revenue or expense recognition and cause fluctuations in operating results.

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

  •
  The Company has expanded and may seek to continue to expand its operations through the acquisition of additional businesses. Acquisitions involve many risks that could have a material adverse effect on the Company's business, financial condition and results of operations. Management's negotiations of potential acquisitions and the integration of acquired businesses or technologies could divert their time and resources. Further, the Company may not be able to properly integrate acquired businesses or technology with its existing operations, train and motivate personnel from the acquired business, or combine potentially different corporate cultures.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks associated primarily related to changes in foreign currency exchange rates. The Company conducts business in all parts of the world. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar will result in the Company's products and services being more expensive to a potential foreign buyer, and in those instances where the Company's goods and services have already been sold, will result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company has not entered into, nor does it currently anticipate entering into, any foreign currency hedging transactions.

    The Company is exposed to market risks associated with changes in interest rates. The Company had outstanding borrowings of $12.0 million on its bank line-of-credit as of September 30, 2001. Interest on the bank line-of-credit accrues at an annual rate equal to the bank's prime rate less .25%, which was 5.75% as of September 30, 2001. The Company does not utilize any derivative financial instruments for purposes of managing its interest rate risk.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors of the registrant is contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002 ("the Proxy Statement") and is incorporated herein by reference.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

(1) Financial Statements

    Index to consolidated financial statements filed as part of this Form 10-K:

(2) Financial Statement Schedules

    All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Decription
2.01 (2)	Senior Convertible Preferred Stock and Warrant Purchase Agreement among ACI Holding, Inc. and the Several Named hasers Named therein, dated as of December 31, 1993
2.02 (2)	Stock Purchase Agreement between and among Tandem Computers Incorporated, Tandem Computers Limited, Applied Communications, Inc., Applied Communications Inc Limited and ACI Holding, Inc., dated November 8, 1993, and amendments thereto
2.03 (2)	Stock Purchase Agreement between and among U S Software Holding, Inc., Michael J. Scheier, Trustee, Michael J. Scheier and ACI Holding, Inc., dated December 13, 1993, and amendments thereto
2.04 (2)	Stock and Warrant Holders Agreement, dated as of December 30, 1993
2.05 (2)	Credit Agreement among ACI Transub, Inc., ACI Holding, Inc., certain lenders and Continental Bank N.A., as Agent, dated December 31, 1993, including Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement and Consent
2.06 (2)	Letter Agreement among ACI Holding, Inc., Alex. Brown and Sons, Incorporated and Kirkpatrick Pettis Smith Polian, Inc., and amendment thereto
2.07 (2)	ACI Management Group Investor Subscription Agreement, dated as of December 30, 1993

2.08 (3)	Asset Purchase Agreement Between 1176484 Ontario Inc. and TXN Solution Integrations dated June 3, 1996
2.09 (4)	Stock Exchange Agreement by and among the Company, Grapevine Systems, Inc. and certain principal shareholders of Grapevine Systems, Inc., dated as of July 15, 1996
2.10 (9)	Stock Exchange Agreement dated April 17, 1997 by and among the Company and Regency Voice Systems, Inc. and related entities.
2.11 (10)	Agreement and Plan of Merger dated April 27, 1998 among the Company, I.N. Acquisition Corp. and IntraNet
2.12 (16)	Combination Agreement, dated as of October 24, 2000, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company, TSA Exchangeco Limited and MessagingDirect Ltd.
2.13 (16)	Plan of Arrangement under Section 186 of the Business Corporations Act (Alberta)
2.14 (16)	Voting and Exchange Trust Agreement, dated as of January 11, 2001, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company, TSA Exchangeco Limited and Wells Fargo Bank Minnesota, National Association
2.15 (16)	Support Agreement, dated as of January 11, 2001, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company and TSA Exchangeco Limited
3.01 (2)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02 (13)	Amended and Restated Bylaws of the Company, and First Amendment thereto
4.01 (2)	Form of Common Stock Certificate
10.01 (2)	ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
10.02 (2)	ACI Holding, Inc. Employees Stock Purchase Plan
10.03 (2)	Applied Communications, Inc. First Restated Profit Sharing Plan and Trust
10.04 (2)	Applied Communications, Inc. Profit Sharing/401(k) Plan and Amendment No. 1 thereto
10.05 (2)	U.S. Software, Inc. Profit Sharing Plan and Trust
10.06 (7)	Consulting Agreement between Transaction Systems Architects, Inc. and Michael J. Scheier and U.S. Software Holding dated December 31, 1995
10.07 (12)	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.08-.12	(Intentionally omitted)
10.13 (2)	Voting Agreement among ACI Holding, Inc. and certain investors, dated as of December 30, 1993
10.14 (2)	Registration Rights Agreement between ACI Holding, Inc. and certain stockholders, dated December 30, 1993
10.15-.16	(Intentionally omitted)
10.17 (2)	Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
10.18 (2)	Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
10.19 (2)	Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
10.20 (2)	Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
10.21 (5)	Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
10.22 (2)	Lease respecting facility at 2200 Abbott Drive, Carter Lake, Iowa
10.23 (5)	Lease respecting facility at 182 Clemenceau Avenue, Singapore
10.24 (8)	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.25 (1)	Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom

10.26 (14)	Credit Facility Letter Agreement and Promissory Note with Wells Fargo Bank Nebraska, N.A.
10.26a (15)	Amendment to Credit Facility Letter Agreement & Interim Promissory Note with Wells Fargo Bank Nebraska, N.A.
10.27 (2)	Software House Agreement, as amended, between Tandem Computers Incorporated and Applied Communications, Inc.
10.28 (1)	Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
10.29 (3)	Second Amendment to Software House Agreement between Tandem Computers Incorporated and Applied Communications, Inc.
10.30 (11)	Transaction Systems Architects, Inc. Deferred Compensation Plan
10.31 (11)	Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
10.32 (13)	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain employees
10.33 (14)	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
10.34 (15)	Advice of Borrowing Terms for ACI Worldwide (EMEA) Ltd.
10.35 (17)	Credit Agreement with U.S. Bank National Association
10.36 (18)	Stock Option Agreement between Transaction Systems Architects, Inc. and Gregory J. Duman
21.01 (4)	Subsidiaries of the Company
23.01	Consent of Independent Public Accountants

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

(9)
Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated May 13, 1997.

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

(15)
Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000.

(16)
Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(17)
Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(18)
Incorporated by reference to exhibit 10.1 to the Registration Statement No. 333-75964 on Form S-8.

(b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of December, 2001.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
By:	/s/ LARRY G. FENDLEY Larry G. Fendley Interim Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ LARRY G. FENDLEY Larry G. Fendley	Interim Chief Executive Officer and Director	December 26, 2001
/s/ DWIGHT G. HANSON Dwight G. Hanson	Chief Financial Officer, Treasurer and Senior Vice President	December 26, 2001
/s/ EDWARD C. FUXA Edward C. Fuxa	Chief Accounting Officer, Vice President and Controller	December 26, 2001
/s/ GREGORY J. DUMAN Gregory J. Duman	Chairman of the Board and Director	December 26, 2001
/s/ CHARLES E. NOELL, III Charles E. Noell, III	Director	December 26, 2001
/s/ ROGER K. ALEXANDER Roger K. Alexander	Director	December 26, 2001
/s/ JIM D. KEVER Jim D. Kever	Director	December 26, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. (a Delaware corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Omaha, Nebraska,
October 26, 2001

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$32,252	$23,400
Marketable securities	2,650	8,106
Billed receivables, net of allowances of $8,700 and $5,941, respectively	50,277	63,556
Accrued receivables	50,932	51,659
Prepaid income taxes	1,911	2,710
Deferred income taxes	8,700	11,208
Other	10,990	13,134

Total current assets	157,712	173,773
Property and equipment, net	14,580	19,614
Software, net	27,954	26,757
Intangible assets, net	82,327	65,254
Long-term accrued receivables	24,916	27,018
Investments and notes receivable	1,309	8,146
Deferred income taxes	13,627	2,958
Other	5,028	6,632

Total assets	$327,453	$330,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,559	$18,396
Accounts payable	13,542	16,023
Accrued employee compensation	9,030	7,472
Accrued liabilities	23,369	20,003
Deferred revenue	35,857	43,373

Total current liabilities	94,357	105,267
Long-term debt	761	532
Long-term deferred revenue	12,610	13,993
Other	1,057	—

Total liabilities	108,785	119,792

Commitments and contingencies
Stockholders' equity:
Redeemable Convertible Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 2001 and 2000	—	—
Redeemable Convertible Class B Common Stock and Warrants, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and 2000	—	—
Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 36,687,658 and 33,100,967 shares issued and outstanding at September 30, 2001 and 2000, respectively	184	165
Class B Common Stock, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and 2000	—	—
Additional paid-in capital	222,501	170,946
Retained earnings	42,016	85,033
Treasury stock, at cost, 1,476,145 shares at September 30, 2001 and 2000	(35,258)	(35,258)
Accumulated other comprehensive income	(10,775)	(10,526)

Total stockholders' equity	218,668	210,360

Total liabilities and stockholders' equity	$327,453	$330,152

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2001	2000	1999
Revenues:
Software license fees	$173,796	$176,295	$210,002
Maintenance fees	70,246	68,727	63,933
Services	55,759	58,543	80,859

Total revenues	299,801	303,565	354,794

Expenses:
Cost of software license fees	43,466	45,967	44,079
Cost of maintenance and services	73,490	70,681	72,096
Research and development	40,528	38,832	34,612
Selling and marketing	76,273	75,539	70,121
General and administrative	77,008	62,416	58,725
Amortization of goodwill and purchased intangibles	13,933	8,388	4,901

Total expenses	324,698	301,823	284,534

Operating income (loss)	(24,897)	1,742	70,260

Other income (expense):
Interest income	4,397	3,481	2,947
Interest expense	(2,004)	(912)	(401)
Other	267	(718)	(936)
Non-recurring items	(22,574)	—	—

Total other income (expense)	(19,914)	1,851	1,610

Income (loss) before income taxes	(44,811)	3,593	71,870
Income tax benefit (provision)	1,794	(1,482)	(27,170)

Net income (loss)	$(43,017)	$2,111	$44,700

Earnings per share information:
Weighted average shares outstanding:
Basic	34,116	31,744	31,667

Diluted	34,116	32,117	32,363

Earnings per share:
Basic	$(1.26)	$0.07	$1.41

Diluted	$(1.26)	$0.07	$1.38

Comprehensive income information:
Net income (loss)	$(43,017)	$2,111	$44,700
Other comprehensive income:
Foreign currency translation adjustments	(3,702)	(2,470)	(178)
Change in unrealized loss on investments	3,453	(2,760)	(231)

Comprehensive income (loss)	$(43,266)	$(3,119)	$44,291

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, September 30, 1998	$150	$6	$112,398	$38,222	$(12)	$(4,887)	$145,877
Issuance of Class A Common Stock for purchase of Insession Inc.	4	—	28,421	—	—	—	28,425
Issuance of Class A Common Stock for purchase of SDM International, Inc.	2	—	14,485	—	—	—	14,487
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,339	—	—	—	1,339
Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—
Purchase of 475,000 shares of Class A Common Stock pursuant to a stock repurchase program		—	—	—	(14,238)	—	(14,238)
Exercise of stock options	1	—	2,216	—	—	—	2,217
Tax benefit of stock options exercised	—	—	2,771	—	—	—	2,771
Change in unrealized investment holding loss	—	—	—	—	—	(231)	(231)
Net income	—	—	—	44,700	—	—	44,700
Foreign currency translation adjustments	—	—	—	—	—	(178)	(178)

Balance, September 30, 1999	163	—	161,630	82,922	(14,250)	(5,296)	225,169
Issuance of Class A Common Stock for purchase of WorkPoint Systems, Inc.	1	—	3,982	—	—	—	3,983
Issuance of Class A Common Stock for purchase of Hospital Health Plan Corp.	—	—	1	—	—	—	1
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,883	—	—	—	1,883
Purchase of 1,000,300 shares of Class A Common Stock pursuant to a stock repurchase program	—	—	—	—	(21,008)	—	(21,008)
Exercise of stock options	1	—	2,005	—	—	—	2,006
Tax benefit of stock options exercised	—	—	1,445	—	—	—	1,445
Change in unrealized investment holding loss	—	—	—	—	—	(2,760)	(2,760)
Net income	—	—	—	2,111	—	—	2,111
Foreign currency translation adjustments	—	—	—	—	—	(2,470)	(2,470)

Balance, September 30, 2000	165	—	170,946	85,033	(35,258)	(10,526)	210,360
Issuance of Class A Common Stock for purchase of MessagingDirect, Ltd.	17	—	49,504	—	—	—	49,521
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	1	—	1,464	—	—	—	1,465
Exercise of stock options	1	—	374	—	—	—	375
Tax benefit of stock options exercised	—	—	213	—	—	—	213
Change in unrealized investment holding loss	—	—	—	—	—	3,453	3,453
Net loss	—	—	—	(43,017)	—	—	(43,017)
Foreign currency translation adjustments	—	—	—	—	—	(3,702)	(3,702)

Balance, September 30, 2001	$184	$—	$222,501	$42,016	$(35,258)	$(10,775)	$218,668

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(43,017)	$2,111	$44,700
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,896	8,478	8,270
Amortization	30,632	21,135	13,206
Non-recurring items	22,574	—	—
Gain on sale of marketable securities	—	(1,221)	—
Changes in operating assets and liabilities:
Billed and accrued receivables, net	17,628	(22,668)	(23,902)
Other current assets	743	(5,913)	(2,550)
Other assets	4,201	(3,285)	(1,261)
Accounts payable	(3,635)	7,488	(2,424)
Accrued employee compensation	1,531	(480)	(1,332)
Accrued liabilities	61	1,367	(9,616)
Income tax liabilities	(7,220)	(22,691)	3,239
Deferred revenue	(9,693)	2,040	11,932
Other liabilities	1,057	—	—

Net cash provided by (used in) operating activities	22,758	(13,639)	40,262

Cash flows from investing activities:
Purchases of property and equipment	(3,389)	(6,574)	(7,322)
Purchases of software and distribution rights	(4,968)	(12,361)	(6,891)
Purchases of marketable securities	—	(5,200)	(6,500)
Proceeds from sale of marketable securities	—	4,011	—
Acquisitions of businesses, net of cash received	226	(7,959)	(8,949)
Proceeds from sale of business	—	—	10,093
Additions to investments and notes receivable	(772)	(2,577)	(602)
Note receivable from executive officer	(1,000)	(2,000)	—

Net cash used in investing activities	(9,903)	(32,660)	(20,171)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	1,465	1,883	1,339
Proceeds from sale and exercise of stock options	375	2,006	2,216
Purchases of Class A Common Stock	—	(21,008)	(14,238)
Net borrowings on lines of credit	(5,925)	17,925	—
Payments of long-term debt	(65)	(846)	(2,792)

Net cash used in financing activities	(4,150)	(40)	(13,475)

Effect of exchange rate fluctuations on cash	147	(743)	218

Net increase (decrease) in cash and cash equivalents	8,852	(47,082)	6,834
Cash and cash equivalents, beginning of period	23,400	70,482	63,648

Cash and cash equivalents, end of period	$32,252	$23,400	$70,482

Supplemental cash flow information:
Income taxes paid	$5,826	$24,394	$24,039
Interest paid	2,021	839	397

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

    The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal years 2001, 2000 and 1999, approximately 60%, 55% and 66%, respectively, of the Company's total revenues were derived from licensing the BASE24 family of products and providing related services and maintenance. BASE24 products operate on Compaq Inc.'s NonStop Himalaya servers. The Company's future results depend, in part, on market acceptance of Compaq's NonStop Himalaya servers and the financial success of Compaq, Inc.

Consolidated Financial Statements

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Revenue under multiple-element arrangements, which may include several software products or services sold together, are allocated to each element based upon the residual method in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for PCS and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fee revenues are recognized under the residual method in arrangements in which the software is licensed with PCS and/or other professional services, and the undelivered elements of the arrangements are not essential to the functionality of the delivered software.

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

    The Company has concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fees revenue should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs". For all other products, it has been concluded that (1) the Company does not have a standard business practice of using extended payment terms, and/or (2) the Company does not have a long-range history of successful collections for those products.

    The present value of Recognized-Up-Front MLFs, net of third party royalties, recognized in fiscal 2001, 2000 and 1999 totaled approximately $21.3 million, $30.3 million and $60.5 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 9.25% to 11.00% in fiscal 2001, from 10.25% to 11.00% in fiscal 2000 and from 9.5% to 10.25% in fiscal 1999. Recognized-Up-Front MLFs that have been recognized in software license fees revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying consolidated balance sheets.

    Software license fee revenues for fiscal 2001, 2000 and 1999 consisted of the following (in thousands):

	2001	2000	1999
ILFs & PUFs	$102,737	$88,348	$95,002
MLFs (other than Recognized-Up-Front MLFs)	49,748	57,681	54,500
Recognized-Up-Front MLFs	21,311	30,266	60,500

	$173,796	$176,295	$210,002

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Factoring of Accrued Receivables

    During fiscal 2001, 2000 and 1999, the Company sold the rights to future payment streams under software arrangements that involved Recognized-Up-Front MLFs and received cash of approximately $19.2 million, $19.9 million and $30.9 million, respectively. These fiscal 2001, 2000 and 1999 factoring transactions had no impact on total revenues, but instead resulted in a reduction in accrued receivables related to software license fees. The cash received under the factoring transactions included the PCS element of the software arrangements, which the Company has recorded as deferred revenue and is recognizing over the term of the PCS agreement.

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

	2001	2000	1999
Balance, beginning of period	$5,941	$7,251	$5,148
Provision charged to expense	9,346	3,580	3,758
Amounts written off, net of recoveries	(6,587)	(4,890)	(1,655)

Balance, end of period	$8,700	$5,941	$7,251

Deferred Revenue

    Deferred revenues result when the Company is able to bill for elements of a software arrangement in advance of revenue recognition of those elements. Examples of situations causing deferred revenues to be recorded include: (1) cash is received at the time of contract signing, even though delivery of the software has not yet occurred, (2) the Company bills for PCS or services prior to the PCS or services being provided to the customer, (3) the Company bills the customer in advance (often in quarterly or annual amounts) for monthly software license fees, which are then amortized over the contract period to which these billings relate, and (4) cash is received under factoring transactions where a portion of the future payment streams being sold relates to the PCS element of the software arrangement.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Assets under capital leases are amortized over the shorter of the asset life or the lease term.

Software

    Software consists of internally-developed software and purchased software. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Technological feasibility is determined upon completion of a detailed program design or internal specification. The internal specification establishes that the product can be produced to meet its design specifications including functions, features and technical performance requirements. Software development costs capitalized in fiscal 2001, 2000 and 1999 totaled $3.7 million, $8.6 million and $3.6 million, respectively. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition ("acquired software") and costs of computer software obtained for internal use that were capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("internal-use software"). During fiscal 2001, the Company recorded acquired software related to the acquisition of MessagingDirect Ltd. of $13.6 million. During fiscal 1999, the Company recorded acquired software, primarily related to the acquisitions of Insession Inc. and SDM International, Inc., of $20.7 million. Amortization of internally-developed software costs begins when the products are available for licensing to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over three years. Due to competitive pressures, it may be possible the anticipated gross revenue or remaining estimated economic life of the software products will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of acquired and internal-use software is generally computed using the straight-line method over its estimated useful life of approximately three years. Software amortization expense in fiscal 2001, 2000 and 1999 totaled $14.9 million, $11.3 million and $7.1 million, respectively.

Intangible Assets

    Intangible assets consist of goodwill arising from various acquisitions and are amortized using the straight-line method over a range of five to ten years. As of September 30, 2001 and 2000, accumulated amortization of intangible assets was $31.2 million and $18.8 million, respectively. The Company evaluates at least annually the recoverability of its excess cost of businesses acquired over related net assets. In assessing recoverability, the current and future profitability of the related operations are considered, along with management's plans with respect to the operations and the projected undiscounted cash flows.

Impairment of Long-Lived Assets

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized. The impairment loss would equal the difference between the carrying amount and the fair value of the asset.

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

Stock-Based Compensation

    The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The adoption of SAB No. 101 did not have a material impact on the Company's financial condition or results of operations as the Company's revenue recognition policies already conformed to the provisions of SAB No. 101.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company is required to be in conformity with the provisions of SFAS No. 142 no later than the fiscal year beginning October 1, 2002; however, the Company is permitted to apply the provisions of SFAS No. 142 during its fiscal year beginning October 1, 2001. The Company is currently reviewing SFAS No. 142 and has not determined the impact of its adoption on the Company's financial position or results of operations.

    In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets disposed of by sale. The Company is required to be in conformity with the provisions of SFAS No. 144 no later than the fiscal year beginning October 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

Reclassifications

    Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.  Corporate Restructuring and Other Charges

    The Company continually evaluates its investment holdings and long-lived assets for evidence of impairment. During fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and a charge to earnings for the declines in market value was required. Therefore, the Company recorded non-cash charges of $12.4 million and $0.9 million during the first and fourth quarters of fiscal 2001, respectively.

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

    During the third quarter of fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices. The Company also made executive management changes and transferred its 70% ownership in Hospital Health Plan Corporation ("HHPC") to the minority shareholder. These actions resulted in a charge of $22.0 million reflected in the accompanying fiscal 2001 statement of income. The allocation of this amount is as follows: $2.2 million in cost of maintenance and services, $0.3 million in research and development, $0.3 million in selling and marketing, $11.8 million in general and administrative, and $7.4 million as a non-recurring item. Charges associated with the corporate restructuring and included in operating expenses were as follows (in thousands):

Asset impairments	$3,125
Lease obligations	1,738
Termination benefits	4,768
Other restructuring charges	4,935

$14,566

    Asset impairments relate to the write-off of property and equipment in vacated office facilities and other-than-temporary declines in the fair value of certain notes receivables. Lease obligations relate to vacated corporate office facilities. Where possible, the Company is actively seeking third parties to purchase abandoned property and equipment or sub-lease vacated office facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party purchases or sub-leases. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the operational restructuring and the partial forgiveness of a note receivable from an executive officer. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring charges include settlement costs and allowance provisions for customers under related contractual obligations. At September 30, 2001, the remaining accrued liability associated with the restructuring and other charges described above consisted of $1.4 million in lease obligations, $1.5 million in termination benefits and $1.1 million in other restructuring charges.

    The Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $7.4 million, related to the Company's carrying value in HHPC, in the third quarter of fiscal 2001.

3.  Acquisitions

    During fiscal 1999, the Company acquired all of the outstanding securities of Media Integration BV ("MINT"), which is located in the Netherlands. MINT's products are used to issue and manage multi-functional applications on smart cards. Shareholders of MINT received 740,000 shares of Class A Common Stock. The stock exchange was accounted for as a pooling-of-interests.

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

    Also during fiscal 2000, the Company acquired a 70 percent ownership in HHPC, a business that offers a suite of products designed to facilitate the automatic adjudication of medical claims. HHPC was acquired for $4.6 million in cash and $3.3 million in assumed liabilities. This acquisition was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $7.8 million was allocated to goodwill, which was being amortized using the straight-line method over five years. In fiscal 2001, the Company transferred its 70 percent ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $7.4 million, related to the Company's carrying value in HHPC.

    During fiscal 2001, the Company acquired all of the outstanding securities of MessagingDirect Ltd. ("MDL"). MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. Shareholders of MDL received 3,357,351 shares of Class A Common Stock (or Exchangeable Shares of TSA Exchangeco Limited which can be converted on a one-for-one basis for shares of TSA Class A Common Stock or options to purchase shares of TSA Class A Common Stock) with a fair market value at the time of purchase of approximately $49.5 million. The share exchange was accounted for using the purchase method of accounting. An independent valuation of MDL was performed and used as an aid in determining the fair market value of each identifiable intangible asset. Accordingly, the excess purchase price over the estimated fair value of each identifiable tangible and intangible asset acquired was allocated to goodwill, which is being amortized using the straight-line method over five years. Approximately $38.3 million of the purchase price was allocated to goodwill and $11.8 million to software.

    The following represents unaudited pro forma results of operations for the MDL acquisition as if it had occurred as of the beginning of each period presented (in thousands, except per share amounts):

	Year Ended September 30,
	2001	2000
Unaudited pro forma information Revenues	$301,712	$311,209
Net Income (loss)	(45,815)	(9,079)
Earnings per share: Basic	(1.22)	(0.26)
Diluted	(1.22)	(0.26)

    The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

4.  Marketable Securities

    In fiscal 1999, the Company entered into a transaction with Digital Courier Technologies, Inc. ("DCTI"), whereby the Company acquired 1.25 million shares of DCTI's Common Stock for $6.5 million. In addition, the Company received warrants to purchase an additional 1.0 million shares at an exercise price of $5.20 per share. DCTI supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery software. During fiscal 2000, the Company exercised these warrants and acquired the additional 1.0 million shares for $5.2 million. Also during fiscal 2000, the Company sold 536,500 shares of DCTI Common Stock for $4.0 million, resulting in a gain on sale of marketable securities of $1.2 million. During fiscal 2001, the Company recorded a non-cash charge to earnings totaling $8.9 million for the "other than temporary" decline in the market value of its investment in DCTI.

    The Company also owns 2.5 million shares of Nestor, Inc. ("Nestor") Common Stock. Nestor is a provider of neural-network solutions for financial, internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product.

    The Company has accounted for the investments in DCTI and Nestor Common Stock in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The investments in marketable securities have been classified as available-for-sale and recorded at fair market value, which is estimated based on quoted market prices. Net unrealized holding losses at September 30, 2001 and 2000 were $2.4 million and $5.8 million, respectively, and are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Gains and losses are determined by specific identification.

5.  Property and Equipment

    Property and equipment consists of the following (in thousands):

	September 30,
	2001	2000
Computer equipment	$41,349	$41,963
Office furniture and fixtures	8,761	8,851
Leasehold improvements	6,339	6,902
Vehicles	350	442

	56,799	58,158
Less: accumulated depreciation and amortization	(42,219)	(38,544)

Property and equipment, net	$14,580	$19,614

6.  Software

    Software consists of the following (in thousands):

	September 30,
	2001	2000
Internally-developed software	$25,008	$20,476
Purchased software	53,720	41,750

	78,728	62,226
Less: accumulated amortization	(50,774)	(35,469)

Software, net	$27,954	$26,757

7.  Line-of-Credit Facilities

    The Company has a $25.0 million bank line-of-credit with a large United States bank secured by certain trade receivables. The line-of-credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company is in compliance with all debt covenants as of September 30, 2001. The Company also has a line-of-credit with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.4 million. The foreign line requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd.

    Interest on the U.S. line-of-credit accrues at an annual rate equal to either the bank's prime rate less .25% or the LIBOR rate plus 1.75% and is payable monthly. Interest on the foreign line-of-credit accrues at an annual rate of 1% above the bank's "base rate." During fiscal 2001 and 2000, the Company recorded interest expense of $1.5 million and $0.5 million, respectively, related to its line-of-credit facilities. The carrying amounts of the Company's line-of-credit facilities approximate fair value due to their variable interest rates. Current U.S. line-of-credit borrowings outstanding totaled $12.0 million as of September 30, 2001, with an interest rate on these borrowings of 5.75%. The remaining $17.4 million is available to the Company for future borrowings. The U.S. line-of-credit expires in June 2002 and the foreign bank line-of-credit expires in August 2002.

8.  Treasury Stock

    The Company's Board of Directors approved the repurchase of up to 2,000,000 shares of Class A Common Stock through February 2001, at market prices in open-market, negotiated or block transactions. The purpose of the stock repurchase program was to replace the shares issued in the SDM acquisition completed in July 1999, and to fund a reserve of shares for future employee stock option grants, acquisitions or other corporate purposes. Pursuant to this stock repurchase program, the Company acquired 1,000,300 shares at an average cost of $21.00 per share in fiscal 2000 and 475,000 shares at an average cost of $29.98 per share in fiscal 1999.

9.  Common Stock and Earnings Per Share

    Exchangeable Shares and options received by shareholders of MDL (see Note 3) that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2001 consolidated balance sheet, and are included in common shares outstanding for earnings per share ("EPS") computations for fiscal 2001.

    EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders, adjusted for the effect of any outstanding dilutive securities (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerator for all periods presented. For fiscal 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss. The differences between the basic and diluted EPS denominators for fiscal 2000 and 1999, which amounted to approximately 373,000 shares and 696,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method.

    Weighted average shares from stock options of 3,321,014 for fiscal 2000 and 96,025 for fiscal 1999 were excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

10. Comprehensive Income

    The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income
Balance, September 30, 1998	$(2,075)	$(2,812)	$(4,887)
Fiscal 1999 activity	(178)	(231)	(409)

Balance, September 30, 1999	(2,253)	(3,043)	(5,296)
Fiscal 2000 activity	(2,470)	(1,539)	(4,009)
Reclassification adjustment for gain included in net income	—	(1,221)	(1,221)

Balance, September 30, 2000	(4,723)	(5,803)	(10,526)
Fiscal 2001 activity	(3,702)	(5,457)	(9,159)
Reclassification adjustment for loss included in net loss	—	8,910	8,910

Balance, September 30, 2001	$(8,425)	$(2,350)	$(10,775)

    Since the Company has established an asset valuation allowance against its net deferred tax assets, the components of accumulated other comprehensive income have not been tax effected.

11. Segment Information

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's products and services are organized into three active business units: (1) ACI Worldwide (previously referred to as Consumer e-Payments), (2) Insession Technologies (previously referred to as Electronic Business Infrastructure) and (3) IntraNet, Inc. (previously referred to as Corporate Banking e-Payments). Another business unit, Health Payments Systems, was disbanded in fiscal 2001.

    ACI Worldwide products represent the Company's largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from traditional point of sale devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; process electronic benefit transfer transactions; authorize checks; establish frequent shopper programs; automate settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems and business process automation across computing systems, involving mainframes, distributed computing networks and the Internet. IntraNet, Inc. products offer high-value payments processing, bulk/recurring payments processing, wire room processing, global messaging, integration payments management and continuous link settlement processing.

    In the third quarter of fiscal 2001, the Company transferred its 70 percent ownership in HHPC, which comprised the majority of its Health Payment Systems business unit, to the minority shareholder. HHPC's products allow large corporations and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit at the beginning of the fourth quarter of fiscal 2001. Prior period segment information has been restated to reflect this change.

    The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. The following are revenues and operating income for these business units for fiscal years 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Revenues:
ACI Worldwide	$226,782	$224,573	$285,149
Insession Technologies	40,780	42,114	39,584
IntraNet, Inc.	31,594	36,404	30,061
Health Payment Systems (HHPC only)	645	474	—

	$299,801	$303,565	$354,794

Operating income (loss):
ACI Worldwide	$(14,314)	$(3,689)	$65,029
Insession Technologies	(3,075)	4,911	4,691
IntraNet, Inc.	(4,533)	2,957	540
Health Payment Systems (HHPC only)	(2,975)	(2,437)	—

	$(24,897)	$1,742	$70,260

    Included in fiscal 2001 operating losses are $14.6 million of restructuring charges that are included in the following business units: $12.5 million in ACI Worldwide, $1.5 million in Insession Technologies and $0.6 million in IntraNet, Inc. See Note 2 for further discussion of these restructuring charges.

    Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues and long-lived assets for these geographic regions for fiscal years 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Revenues:
United States	$128,917	$136,619	$167,236
Americas — other	38,180	35,382	43,070

Total Americas	167,097	172,001	210,306
EMEA	102,106	102,322	113,096
Asia/Pacific	30,598	29,242	31,392

	$299,801	$303,565	$354,794

Long-lived assets:
United States	$78,809	$107,925	$96,570
Americas — other	22,491	5,337	6,638

Total Americas	101,300	113,262	103,208
EMEA	28,960	11,659	11,520
Asia/Pacific	938	1,482	1,827

	$131,198	$126,403	$116,555

    No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal years 2001, 2000 and 1999.

12. Stock-Based Compensation Plans

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

    The Company has a 1996 Stock Option Plan and a 1999 Stock Option Plan whereby a total of 1,008,000 and 3,000,000 shares, respectively, of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options are granted at a price not less than the fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest annually over a period of four years for the 1996 Stock Option Plan and three years for the 1999 Stock Option Plan.

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

    During 2001, the Company approved the adoption of MDL's Amended and Restated Employee Share Option Plan (the "MDL Plan"). As adopted, options outstanding under the MDL Plan were converted at the time of the MDL acquisition to options to purchase 167,964 shares of the Company's Class A Common Stock. These options have an exercise price of one cent per share of TSA Class A Common Stock as, pursuant to the terms of the acquisition, the number of shares covered by the options was reduced by a formula intended to replicate a cashless exercise. The Options became 100% vested upon the acquisition and have a term of 8 years from the original date of grant by MDL.

    On August 1, 2001, the Company announced a voluntary stock option exchange program (the "Exchange Program") offering to exchange all outstanding options to purchase shares of the Company's Class A Common Stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans. The Exchange Program required that any person tendering an option grant for exchange would be required to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of the Company's Class A Common Stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company subsequently cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company is obliged to grant replacement stock options to acquire 1,946,550 shares of the Company's Class A Common Stock. The exercise price of the replacement options will be the fair market value of the Company's Class A Common Stock on the grant date of the new options, which will be on or about March 4, 2002 (a date at least six months and one day after the date of cancellation). The new shares will have a vesting schedule of 1/18 per month beginning on the grant date of the new options, except that if executive officers tender options under the 1994 Stock Option Plan, their new options will vest 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and is not expected to result in any additional compensation charges or variable-award accounting.

    A summary of the stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

	2001		2000		1999
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding, beginning of period	4,288,393	$24.43	3,352,974	$23.91	2,811,507	$20.30
Granted	743,414	9.61	1,268,802	24.42	894,890	30.57
Exercised	228,859	1.64	185,821	10.77	285,445	7.53
Cancellations	2,624,840	27.69	147,562	17.03	67,978	31.76

Outstanding, end of period	2,178,108	$17.83	4,288,393	$24.43	3,352,974	$23.91

Options exercisable at end of year	1,713,387	$18.36	2,025,657	$21.61	1,497,100	$17.09
Shares available on September 30 for options that may be granted	3,359,665		251,135		347,375
Weighted-average grant date fair value of options granted during the year — exercise price equals stock market price at grant		$4.77		$13.52		$14.10

    The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	19,519	8.55	$0.01	19,519	$0.01
$2.50	172,388	2.37	2.50	172,388	2.50
$5.00	249,783	3.08	5.00	249,658	5.00
$5.84 to $11.81	185,247	9.22	8.81	115,894	8.72
$12.00 to $18.56	344,514	8.90	14.28	27,795	15.67
$20.25 to $24.75	817,650	5.43	24.00	817,216	24.00
$25.06 to $29.50	246,942	6.60	25.90	206,430	25.92
$30.00 to $45.00	142,065	6.80	32.34	104,487	32.24

	2,178,108	6.04	$17.83	1,713,387	$18.36

Employee Stock Purchase Plan

    Under the Company's 1996 Employee Stock Purchase Plan (the "1996 Plan"), a total of 900,000 shares of the Company's Class A Common Stock ("Shares") were reserved for sale to eligible employees of the Company and its subsidiaries. The 1996 Plan was, pursuant to its terms, operative from April 1, 1996 to March 31, 1999. Under the 1996 Plan, participating employees were permitted to designate up to the lesser of $5,000 or 10% of their annual base compensation for the purchase of Shares. The price for Shares purchased under the 1996 Plan was 85% of the lower of the Shares' market value on either the first or last day of each three-month participation period. Purchases of Shares were made at the end of each fiscal quarter. 94,836 Shares were purchased and issued before the 1996 Plan terminated pursuant to its terms on March 31, 1999. There were 25,069 Shares issued under the 1996 Plan during the year ended September 30, 1999.

    Under the Company's presently operative 1999 Employee Stock Purchase Plan (the "1999 Plan"), a total of 750,000 Shares have been reserved for sale to eligible employees of the Company and its subsidiaries. Under the 1999 Plan, participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of Shares. The price for Shares purchased under the 1999 Plan is 85% of the lower of the shares' market value on either the first or last day of each three-month participation period. Purchases made under the 1999 Plan are made one calendar month after the end of each fiscal quarter. Shares issued under the 1999 Plan for the years ended September 30, 2001, 2000 and 1999 totaled 168,487, 111,432 and 23,083, respectively.

    No compensation expense relating to either the 1996 Plan or the 1999 Plan has been recorded.

Accounting for Stock-Based Compensation Plans

    The Company has adopted the disclosure provisions of SFAS No. 123. No compensation cost has been recognized for the stock incentive plans. Had compensation expense for the Company's stock-based compensation plans been based on the fair value of the stock options at the grant dates for awards under those plans consistent with the fair value based method of SFAS No. 123, the Company's net income and net income per common share for fiscal 2001, 2000 and 1999 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	2001	2000	1999
Net income (loss):
As reported	$(43,017)	$2,111	$44,700
Pro forma	(47,947)	(2,003)	42,820
Diluted net income (loss) per common share:
As reported	$(1.26)	$0.07	$1.38
Pro forma	(1.41)	(0.06)	1.32

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected life	6.0	6.0	5.8
Interest rate	4.4%	6.2%	5.7%
Volatility	42%	38%	38%
Dividend yield	—	—	—

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 applies only to options granted since fiscal year 1996, and additional awards in future years are anticipated.

13. Employee Benefit Plans

TSA 401(k) Plan

    The TSA 401(k) Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 15% of their annual wages. The Company matches participant contributions 160% on every dollar deferred to a maximum of 4% of compensation, not to exceed $4,000. Company contributions charged to expense during the years ended September 30, 2001, 2000 and 1999 were $2,784,000, $2,780,000 and $2,318,000, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

    The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited ("ACI-EMEA") employees. The plan was formed on December 1, 2000. ACI-EMEA employees have the ability to elect to participate in the plan. For those employees who elect to participate in the plan, ACI-EMEA will contribute a minimum of 8.5% of eligible compensation to the plan for those employees employed at December 1, 2000, up to a maximum of 15.5% for those employees aged over 55 years on December 1, 2000. ACI-EMEA contributes 6.0% of eligible compensation to the plan for those employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the year ended September 30, 2001 was $1,157,000. The ACI Worldwide EMEA Group Personal Pension Scheme replaced the Applied Communications Inc Limited ("ACIL") Pension Plan, which was discontinued on December 1, 2000. The plan assets of the ACIL Pension Plan were transferred to the ACI-EMEA Group Personal Pension Scheme on December 1, 2000. At the time of the transfer, the ACIL Pension Plan obligations exceeded the plan assets by $1.2 million. This funding deficit is recorded as a liability in the accompanying consolidated balance sheet as of September 30, 2001. The Company intends to fund this deficit during fiscal 2002.

ACIL Pension Plan

    The ACIL Pension Plan was a defined benefit pension plan. Benefits were based on years of service and the employees' compensation during employment. Contributions to the plan were determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. Participants contributed 5% of their pensionable salaries and ACIL contributed at the rate of 10% of pensionable salaries. Net periodic pension expense included the following components (in thousands):

	Year Ended September 30,
	2000	1999
Service cost	$2,135	$2,301
Interest cost on projected benefit obligation	1,283	1,156
Return on plan assets:
Actual and gain deferred	(1,971)	(1,657)
Amortization of unrecognized gain	36	136

Total periodic pension expense	$1,483	$1,936

    The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheet (in thousands):

As of September 30, 2000
Projected benefit obligation	$23,931
Plan assets at fair value, primarily investments in marketable equity securities of United Kingdom companies	23,968

Funded status	37
Unrecognized gain	(2,152)

Accrued pension cost	$(2,115)

    The most significant actuarial assumptions used in determining the pension expense and funded status of the plan are as follows:

	2000	1999
Discount rate for valuing liabilities	6.50%	6.25%
Expected long-term rate of return on assets	9.25%	9.25%
Rate of increase in future compensation levels	4.25%	3.75%

14. Commitments and Contingencies

Operating Leases

    The Company leases office space and equipment under operating leases that run through February 2011. Aggregate minimum lease payments under these agreements for the years ending September 30 are as follows (in thousands):

2002	$10,089
2003	8,749
2004	6,652
2005	5,056
2006	3,387
Thereafter	8,184

Total	$42,117

    Total rent expense for fiscal years 2001, 2000 and 1999 was $16,433,000, $14,134,000 and $12,556,000, respectively.

Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

15. Income Taxes

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

    The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2001			2000			1999
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,155	$(4,708)	$(2,553)	$4,766	$(2,526)	$2,240	$18,360	$(2,413)	$15,947
State	425	(2,094)	(1,669)	600	(1,163)	(563)	3,171	(341)	2,830
Foreign	2,304	124	2,428	379	(574)	(195)	8,393	—	8,393

Total	$4,884	$(6,678)	$(1,794)	$5,745	$(4,263)	$1,482	$29,924	$(2,754)	$27,170

    The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows (in thousands):

	Year Ended September 30,
	2001	2000	1999
Tax expense (benefit) at federal rate of 35%	$(15,684)	$1,258	$25,155
Losses with no current tax benefit	3,729	2,864	240
State income taxes, net of federal benefit	(1,676)	574	2,112
Foreign tax rate differential	(103)	1,773	1,097
Change in valuation allowance:
Increase to valuation allowance for capital loss carryforward	3,298	—	—
Increase to valuation allowance for unrealized capital loss	4,829	—	—
Recognition of deferred income tax assets previously reserved against	—	(7,112)	(3,235)
Amortization of intangibles	3,579	1,779	1,269
Transaction related expenses	—	21	239
Other	234	325	293

	$(1,794)	$1,482	$27,170

    The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

	September 30,
	2001	2000
Current deferred tax assets (liabilities):
Foreign taxes	$3,348	$2,225
U.S. and foreign net operating loss carryforward	4,916	7,721
State income taxes	984	972
Deferred compensation plan	2,291	1,321
Deferred intercompany transactions	1,390	1,372
Capital loss carryforward	3,298	630
Unrealized investment holding loss	4,829	2,220
Allowance for uncollectible accounts	2,835	—
Other	2,418	1,081

	26,309	17,542
Less: valuation allowance	(17,609)	(6,334)

	$8,700	$11,208

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	$1,606	$3,996
Foreign taxes	6,791	—
Acquired net operating loss carryforward	1,577	831
Acquired basis in partnership assets	4,697	5,088
Acquired software	(1,116)	(3,439)
Other	513	70

	14,068	6,546
Less: valuation allowance	(441)	(3,588)

	$13,627	$2,958

    At September 30, 2001, management evaluated its 2001, 2000 and 1999 operating results, as well as its future tax projections, and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $22.3 million as of September 30, 2001. For income tax purposes, the Company had foreign tax credit carryforwards at September 30, 2001 and 2000 of approximately $6.8 million and $2.4 million, respectively. These credits will expire in 2006 and 2005.

QuickLinks

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