Form 10-Q
period 2001-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2002-02-12
CIK 935036

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

                For the quarterly period ended December 31, 2001

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

                                 Yes _x_ No ___

     The number of shares of the issuer's Class A Common Stock, par value $.005 per share, outstanding as of February 8, 2002 was 35,308,548 (excluding 1,476,145 shares held as Treasury Stock, and including 574,051 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the issuer's Class A Common Stock and 18,014 options to purchase shares of the issuer's Class A Common Stock at an exercise price of one cent per share issued to MessagingDirect Ltd. shareholders).

================================================================================



                                TABLE OF CONTENTS

                                                                                                                      Page
    PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements..................................................................................    2
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................   13
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................   18

    PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K......................................................................   19
    Signature.......................................................................................................   19









================================================================================



                                                  PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

Index to condensed consolidated financial statements filed as part of this Form 10-Q:                         Page
                                                                                                              ----

Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2001.......................     3
Condensed Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000......     4
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000......     5
Notes to Condensed Consolidated Financial Statements.......................................................     6




                                           TRANSACTION SYSTEMS ARCHITECTS, INC.

                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (unaudited and in thousands, except share amounts)

                                                                                       December 31,          September 30,
                                                                                           2001                  2001
                                                                                      --------------        --------------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                        $      36,753         $      32,252
     Marketable securities                                                                    2,100                 2,650
     Billed receivables, net of allowances of $9,100 and $8,700, respectively                50,973                50,277
     Accrued receivables                                                                     44,970                50,932
     Prepaid income taxes                                                                     2,185                 1,911
     Deferred income taxes                                                                    9,399                 8,700
     Other                                                                                    9,456                10,990
                                                                                      --------------        --------------
        Total current assets                                                                155,836               157,712

Property and equipment, net                                                                  15,089                14,580
Software, net                                                                                24,527                27,954
Goodwill, net                                                                                49,944                82,327
Long-term accrued receivables                                                                19,895                24,916
Investments and notes receivable                                                              1,259                 1,309
Deferred income taxes                                                                        20,632                13,627
Other                                                                                         4,549                 5,028
                                                                                      --------------        --------------

        Total assets                                                                  $     291,731         $     327,453
                                                                                      ==============        ==============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                $       5,655         $      12,559
     Accounts payable                                                                         9,919                13,542
     Accrued employee compensation                                                            7,792                 9,030
     Accrued liabilities                                                                     23,795                23,369
     Deferred revenue                                                                        40,154                35,857
                                                                                      --------------        --------------
        Total current liabilities                                                            87,315                94,357

Long-term debt                                                                                1,409                   761
Long-term deferred revenue                                                                    9,666                12,610
Other                                                                                         1,016                 1,057
                                                                                      --------------        --------------

        Total liabilities                                                                    99,406               108,785
                                                                                      --------------        --------------

Stockholders' equity:
     Class A Common Stock, 36,748,667 and 36,687,658 shares issued
        and outstanding, respectively                                                           184                   184
     Additional paid-in capital                                                             222,832               222,501
     Retained earnings                                                                       13,512                42,016
     Treasury stock, 1,476,145 shares                                                       (35,258)              (35,258)
     Accumulated other comprehensive income                                                  (8,945)              (10,775)
                                                                                      --------------        --------------
        Total stockholders' equity                                                          192,325               218,668
                                                                                      --------------        --------------

        Total liabilities and stockholders' equity                                    $     291,731         $     327,453
                                                                                      ==============        ==============



See notes to condensed consolidated financial statements.



                                         TRANSACTION SYSTEMS ARCHITECTS, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (unaudited and in thousands, except per share amounts)

                                                                                    Three Months Ended December 31,
                                                                               ---------------------------------------
                                                                                     2001                     2000
                                                                               --------------           --------------
Revenues:
     Software license fees                                                     $      34,321            $      42,467
     Maintenance fees                                                                 19,478                   15,965
     Services                                                                         11,511                   16,204
                                                                               --------------           --------------
        Total revenues                                                                65,310                   74,636
                                                                               --------------           --------------

Expenses:
     Cost of software license fees                                                    10,995                   11,591
     Cost of maintenance and services                                                 15,768                   18,711
     Research and development                                                          9,049                   10,069
     Selling and marketing                                                            16,622                   19,695
     General and administrative                                                       13,637                   16,127
     Amortization of goodwill                                                              -                    2,367
                                                                               --------------           --------------
        Total  expenses                                                               66,071                   78,560
                                                                               --------------           --------------
Operating loss                                                                          (761)                  (3,924)
                                                                               --------------           --------------

Other income (expense):
     Interest income, net                                                                920                      205
     Other                                                                            (4,006)                 (14,038)
                                                                               --------------           --------------
        Total other income (expense)                                                  (3,086)                 (13,833)
                                                                               --------------           --------------

Loss before income taxes                                                              (3,847)                 (17,757)
Income tax benefit                                                                     1,047                    3,405
                                                                               --------------           --------------
Loss from continuing operations before cumulative
     effect of accounting change                                                      (2,800)                 (14,352)
Cumulative effect of accounting change                                               (25,704)                       -
                                                                               --------------           --------------

Net loss                                                                       $     (28,504)           $     (14,352)
                                                                               ==============           ==============


Earnings per share information:
     Weighted average shares outstanding                                              35,255                   31,654
                                                                               ==============           ==============

     Basic and diluted earnings per share:
        Continuing operations                                                  $       (0.08)           $       (0.45)
        Cumulative effect of accounting change                                         (0.73)                       -
                                                                               --------------           --------------
        Net loss                                                               $       (0.81)           $       (0.45)
                                                                               ==============           ==============



See notes to condensed consolidated financial statements.



                                         TRANSACTION SYSTEMS ARCHITECTS, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (unaudited and in thousands)

                                                                                      Three Months Ended December 31,
                                                                                 ---------------------------------------
                                                                                       2001                     2000
                                                                                 --------------           --------------
Cash flows from operating activities:
     Net loss                                                                    $     (28,504)           $     (14,352)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation                                                                     1,775                    2,088
        Amortization                                                                     4,799                    5,430
        Non-cash and other charges                                                       2,900                   14,311
        Goodwill impairment                                                             31,885                        -
        Changes in operating assets and liabilities:
           Billed and accrued receivables, net                                          10,287                  (12,316)
           Other current and noncurrent assets                                          (6,379)                  (3,250)
           Accounts payable                                                             (3,623)                  (4,717)
           Deferred revenue                                                              1,353                    1,790
           Other current and noncurrent liabilities                                       (343)                   2,041
                                                                                 --------------           --------------

              Net cash provided by (used in) operating activities                       14,150                   (8,975)
                                                                                 --------------           --------------

Cash flows from investing activities:
     Purchases of property and equipment                                                (2,333)                    (853)
     Additions to software                                                                (911)                  (2,372)
     Additions to investments and notes receivable                                        (100)                  (1,820)
                                                                                 --------------           --------------

              Net cash used in investing activities                                     (3,344)                  (5,045)
                                                                                 --------------           --------------

Cash flows from financing activities:
     Proceeds from issuance of Class A Common Stock                                        301                      435
     Proceeds from exercise of stock options                                                20                       94
     Line of credit borrowings (payments)                                               (7,000)                  10,755
     Borrowings (payments) of long-term debt                                               744                     (171)
                                                                                 --------------           --------------

              Net cash provided by (used in) financing activities                       (5,935)                  11,113
                                                                                 --------------           --------------

Effect of exchange rate fluctuations on cash                                              (370)                      88
                                                                                 --------------           --------------

Net increase (decrease) in cash and cash equivalents                                     4,501                   (2,819)

Cash and cash equivalents, beginning of period                                          32,252                   23,400
                                                                                 --------------           --------------

Cash and cash equivalents, end of period                                         $      36,753            $      20,581
                                                                                 ==============           ==============



See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Consolidated Financial Statements

     Transaction Systems Architects, Inc. (the "Company" or "TSA"), a Delaware corporation, develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. The products are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

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

     The condensed consolidated financial statements at December 31, 2001, and for the three months ended December 31, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2002.

2.   Revenue Recognition

     The Company generates revenues from licensing software and providing postcontract customer support (maintenance or "PCS") and other professional services. The Company uses written contracts to document the elements and obligations of arrangements with its customers. Arrangements that include the licensing of software typically include PCS and, at times, include other professional services. PCS includes the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. The other professional services may include training, installation or consulting. The Company also performs professional services for customers under arrangements that do not include the licensing of software.

     Revenues under multiple-element arrangements, which may include several software products or professional services sold together, are allocated to each element based upon the residual method in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-9, "Software Revenue Recognition, With Respect to Certain Arrangements." Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for PCS and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fee revenues are recognized under the residual method in arrangements in which the software is licensed with PCS and/or other professional services, and the undelivered elements of the arrangement are not essential to the functionality of the delivered software.

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

     In addition to SOP 98-9, the Company accounts for its software arrangements in accordance with SOP 97-2, "Software Revenue Recognition." The primary software revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility. SOP 97-2 specifies that extended payment terms in a software licensing arrangement may indicate that the software license fees are not deemed to be fixed or determinable. In addition, if payment of a significant portion of the software license fees is not due until more than twelve months after delivery, the software license fees should be presumed not to be fixed or determinable, and thus should be recognized as the payments become due. However, SOP 97-2 specifies that if a company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the company can overcome the presumption that the software license fees are not fixed or determinable. If the presumption is overcome, the company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met.

     The Company has concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make MLF payments that extend beyond twelve months, the "fixed or determinable" presumption has been overcome and software license fee revenues should be recognized upon meeting the other SOP 97-2 revenue recognition criteria. In making this determination, the Company considered the characteristics of the software product, the customer purchasing the software, the similarity of the economics of the software arrangements with previous software arrangements and the actual history of successfully collecting under the original terms without providing concessions. The software license fees recognized under these arrangements are referred to as "Recognized-Up-Front MLFs." For all other products, it has been concluded that (1) the Company does not have a standard business practice of using extended payment terms, and/or (2) the Company does not have a long-range history of successful collections for those products.

     The present value of Recognized-Up-Front MLFs, net of third-party royalties, recognized during the three months ended December 31, 2001 and 2000 totaled approximately $4.0 million and $9.1 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 9.00% to 9.25% during the three months ended December 31, 2001, and from 9.50% to 11.00% during the three months ended December 31, 2000. Recognized-Up-Front MLFs that have been recognized as software license fee revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

3.   Line of Credit Facilities

     The Company has a $25.0 million bank line of credit agreement with a large United States bank secured by certain trade receivables. This credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.4 million as of December 31, 2001. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. The U.S. credit facility expires in June 2002 and the foreign credit facility expires in October 2002.

     Interest on the U.S. credit facility accrues at an annual rate equal to either the bank's prime rate less .25% or the LIBOR rate plus 1.75% and is payable monthly. Interest on the foreign credit facility accrues at an annual rate of 1% above the bank's "base rate." During the three months ended December 31, 2001 and 2000, the Company recorded interest expense of $128,000 and $481,000, respectively, related to its line of credit facilities. The carrying amounts of the Company's credit facilities approximate fair value due to their variable interest rates. Current U.S. line of credit borrowings outstanding totaled $5.0 million as of December 31, 2001, with an interest rate on these borrowings of 4.50%. The remaining $24.4 million is available to the Company for future borrowings. The Company is in compliance with all debt covenants as of December 31, 2001.

4.   Non-Cash and Other Charges

     The Company continually evaluates its investment holdings and long-lived assets for evidence of impairment. During the three months ended December 31, 2001 and 2000, after considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and charges to earnings for the declines in market value were required. Therefore, the Company recorded non-cash charges of $2.9 million and $12.4 million, respectively, during the three months ended December 31, 2001 and 2000. In addition, the Company expensed costs of $1.9 million associated with the cancelled initial public offering of its wholly-owned subsidiary, Insession Technologies, Inc. in the three months ended December 31, 2000.

     During the third quarter of fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices. The Company also made executive management changes and transferred its 70% ownership in Hospital Health Plan Corporation to the minority shareholder. These actions resulted in a charge of $22.0 million during the third quarter of fiscal 2001.

     Charges associated with these actions related to asset impairments, lease obligations, termination benefits and other restructuring charges. Asset impairments related to the write-off of property and equipment in vacated office facilities and other-than-temporary declines in the fair value of certain notes receivables. Lease obligations related to vacated corporate office facilities. Amounts expensed represent estimates of undiscounted future cash outflows, offset by anticipated third-party purchases or sub-leases. Termination benefits were comprised of severance-related payments for all employees terminated in connection with the operational restructuring and the partial forgiveness of a note receivable from an executive officer. Termination benefits do not include any amounts for employment-related services prior to termination. Other restructuring charges included settlement costs and allowance provisions for customers under related contractual obligations.

     At September 30, 2001, the remaining accrued liability associated with the restructuring and other charges described above was $4.0 million and consisted of $1.4 million in lease obligations, $1.5 million in termination benefits and $1.1 million in other restructuring charges. During the first quarter of fiscal 2002, the Company reduced the liability related to these items by approximately $100,000. The Company expects approximately $3.1 million of the remaining $3.9 million liability to be paid during the remainder of fiscal 2002. The remaining portion, consisting primarily of lease obligations, will be paid during fiscal 2003.

5.   Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (the "FASB") released Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets (with indefinite lives) acquired in business combinations. Upon adoption of SFAS No. 142, goodwill and other intangible assets with indefinite lives will continue to be recognized as assets, but will not be amortized as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets."

     SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at the time of adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, would then be measured in the second step.

     Effective October 1, 2001, the Company adopted SFAS No. 142 and hired an independent consultant to perform valuations of the Company's reporting units that contain goodwill. Completion of the initial step of testing indicated that the carrying value of one reporting unit exceeded its estimated fair value. Fair value was determined using a discounted cash flow methodology. Thereafter, given the indication of a potential impairment, the independent consultant completed step two of the test. Based on that analysis, an impairment loss of $25.7 million (net of income tax benefit of $6.2 million), or $0.73 per basic and diluted share, was recognized as a cumulative effect of accounting change. The impairment within this reporting unit resulted primarily from overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology.

     Changes in the carrying amount of goodwill attributable to each reportable operating segment with goodwill balances for the three months ended December 31, 2001 are as follows (in thousands):

                                                                                    Insession     MessagingDirect
                                                                  ACI Worldwide   Technologies          Ltd.
                                                                  -------------   ------------    ---------------
Balance, September 30, 2001.......................................$    14,609     $    35,353     $    32,365
Foreign currency translation adjustment...........................        (18)              -            (480)
Impairment adjustment.............................................          -               -         (31,885)
                                                                  ------------    ------------    ------------

Balance, December 31, 2001........................................$    15,964     $    33,980     $         -
                                                                  ============    ============    ============


     In connection with adopting SFAS No. 142, the Company reassessed the useful lives of intangible assets subject to amortization, consisting only of internally-developed software and purchased software, and determined that they continue to be appropriate. Amortization of software is computed using the straight-line method over an estimated useful life of three years. The gross carrying amount and accumulated amortization of software at each balance sheet date are as follows (in thousands):

                                                                   Dec. 31,      Sept. 30,
                                                                     2001          2001
                                                                 ------------  ------------
    Internally-developed software................................$    25,304   $    25,008
    Purchased software...........................................     54,012        53,720
                                                                 ------------  ------------
                                                                      79,316        78,728
    Less: accumulated amortization...............................    (54,789)      (50,774)
                                                                 ------------  ------------
    Software, net................................................$    24,527   $    27,954
                                                                 ============  ============


     Software amortization expense recorded in the first quarter of fiscal 2002 was $4,224,000. Estimated amortization expense for fiscal 2002 and each of the five succeeding fiscal years is as follows (in thousands):

           2002........................................... $13,116
           2003...........................................   9,656
           2004...........................................   4,425
           2005...........................................   1,413
           2006...........................................       0
           2007...........................................       0


     Actual results of operations for the three months ended December 31, 2001, and results of operations for the three months ended December 31, 2000, shown as if the Company had applied the nonamortization provisions of SFAS No. 142 during that period, are as follows (in thousands, except per share amounts):

                                                                         Three Months Ended
                                                                            December 31,
                                                                     --------------------------
                                                                         2001          2000
                                                                     ------------  ------------
    Net loss, as reported............................................$   (28,504)  $   (14,352)
    Add back: cumulative effect of accounting change.................     25,704             -
                                                                     ------------  ------------
    Net loss from continuing operations..............................     (2,800)      (14,352)
    Add back: goodwill amortization..................................           -        2,367
                                                                     ------------  ------------
    Adjusted net loss................................................$    (2,800)  $   (11,985)
                                                                     ============  ============


    Basic and diluted earnings per share:
      Net loss, as reported......................................... $     (0.81)  $     (0.45)
      Cumulative effect of accounting change........................        0.73             -
                                                                     ------------  ------------
      Net loss from continuing operations...........................       (0.08)        (0.45)
      Goodwill amortization.........................................           -          0.07
                                                                     ------------  ------------
      Adjusted net loss............................................. $     (0.08)  $     (0.38)
                                                                     ============  ============



6.   Common Stock and Earnings Per Share

     Exchangeable shares and options received by shareholders of MessagingDirect Ltd. ("MDL") that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2001 and December 31, 2001 condensed consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three months ended December 31, 2001. Exchangeable shares and MDL options included in Class A Common Stock totaled 636,243 shares and 18,992 options as of December 31, 2001, and 650,146 shares and 20,040 options as of September 30, 2001.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders, adjusted for the effect of any outstanding dilutive securities (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). For the three months ended December 31, 2001 and 2000, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss in both periods.

7.   Comprehensive Loss

     The Company's components of other comprehensive loss were as follows (in thousands):

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                    --------------------------
                                                                                        2001          2000
                                                                                    ------------  ------------
    Net loss........................................................................$   (28,504)  $   (14,352)
    Other comprehensive income (loss):
       Foreign currency translation adjustments.....................................       (520)          539
       Change in unrealized loss on investments.....................................      2,350         1,803
                                                                                    ------------  ------------
    Comprehensive loss..............................................................$   (26,674)  $   (12,010)
                                                                                    ============  ============




     The Company's components of accumulated other comprehensive loss at each balance sheet date were as follows (in thousands):

                                                                     Foreign       Unrealized     Accumulated
                                                                    Currency       Investment        Other
                                                                   Translation      Holding      Comprehensive
                                                                   Adjustments        Loss           Income
                                                                  ------------    ------------    ------------
Balance, September 30, 2001.......................................$    (8,425)    $    (2,350)    $   (10,775)
Fiscal 2002 year-to-date activity.................................       (520)           (550)         (1,070)
Reclassification adjustment for loss included in net loss.........          -           2,900           2,900
                                                                  ------------    ------------    ------------
Balance, December 31, 2001........................................$    (8,945)    $         -     $    (8,945)
                                                                  ============    ============    ============


8.   Segment Information

     The Company's products and services are currently organized within three business units: (1) ACI Worldwide, (2) Insession Technologies and (3) IntraNet, Inc. Another business unit, Health Payment Systems, was disbanded in fiscal 2001. ACI Worldwide products represent the Company's largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from traditional point of sale devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; process electronic benefit transfer transactions; authorize checks; establish frequent shopper programs; automate settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. MDL activities are included in the ACI Worldwide business unit. Insession Technologies products facilitate communication, data movement, monitoring of systems and business process automation across computing systems, involving mainframes, distributed computing networks and the Internet. IntraNet, Inc. products offer high-value payments processing, bulk/recurring payments processing, wire room processing, global messaging, integration payments management and continuous link settlement processing.

     The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income (loss) by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company's consolidated revenue during the three months ended December 31, 2001 and 2000. The following are revenues and operating income (loss) for these business units for the periods indicated (in thousands):

                                                                     Three Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2001          2000
                                                                 ------------  ------------
    Revenues (1):
       ACI Worldwide.............................................$    45,906   $    58,416
       Insession Technologies....................................      9,315         9,284
       IntraNet, Inc.............................................     10,089         6,608
       Health Payment Systems (HHPC only)........................          -           328
                                                                 ------------  ------------
                                                                 $    65,310   $    74,636
                                                                 ============  ============


    Operating income (loss) (1):
       ACI Worldwide.............................................$    (3,925)  $     1,122
       Insession Technologies....................................      1,533          (757)
       IntraNet, Inc.............................................      1,631        (2,897)
       Health Payment Systems (HHPC only)........................          -        (1,392)
                                                                 ------------  ------------
                                                                 $      (761)  $    (3,924)
                                                                 ============  ============

    ------------------------------------
    (1) In the third quarter of fiscal 2001, the Company transferred its 70 percent ownership in Hospital Health Plan Corporation ("HHPC"), which comprised the majority of its Health Payment Systems business unit, to the minority shareholder. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit at the beginning of the fourth quarter of fiscal 2001. Prior period segment information has been restated to reflect this change.


     Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues for the periods indicated and long-lived assets at each balance sheet date for these geographic regions (in thousands):

                                                                     Three Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2001          2000
                                                                 ------------  ------------
    Revenues:
      United States..............................................$    28,858   $    32,005
      Other Americas.............................................      9,361         8,986
                                                                 ------------  ------------
         Total Americas..........................................     38,219        40,991
      EMEA.......................................................     19,780        26,990
      Asia/Pacific...............................................      7,311         6,655
                                                                 ------------  ------------
                                                                 $    65,310   $    74,636
                                                                 ============  ============



                                                                   Dec. 31,      Sept. 30,
                                                                     2001          2001
                                                                 ------------  ------------
    Long-lived assets:
      United States..............................................$    76,816   $    78,809
      Other Americas.............................................      6,118        22,491
                                                                 ------------  ------------
         Total Americas..........................................     82,934       101,300
      EMEA.......................................................     11,626        28,960
      Asia/Pacific...............................................        808           938
                                                                 ------------  ------------
                                                                 $    95,368   $   131,198
                                                                 ============  ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Transaction Systems Architects, Inc. ("TSA" or the "Company") develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. The products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

Business Segments

     The Company's products and services are currently organized within three business units: (1) ACI Worldwide, (2) Insession Technologies and (3) IntraNet, Inc. Most of the Company's products and services are marketed and supported through distribution networks covering three geographic regions: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks.

     The following are revenues and operating income (loss) for these business units for the three months ended December 31, 2001 and 2000 (in thousands):

                                                                     Three Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     2001          2000
                                                                 ------------  ------------
    Revenues (1):
       ACI Worldwide.............................................$    45,906   $    58,416
       Insession Technologies....................................      9,315         9,284
       IntraNet, Inc.............................................     10,089         6,608
       Health Payment Systems (HHPC only)........................          -           328
                                                                 ------------  ------------
                                                                 $    65,310   $    74,636
                                                                 ============  ============


    Operating income (loss) (1):
       ACI Worldwide.............................................$    (3,925)  $     1,122
       Insession Technologies....................................      1,533          (757)
       IntraNet, Inc.............................................      1,631        (2,897)
       Health Payment Systems (HHPC only)........................          -        (1,392)
                                                                 ------------  ------------
                                                                 $      (761)  $    (3,924)
                                                                 ============  ============

    ------------------------------------
    (1) In the third quarter of fiscal 2001, the Company transferred its 70 percent ownership in Hospital Health Plan Corporation ("HHPC"), which comprised the majority of its Health Payment Systems business unit, to the minority shareholder. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit at the beginning of the fourth quarter of fiscal 2001. Prior period segment information has been restated to reflect this change.


Backlog

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

     The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, as of December 31, 2001 and 2000 (in thousands):

                                                                                            Non-Recurring Revenue
                                                      Recurring Revenue Backlog                    Backlog
                                                    -----------------------------       -----------------------------
                                                            December 31,                        December 31,
                                                    -----------------------------       -----------------------------
                                                        2001             2000               2001             2000
                                                    ------------     ------------       ------------     ------------
    ACI Worldwide...................................$    98,600      $   100,000        $    24,700      $    36,000
    Insession Technologies..........................     15,200           18,000              4,900            3,200
    IntraNet, Inc...................................     16,400           16,400             15,300            9,100
    Health Payment Systems (HHPC only)..............          -            1,400                  -                -
                                                    ------------     ------------       ------------     ------------
                                                    $   130,200      $   135,800        $    44,900      $    48,300
                                                    ============     ============       ============     ============


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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):


                                                               Three Months Ended December 31,
                                                       ---------------------------------------------
                                                                 2001                  2000
                                                       ----------------------  ---------------------
                                                                      % of                   % of
                                                         Amount      Revenue     Amount     Revenue
                                                       ----------   ---------  ----------  ---------
Revenues:
   ILFs and PUFs.....................................  $  18,069       27.7 %  $  20,099      26.9 %
   MLFs (other than Recognized-Up-Front MLFs)........     12,207       18.7       13,244      17.8
   Recognized-Up-Front MLFs..........................      4,045        6.2        9,124      12.2
                                                       ----------   ---------  ----------  ---------

   Total software license fees.......................     34,321       52.6       42,467      56.9
   Maintenance fees..................................     19,478       29.8       15,965      21.4
   Services..........................................     11,511       17.6       16,204      21.7
                                                       ----------   ---------  ----------  ---------

      Total revenues.................................     65,310      100.0       74,636     100.0
                                                       ----------   ---------  ----------  ---------

Expenses:
   Cost of software license fees.....................     10,995       16.8       11,591      15.5
   Cost of maintenance and services..................     15,768       24.1       18,711      25.1
   Research and development..........................      9,049       13.9       10,069      13.5
   Selling and marketing.............................     16,622       25.5       19,695      26.4
   General and administrative........................     13,637       20.9       16,127      21.6
   Amortization of goodwill..........................          -        0.0        2,367       3.2
                                                       ----------   ---------  ----------  ---------

      Total expenses.................................     66,071      101.2       78,560     105.3
                                                       ----------   ---------  ----------  ---------

Operating loss.......................................       (761)      (1.2)      (3,924)     (5.3)
                                                       ----------   ---------  ----------  ---------

Other income (expense):
   Interest income, net..............................        920        1.4          205       0.3
   Other.............................................     (4,006)      (6.1)     (14,038)    (18.8)
                                                       ----------   ---------  ----------  ---------

      Total other....................................     (3,086)      (4.7)     (13,833)    (18.5)
                                                       ----------   ---------  ----------  ---------

Loss before income taxes.............................     (3,847)      (5.9)     (17,757)    (23.8)
Income tax benefit...................................      1,047        1.6        3,405       4.6
                                                       ----------   ---------  ----------  ---------
Loss from continuing operations before
   cumulative effect of accounting change............     (2,800)      (4.3)     (14,352)    (19.2)
Cumulative effect of accounting change...............    (25,704)     (39.3)           -       0.0
                                                       ----------   ---------  ----------  ---------

Net loss.............................................  $ (28,504)     (43.6)%  $ (14,352)    (19.2)%
                                                       ==========   =========  ==========  =========


     Revenues. Total revenues for the first quarter of fiscal 2002 decreased $9.3 million, or 12.5%, from the comparable period in fiscal 2001. The decrease is the result of a $8.1 million, or 19.2%, decrease in software license fees revenue and a decrease of $4.7 million, or 29.0%, decrease in services revenue offset by a $3.5 million, or 22.0%, increase in maintenance fees revenue.

    The decrease in software license fee revenues for the first quarter fiscal 2002 is primarily the result of a decreased demand for the Company's ACI Worldwide products, offset by a slight increase in demand for Insession Technologies' and IntraNet, Inc.'s products. The decrease in demand for ACI Worldwide's products is due to fewer transaction volume upgrades received during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. This decrease is due to current global economic conditions that have caused many of the Company's customers to forecast a slowing of electronic transaction volume growth. As a result, these customers have reduced their information technology budgets and spending commitments. For ACI Worldwide, the first quarter of fiscal 2001 included a $6.2 million transaction volume upgrade that resulted from a merger of two banks in the EMEA region. Revenue from the first quarter of fiscal 2002 does not include any transactions of this size.

    In fiscal 2001, the Company changed its sales compensation plans for its ACI Worldwide and Insession Technologies sales forces to emphasize PUF contracts for both customer renewals and new customers rather than emphasizing ILF/MLF contracts. Over time, the impact of this change is to increase the amount of PUF revenue and reduce the amount of MLF revenue.

    The increase in maintenance fee revenues is due to the growth in the installed base of the Company's software products in all three of its business units.

    The decrease in services revenue for the first quarter of fiscal 2002 resulted from lower demand for technical and project management services, which was primarily caused by decreased sales of the Company's ACI Worldwide products. Offsetting this decrease was an increase is services revenues in the Company's IntraNet, Inc. business unit related to services performed while migrating customers to its new RS6000-based wire transfer product.

     Expenses. Total operating expenses for the first quarter of fiscal 2002 decreased $10.1 million, or 13.3%, as compared to the first quarter of fiscal 2001 (excluding $2.4 million of goodwill amortization charges in the first quarter of fiscal 2001). During the third quarter of fiscal 2001, the Company implemented a restructuring plan whereby it closed or significantly reduced the size of certain product development organizations and geographic sales offices, made executive management changes and transferred ownership in HHPC to the minority shareholder. These actions have caused the Company's overall operating expenses to decline.

     Cost of software license fees for the first quarter of fiscal 2002 decreased $0.6 million, or 5.1%, as compared to the first quarter of fiscal 2001. This decrease was due primarily to a decrease in royalties owed to the owners of third-party products resulting from decreases in third-party product sales volumes and a decrease in the royalty rate for one third-party product.

     Cost of maintenance and services for the first quarter of fiscal 2002 decreased $2.9 million, or 15.7%, as compared to the first quarter of fiscal 2001. This decrease was the result of fewer staff needed to support the Company's services-related business.

     Research and development ("R&D") costs for the first quarter of fiscal 2002 decreased $1.0 million, or 10.1%, as compared to the first quarter of fiscal 2001. The Company terminated further development of certain products as part of the fiscal 2001 corporate restructuring, causing this decrease. R&D costs as a percentage of total revenues for the first quarter of fiscal 2002 were 13.9% as compared to 13.5% for the first quarter of fiscal 2001. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in the first three months of fiscal 2002 and 2001 totaled approximately $0.3 million and $1.5 million, respectively.

     Selling and marketing costs for the first quarter of fiscal 2002 decreased $3.1 million, or 15.6%, as compared to the first quarter of fiscal 2001. Selling and marketing costs as a percentage of total revenues for the first quarter of fiscal 2002 were 25.5% as compared to 26.4% for the first quarter of fiscal 2001. The decrease for the first quarter of fiscal 2002 is due to a decrease in variable sales compensation expense resulting from less than expected sales and profitability, as well as reduced costs resulting from the fiscal 2001 corporate restructuring.

     General and administrative costs for the first quarter of fiscal 2002 decreased $2.5 million, or 15.4%, as compared to the first quarter of fiscal 2001. The decrease for the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 is attributable to reductions in personnel and occupancy costs resulting from the fiscal 2001 corporate restructuring, as well as a decrease in bad debts expense.

     Other Income and Expenses. The increase in net interest income in fiscal 2002 is primarily due to a decrease in borrowings on the Company's line of credit facilities, resulting in decreased interest expense, as well as an increase in interest income which resulted from an increase in the Company's cash balance.

     The Company continually evaluates its investment holdings for evidence of impairment. After considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and charges to earnings for the declines in market value were required. Therefore, the Company recorded non-cash charges of $2.9 million and $12.4 million during the three months ended December 31, 2001 and 2000, respectively. In addition, the Company expensed costs of $1.9 million associated with the cancelled initial public offering of its wholly-owned subsidiary, Insession Technologies, Inc. in the three months ended December 31, 2000. Also included in other expenses are foreign currency translation gains and losses recognized by the Company.

     Income Taxes. The effective tax rate for the first quarter of fiscal 2002 was approximately 20% as compared to 19% for the first quarter of fiscal 2001. The Company adopted SFAS No. 142 (see Footnote 5 for further details) as of October 1, 2001. As a result of adopting SFAS No. 142, the Company recognized an impairment loss on the carrying value of recorded goodwill and realized an income tax benefit resulting from this impairment loss. The effective tax rate for the first quarter of fiscal 2002 is lower than would be expected as the Company recorded a valuation reserve against a portion of this tax benefit.

     As of December 31, 2001, the Company has deferred tax assets of $58.4 million and deferred tax liabilities of $2.0 million. Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. This analysis resulted in a valuation allowance of $26.4 million being recorded as of December 31, 2001. The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits has changed and, therefore, the valuation reserve may be adjusted accordingly.

Liquidity and Capital Resources

     As of December 31, 2001, the Company's principal sources of liquidity consisted of $36.8 million in cash and cash equivalents, and available bank lines of credit. The Company has a $25.0 million bank line of credit agreement with a large United States bank secured by certain trade receivables of TSA. This credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.4 million as of December 31, 2001. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. Line of credit borrowings outstanding totaled $5.0 million as of December 31, 2001. The remaining $24.4 million is available to the Company for future borrowings. The Company is in compliance with all debt covenants as of December 31, 2001.

     The Company's net cash flows provided by operating activities for the first quarter of fiscal 2002 amounted to $14.2 million. Net cash used in operating activities during the first quarter of fiscal 2001 was $9.0 million. In an effort to enhance upfront software license fee payments, the Company adopted an initiative in fiscal 2001 to pursue PUF payment options for its software licensing rather than ILF/MLF payment options. Under the PUF payment option, the licensee pays the license fee at the beginning of the software term whereas under the ILF/MLF payment option, the licensee pays a portion of the software license fees at the beginning of the software term and the remaining portion over the software license term. The improvement in operating cash flows in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was primarily due to a decrease in billed and accrued receivables, which is due in part to the Company's emphasis on PUF contracts rather than ILF/MLF contracts.

     An important contributor to the cash management program is the Company's factoring of accrued receivables, whereby an interest in its accrued receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first quarter of fiscal 2002 and 2001, the Company generated operating cash flows from the factoring of accrued receivables of $5.8 million and $3.1 million, respectively.

     The Company's net cash flows used in investing activities totaled $3.4 million and $5.0 million during the first quarter of fiscal 2002 and 2001, respectively. The decrease in cash used in investing activities was due to decreased additions of investments, notes receivable and software, offset by increased purchases of property and equipment.

     The Company's net cash flows used in financing activities was $5.9 million for the first quarter of fiscal 2002. Net cash provided by financing activities was $11.1 million in the first quarter of fiscal 2001. During the first quarter of fiscal 2002, the Company had net payments on its bank line of credit facilities of $7.0 million as compared to net borrowings of $10.8 million during the comparable period of fiscal 2001.

     The Company believes that its existing sources of liquidity, including cash provided by operating activities along with cash generated from its factoring program and borrowings available under its credit facilities, will satisfy the Company's projected working capital and other cash requirements for the foreseeable future.

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believe," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include but are not limited to statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

     o The Company will continue to derive a majority of its total revenue from international operations and is subject to risks of conducting international operations including: difficulties in staffing and management, reliance on independent distributors, longer payment cycles, volatilities of foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

     o The Company will continue to derive a substantial majority of its total revenue from licensing its BASE24 family of software products and providing services and maintenance related to those products. Any reduction in demand for, or increase in competition with respect to, BASE24 products would have a material adverse effect on the Company's financial condition and results of operations.

     o The Company will continue to derive a substantial portion of its revenues from licensing of software products that operate on Compaq computers. Any reduction in demand for these computers or in Compaq's ability to deliver products on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. Compaq has announced that it is planning to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. Also, Compaq is contemplating a merger with Hewlett-Packard Co. The Company has not determined whether the consolidation of the high-end servers, if it occurs as announced, or the merger, if consummated, would materially affect the Company's business, financial position or results of operations.

     o The Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry. Further, banks are continuing to consolidate, decreasing the overall number of potential buyers of TSA's products and services.

     o New accounting standards, or additional interpretations or guidance regarding existing standards, could be issued in the future, which could lead to unanticipated changes in the Company's current financial accounting policies. These changes could affect the timing of revenue or expense recognition and cause fluctuations in operating results.

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

     o The Company has expanded and may seek to continue to expand its operations through the acquisition of additional businesses. Acquisitions involve many risks that could have a material adverse effect on the Company's business, financial condition and results of operations. Management's negotiations of potential acquisitions and the integration of acquired businesses or technologies could divert their time and resources. Further, the Company may not be able to properly integrate acquired businesses or technology with its existing operations, train and motivate personnel from the acquired business, or combine potentially different corporate cultures.

     For a detailed discussion of these and other risk factors, interested parties should review the Company's filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes to the Company's market risk for the three months ended December 31, 2001. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.37 Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht


(b)  Reports on Form 8-K:

     None.






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANSACTION SYSTEMS ARCHITECTS, INC.
                                                   (Registrant)

Dated: February 12, 2002      By:               /s/ EDWARD C. FUXA
                                  ---------------------------------------------
                                                  Edward C. Fuxa
                                     Chief Accounting Officer, Vice President
                                                  and Controller