Form 10-Q
period 2002-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2002-05-13
CIK 935036

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

                 For the quarterly period ended March 31, 2002

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

                                 Yes _x_ No ___



     The number of shares of the issuer's Class A Common Stock, par value $.005 per share, outstanding as of May 7, 2002 was 35,362,193 (excluding 1,476,145 shares held as Treasury Stock, and including 490,973 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the issuer's Class A Common Stock and 15,412 options to purchase shares of the issuer's Class A Common Stock at an exercise price of one cent per share issued to MessagingDirect Ltd. shareholders).

================================================================================





                                TABLE OF CONTENTS

                                                                                                                      Page
    PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements..................................................................................    2
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................   14
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................   19

    PART II - OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders...................................................   20
    Item 6.   Exhibits and Reports on Form 8-K......................................................................   20
    Signature.......................................................................................................   20









================================================================================



                                                  PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


        Index to condensed consolidated financial statements filed as part of this Form 10-Q:                         Page
                                                                                                                      ----
        Condensed Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001..........................     3
        Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2002 and 2001.     4
        Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001...........     5
        Notes to Condensed Consolidated Financial Statements.......................................................     6




                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (unaudited and in thousands, except share amounts)

                                                                                    March 31,           September 30,
                                                                                      2002                  2001
                                                                                 --------------        --------------
                                                            ASSETS
Current assets:
     Cash and cash equivalents.................................................. $      47,305         $      32,252
     Marketable securities......................................................         7,191                 2,650
     Billed receivables, net of allowances of $6,889 and $8,700, respectively...        49,259                50,277
     Accrued receivables........................................................        38,560                50,932
     Prepaid income taxes.......................................................             -                 1,911
     Deferred income taxes......................................................         9,362                 8,700
     Other......................................................................        10,068                10,990
                                                                                 --------------        --------------
        Total current assets....................................................       161,745               157,712

Property and equipment, net.....................................................        13,560                14,580
Software, net...................................................................        17,662                27,954
Goodwill, net...................................................................        49,885                82,327
Long-term accrued receivables...................................................        20,287                24,916
Investments and notes receivable................................................         1,227                 1,309
Deferred income taxes...........................................................        17,906                13,627
Other...........................................................................         3,944                 5,028
                                                                                 --------------        --------------
        Total assets............................................................ $     286,216         $     327,453
                                                                                 ==============        ==============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.......................................... $         543         $      12,559
     Accounts payable...........................................................         7,196                13,542
     Accrued employee compensation..............................................         8,962                 9,030
     Income taxes payable.......................................................           926                     -
     Accrued liabilities........................................................        18,804                23,369
     Deferred revenue...........................................................        39,863                35,857
                                                                                 --------------        --------------
        Total current liabilities...............................................        76,294                94,357

Long-term debt..................................................................         1,359                   761
Long-term deferred revenue......................................................        10,173                12,610
Other...........................................................................         1,008                 1,057
                                                                                 --------------        --------------
        Total liabilities.......................................................        88,834               108,785
                                                                                 --------------        --------------

Stockholders' equity:
     Class A Common Stock, 36,803,193 and 36,687,658 shares issued
        and outstanding, respectively...........................................           184                   184
     Additional paid-in capital.................................................       223,244               222,501
     Retained earnings..........................................................        18,063                42,016
     Treasury stock, 1,476,145 shares...........................................       (35,258)              (35,258)
     Accumulated other comprehensive loss.......................................        (8,851)              (10,775)
                                                                                 --------------        --------------
        Total stockholders' equity..............................................       197,382               218,668
                                                                                 --------------        --------------
        Total liabilities and stockholders' equity.............................. $     286,216         $     327,453
                                                                                 ==============        ==============


            See notes to condensed consolidated financial statements.


                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)

                                                          Three Months Ended March 31,           Six Months Ended March 31,
                                                        --------------------------------      --------------------------------
                                                             2002               2001               2002               2001
                                                        --------------     -------------      --------------     -------------
Revenues:
     Software license fees............................. $      35,598      $     45,159       $      69,919      $     87,626
     Maintenance fees..................................        19,626            17,420              39,104            33,385
     Services..........................................        10,449            13,913              21,960            30,117
                                                        --------------     -------------      --------------     -------------
         Total revenues................................        65,673            76,492             130,983           151,128
                                                        --------------     -------------      --------------     -------------
Expenses:
     Cost of software license fees.....................         9,150            11,233              20,145            22,824
     Cost of maintenance and services..................        15,772            18,011              31,540            36,722
     Research and development..........................         8,918            10,722              17,967            20,791
     Selling and marketing.............................        16,484            18,247              33,106            37,942
     General and administrative........................        13,647            16,050              27,284            32,177
     Amortization of goodwill..........................             -             3,413                   -             5,780
                                                        --------------     -------------      --------------     -------------
        Total  expenses................................        63,971            77,676             130,042           156,236
                                                        --------------     -------------      --------------     -------------
Operating income (loss)................................         1,702            (1,184)                941            (5,108)
                                                        --------------     -------------      --------------     -------------
Other income (expense):
     Interest income, net..............................           729               (33)              1,649               172
     Other.............................................         4,339              (988)                333           (15,026)
                                                        --------------     -------------      --------------     -------------
        Total other income (expense)...................         5,068            (1,021)              1,982           (14,854)
                                                        --------------     -------------      --------------     -------------
Income (loss) before income taxes......................         6,770            (2,205)              2,923           (19,962)
Income tax benefit (provision).........................        (2,220)           (1,399)             (1,173)            2,006
                                                        --------------     -------------      --------------     -------------
Income (loss) from continuing operations before
     cumulative effect of accounting change............         4,550            (3,604)              1,750           (17,956)
Cumulative effect of accounting change.................             -                 -             (25,704)                -
                                                        --------------     -------------      --------------     -------------
Net income (loss)...................................... $       4,550      $     (3,604)      $     (23,954)     $    (17,956)
                                                        ==============     =============      ==============     =============

Earnings per share information:

     Weighted average shares outstanding:
        Basic..........................................        35,299            34,556              35,277            33,105
                                                        ==============     =============      ==============     =============
        Diluted........................................        35,531            34,556              35,496            33,105
                                                        ==============     =============      ==============     =============


     Basic earnings per share:
        Continuing operations.......................... $        0.13      $      (0.10)      $        0.05      $      (0.54)
        Cumulative effect of accounting change.........             -                 -               (0.73)                -
                                                        --------------     -------------      --------------     -------------
        Net income (loss).............................. $        0.13      $      (0.10)      $       (0.68)     $      (0.54)
                                                        ==============     =============      ==============     =============


     Diluted earnings per share:
        Continuing operations.......................... $        0.13      $      (0.10)      $        0.05      $      (0.54)
        Cumulative effect of accounting change.........             -                 -               (0.72)                -
                                                        --------------     -------------      --------------     -------------
        Net income (loss).............................. $        0.13      $      (0.10)      $       (0.67)     $      (0.54)
                                                        ==============     =============      ==============     =============


            See notes to condensed consolidated financial statements.



                      TRANSACTION SYSTEMS ARCHITECTS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)

                                                                                        Six Months Ended March 31,
                                                                                 --------------------------------------
                                                                                      2002                     2001
                                                                                 -------------            -------------
Cash flows from operating activities:
     Net loss................................................................... $    (23,954)            $    (17,956)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation............................................................        3,434                    4,132
        Amortization............................................................        8,850                   13,142
        Non-cash and other charges..............................................       (1,223)                  14,311
        Goodwill impairment.....................................................       31,885                        -
        Changes in operating assets and liabilities:
           Billed and accrued receivables, net..................................       15,806                   (1,406)
           Other current and noncurrent assets..................................       (5,534)                  (8,517)
           Accounts payable.....................................................       (6,288)                  (6,279)
           Deferred revenue.....................................................        5,294                      909
           Other current and noncurrent liabilities.............................       (2,833)                     663
                                                                                 -------------            -------------
              Net cash provided by (used in) operating activities...............       25,437                   (1,001)
                                                                                 -------------            -------------

Cash flows from investing activities:
     Purchases of property and equipment........................................       (2,758)                  (1,539)
     Additions to software......................................................       (1,282)                  (3,636)
     Net proceeds from sale of business.........................................        4,951                        -
     Acquisition of business, net of cash received..............................            -                      587
     Additions to investments and notes receivable..............................         (100)                  (1,420)
                                                                                 -------------            -------------
              Net cash provided by (used in) investing activities...............          811                   (6,008)
                                                                                 -------------            -------------

Cash flows from financing activities:
     Proceeds from issuance of Class A Common Stock.............................          613                      811
     Proceeds from exercise of stock options....................................           69                      152
     Line of credit borrowings (payments).......................................      (12,000)                   3,313
     Borrowings of long-term debt...............................................          582                      436
                                                                                 -------------            -------------
              Net cash provided by (used in) financing activities...............      (10,736)                   4,712
                                                                                 -------------            -------------

Effect of exchange rate fluctuations on cash....................................         (459)                    (354)
                                                                                 -------------            -------------

Net increase (decrease) in cash and cash equivalents............................       15,053                   (2,651)
Cash and cash equivalents, beginning of period..................................       32,252                   23,400
                                                                                 -------------            -------------
Cash and cash equivalents, end of period........................................ $     47,305             $     20,749
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

     The condensed consolidated financial statements at March 31, 2002, and for the three and six months ended March 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2002.

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

     The present value of Recognized-Up-Front MLFs recognized during the three months ended March 31, 2002 and 2001 totaled approximately $2.8 million and $2.8 million, respectively. The present value of Recognized-Up-Front MLFs recognized during the six months ended March 31, 2002 and 2001 totaled approximately $6.9 million and $11.9 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 7.00% to 9.25% during the six months ended March 31, 2002, and from 9.50% to 11.00% during the six months ended March 31, 2001. Recognized-Up-Front MLFs that have been recognized as software license fee revenues by the Company, but not yet billed, are reflected in accrued receivables in the accompanying condensed consolidated balance sheets.

3.   Line of Credit Facilities

     The Company has a $25.0 million bank line of credit agreement with a large United States bank secured by certain trade receivables. This credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.3 million as of March 31, 2002. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. The Company is in compliance with all debt covenants as of March 31, 2002.

     Interest on the U.S. credit facility accrues at an annual rate equal to either the bank's prime rate less .25% or the LIBOR rate plus 1.75% and is payable monthly. Interest on the foreign credit facility accrues at an annual rate of 1% above the bank's "base rate." The Company recorded interest expense of $36,000 and $527,000 during the three months ended March 31, 2002 and 2001, respectively, and $164,000 and $1,020,000 during the six months ended March 31, 2002 and 2001, respectively, related to its line of credit facilities. The carrying amounts of the Company's credit facilities approximate fair value due to their variable interest rates. The Company has no line of credit borrowings outstanding as of March 31, 2002. The entire $29.3 million is available to the Company for future borrowings. The U.S. credit facility expires in June 2002 and the foreign credit facility expires in October 2002. The Company plans to renew both lines of credit with financial terms similar to those currently in place.

4.   Gain on Sale of Subsidiary

     On February 14, 2002, the Company sold Regency Systems, Inc. ("Regency"), which sells voice and Internet banking solutions to small and mid-sized banks, to S1 Corporation ("S1"). Under the terms of the transaction, S1 acquired Regency for 400,561 unregistered shares of S1 common stock and $6.0 million in cash ($5.0 million net of expenses associated with the sale). S1 shares are included in marketable securities and recorded at current market value. Pursuant to the Stock Purchase Agreement, S1 was required to file a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the resale of these shares. In the event that the fair value of the S1 common stock received (valued at the average closing price per share for S1 common stock for the last 10 trading days immediately preceding the date the registration statement is declared effective by the SEC) is less than $5.1 million, or $12.73 per share, then S1 shall owe the Company, within five trading days, the difference between $5.1 million and the fair value in cash, S1 common stock, or any combination thereof, at S1's option. In connection with this transaction, the Company recorded a gain of $4.1 million.

5.   Non-Cash and Other Charges

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

     At September 30, 2001, the remaining accrued liability associated with the restructuring and other charges described above was $4.0 million and consisted of $1.4 million in lease obligations, $1.5 million in termination benefits and $1.1 million in other restructuring charges. During the first six months of fiscal 2002, the Company reduced the liability related to these items by approximately $2.0 million. The Company expects approximately $0.9 million of the remaining $2.0 million liability to be paid during the remainder of fiscal 2002. The remaining portion, consisting primarily of lease obligations, will be paid during fiscal 2003.

6.   Goodwill and Other Intangible Assets

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

     Effective October 1, 2001, the Company adopted SFAS No. 142 and hired an independent consultant to perform valuations of the Company's reporting units that contain goodwill. Completion of the initial step of testing indicated that the carrying value of one reporting unit exceeded its estimated fair value. Fair value was determined using a discounted cash flow methodology. Thereafter, given the indication of a potential impairment, the independent consultant completed step two of the test. Based on that analysis, an impairment loss of $25.7 million (net of income tax benefit of $6.2 million), or $0.73 per basic and diluted share, was recognized during the first quarter of fiscal 2002 as a cumulative effect of accounting change. The impairment within this reporting unit resulted primarily from overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology.

     Changes in the carrying amount of goodwill attributable to each reportable operating segment with goodwill balances for the first six months of fiscal 2002 are as follows (in thousands):

                                                                                   Insession    MessagingDirect
                                                                   ACI Worldwide  Technologies        Ltd.
                                                                   -------------  ------------  ---------------
Balance, September 30, 2001....................................... $   14,609     $   35,353     $     32,365
Foreign currency translation adjustment...........................       (77)              -             (480)
Impairment adjustment.............................................          -              -          (31,885)
                                                                   -----------    -----------    -------------
Balance, March 31, 2002........................................... $   14,532     $   35,353     $          -
                                                                   ===========    ===========    =============


     In connection with adopting SFAS No. 142, the Company reassessed the useful lives of intangible assets subject to amortization, consisting only of internally-developed software and purchased software, and determined that they continue to be appropriate. Amortization of software is computed using the straight-line method over an estimated useful life of three years. The gross carrying amount and accumulated amortization of software at each balance sheet date are as follows (in thousands):

                                                                      Mar. 31,      Sept. 30,
                                                                        2002          2001
                                                                    ------------  ------------
      Internally-developed software................................ $    19,757   $    25,008
      Purchased software...........................................      53,534        53,720
                                                                    ------------  ------------
                                                                         73,291        78,728
      Less: accumulated amortization...............................     (55,629)      (50,774)
                                                                    ------------  ------------
      Software, net................................................ $    17,662   $    27,954
                                                                    ============  ============


     Software amortization expense recorded in the three and six months ended March 31, 2002 was $4,224,000 and $7,700,000, respectively. Estimated amortization expense for the remainder of fiscal 2002 and each of the five succeeding fiscal years is as follows (in thousands):

         2002...........................................     $4,120
         2003..........................................       7,688
         2004..........................................       4,125
         2005...........................................      1,428
         2006..........................................         301
         2007..........................................           -


     Actual results of operations for the three and six months ended March 31, 2002, and results of operations for the three and six months ended March 31, 2001, shown as if the Company had applied the nonamortization provisions of SFAS No. 142 during that period, are as follows (in thousands, except per share amounts):

                                                                  Three Months Ended         Six Months Ended
                                                                       March 31,                 March 31,
                                                                ----------------------    ----------------------
                                                                   2002        2001          2002        2001
                                                                ----------  ----------    ----------  ----------
    Net income (loss), as reported............................. $   4,550   $  (3,604)    $ (23,954)  $ (17,956)
    Add back: cumulative effect of accounting change...........         -           -        25,704           -
                                                                ----------  ----------    ----------  ----------
    Income (loss) from continuing operations...................     4,550      (3,604)        1,750     (17,956)
    Add back: goodwill amortization............................         -       3,413             -       5,780
                                                                ----------  ----------    ----------  ----------
    Adjusted net income (loss)................................. $   4,550   $    (191)    $   1,750   $ (12,176)
                                                                ==========  ==========    ==========  ==========


    Basic earnings per share:
        Net income (loss), as reported......................... $    0.13   $   (0.10)    $   (0.68)  $   (0.54)
        Cumulative effect of accounting change.................         -           -          0.73           -
                                                                ----------  ----------    ----------  ----------
        Net loss from continuing operations....................      0.13       (0.10)        (0.05)      (0.54)
        Goodwill amortization..................................         -        0.10             -        0.17
                                                                ----------  ----------    ----------  ----------
        Adjusted net income (loss)............................. $    0.13   $    0.00     $   (0.05)  $   (0.37)
                                                                ==========  ==========    ==========  ==========


    Diluted earnings per share:
        Net income (loss), as reported......................... $    0.13   $   (0.10)    $   (0.67)  $   (0.54)
        Cumulative effect of accounting change.................         -           -          0.72           -
                                                                ----------  ----------    ----------  ----------
        Income (loss) from continuing operations...............      0.13       (0.10)        (0.05)      (0.54)
        Goodwill amortization..................................         -        0.10             -        0.17
                                                                ----------  ----------    ----------  ----------
        Adjusted net income (loss)............................. $    0.13   $    0.00     $   (0.05)  $   (0.37)
                                                                ==========  ==========    ==========  ==========


7.   Common Stock and Earnings Per Share

     Exchangeable shares and options received by shareholders of MessagingDirect Ltd. ("MDL") that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2001 and March 31, 2002 condensed consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three and six months ended March 31, 2002 and 2001. Exchangeable shares and MDL options included in Class A Common Stock totaled 503,267 shares and 15,459 options as of March 31, 2002, and 650,146 shares and 20,040 options as of September 30, 2001.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders, adjusted for the effect of any outstanding dilutive securities (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). There is no difference in the numerator used for basic and diluted EPS computations. The differences between the basic and diluted EPS denominators for the three and six months ended March 31, 2002, which amounted to approximately 232,000 and 219,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Weighted average shares from stock options of 1,680,000 and 1,666,000 were excluded from the computation of diluted EPS for the three and six months ended March 31, 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares. For the three and six months ended March 31, 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss from continuing operations in both periods.

8.   Comprehensive Income/Loss

     The Company's components of other comprehensive income/loss were as follows (in thousands):

                                                             Three Months Ended        Six Months Ended
                                                                  March 31,                March 31,
                                                           ----------------------   ----------------------
                                                              2002        2001         2002        2001
                                                           ----------  ----------   ----------  ----------
     Net income (loss).................................... $   4,550   $  (3,604)   $ (23,954)  $ (17,956)
     Other comprehensive income (loss):
       Foreign currency translation adjustments...........       472      (5,112)         (48)     (4,573)
       Change in unrealized loss on investments...........      (378)        842        1,972       2,645
                                                           ----------  ----------   ----------  ----------
     Comprehensive income (loss).......................... $   4,644   $  (7,874)   $ (22,030)  $ (19,884)
                                                           ==========  ==========   ==========  ==========


     The Company's components of accumulated other comprehensive loss at each balance sheet date were as follows (in thousands):

                                                                            Foreign     Unrealized    Accumulated
                                                                           Currency     Investment       Other
                                                                          Translation    Holding     Comprehensive
                                                                          Adjustments      Loss         Income
                                                                          -----------   ----------   ------------

       Balance, September 30, 2001....................................... $   (8,425)   $  (2,350)    $ (10,775)
       Fiscal 2002 year-to-date activity.................................       (48)         (928)         (976)
       Reclassification adjustment for loss included in net loss.........          -        2,900         2,900
                                                                          ----------    ----------    ----------
        Balance, March 31, 2002.......................................... $  (8,473)    $    (378)    $  (8,851)
                                                                          ==========    ==========    ==========

9.   Segment Information

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

     The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income (loss) by business unit. The Company does not track assets by business unit. No single customer accounted for more than

10% of the Company's consolidated revenue during the three and six months ended March 31, 2002 and 2001. The following are revenues and operating income (loss) for these business units for the periods indicated (in thousands):

                                                        Three Months Ended         Six Months Ended
                                                             March 31,                 March 31,
                                                      ----------------------    ----------------------
                                                         2002        2001          2002        2001
                                                      ----------  ----------    ----------  ----------
     Revenues (1):
       ACI Worldwide................................. $  46,353   $  57,776     $  92,259   $ 116,192
       Insession Technologies........................     9,304      10,860        18,619      20,144
       IntraNet, Inc. ...............................    10,016       7,650        20,105      14,258
       Health Payment Systems (HHPC only)............         -         206             -         534
                                                      ----------  ----------    ----------  ----------
                                                      $  65,673   $  76,492     $ 130,983   $ 151,128
                                                      ==========  ==========    ==========  ==========


     Operating income (loss) (1):
       ACI Worldwide................................. $    (555)  $   1,657     $  (4,480)  $   2,779
       Insession Technologies........................       886        (353)        2,419      (1,110)
       IntraNet, Inc. ...............................     1,371      (1,737)        3,002      (4,634)
       Health Payment Systems (HHPC only)............         -        (751)            -      (2,143)
                                                      ----------  ----------    ----------  ----------
                                                      $   1,702   $  (1,184)    $     941   $  (5,108)
                                                      ==========  ==========    ==========  ==========
     ------------------------------------

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


     Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues for the periods indicated and long-lived assets at each balance sheet date for these geographic regions (in thousands):

                                                        Three Months Ended         Six Months Ended
                                                             March 31,                 March 31,
                                                      ----------------------    ----------------------
                                                         2002        2001          2002        2001
                                                      ----------  ----------    ----------  ----------
     Revenues:
       United States................................. $  28,445    $ 31,928     $  57,303   $  63,933
       Other Americas................................     9,033      11,256        18,394      20,242
                                                      ----------  ----------    ----------  ----------
          Total Americas.............................    37,478      43,184        75,697      84,175
       EMEA..........................................    18,594      24,793        38,374      51,783
       Asia/Pacific..................................     9,601       8,515        16,912      15,170
                                                      ----------  ----------    ----------  ----------
                                                      $  65,673   $  76,492     $ 130,983   $ 151,128
                                                      ==========  ==========    ==========  ==========

                                                                   March 31,     Sept. 30,
                                                                     2002          2001
                                                                  ----------    ----------
                   Long-lived assets:
                     United States............................... $  69,611     $  78,809
                     Other Americas..............................     5,514        22,491
                                                                  ----------    ----------
                        Total Americas...........................    75,125       101,300
                     EMEA........................................    10,375        28,960
                     Asia/Pacific................................       778           938
                                                                  ----------    ----------
                                                                  $  86,278     $ 131,198
                                                                  ==========    ==========

10.  Stock-Based Compensation

     On August 1, 2001, the Company announced a voluntary stock option exchange program (the "Exchange Program") offering to exchange all outstanding options to purchase shares of the Company's Class A Common Stock ("Common Stock") granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans. The Exchange Program required that any person tendering an option grant for exchange would be required to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of Common Stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company canceled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of Common Stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and the regrant date. The exercise price of the replacement options was the fair market value of the Common Stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). The new shares have a vesting schedule of 1/18 per month beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vest 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and is not expected to result in any additional compensation charges or variable-award accounting.

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

     The following are revenues and operating income (loss) for these business units for the three and six months ended March 31, 2002 and 2001 (in thousands):

                                                        Three Months Ended         Six Months Ended
                                                             March 31,                 March 31,
                                                      ----------------------    ----------------------
                                                         2002        2001          2002        2001
                                                      ----------  ----------    ----------  ----------
     Revenues (1):
       ACI Worldwide................................. $  46,353   $  57,776     $  92,259   $ 116,192
       Insession Technologies........................     9,304      10,860        18,619      20,144
       IntraNet, Inc. ...............................    10,016       7,650        20,105      14,258
       Health Payment Systems (HHPC only)............         -         206             -         534
                                                      ----------  ----------    ----------  ----------
                                                      $  65,673   $  76,492     $ 130,983   $ 151,128
                                                      ==========  ==========    ==========  ==========


     Operating income (loss) (1):
       ACI Worldwide................................. $    (555)  $   1,657     $  (4,480)  $   2,779
       Insession Technologies........................       886        (353)        2,419      (1,110)
       IntraNet, Inc. ...............................     1,371      (1,737)        3,002      (4,634)
       Health Payment Systems (HHPC only)............         -        (751)            -      (2,143)
                                                      ----------  ----------    ----------  ----------
                                                      $   1,702   $  (1,184)    $     941   $  (5,108)
                                                      ==========  ==========    ==========  ==========
     ------------------------------------

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

     The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, as of March 31, 2002 and 2001 (in thousands):

                                                                                        Non-Recurring Revenue
                                                      Recurring Revenue Backlog                Backlog
                                                      -------------------------       -------------------------
                                                              March 31,                       March 31,
                                                      -------------------------       -------------------------
                                                         2002           2001             2002           2001
                                                      ----------     ----------       ----------     ----------
     ACI Worldwide................................... $  90,500      $  97,500        $  19,500      $  39,100
     Insession Technologies..........................    15,000         17,200            4,700          3,800
     IntraNet, Inc...................................    17,500         17,000           22,500         12,500
     Health Payment Systems (HHPC only)..............         -              -                -              -
                                                      ----------     ----------       ----------     ----------
                                                      $ 123,000      $ 131,700        $  46,700      $  55,400
                                                      ==========     ==========       ==========     ==========

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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):


                                         Three Months Ended March 31,                   Six Months Ended March 31,
                                  ------------------------------------------    ------------------------------------------
                                          2002                  2001                    2002                  2001
                                  --------------------  --------------------    --------------------  --------------------
                                                % of                  % of                    % of                  % of
                                    Amount     Revenue    Amount     Revenue      Amount     Revenue    Amount     Revenue
                                  ----------  --------  ----------  --------    ----------  --------  ----------  --------
Revenues:
    ILFs and PUFs ............... $  21,457     32.7 %  $  30,422     39.8 %    $  39,526     30.2 %  $  50,521     33.4 %
    MLFs (other than
       Recognized-Up-Front MLFs).    11,336     17.2       11,974     15.6         23,543     18.0       25,218     16.7
    Recognized-Up-Front MLFs.....     2,805      4.3        2,763      3.6          6,850      5.2       11,887      7.9
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
    Total software license fees..    35,598     54.2       45,159     59.0         69,919     53.4       87,626     58.0
    Maintenance fees.............    19,626     29.9       17,420     22.8         39,104     29.8       33,385     22.1
    Services.....................    10,449     15.9       13,913     18.2         21,960     16.8       30,117     19.9
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
       Total revenues............    65,673    100.0       76,492    100.0        130,983    100.0      151,128    100.0
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------

Expenses:
    Cost of software license
      fees.......................     9,150     13.9       11,233     14.7         20,145     15.4       22,824     15.1
    Cost of maintenance and
      services...................    15,772     24.0       18,011     23.5         31,540     24.1       36,722     24.3
    Research and development.....     8,918     13.6       10,722     14.0         17,967     13.7       20,791     13.8
    Selling and marketing........    16,484     25.1       18,247     23.8         33,106     25.3       37,942     25.1
    General and administrative...    13,647     20.8       16,050     21.0         27,284     20.8       32,177     21.3
    Amortization of goodwill.....         -        -        3,413      4.5              -        -        5,780      3.8
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
       Total expenses............    63,971     97.4       77,676    101.5        130,042     99.3      156,236    103.4
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
Operating income (loss)..........     1,702      2.6       (1,184)    (1.5)            941     0.7       (5,108)    (3.4)
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------

Other income (expense):
    Interest income, net.........       729      1.1          (33)    (0.1)          1,649      1.3         172      0.1
    Other........................     4,339      6.6         (988)    (1.3)            333      0.2     (15,026)    (9.9)
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
       Total other income
         (expense)...............     5,068      7.7       (1,021)    (1.4)          1,982      1.5     (14,854)    (9.8)
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------

Income (loss) before income
  taxes..........................     6,770     10.3       (2,205)    (2.9)         2,923      2.2      (19,962)   (13.2)
Income tax benefit (provision)...    (2,220)    (3.4)      (1,399)    (1.8)        (1,173)    (0.9)       2,006      1.3
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
Income (loss) from continuing
  operations before cumulative
  effect of accounting change....     4,550      6.9       (3,604)    (4.7)         1,750      1.3      (17,956    (11.9)
Cumulative effect of accounting
  change.........................         -        -            -        -        (25,704)   (19.6)           -        -
                                  ----------  -------   ----------  -------     ----------  -------   ----------  -------
Net income (loss)................ $   4,550      6.9 %  $  (3,604)    (4.7)%    $ (23,954)   (18.3)%  $ (17,956)   (11.9)%
                                  ==========  =======   ==========  =======     ==========  =======   ==========  =======


     Revenues. Total revenues for the second quarter of fiscal 2002 decreased $10.8 million, or 14.1%, from the comparable period in fiscal 2001. Total revenues for the first six months of fiscal 2002 decreased $20.1 million, or 13.3%, from the comparable period in fiscal 2001. The three-month decrease is the result of a $9.6 million, or 21.2%, decrease in software license fees revenue and a decrease of $3.5 million, or 24.9%, decrease in services revenue offset by a $2.2 million, or 12.7%, increase in maintenance fees revenue. The six-month decrease is the result of a $17.7 million, or 20.2%, decrease in software license fees revenue and a decrease of $8.2 million, or 27.1%, decrease in services revenue offset by a $5.7 million, or 17.1%, increase in maintenance fees revenue. Approximately $0.8 million of the decrease in total revenues for the second quarter and first six months of fiscal 2002 was due to the sale of Regency Systems, Inc. ("Regency"), which was part of the ACI Worldwide business unit.

    The decrease in software license fee revenues for the second quarter and first six months of fiscal 2002, as compared to the same periods in fiscal 2001, is primarily the result of a decrease in demand for ACI Worldwide's and Insession Technologies' products, offset by an increase in demand for IntraNet, Inc.'s products.

    The decrease in demand for ACI Worldwide's products is due to fewer transaction volume upgrades received during the second quarter and first six months of fiscal 2002 as compared to the same periods in fiscal 2001. These decreases are due to current global economic conditions that have caused many of the Company's customers to forecast a slowing of electronic transaction volume growth. As a result, these customers have reduced their information technology budgets and spending commitments.

    The decrease in Insession Technologies' software license fees revenues is primarily due to a decrease in demand for its ICE product line. This decrease in demand has been caused by the same global economic conditions facing ACI Worldwide.

    The increase in IntraNet, Inc.'s software license fees revenues is primarily the result of migrating its customers from the Digital VAX-based MTS product to the new RS6000-based MTS product.

    In fiscal 2001, the Company changed its sales compensation plans for its ACI Worldwide and Insession Technologies sales forces to emphasize Paid-Up-Front ("PUF") contracts for both customer renewals and new customers rather than emphasizing combination Initial License Fee and Monthly License Fee ("ILF/MLF") contracts. Over time, the impact of this change is to increase the amount of PUF revenue and reduce the amount of MLF revenue.

    The increase in maintenance fee revenues is due to the growth in the installed base of the Company's software products in all three of its business units.

    The decrease in services revenue for the second quarter and first six months of fiscal 2002, as compared to the same periods in fiscal 2001, resulted from lower demand for technical and project management services, which was primarily caused by decreased sales of ACI Worldwide's products and Insession Technologies' products. Offsetting this decrease was an increase is services revenues in the Company's IntraNet, Inc. business unit related to services performed while migrating customers to its new RS6000-based wire transfer product.

     Expenses. Total operating expenses for the second quarter of fiscal 2002 decreased $10.3 million, or 13.9%, as compared to the second quarter of fiscal 2001 (excluding $3.4 million of goodwill amortization charges in the second quarter of fiscal 2001). Total operating expenses for the first six months of fiscal 2002 decreased $20.4 million, or 13.6%, as compared to the first six months of fiscal 2001 (excluding $5.8 million of goodwill amortization charges in the first six months of fiscal 2001). During the third quarter of fiscal 2001, the Company implemented a restructuring plan whereby it closed or significantly reduced the size of certain product development organizations and geographic sales offices, made executive management changes and transferred ownership in HHPC to the minority shareholder. These actions have caused the Company's overall operating expenses to decline. Approximately $1.1 million of the decrease in operating expenses for the second quarter and first six months of fiscal 2002 was due to the sale of Regency.

     Cost of software license fees for the second quarter of fiscal 2002 decreased $2.1 million, or 18.5%, as compared to the second quarter of fiscal 2001. Cost of software license fees for the first six months of fiscal 2002 decreased $2.7 million, or 11.7%, as compared to the first six months of fiscal 2001. These decreases were due primarily to a decrease in royalties owed to the owners of third-party products resulting from decreases in third-party product sales volumes and a decrease in the royalty rate for one third-party product.

     Cost of maintenance and services for the second quarter of fiscal 2002 decreased $2.2 million, or 12.4%, as compared to the second quarter of fiscal 2001. Cost of maintenance and services for the first six months of fiscal 2002 decreased $5.2 million, or 14.1%, as compared to the first six months of fiscal 2001. These decreases were the result of fewer staff needed to support the Company's ACI Worldwide and Insession Technologies services-related business.

     Research and development ("R&D") costs for the second quarter of fiscal 2002 decreased $1.8 million, or 16.8%, as compared to the second quarter of fiscal 2001. R&D costs for the first six months of fiscal 2002 decreased $2.8 million, or 13.6%, as compared to the first six months of fiscal 2001. The Company terminated further development of certain products as part of the fiscal 2001 corporate restructuring, causing this decrease. R&D costs as a percentage of total revenues for the three and six months ended March 31, 2002 were 13.6% and 13.7%, respectively, as compared to 14.0% and 13.8%, respectively for comparable periods of fiscal 2001. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in the first six months of fiscal 2002 and 2001 totaled approximately $0.6 million and $2.6 million, respectively.

     Selling and marketing costs for the second quarter of fiscal 2002 decreased $1.8 million, or 9.7%, as compared to the second quarter of fiscal 2001. Selling and marketing costs for the first six months of fiscal 2002 decreased $4.8 million, or 12.7%, as compared to the first six months of fiscal 2001. Selling and marketing costs as a percentage of total revenues for the first six months of fiscal 2002 were 25.3% compared to 25.1% for the first six months of fiscal 2001.

     General and administrative costs for the second quarter of fiscal 2002 decreased $2.4 million, or 15.0%, as compared to the second quarter of fiscal 2001. General and administrative costs for the first six months of fiscal 2002 decreased $4.9 million, or 15.2%, as compared to the first six months of fiscal 2001. These decreases were attributable to reductions in personnel and occupancy costs resulting from the fiscal 2001 corporate restructuring, as well as a decrease in bad debts expense.

     Other Income and Expenses. The increase in net interest income in fiscal 2002 is primarily due to the repayment of borrowings on the Company's line of credit facilities, resulting in decreased interest expense, as well as an increase in interest income resulting from an increase in the Company's cash balance.

     The Company recorded a gain on sale of Regency in the amount of $4.1 million during the three months ended March 31, 2002. After considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and charges to earnings for the declines in market value were required. Therefore, the Company recorded non-cash charges of $2.9 million and $12.4 million during the three months ended December 31, 2001 and 2000, respectively. In addition, the Company expensed costs of $1.9 million associated with the cancelled initial public offering of its wholly-owned subsidiary, Insession Technologies, Inc. in the three months ended December 31, 2000. Also included in other expenses are foreign currency translation gains and losses recognized by the Company.

     Income Taxes. The effective tax rate for the first six months of fiscal 2002 was approximately 17% as compared to 10% for the first six months of fiscal 2001. The Company adopted SFAS No. 142 (see Note 6 to the Condensed Consolidated Financial Statements for further details) as of October 1, 2001. As a result of adopting SFAS No. 142, the Company recognized an impairment loss on the carrying value of recorded goodwill and realized an income tax benefit resulting from this impairment loss. The effective tax rate for the first six months of fiscal 2002 is lower than would be expected as the Company recorded a valuation reserve against a portion of this tax benefit.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of its deferred tax assets. As of March 31, 2002, the Company has deferred tax assets of $27.8 million (net of $25.9 million valuation allowance) and deferred tax liabilities of $0.5 million. The Company intends to analyze the realizability of its net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits has changed and, therefore, the valuation reserve may be adjusted accordingly.

Liquidity and Capital Resources

     As of March 31, 2002, the Company's principal sources of liquidity consisted of $47.3 million in cash and cash equivalents, and available bank lines of credit. The Company has a $25.0 million bank line of credit agreement with a large United States bank secured by certain trade receivables of TSA. This credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.3 million as of March 31, 2002. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. There are no line of credit borrowings outstanding as of March 31, 2002. The entire $29.3 million is available to the Company for future borrowings. The Company is in compliance with all debt covenants as of March 31, 2002. The U.S. credit facility expires in June 2002 and the foreign credit facility expires in October 2002. Although no assurances can be given, the Company currently does not anticipate circumstances that would lead to the non-renewal of either of these line of credit agreements.

     The Company's net cash flows provided by operating activities for the first six months of fiscal 2002 amounted to $25.4 million. Net cash used in operating activities during the first six months of fiscal 2001 was $1.0 million. In an effort to enhance upfront software license fee payments, the Company adopted an initiative in fiscal 2001 to pursue PUF payment options for its software licensing rather than ILF/MLF payment options. Under the PUF payment option, the licensee pays the license fee at the beginning of the software license term whereas under the ILF/MLF payment option, the licensee pays a portion of the software license fees at the beginning of the software license term and the remaining portion over the software license term. The improvement in operating cash flows in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 is due to improvements in operating profits and a decrease in billed and accrued receivables, which is due in part to the Company's emphasis on PUF contracts rather than ILF/MLF contracts.

     An important contributor to the cash management program has been the Company's factoring of accrued receivables, whereby an interest in its accrued receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. The Company did not factor any accrued receivables during the second quarter of fiscal 2002. During the first six months of fiscal 2002 and 2001, the Company generated operating cash flows from the factoring of accrued receivables of $5.8 million and $8.5 million, respectively.

     The Company's net cash flows provided by investing activities totaled $0.8 million for the first six months of fiscal 2002 as compared to net cash flows used in investing activities of $6.0 million during the comparable period of fiscal 2001. Cash used in investing activities decreased by $2.4 million during the first six months of fiscal 2002 as compared to the same period in fiscal 2001 due to decreased additions of investments, notes receivable and software, offset by increased purchases of property and equipment. Additionally, the Company received cash of $0.6 million from an acquisition completed during the first six months of fiscal 2001. The Company also realized net proceeds of $5.0 million related to the sale of Regency during the second quarter of fiscal 2002.

     The Company's net cash flows used in financing activities totaled $10.7 million for the first six months of fiscal 2002 as compared to net cash flows provided by financing activities of $4.7 million during the comparable period of fiscal 2001. During the first six months of fiscal 2002, the Company made payments on its bank line of credit facilities of $12.0 million as compared to net borrowings of $3.3 million during the comparable period of fiscal 2001.

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

     o The Company will continue to derive a substantial portion of its revenues from licensing of software products that operate on Compaq computers. Any reduction in demand for these computers or in Compaq's ability to deliver products on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. Hewlett-Packard Company announced on May 3, 2002 that it completed its merger transaction with Compaq. Prior to the merger, Compaq announced a plan to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. The Company has not determined whether the merger, or the consolidation of the high-end servers if it occurs as announced, will materially affect the Company's business, financial position or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes to the Company's market risk for the six months ended March 31, 2002. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 for additional discussions regarding quantitative and qualitative disclosures about market risk.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on February 19, 2002. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

   1.  Election of directors  to hold office until the next Annual  Meeting of
       Stockholders:

                Nominee                 For                   Withheld
          Gregory J. Duman           26,458,226              1,424,858
          Jim D. Kever               18,015,065              9,868,019
          Larry G. Fendley           21,303,998              6,579,086
          Roger K. Alexander         26,420,564              1,462,520
          Gregory D. Derkacht        21,510,218              6,372,866

   2. Proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares for which options may be granted under the plan and increase the number of options for which shares may be granted to "covered employees" under Internal Revenue Code Section 162(m):

        For:  14,860,157     Against:  12,949,820     Abstain:    73,107

   3. Proposal to adopt the Company's 2002 Non-Employee Director Stock Option Plan:

        For:  15,255,243     Against:  12,541,518     Abstain:    86,323

   4. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors:

        For:  24,210,314     Against:   3,491,469     Abstain:   181,301


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         None.


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


                                    TRANSACTION SYSTEMS ARCHITECTS, INC.
                                  (Registrant)


Dated: May 10, 2002                 By:           /s/ EDWARD C. FUXA
                                        ----------------------------------------
                                                    Edward C. Fuxa
                                        Chief Accounting Officer, Vice President
                                                    and Controller