Form 10-Q
period 2002-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2002-08-14
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
224 South 108th Avenue Omaha, Nebraska 68154	(402) 334-5101
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        The number of shares of the issuer's Class A Common Stock, par value $.005 per share, outstanding as of August 12, 2002 was 35,410,720 (excluding 1,476,145 shares held as Treasury Stock, and including 426,434 Exchangeable Shares of TSA Exchangeco Limited which can be exchanged on a one-for-one basis for shares of the issuer's Class A Common Stock and 12,166 options to purchase shares of the issuer's Class A Common Stock at an exercise price of one cent per share issued to MessagingDirect Ltd. shareholders).

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION
	Other Information	2
Item 1.	Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	26
Signature		26

PART I — FINANCIAL INFORMATION

Other Information

        On June 5, 2002, Transaction Systems Architects, Inc. (the "Company") filed a Form 8-K, reporting the termination of its relationship with Arthur Andersen LLP as its independent public accountants, and announced the appointment of KPMG LLP as its new independent accountants.

        Information has recently been brought to the attention of the Company's management that caused management to review several transactions involving one of the Company's customers that occurred during fiscal 1999 and 2000, to determine whether such transactions were accounted for appropriately. The Company promptly retained outside legal counsel to review these transactions and advise the Company. The Company promptly notified KPMG LLP and the Company's Audit Committee of the Board of Directors of this review. The Company believes that, based on its initial review and consultation with its outside advisors, some restatement of prior quarterly periods will be required. As a result, the Company has asked KPMG to re-audit the consolidated financial statements for fiscal years 1999, 2000 and 2001.

        The Company has a series of transactions with the customer that affect the quarterly and annual financial statements of the Company in fiscal 1999, 2000, 2001 and 2002. Those transactions included sales of software licenses to the customer, pre-payments of royalties and payments for distributions rights related to the use and resale of the customer's software products, and direct equity investments made by the Company in the customer. The Company is determining whether the recognition of revenue occurred in the proper period and whether the recognition of certain revenues and expenses were properly valued.

        In March 1999, the Company sold a software license to the customer under extended payment terms over a 60-month period and recognized revenue of $4.4 million. In June 1999 and subsequent to making an equity investment in the customer, the Company collected a lump-sum payment of $3.9 million in settlement of the net present value of the remaining scheduled license fee payments. The Company also prepaid royalties in the amount of $0.7 million during June 1999 related to the rights to use and distribute the customer's software products. In March 2000, the Company sold a second software license and services for post-contract support (maintenance) to the customer with payment for the fees due in two subsequent equal installments and recognized revenue of $4.2 million. The Company also modified the distribution rights agreement for the sale and use of the customer's products and committed to pay $6.0 million over 5 years.

        In March 2001, the Company and the customer modified the various agreements. The distribution rights agreement was modified such that an exclusivity clause granted to the Company was cancelled, the royalty rate was reduced and the remaining future payments of $4.8 million were cancelled. Additionally, a consulting agreement was cancelled, a service agreement with various guaranteed payments due to the Company was cancelled and other amounts due the Company were consolidated into a note receivable for $0.7 million.

        In June 1999, the Company made a direct equity investment in the customer by investing $6.5 million of cash in exchange for unregistered common stock and warrants to purchase common stock. The price paid for the investment was at current market values for the customer's publicly traded shares. In July 2000, the Company exercised the warrants, acquiring additional shares of the customer's common stock with a direct investment of $5.2 million in the customer. The Company also sold approximately 24% of its holdings of the customer's common stock during June and July for proceeds of $4.0 million and realized net gains of $1.2 million. The price of the customer's common stock declined significantly during late 2000 and declined further in 2001, and the Company recorded non-cash charges to earnings of approximately $8.1 million and $0.9 million in the fiscal quarters ended

December 31, 2000 and September 30, 2001, respectively, for the "other than temporary" decline in the market value of its investment in the common stock.

        The Company's management currently believes that based on information it has reviewed as of the date of this Quarterly Report with respect to the transactions currently under review, the aggregate of GAAP pretax income for fiscal years 1999, 2000 and 2001, and the nine-month period ended June 30, 2002, may not be materially different than previously reported; however, the fiscal quarters and years in which such pretax income was previously reported, the financial statement classification of items of revenue and expense, and pro-forma results, may change. The re-audit could also result in changes to other items of income and expense and the application of accounting principles unrelated to the transactions currently under consideration.

        The Company will defer making any restatement of prior period financial statements until the re-audit is completed. The Company may conclude based on the re-audit that (i) a shift of the recognition of certain revenues and/or expenses between fiscal periods is required, or (ii) certain items of income or expenses should not have been recognized as income or expense in the originally filed financial statements which may result in a corresponding increase or decrease in the subsequent non-cash charge to earnings resulting from the write-off of the investment in the common stock of the customer.

        The Company's independent accountants have advised the Company that they will not be in a position to complete their review of the Company's unaudited condensed consolidated financial statements for the three and nine-month periods ended June 30, 2002 until the re-audit is completed. As a result, the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X. Upon completion of the re-audit and the review, the Company will, if necessary, amend its Quarterly Reports on Form 10-Q for the quarterly periods and its Annual Reports on Form 10-K for the annual periods that are affected.

Item 1. Financial Statements.

Page
Index to condensed consolidated financial statements filed as part of this Form 10-Q:
Condensed Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001	5
Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and 2001	6
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001	7
Notes to Condensed Consolidated Financial Statements	8

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share amounts)

	June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$59,268	$32,252
Marketable securities	2,960	2,650
Billed receivables, net of allowances of $8,655 and $8,700, respectively	49,986	50,277
Accrued receivables	36,616	50,932
Prepaid income taxes	—	1,911
Deferred income taxes	9,550	8,700
Other	6,858	10,990

Total current assets	165,238	157,712
Property and equipment, net	12,444	14,580
Software, net	16,048	27,954
Goodwill, net	50,179	82,327
Long-term accrued receivables	18,320	24,916
Investments and notes receivable	1,327	1,309
Deferred income taxes	18,319	13,627
Other	2,656	5,028

Total assets	$284,531	$327,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$422	$12,559
Accounts payable	7,476	13,542
Accrued employee compensation	9,561	9,030
Income taxes payable	769	—
Accrued liabilities	19,552	23,369
Deferred revenue	38,204	35,857

Total current liabilities	75,984	94,357
Long-term debt	1,309	761
Long-term deferred revenue	8,365	12,610
Other	1,093	1,057

Total liabilities	86,751	108,785

Stockholders' equity:
Class A Common Stock, 36,848,429 and 36,687,658 shares issued and outstanding, respectively	184	184
Additional paid-in capital	223,541	222,501
Retained earnings	19,332	42,016
Treasury stock, 1,476,145 shares	(35,258)	(35,258)
Accumulated other comprehensive loss	(10,019)	(10,775)

Total stockholders' equity	197,780	218,668

Total liabilities and stockholders' equity	$284,531	$327,453

        See notes to condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software license fees	$35,636	$41,716	$105,555	$129,342
Maintenance fees	19,058	18,387	58,162	51,772
Services	10,282	13,568	32,242	43,685

Total revenues	64,976	73,671	195,959	224,799

Expenses:
Cost of software license fees	7,671	10,723	27,816	33,547
Cost of maintenance and services	14,953	20,311	46,493	57,033
Research and development	8,711	10,854	26,678	31,645
Selling and marketing	16,496	20,483	49,602	58,425
General and administrative	14,002	26,513	41,286	58,690
Amortization of goodwill	—	4,293	—	10,073

Total expenses	61,833	93,177	191,875	249,413

Operating income (loss)	3,143	(19,506)	4,084	(24,614)

Other income (expense):
Interest income, net	649	1,376	2,298	1,548
Other	325	(8,320)	658	(23,346)

Total other income (expense)	974	(6,944)	2,956	(21,798)

Income (loss) before income taxes	4,117	(26,450)	7,040	(46,412)
Income tax benefit (provision)	(2,848)	4,935	(4,021)	6,941

Income (loss) from continuing operations before cumulative effect of accounting change	1,269	(21,515)	3,019	(39,471)
Cumulative effect of accounting change, net of tax	—	—	(25,704)	—

Net income (loss)	$1,269	$(21,515)	$(22,685)	$(39,471)

Earnings per share information:
Weighted average shares outstanding:
Basic	35,355	35,086	35,303	33,765

Diluted	35,735	35,086	35,576	33,765

Basic earnings per share:
Continuing operations	$0.04	$(0.61)	$0.09	$(1.17)
Cumulative effect of accounting change	—	—	(0.73)	—

Net income (loss)	$0.04	$(0.61)	$(0.64)	$(1.17)

Diluted earnings per share:
Continuing operations	$0.04	$(0.61)	$0.08	$(1.17)
Cumulative effect of accounting change	—	—	(0.72)	—

Net income (loss)	$0.04	$(0.61)	$(0.64)	$(1.17)

        See notes to condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(22,685)	$(39,471)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	5,035	6,066
Amortization	12,263	22,169
Non-cash and other charges	543	21,717
Goodwill impairment	31,885	—
Changes in operating assets and liabilities:
Billed and accrued receivables, net	18,990	18,817
Other current and noncurrent assets	(3,483)	(11,280)
Accounts payable	(6,008)	(4,132)
Deferred revenue	1,827	(4,019)
Other current and noncurrent liabilities	(2,449)	4,319

Net cash provided by operating activities	35,918	14,186

Cash flows from investing activities:
Purchases of property and equipment	(3,036)	(2,461)
Additions to software	(1,388)	(4,405)
Net proceeds from sale of business	5,238	—
Acquisition of business, net of cash received	—	255
Additions to investments and notes receivable	350	(1,772)

Net cash provided by (used in) investing activities	1,164	(8,383)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	910	1,140
Proceeds from exercise of stock options	69	223
Line of credit payments	(12,000)	(2,925)
Borrowings of long-term debt	411	706

Net cash used in financing activities	(10,610)	(856)

Effect of exchange rate fluctuations on cash	544	(246)

Net increase (decrease) in cash and cash equivalents	27,016	4,701
Cash and cash equivalents, beginning of period	32,252	23,400

Cash and cash equivalents, end of period	$59,268	$28,101

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

        The condensed consolidated financial statements at June 30, 2002, and for the three and nine months ended June 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods; except as discussed in Other Information disclosed on page 2 of this Form 10-Q. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2002.

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

        The Company follows two methods for pricing its software licenses. Under the first method, the software license is priced based upon the number of transactions processed by the customer ("transaction-based pricing"). Under transaction-based pricing, the customer is allowed to process a contractually predetermined maximum volume of transactions per month for a specified period of time. Once the customer's transaction volume exceeds this maximum volume level, the customer is required to pay additional license fees for each incremental volume level. Under the second method, the software license is priced on a per copy basis and tiered to recognize different performance levels of the customer's processing hardware ("designated-equipment-group pricing"). Under designated- equipment-group pricing, the customer pays a license fee for each copy of the software for a specified period of time.

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

        The present value of Recognized-Up-Front MLFs recognized during the three months ended June 30, 2002 and 2001 totaled approximately $2.8 million and $6.4 million, respectively. The present value of Recognized-Up-Front MLFs recognized during the nine months ended June 30, 2002 and 2001 totaled approximately $9.6 million and $18.3 million, respectively. The discount rates used to determine the present value of these software license fees, representing the Company's incremental borrowing rates, ranged from 7.00% to 9.25% during the nine months ended June 30, 2002, and from 9.25% to 11.00% during the nine months ended June 30, 2001. Recognized-Up-Front MLFs that have been recognized as software license fee revenues by the Company, but not yet billed, are reflected in current and long-term accrued receivables in the accompanying condensed consolidated balance sheets.

3.    Line of Credit Facilities

        During the three months ended June 30, 2002, the Company renewed its bank line of credit agreement with a large United States bank, reducing the available credit amount pursuant to the agreement from $25.0 million to $15.0 million. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.6 million as of June 30, 2002. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. The Company is in compliance with all debt covenants as of June 30, 2002.

        Interest on the U.S. credit facility accrues at an annual rate equal to either the bank's prime rate or the LIBOR rate plus 2% and is payable monthly. Interest on the foreign credit facility accrues at an annual rate of 1% above the bank's "base rate." The Company recorded interest expense and related fees of $15,000 and $249,000 during the three months ended June 30, 2002 and 2001, respectively, and $180,000 and $1,270,000 during the nine months ended June 30, 2002 and 2001, respectively, related to its line of credit facilities. The carrying amounts of the Company's credit facilities approximate fair value due to their variable interest rates. The Company has no line of credit borrowings outstanding as of June 30, 2002. The entire $19.6 million is available to the Company for future borrowings. The U.S. credit facility expires in June 2003 and the foreign credit facility expires in October 2002. The Company plans to renew the foreign line of credit with financial terms similar to those currently in place.

4.    Non-Cash and Other Charges

        The Company continually evaluates its investment holdings and long-lived assets for evidence of impairment. After considering current market conditions for technology companies and specific information regarding those companies in which the Company has an ownership interest, the Company determined that the declines in market value for certain of its investment holdings were "other than temporary" and charges to earnings for the declines in market value were required. Therefore, the Company recorded non-cash charges of $2.2 million, $2.9 million, $900,000 and $12.4 million, respectively, during the fiscal quarters ended June 30, 2002, December 31, 2001, September 30, 2001 and December 31, 2000. In addition, the Company expensed costs of $1.9 million associated with the cancelled initial public offering of its wholly-owned subsidiary, Insession Technologies, Inc. in the three months ended December 31, 2000. These items are included in other non operating expenses in the accompanying condensed consolidated statements of operations.

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

        At September 30, 2001, the remaining accrued liability associated with the restructuring and other charges described above was $4.0 million and consisted of $1.4 million in lease obligations, $1.5 million in termination benefits and $1.1 million in other restructuring charges. During the first nine months of fiscal 2002, the Company made cash payments of approximately $2.6 million, reducing the liability related to these items to $1.4 million. The Company expects the liability at the end of fiscal 2002 to be approximately $1.0 million, consisting primarily of lease obligations.

        During the three months ended June 30, 2002, the Company determined that the value of certain prepaid distribution rights and notes receivable were impaired. Accordingly, the Company recorded a non-cash charge of $1.6 million for these write-offs. These expenses are included in operating expenses in the accompanying condensed consolidated statements of operations.

5.    Gain on Sale of Subsidiary

        On February 14, 2002, the Company sold Regency Systems, Inc. ("Regency"), which sells voice and Internet banking solutions to small and mid-sized banks, to S1 Corporation ("S1"). Under the terms of the transaction, S1 acquired Regency for 400,561 unregistered shares of S1 common stock and $6.0 million in cash ($5.0 million net of expenses associated with the sale). In connection with this transaction, the Company recorded a gain of $4.1 million during the second quarter ended March 31, 2002.

        Under the terms of the Stock Purchase Agreement, if the fair value of the S1 common stock received (based on the average closing price for the 10 trading days immediately preceding the effective date of the registration statement for those shares) declined below $5.1 million, or $12.73 per share, then S1 owed the Company the difference between $5.1 million and the fair value. Accordingly, due to the decrease in the fair value of its common stock, S1 paid the Company an additional $478,000 in cash in May 2002, which was recorded as a gain during the third quarter ended June 30, 2002. S1 shares are included in marketable securities and recorded at current market value. S1's share value has declined between the time the Regency transaction closed and June 30, 2002. Due to the short time the Company has owned these shares, the decline in the value of this investment has been treated as temporary, with unrealized losses included in accumulated other comprehensive loss in the stockholders' equity section of the financial statements. The Company will continue to evaluate its holding in S1 common stock for evidence of "other than temporary" impairment. If the Company determines that there is an impairment which is deemed to be "other than temporary", the Company will be required to record a non-cash charge for this impairment. The difference between the value of the S1 shares at the time of the acquisition and the fair market value as of August 9, 2002 is approximately $3.6 million.

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

        Changes in the carrying amount of goodwill attributable to each reportable operating segment with goodwill balances for the first nine months of fiscal 2002 are as follows (in thousands):

	ACI Worldwide	Insession Technologies	MessagingDirect Ltd.
Balance, September 30, 2001	$14,609	$35,353	$32,365
Foreign currency translation adjustment	217	—	(480)
Impairment adjustment	—	—	(31,885)

Balance, June 30, 2002	$14,826	$35,353	$—

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

	June 30, 2002	Sept. 30, 2001
Internally-developed software	$19,903	$25,008
Purchased software	54,813	53,720

	74,716	78,728
Less: accumulated amortization	(58,668)	(50,774)

Software, net	$16,048	$27,954

        Software amortization expense recorded in the three and nine months ended June 30, 2002 was $2,262,000 and $9,962,000, respectively. Estimated amortization expense for the remainder of fiscal 2002 and each of the five succeeding fiscal years is as follows (in thousands):

2002	$2,019
2003	7,859
2004	4,427
2005	1,442
2006	301
2007	—

        Actual results of operations for the three and nine months ended June 30, 2002, and results of operations for the three and nine months ended June 30, 2001, shown as if the Company had applied the nonamortization provisions of SFAS No. 142 during that period, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income (loss), as reported	$1,269	$(21,515)	$(22,685)	$(39,471)
Add back: cumulative effect of accounting change	—	—	25,704	—

Income (loss) from continuing operations	1,269	(21,515)	3,019	(39,471)
Add back: goodwill amortization	—	4,293	—	10,073

Adjusted net income (loss)	$1,269	$(17,222)	$3,019	$(29,398)

Basic earnings per share:
Net income (loss), as reported	$0.04	$(0.61)	$(0.64)	$(1.17)
Cumulative effect of accounting change	—	—	0.73	—

Net loss from continuing operations	0.04	(0.61)	(0.09)	(1.17)
Goodwill amortization	—	0.12	—	0.30

Adjusted net income (loss)	$0.04	$(0.49)	$(0.09)	$(0.87)

Diluted earnings per share:
Net income (loss), as reported	$0.04	$(0.61)	$(0.64)	$(1.17)
Cumulative effect of accounting change	—	—	0.72	—

Income (loss) from continuing operations	0.04	(0.61)	0.08	(1.17)
Goodwill amortization	—	0.12	—	0.30

Adjusted net income (loss)	$0.04	$(0.49)	$0.08	$(0.87)

7.    Common Stock and Earnings Per Share

        Exchangeable shares and options received by shareholders of MessagingDirect Ltd. ("MDL") that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2001 and June 30, 2002 condensed consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three and nine months ended June 30, 2002 and 2001. Exchangeable shares and MDL options included in Class A Common Stock totaled 431,449 shares and 15,317 options as of June 30, 2002, and 650,146 shares and 20,040 options as of September 30, 2001.

        EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders, adjusted for the effect of any outstanding dilutive securities (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). There is no difference in the numerator used for basic and diluted EPS computations. The differences between the basic and diluted EPS denominators for the three and nine months ended June 30, 2002, which amounted to approximately 380,000 and 273,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Weighted average shares from stock options of 1,471,000 and 1,617,000 were excluded from the computation of diluted EPS for the three and nine months ended June 30, 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares. For the three and nine months ended June 30, 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss from continuing operations in both periods.

8.    Comprehensive Income/Loss

        The Company's components of other comprehensive income/loss were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$1,269	$(21,515)	$(22,685)	$(39,471)
Other comprehensive income (loss):
Foreign currency translation adjustments	964	1,327	915	(3,246)
Change in unrealized loss on investments	(653)	1,415	(159)	4,060

Comprehensive income (loss)	$1,580	$(18,773)	$(21,929)	$(38,657)

        The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2001	$(8,425)	$(2,350)	$(10,775)
Fiscal 2002 year-to-date activity	915	(5,159)	(4,244)
Reclassification adjustment for loss included in net loss	—	5,000	5,000

Balance, June 30, 2002	$(7,510)	$(2,509)	$(10,019)

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

        The Company's chief operating decision makers review business unit financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income (loss) by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company's consolidated revenue during the three and nine months ended June 30, 2002 and 2001. The following are revenues and operating income (loss) for these business units for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues (1):
ACI Worldwide	$48,651	$54,148	$140,910	$170,340
Insession Technologies	7,717	10,557	26,336	30,701
IntraNet, Inc.	8,608	8,855	28,713	23,113
Health Payment Systems (HHPC only)	—	111	—	645

	$64,976	$73,671	$195,959	$224,799

Operating income (loss) (1):
ACI Worldwide	$1,770	$(17,115)	$(2,710)	$(14,336)
Insession Technologies	1,328	(1,261)	3,747	(2,371)
IntraNet, Inc.	45	(298)	3,047	(4,932)
Health Payment Systems (HHPC only)	—	(832)	—	(2,975)

	$3,143	$(19,506)	$4,084	$(24,614)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
United States	$21,699	$30,899	$79,002	$94,832
Other Americas	16,077	10,488	34,471	30,730

Total Americas	37,776	41,387	113,473	125,562
EMEA	19,283	23,550	57,657	75,333
Asia/Pacific	7,917	8,734	24,829	23,904

	$64,976	$73,671	$195,959	$224,799

	June 30, 2002	Sept. 30, 2001
Long-lived assets:
United States	$66,709	$78,809
Other Americas	5,140	22,491

Total Americas	71,849	101,300
EMEA	10,043	28,960
Asia/Pacific	762	938

	$82,654	$131,198

10.  Accounting Pronouncements Issued But Not Yet Effective

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management is still evaluating the impact of this statement on the consolidated financial statement of the Company.

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

        The following are revenues and operating income (loss) for these business units for the three and nine months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues (1):
ACI Worldwide	$48,651	$54,148	$140,910	$170,340
Insession Technologies	7,717	10,557	26,336	30,701
IntraNet, Inc.	8,608	8,855	28,713	23,113
Health Payment Systems (HHPC only)	—	111	—	645

	$64,976	$73,671	$195,959	$224,799

Operating income (loss) (1):
ACI Worldwide	$1,770	$(17,115)	$(2,710)	$(14,336)
Insession Technologies	1,328	(1,261)	3,747	(2,371)
IntraNet, Inc.	45	(298)	3,047	(4,932)
Health Payment Systems (HHPC only)	—	(832)	—	(2,975)

	$3,143	$(19,506)	$4,084	$(24,614)

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

        The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, as of June 30, 2002 and 2001 (in thousands):

	Recurring Revenue Backlog		Non-Recurring Revenue Backlog
	June 30,		June 30,
	2002	2001	2002	2001
ACI Worldwide	$93,200	$99,700	$25,600	$35,400
Insession Technologies	15,400	17,500	4,000	3,800
IntraNet, Inc.	16,100	17,000	24,800	12,500
Health Payment Systems (HHPC only)	—	—	—	—

	$124,700	$134,200	$54,400	$51,700

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

Results of Operations

        The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2002		2001		2002		2001
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
ILFs and PUFs	$22,653	34.9%	$23,219	31.5%	$62,179	31.8%	$73,740	32.8%
MLFs (other than Recognized-Up-Front MLFs)	10,199	15.7	12,048	16.4	33,742	17.2	37,266	16.6
Recognized-Up-Front MLFs	2,784	4.3	6,449	8.7	9,634	4.9	18,336	8.2

Total software license fees	35,636	54.9	41,716	56.6	105,555	53.9	129,342	57.6
Maintenance fees	19,058	29.3	18,387	25.0	58,162	29.7	51,772	23.0
Services	10,282	15.8	13,568	18.4	32,242	16.4	43,685	19.4

Total revenues	64,976	100.0	73,671	100.0	195,959	100.0	224,799	100.0

Expenses:
Cost of software license fees	7,671	11.8	10,723	14.6	27,816	14.2	33,547	14.9
Cost of maintenance and services	14,953	23.0	20,311	27.6	49,493	23.7	57,033	25.4
Research and development	8,711	13.4	10,854	14.7	26,678	13.6	31,645	14.1
Selling and marketing	16,496	25.4	20,483	27.8	49,602	25.3	58,425	26.0
General and administrative	14,002	21.6	26,513	36.0	41,286	21.1	58,690	26.1
Amortization of goodwill	—	—	4,293	5.8	—	—	10,073	4.5

Total expenses	61,833	95.2	93,177	126.5	191,875	97.9	249,413	111.0

Operating income (loss)	3,143	4.8	(19,506)	(26.5)	4,084	2.1	(24,614)	(11.0)

Other income (expense):
Interest income, net	649	1.0	1,376	1.8	2,298	1.2	1,548	0.7
Other	325	0.5	(8,320)	(11.2)	658	0.3	(23,346)	(10.4)

Total other income (expense)	974	1.5	(6,944)	(9.4)	2,956	1.5	(21,798)	(9.7)

Income (loss) before income taxes	4,117	6.3	(26,450)	(35.9)	7,040	3.6	(46,412)	(20.7)
Income tax benefit (provision)	(2,848)	(4.4)	4,935	6.7	(4,021)	(2.1)	6,941	3.1

Income (loss) from continuing operations before cumulative effect of accounting change	1,269	1.9	(21,515)	(29.2)	3,019	1.5	(39,471)	(17.6)
Cumulative effect of accounting change, net of tax	—	—	—	—	(25,704)	(13.1)	—	—

Net income (loss)	$1,269	1.9%	$(21,515)	(29.2)%	$(22,685)	(11.6)%	$(39,471)	(17.6)%

        Revenues.    Total revenues for the third quarter of fiscal 2002 decreased $8.7 million, or 11.8%, from the comparable period in fiscal 2001. Total revenues for the first nine months of fiscal 2002 decreased $28.8 million, or 12.8%, from the comparable period in fiscal 2001. The three-month decrease is the result of a $6.1 million, or 14.6%, decrease in software license fees revenue and a $3.3 million, or 24.2%, decrease in services revenue, offset by a $0.7 million, or 3.6%, increase in maintenance fees revenue. The nine-month decrease is the result of a $23.8 million, or 18.4%, decrease in software license fees revenue and a $11.4 million, or 26.2%, decrease in services revenue, offset by a $6.4 million, or 12.3%, increase in maintenance fees revenue. Approximately $2.0 million of the decrease in total revenues for the third quarter of fiscal 2002 and $2.8 million of the decrease in total revenues for first nine months of fiscal 2002 was due to the sale of Regency Systems, Inc. ("Regency") in February 2002, which was part of the ACI Worldwide business unit.

        The decrease in software license fee revenues for the third quarter and first nine months of fiscal 2002, as compared to the same periods in fiscal 2001, is primarily the result of a decrease in demand for ACI Worldwide's and Insession Technologies' products, offset by an increase in demand for IntraNet, Inc.'s products.

        The decrease in demand for ACI Worldwide's products is due to fewer transaction volume upgrades received during the third quarter and first nine months of fiscal 2002 as compared to the same periods in fiscal 2001. These decreases are due to current global economic conditions that have caused many of the Company's customers to forecast a slowing of electronic transaction volume growth. As a result, these customers have reduced their information technology budgets and spending commitments.

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

        The decrease in services revenue for the third quarter and first nine months of fiscal 2002, as compared to the same periods in fiscal 2001, resulted from lower demand for technical and project management services, which was primarily caused by decreased sales of ACI Worldwide's products and Insession Technologies' products. Offsetting this decrease was an increase in services revenues in the Company's IntraNet, Inc. business unit related to services performed while migrating customers to its new RS6000-based wire transfer product.

        Expenses.    Total operating expenses for the third quarter of fiscal 2002 decreased $12.5 million, or 16.8%, as compared to the third quarter of fiscal 2001 (excluding $14.6 million of restructuring and other charges, and $4.3 million of goodwill amortization charges in the third quarter of fiscal 2001). Total operating expenses for the first nine months of fiscal 2002 decreased $32.9 million, or 14.6%, as compared to the first nine months of fiscal 2001 (excluding $14.6 million of restructuring and other charges, and $10.1 million of goodwill amortization charges in the first nine months of fiscal 2001). During the third quarter of fiscal 2001, the Company implemented a restructuring plan whereby it closed or significantly reduced the size of certain product development organizations and geographic sales offices, made executive management changes and transferred ownership in HHPC to the minority shareholder. These actions have caused the Company's overall operating expenses to decline. Approximately $2.5 million of the decrease in operating expenses for the third quarter of fiscal 2002 and $3.6 million of the decrease in operating expenses for the first nine months of fiscal 2002 was due to the sale of Regency.

        Cost of software license fees for the third quarter of fiscal 2002 decreased $3.0 million, or 28.1%, as compared to the third quarter of fiscal 2001. Cost of software license fees for the first nine months of fiscal 2002 decreased $5.7 million, or 17.0%, as compared to the first nine months of fiscal 2001. These decreases were due primarily to a decrease in royalties owed to the owners of third-party products resulting from decreases in third-party product sales volumes and a decrease in the royalty rate for one third-party product.

        Cost of maintenance and services for the third quarter of fiscal 2002 decreased $3.1 million, or 17.4%, as compared to the third quarter of fiscal 2001 (excluding $2.9 million of restructuring and other charges). Cost of maintenance and services for the first nine months of fiscal 2002 decreased $8.3 million, or 15.2%, as compared to the first nine months of fiscal 2001 (excluding $2.9 million of restructuring and other charges). These decreases were the result of fewer staff needed to support the Company's ACI Worldwide and Insession Technologies services-related business, offset by a non-cash charge of $0.6 million related to the write-off of a prepaid distribution right.

        Research and development ("R&D") costs for the third quarter of fiscal 2002 decreased $1.8 million, or 17.1%, as compared to the third quarter of fiscal 2001 (excluding $0.3 million of restructuring and other charges). R&D costs for the first nine months of fiscal 2002 decreased $4.6 million, or 14.8%, as compared to the first nine months of fiscal 2001 (excluding $0.3 million of restructuring and other charges). The Company terminated further development of certain products as part of the fiscal 2001 corporate restructuring, causing this decrease. R&D costs, excluding restructuring charges in fiscal 2001, as a percentage of total revenues for the three and nine months ended June 30, 2002 were 13.4% and 13.6%, respectively, as compared to 14.3% and 13.9%, respectively, for comparable periods of fiscal 2001. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Software development costs capitalized in the first nine months of fiscal 2002 and 2001 totaled approximately $0.6 million and $3.2 million, respectively.

        Selling and marketing costs for the third quarter of fiscal 2002 decreased $3.7 million, or 18.5%, as compared to the third quarter of fiscal 2001 (excluding $0.3 million of restructuring and other charges). Selling and marketing costs for the first nine months of fiscal 2002 decreased $8.6 million, or 14.7%, as compared to the first nine months of fiscal 2001 (excluding $0.3 million of restructuring and other charges). Selling and marketing costs, excluding restructuring charges in fiscal 2001, as a percentage of total revenues for the first nine months of fiscal 2002 were 25.3% compared to 25.9% for the first nine months of fiscal 2001.

        General and administrative costs for the third quarter of fiscal 2002 decreased $0.8 million, or 5.4%, as compared to the third quarter of fiscal 2001 (excluding $11.1 million of restructuring and other charges). General and administrative costs for the first nine months of fiscal 2002 decreased $5.7 million, or 12.1%, as compared to the first nine months of fiscal 2001 (excluding $11.1 million of restructuring and other charges). These decreases were attributable to reductions in personnel and occupancy costs resulting from the fiscal 2001 corporate restructuring, as well as a decrease in bad debts expense. Bad debt expense for the third quarter of fiscal 2002 included $1.0 million for the write-off of a large Note Receivable from a customer.

        Other Income and Expenses.    Net interest income for the first nine months of fiscal 2002 increased $0.8 million, or 48.4% as compared to the first nine months of fiscal 2001. This increase was attributable to higher interest income resulting from an increase in the Company's cash balance and lower interest expense due to the repayment of all borrowings on the Company's line of credit facilities. These increases were offset by less interest income earned on Recognized-Up-Front MLFs.

        Other income for the third quarter of fiscal 2002 was $0.3 million compared to other expenses for the third quarter of fiscal 2001 of $8.3 million. During the third quarter of fiscal 2002, the Company recorded non-cash charges for declines in the market value of certain investment holdings totaling $2.2 million, recorded an additional gain on the sale of Regency in the amount of $0.5 million and recognized net foreign currency transaction gains of $1.8 million. During the third quarter of fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder and recorded a non-recurring charge of $7.4 million related to the Company's carrying value in HHPC. The Company also recognized net foreign currency transaction losses of $0.9 million during the third quarter of fiscal 2001.

        Other income for the first nine months of fiscal 2002 was $0.7 million compared to other expenses for the first nine months of fiscal 2001 of $23.3 million. During the nine months ended June 30, 2002, the Company recorded non-cash charges for declines in the market value of certain investment holdings totaling $5.0 million, recorded a gain on the sale of Regency in the amount of $4.6 million, and recognized net foreign currency translation gains of $0.9 million. During the nine months ended June 30, 2001, the Company recorded non-cash charges for declines in the market value of certain investment holdings totaling $12.4 million, recorded a $7.4 million charge related to the transfer of HHPC, expensed costs of $1.9 million associated with the cancelled initial public offering of its wholly-owned subsidiary, Insession Technologies, Inc., and recognized net foreign currency translation losses of $2.2 million.

        Included in marketable securities and recorded at current market value are 400,561 shares of S1 Corporation ("S1") common stock received related to the Company's sale of Regency. S1's share value has declined between the time the Regency transaction closed and June 30, 2002. Due to the short time the Company has owned these shares, the decline in the value of this investment has been treated as temporary, with unrealized losses included in accumulated other comprehensive loss in the stockholders' equity section of the financial statements. The Company will continue to evaluate its holding in S1 common stock for evidence of "other than temporary" impairment. If the Company determines that there is an impairment which is deemed to be "other than temporary", the Company will be required to record a non-cash charge to income for this impairment. The difference between the value of the S1 shares at the time of the acquisition and the fair market value as of August 9, 2002 is approximately $3.6 million.

        Income Taxes.    The effective tax rate for the first nine months of fiscal 2002 was approximately 57% (excluding the cumulative effect of an accounting change) as compared to 15% for the first nine months of fiscal 2001. The effective tax rate for the first nine months of fiscal 2002 was primarily impacted by non-deductible amortization expense for certain intangible assets other than goodwill associated with acquisitions and non-recognition of tax benefits for operating losses in certain foreign locations. The effective tax rate for the first nine months of fiscal 2001 was primarily impacted by non-deductible amortization expense associated with acquisitions accounted for as purchases, non- recognition of tax benefits for operating losses in certain foreign locations and non-recognition of tax benefits for write-offs due to asset impairments and investment holdings. The Company adopted SFAS No. 142 (see Note 6 to the Condensed Consolidated Financial Statements for further details) as of October 1, 2001. As a result of adopting SFAS No. 142, the Company recognized an impairment loss of $31.9 million on the carrying value of recorded goodwill and realized an income tax benefit of $6.2 million resulting from this impairment loss. The net amount of $25.7 million has been presented as a cumulative effect of accounting change in the condensed consolidated statements of operations.

        Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of its deferred tax assets. As of June 30, 2002, the Company has deferred tax assets of $28.6 million (net of $27.1 million valuation allowance) and deferred tax liabilities of $0.7 million. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because other factors unforeseen today may affect future taxable income, additional increases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

        As of June 30, 2002, the Company's principal sources of liquidity consisted of $59.3 million in cash and cash equivalents, and available bank lines of credit. The Company has a $15.0 million bank line of credit agreement with a large United States bank secured by certain trade receivables of TSA. This credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a large foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.6 million as of June 30, 2002. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. There are no line of credit borrowings outstanding as of June 30, 2002. The entire $19.6 million is available to the Company for future borrowings. The Company is in compliance with all debt covenants as of June 30, 2002. The U.S. credit facility expires in June 2003 and the foreign credit facility expires in October 2002. The Company believes that the foreign line of credit will be renewed at an amount consistent with the current amount.

        The Company's net cash flows provided by operating activities for the first nine months of fiscal 2002 amounted to $35.9 million as compared to $14.2 million provided by operating activities during the first nine months of fiscal 2001. The improvement in operating cash flows resulted primarily from improved income from continuing operations, excluding depreciation, amortization, and non-cash and other charges, of $16.6 million.

        An important contributor to the cash management program has been the Company's factoring of accrued receivables, whereby an interest in its accrued receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first nine months of fiscal 2002 and 2001, the Company generated operating cash flows from the factoring of accrued receivables of $7.6 million and $17.0 million, respectively.

        The Company's net cash flows provided by investing activities totaled $1.2 million for the first nine months of fiscal 2002 as compared to net cash flows used in investing activities of $8.4 million during the comparable period of fiscal 2001. Cash used in investing activities decreased by $4.6 million during the first nine months of fiscal 2002 as compared to the same period in fiscal 2001 due to decreased additions of investments, notes receivable and software, offset by increased purchases of property and equipment. The Company also realized net proceeds of $5.2 million related to the sale of Regency during fiscal 2002.

        The Company's net cash flows used in financing activities totaled $10.6 million for the first nine months of fiscal 2002 as compared to $0.9 million used in financing activities during the comparable period of fiscal 2001. During the first nine months of fiscal 2002, the Company made payments on its bank line of credit facilities of $12.0 million as compared to $2.9 million during the comparable period of fiscal 2001.

        The Company believes that its existing sources of liquidity, including cash provided by operating activities along with cash generated from its factoring program and borrowings available under its credit facilities, will satisfy the Company's projected working capital and other cash requirements for the foreseeable future.

Forward-Looking Statements

        This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include but are not limited to statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

  •
  The decision to re-audit the Company's consolidated financial statements for fiscal years 1999, 2000 and 2001 will result in the Company being required to restate the financial results for one or more prior periods. Management currently believes that in respect of the transaction that gave rise to the need for a re-audit, the aggregate net income for fiscal years 1999, 2000 and 2001 may not be materially different than previously reported, though the calendar quarters in which net income perviously reported, and the classification of such items, may change. The re-audit could also result in the Company's independent accountants proposing changes to other items of income and expense and the application of accounting principles unrelated to the transaction currently under consideration. The Company is uncertain whether the re-audit or restatement of any prior period would have a material adverse effect on the Company's customers, suppliers or other business relationships.

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

  •
  The Company's stock price may become volatile, in part, due to the announcement of its intention to re-audit its consolidated financial statements for fiscal years 1999, 2000 and 2001, and any resulting restatement of any prior fiscal period. The stock price may fluctuate until the CEO and CFO make required certifications pursuant to the Sarbanes-Oxley Act of 2002. Fluctuations in quarterly operating results may also result in volatility in the Company's stock price. No assurance can be given that operating results will not vary. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes to the Company's market risk for the nine months ended June 30, 2002. See the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 for additional discussions regarding quantitative and qualitative disclosures about market risk.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits:

        10.38    First Amendment to Credit Agreement with U.S. Bank National Association

(b)
Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K on June 5, 2002 pursuant to Item 4 of Form 8-K, Changes in Registrant's Certifying Accountant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: August 14, 2002	By:	/s/ DWIGHT G. HANSON Dwight G. Hanson Chief Financial Officer, Treasurer and Senior Vice President

QuickLinks

PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements.
TRANSACTION SYSTEMS ARCHITECTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
TRANSACTION SYSTEMS ARCHITECTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II — OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE