Form 10-K
period 2002-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2003-01-13
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes       No   X

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the last sale price of the Class A Common Stock on that date of $11.40, was $349,379,710. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Class A Common Stock of the registrant are deemed to be affiliates of the registrant.

        As of December 31, 2002, there were 35,455,973 shares of the registrant's Class A Common Stock outstanding (including 10,844 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2003 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

EXPLANATORY NOTE

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2001, 2000, 1999 and 1998, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000.

PART I

Item 1.    BUSINESS

General

        Transaction Systems Architects, Inc. ("TSA" or the "Company") develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments ("e-payments") and electronic commerce ("e-commerce"). In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force. The Company supplements its distribution networks with reseller and/or distributor networks.

        The e-payments and e-commerce market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including Automated Teller Machine ("ATM") networks, retail merchant locations and the Internet. The routing, control and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, seven days a week.

        The Company was formed as a Delaware corporation in November 1993 and is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which were acquired from Tandem Computers Incorporated on December 31, 1993.

Business Strategy

        The Company's objective is to be the leading global provider of software solutions to facilitate e-payments and e-commerce. Key elements of the Company's business strategy include:

  •
  Broaden the Company's relationship with existing customers and attract new customers. The Company offers a broad range of software and services, and has been successful selling new solutions to existing customers. The Company will seek to broaden its relationship with existing customers, through focused sales and marketing activities, and executive management communication with senior customer management, with the objective of identifying new sales opportunities. In addition, the Company will seek to increase its market share by adding new customers from competitive software providers and in-house developed systems, which will expand its position as one of the leaders in the e-payments market.

  •
  Expand the Company's worldwide presence.  The Company has customers in 71 countries and 58% of its revenues resulted from international operations in fiscal 2002. Certain international markets have expanding, relatively sophisticated e-payment environments. Many of these markets are characterized by e-payment solutions developed by in-house information technology groups, which are difficult to maintain or enhance as e-payment transaction volumes increase and become more complex. The Company will continue to assess key geographic areas to determine where profitable operations can be developed.

  •
  Extend the Company's technology leadership.  The Company's solutions today are well-positioned to address the requirements for scale, complexity, availability and integration in large-scale e-payment environments. The Company continues to introduce new products and technologies designed to enhance its customers' abilities to offer innovative e-payment services. The Company's research and development efforts are focused on platform-independent enterprise-level solutions, with reliability and scalability differentiating these solutions from others in the marketplace.

  •
  Pursue strategic alliance opportunities.  The Company will continue to pursue alliances that enhance its solutions, skill sets and technology base as it seeks to offer its customers the broadest range of e-payment solutions. The Company may also seek alliances with companies that can help it expand into high-growth e-payments and e-commerce markets, leverage its international sales and support infrastructure, or help build market presence for the Company's existing solutions.

  •
  Continue to build recurring revenues.  The monthly license fee and maintenance components of the Company's software license arrangements generate recurring revenue streams for the Company. The Company also offers facilities management services whereby pricing and payments vary, but add to recurring revenue. The Company will consider additional business opportunities that build upon existing recurring revenue streams.

  •
  Improve profitability.  The Company spends considerable time and effort reviewing existing products and sales distribution channels with an emphasis on eliminating or reducing under-achieving or non-performing groups. The Company will continue to review the strategic importance of all products, services and sales distribution channels with an emphasis on improving the profitability, both near-term and long-term, of the Company.

Segment Information

        The Company has three operating segments at September 30, 2002, referred to throughout this annual report on Form 10-K as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. Each business unit has its own global sales and support organization. See Note 14 to the consolidated financial statements for additional information relating to the Company's business units.

ACI Worldwide Business Unit

        Products and services in the ACI Worldwide business unit generated approximately 74%, 76% and 73% of the Company's fiscal 2002, 2001 and 2000 revenues, respectively. During fiscal 2002, 2001 and 2000, approximately 69%, 65% and 66%, respectively, of ACI Worldwide revenues resulted from international operations.

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

        Financial institutions, retailers and e-payment processors use ACI Worldwide software products to:

  •
  Route and process transactions for ATM networks

  •
  Process transactions from traditional Point-of-Sale ("POS") devices, wireless devices and the Internet

  •
  Control fraud and money laundering

  •
  Authorize checks

  •
  Establish frequent shopper programs

  •
  Automate transaction settlement, card management and claims processing

  •
  Issue and manage multi-functional applications on smart cards

        Products in this business unit represent the Company's largest product line and include its most mature and well-established applications. ACI Worldwide offers three primary software product suites — Payment Engines, Secure Commerce and Payments Management. An overview of major software products within the ACI Worldwide business unit follows:

  Payment Engines

  •
  BASE24. BASE24 is an integrated family of products marketed to customers operating e-payment networks in the consumer banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. The Company believes that BASE24 has a more complete range of features and functions for e-payment processing than similar products offered by its competitors. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and POS terminals, over 50 interchange interfaces, and various authorization and reporting options. The majority of ACI Worldwide's revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

   The BASE24 product line operates on Hewlett-Packard ("HP") NonStop Himalaya computer systems. The HP NonStop Himalaya parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop Himalaya are important characteristics in high volume, 24-hour per day e-payment systems. The Company believes that the HP NonStop Himalaya platform will continue to be a widely accepted platform for transaction processing in the e-payments market, although there is no assurance that it will continue to be (see Forward-Looking Statements in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

  •
  BASE24-es.  BASE24-es is an integrated e-payments processing engine that provides application software to acquire and authenticate, route, switch and authorize transactions, regardless of the channel in which they originate. Customers can use BASE24-es to process transactions from any endpoint, including Internet shopping networks, mobile phones, Web ATMs and home banking systems. The software can also be used to upgrade legacy ATM and POS systems, adding support for new features such as smart card programs and electronic check processing. With the ability to operate on the IBM zSeries, HP NonStop and Sun Solaris systems, BASE24-es provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

  •
  WINPAY24.  WINPAY24 is an electronic payments and authorization system that facilitates a broad range of applications for retailers. These applications include debit and credit card processing, automated clearing house ("ACH") processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The WINPAY24 products operate on the Windows NT platform.

  •
  NET24.  NET24 is a message-oriented middleware product that acts as the layer of software that manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. The NET24 product operates on the HP NonStop Himalaya platform.

  Secure Commerce

  •
  e-Courier and e-Courier for Billing.  e-Courier delivers statements and recurring documents via the Internet directly, securely and reliably. e-Courier for Billing delivers bills and recurring documents via the Internet directly, securely and reliably, and facilitates bill payment. Customers receive documents through the most widely used Internet application (e-mail) or through multiple delivery channels. Documents are delivered directly to customers' e-mail accounts, eliminating the need for retrieval from Web sites. Documents are authentic and private, delivered through built-in industry- standard encryption and digital signature capabilities.

  •
  Virtual Wallet.  Virtual Wallet is a server-based consumer digital wallet that combines an address book, receipt collector and transaction-tracking device, along with a gateway to secure, convenient shopping online. Virtual Wallet helps reduce "cart" abandonment by giving consumers the convenience and confidence they need to make purchases quickly and securely over the Internet. Virtual Wallet helps issuers reduce costs associated with fraud and chargebacks by putting secure payment technology into the hands of their consumers, including Secure Electronic Transactions ("SET"), Pseudo Card Numbers, Verified by Visa protocols and MasterCard Secure Payment Applications.

  •
  Commerce Gateway.  Commerce Gateway merchant interface is the SET and Secure Socket Layer ("SSL") payment interface to the merchant Web storefront. It provides access to plug-ins that quickly enable merchants to accept SET and SSL-based Internet transactions. When consumers are ready to pay for items, the merchant interface module initiates the wallet component and encrypts the purchase request into a SET or SSL message and delivers it to the relevant payment gateway. The merchant interface module supports full SET, MOSET (merchant originated SET) and SSL-based transactions.

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

  Payments Management

  •
  Proactive Risk Manager ("PRM").  PRM is a neural network-based fraud detection system designed to help card issuers, merchants, acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. There are five editions of PRM, each of which is tailored for specific industry needs. The five editions are debit, credit, merchant, private label, and money laundering detection.

  •
  Payments Management Solutions.  Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing; card management and card statement products; merchant accounting applications; and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores e-payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on a variety of hardware platforms, including Windows NT, HP NonStop Himalaya UNIX servers and IBM mainframes.

        The Company previously offered community banking products within the ACI Worldwide business unit, primarily for phone and Internet banking. These community banking products were marketed and supported through Regency Systems, Inc. ("Regency"), a wholly-owned subsidiary of TSA. In the second quarter of fiscal 2002, the Company sold Regency to S1 Corporation (see Note 5 to the consolidated financial statements). Less than 4% of the Company's total revenues during fiscal 2002, 2001 and 2000 were generated by Regency's products.

        During fiscal 2002, 2001 and 2000, approximately 60%, 59% and 54%, respectively, of the Company's total revenues were derived from licensing the BASE24 family of products and providing related services and maintenance, and approximately 81%, 78% and 74%, respectively, of ACI Worldwide revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

Insession Technologies Business Unit

        Products and services in the Insession Technologies business unit generated approximately 12%, 13% and 14% of the Company's fiscal 2002, 2001 and 2000 revenues, respectively. During fiscal 2002, 2001 and 2000, approximately 35%, 32% and 37%, respectively, of Insession Technologies revenues resulted from international operations.

        Insession Technologies' market is comprised of financial institutions and other large corporations with the need to move business data or financial information and process business transactions electronically over public and private communications networks. These financial institutions and large corporations typically have many different computing systems that were not originally designed to operate together, and they typically want to preserve their investments in existing mainframe computer systems.

        The Insession Technologies business unit markets and supports a suite of electronic infrastructure software products that facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks, and the Internet. The primary software products within this business unit are ICE, Enguard, WorkPoint, GoldenGate, DataWise, WebGate, Discover, Partner, SQL Magic, VersaTest and AutoDBA. ICE is a networking software product that allows applications running on the HP NonStop Himalaya platform to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. Enguard is a proactive monitoring, alarm and dispatching software tool. WorkPoint enables enterprises to model processes over a distributed corporate network. GoldenGate and DataWise are data center management enhancement software products that copy data from one computer system and deliver it to another at the same time it is being recorded by the first system. WebGate is a product suite that allows HP NonStop Himalaya computers to communicate with applications using web-based technology. Discover, Partner and SQL Magic are software products that are designed to improve system and database administration for HP NonStop Himalaya computers. VersaTest provides online testing, simulation and support utilities for HP NonStop Himalaya computers. AutoDBA helps manage and tune Oracle databases.

        In fiscal 2002, 2001 and 2000, approximately 60%, 58% and 66%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the ICE family of products, and approximately 14%, 15% and 11%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the GoldenGate product.

IntraNet Business Unit

        Products and services in the IntraNet business unit generated approximately 14%, 11% and 13% of the Company's fiscal 2002, 2001 and 2000 revenues, respectively. During fiscal 2002, 2001 and 2000, approximately 20%, 32% and 29%, respectively, of IntraNet revenues resulted from international operations.

        IntraNet's market is comprised of global, super-regional and regional financial institutions, which provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

        Products in this business unit include solutions for high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as PaymentWare. The majority of revenues from IntraNet's PaymentWare solution set are derived from the high value and bulk payments processing products. The high value payments processing products are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The principal high value payments processing product is Money Transfer System ("MTS"), which is used by financial institutions to facilitate business-to-business e-payments. The MTS product operates on the IBM eServer pSeries with AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex. The bulk payments processing product is CO-ach and is used by financial institutions to automatically deposit paychecks and process other ACH transactions. The bulk payments product operates exclusively on HP's NonStop Himalaya server and is targeted at large ACH originators with high transaction volumes.

        During fiscal 2002, 2001 and 2000, approximately 78%, 68% and 56%, respectively, of IntraNet revenues were derived from licensing of the MTS product and providing related services and maintenance, and approximately 7%, 17% and 28%, respectively, of IntraNet revenues were derived from licensing of the CO-ach product and providing related services and maintenance.

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

        The following is a list of currently active product partners, which are all included within the Insession Technologies business unit:

  •
  GoldenGate, Inc.

  •
  Merlon Software Corporation

  •
  Ascert, LLC

  •
  Gresham Computing, PLC

  •
  Senware, Inc.

  •
  ESQ Business Services, Inc.

        Additionally, the Company offers a wide range of e-payment applications for various platforms. The Company is in a "strategic alliance with premier status" in IBM's PartnerWorld Program, a worldwide program designed to help software developers reach broader markets, lower their costs of doing business and take their products to market faster. In addition, the Company is a "strategic enterprise partner" with HP and a "Tier 1 member" of the Sun Microsystems iForce Partner Program.

Services

        Each business unit offers its customers a wide range of services, including analysis, design, development, implementation, integration and training. The Company's services organization has historically performed most of the work associated with installing and integrating its software products, rather than relying on third-party integrators. The Company's service professionals have extensive experience developing custom software for clients operating on a range of computing platforms. The Company offers the following types of services for its customers:

  •
  Technical Services.  The majority of the Company's technical services are provided to customers who have licensed one or more of the Company's software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced on a weekly basis according to the level of technical expertise required and the duration of the project.

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

  •
  Facilities Management.  The Company offers facilities management services whereby the Company operates a customer's e-payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

Customer Support

        Each business unit provides its customers with product support that is available 24 hours a day, seven days a week. If requested by a customer, each business unit's product support group can remotely access that customer's systems on a real-time basis. This allows the product support groups to help diagnose and correct problems to enhance the continuous availability of a customer's business-critical systems. The Company offers its customers both a general maintenance plan and an extended service option.

  •
  General Maintenance.  After software installation and project completion, the Company provides maintenance services to customers for a monthly fee. Maintenance services include:

  •
  24-hour hotline for problem resolution

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

  •
  User group membership

  •
  Enhanced Support Program.  Under the extended service option, referred to as the Enhanced Support Program, each customer is assigned an experienced technician to work with its system. The technician typically performs functions such as:

  •
  Install and test software fixes

  •
  Retrofit customer-specific software modifications ("CSMs") into new software releases

  •
  Answer questions and resolve problems related to CSM code

  •
  Maintain a detailed CSM history

  •
  Monitor customer problems on HELP24 hotline database on a priority basis

  •
  Supply on-site support, available upon demand

  •
  Perform an annual system review

        The Company provides new releases of its products on a periodic basis. New releases of the product, which often contain product enhancements, are typically provided at no additional fee. The Company's agreements with its customers permit the Company to charge for substantial product enhancements that are not provided as part of the maintenance agreement.

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

        The Company's most significant competition comes from in-house information technology departments of existing and potential customers. The principal third-party competitors for the ACI Worldwide business unit are eFunds Corporation, S2 Systems, Inc., SLMsoft.com Inc., Fair Isaac & Company, Inc., Mosaic Software Ltd. and Oasis Technology. As markets continue to emerge in the Internet banking, e-commerce, smart card, and electronic bill presentment and payment sectors, the Company will encounter new competitors to its products. In addition, the Company competes with third-party processors and other vendors offering software on a wide range of product platforms. As e-payment transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company's efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their e-payment product offerings from their competition. The primary competitor for the Insession Technologies business unit is Hewlett-Packard Company. In the IntraNet business unit, the Company's most significant competition for its high value payments processing product comes from in-house development units, and for its bulk payments processing product comes from both in-house development units and CheckFree Corporation.

Research and Development

        The Company's product development efforts focus on new products and improved versions of existing products. The Company facilitates user group meetings. The user groups are generally organized geographically or by product lines. The groups help the Company determine its product strategy, development plans and aspects of customer support. The Company believes that the timely development of new applications and enhancements is essential to maintain its competitive position in the market.

        In developing new products, the Company works closely with its customers and industry leaders to determine requirements. The Company works with device manufacturers, such as NCR and Diebold, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as Visa and MasterCard, to ensure compliance with new regulations or processing mandates. The Company works with platform vendors, such as HP and IBM, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

        The Company's total research and development expenses during fiscal 2002, 2001 and 2000 were $35.0 million, $41.2 million and $33.4 million, or 12.4%, 13.9% and 13.1% of total revenues, respectively.

Customers

        The Company provides software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising its largest industry segments. As of September 30, 2002, the Company's customers include 92 of the 500 largest banks in the world, as measured by asset size, and 25 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2002, the Company had 747 customers in 71 countries on six continents. Of this total, 428 are in the Americas region, 181 are in the EMEA region and 138 are in the Asia/Pacific region. No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal 2002, 2001 and 2000.

Selling and Marketing

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

        In addition to its principal sales office in Omaha, the Company has a sales office located in the Boston metropolitan area, and outside the United States in Amsterdam, Bahrain, Buenos Aires, Edmonton, Johannesburg, London, Melbourne, Mexico City, Naples, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto and Wiesbaden.

        The Company distributes the products of other vendors as complements to its existing product lines. The Company is typically responsible for sales and marketing. These agreements generally provide for revenue sharing based on relative responsibilities.

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

Employees

        As of September 30, 2002, the Company had a total of 1,586 employees of whom 1,093 were in the ACI Worldwide business unit, 149 in the Insession Technologies business unit and 215 in the IntraNet business unit. Additionally, 129 employees were in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations and facility operations, providing supporting services to each of the three business units.

        None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Available Information

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company's web-site at www.tsainc.com.

Item 2.    PROPERTIES

        The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2003 through 2008, with the principal lease terminating in fiscal 2008. The Company's EMEA headquarters are located in Watford, England. The leases for these facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009. The Company's Asia/Pacific headquarters are located in Sydney, Australia, with the lease for this facility terminating in fiscal 2006. Personnel within each of the Company's business units use office space in each of these locations. The Company also leases office space in numerous locations in the United States and in many other countries.

        The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 17 to the consolidated financial statements for additional information regarding the Company's obligations under its facilities leases.

Item 3.    LEGAL PROCEEDINGS

        Three class action lawsuits have been publicly announced against the Company and certain of its former and present officers and directors on behalf of purchasers of publicly-traded securities of the Company. The Company has not been served with any of the complaints relating to these actions. Based on the complaints which are publicly available, the Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The complaints allege that during the purported class periods, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The plaintiffs are seeking unspecified damages, interest, fees, costs and rescission. The class periods stated in the two complaints are January 21, 1999 through November 18, 2002 and December 29, 1999 through August 14, 2002.

        These class action lawsuits were brought in the United States District Court for the District of Nebraska and are at preliminary stages. The Company is currently in the process of preparing to respond to the claims made in the lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

        The Company anticipates that additional suits of this nature may be commenced and that all such suits will eventually be consolidated in a single court. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business.

        As a result of the Company's restatement of its prior consolidated financial statements, it is likely that the Company will be subject to inquiry or investigation by governmental authorities, including the Securities and Exchange Commission. The Securities and Exchange Commission has informally contacted the Company about the restatement process, but the Company has not been notified of any formal inquiry or investigation. In the event that the Company is subject to such an inquiry or investigation, the Company will fully cooperate with such inquiry or investigation. There is risk that such an inquiry or investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business.

        In addition to the foregoing, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any such legal proceedings, other than as described above, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Item 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, their ages as of December 31, 2002, and their positions are as follows:

Name	Age	Position
Gregory D. Derkacht	55	President and Chief Executive Officer
Dwight G. Hanson	44	Chief Financial Officer, Treasurer and Senior Vice President
David P. Stokes	46	Vice President — Legal and Secretary
Mark R. Vipond	43	Senior Vice President — ACI Worldwide
Anthony J. Parkinson	50	Senior Vice President — Insession Technologies
Dennis D. Jorgensen	54	Senior Vice President — IntraNet
Edward C. Fuxa	39	Chief Accounting Officer, Vice President and Controller

        Mr. Derkacht serves as President and Chief Executive Officer. He joined the Company in January 2002. Prior to joining the Company, he was President of e-PROFILE, a wholly-owned subsidiary of Sanchez Computer Associates, Inc. from January 2000 to February 2001. He served as President of Credit Union Systems Division, a division of Fiserv Incorporated from August 1999 to January 2000, and served as Chief Executive Officer of Envision Financial Technologies from July 1997 to August 1999.

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

        Mr. Vipond serves as a Senior Vice President with primary responsibility for the ACI Worldwide business unit. He joined the Company in 1985 and has served in various capacities, including National Sales Manager of ACI Canada, Vice President of the Emerging Technologies and Network Systems divisions, President of the USSI, Inc. operating unit, and Senior Vice President of Consumer Banking.

        Mr. Parkinson serves as a Senior Vice President with primary responsibility for the Insession Technologies business unit. He joined the Company in 1984 and has served in various capacities, including Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Senior Vice President of the Enterprise Solutions Group.

        Mr. Jorgensen serves as a Senior Vice President with primary responsibility for the IntraNet business unit. He was an employee of the Company from 1984 to 1986 and rejoined the Company in 1998 as Vice President of Corporate Marketing. Prior to rejoining the Company in 1998, he was Chief Executive Officer of the American Marketing Association, a professional association for marketing practitioners and academics.

        Mr. Fuxa serves as Chief Accounting Officer, Vice President and Controller. He joined the Company as Controller in 1997, was named Chief Accounting Officer in March 2000 and was named Vice President in October 2001.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Class A Common Stock trades on the NASDAQ National Market System ("NASDAQ/NMS") under the symbol TSAIE. The Company received a letter on August 15, 2002 from The Nasdaq Stock Market, Inc. informing the Company that it was in violation of NASDAQ Marketplace Rule 4310(c)(14), which requires the Company to obtain a review of interim financial information from the Company's independent auditors, and that effective August 19, 2002, the Company's Class A Common Stock would trade under the symbol TSAIE. Prior to August 19, 2002, the Company's Class A Common Stock traded under the symbol TSAI. As a result of the Company filing the annual report on Form 10-K for fiscal 2002 and the quarterly report on Form 10-Q/A for the quarter ended June 30, 2002, the Company plans to seek NASDAQ approval to trade once again under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the NASDAQ/NMS:

Fiscal Year Ended September 30, 2001	High	Low
First quarter	$17.13	$10.75
Second quarter	14.06	6.25
Third quarter	15.50	5.69
Fourth quarter	13.03	5.90
Fiscal Year Ended September 30, 2002	High	Low
First quarter	14.10	5.81
Second quarter	12.50	9.23
Third quarter	12.77	10.01
Fourth quarter	12.30	6.00

        On December 31, 2002, the last sale price of the Company's Class A Common Stock as reported by the NASDAQ/NMS was $6.50 per share. As of December 31, 2002, there were 411 holders of record of the Company's Class A Common Stock.

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

Item 6.    SELECTED FINANCIAL DATA

        As discussed in further detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2001, 2000, 1999 and 1998, as well as previously reported quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. The effects of these restatements are reflected in the following selected financial data.

        The selected financial data for fiscal 2002, 2001 and 2000 has been derived from the Company's consolidated financial statements. The selected financial data for fiscal 1999 and 1998 has been derived from the Company's consolidated financial statements, which were previously audited by an audit firm that has ceased its operations and gives effect to certain restatement adjustments. This data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of

Operations, and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The financial information below is not necessarily indicative of the results of future operations. Amounts presented are in thousands, except earnings per share amounts.

	Year Ended September 30,
	2002	2001	2000	1999	1998
Statements of Operations Data:		(2)	(2)	(2)	(2)
Revenues:
Software license fees	$158,453	$161,847	$123,231	$136,764	$166,875
Maintenance fees	74,213	67,173	64,583	62,624	57,077
Services	50,163	66,576	66,914	80,191	75,297

Total revenues	282,829	295,596	254,728	279,579	299,249

Expenses:
Cost of software license fees	31,053	43,616	51,505	45,575	36,576
Cost of maintenance and services	60,641	73,181	77,855	70,455	69,886
Research and development	35,029	41,240	33,377	34,612	26,260
Selling and marketing	59,145	74,578	77,005	73,420	62,291
General and administrative	53,770	58,839	60,302	60,639	53,020
Goodwill amortization	—	14,793	7,553	5,182	1,445
Impairment of goodwill	1,524	36,618	—	—	—
Impairment of software	—	8,880	—	—	—

Total expenses	241,162	351,745	307,597	289,883	249,478

Operating income (loss)	41,667	(56,149)	(52,869)	(10,304)	49,771

Other income (expense):
Interest income	1,667	1,759	2,142	2,912	3,204
Interest expense	(5,596)	(7,338)	(7,008)	(2,269)	(259)
Other	(26)	(15,414)	(533)	(2,180)	(2,756)

Total other income (expense)	(3,955)	(20,993)	(5,399)	(1,537)	189

Income (loss) before income taxes	37,712	(77,142)	(58,268)	(11,841)	49,960
Income tax benefit (provision)	(22,443)	(2,921)	8,209	(137)	(12,698)

Net income (loss)	$15,269	$(80,063)	$(50,059)	$(11,978)	$37,262

Earnings per share information (1):
Weighted average shares outstanding:
Basic	35,326	34,116	31,744	31,667	30,298

Diluted	35,572	34,116	31,744	31,667	31,193

Earnings per share:
Basic	$0.43	$(2.35)	$(1.58)	$(0.38)	$1.21

Diluted	$0.43	$(2.35)	$(1.58)	$(0.38)	$1.17

	As of September 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:		(2)	(2)	(2)	(2)
Working capital	$49,466	$21,946	$60,452	$108,773	$86,343
Total assets	266,519	272,403	299,002	304,962	228,939
Current portion of debt	18,444	25,104	29,500	10,000	1,078
Debt	24,866	44,135	39,824	35,747	2,002
Stockholders' equity	102,858	83,970	108,985	173,370	150,559

(1)
Prior to its acquisition in August 1998, IntraNet, Inc. was taxed primarily as a Subchapter S corporation. In addition, prior to its acquisition in November 1998, the earnings of Media Integration BV were not subject to income taxes. The earnings per share amounts for fiscal 1999 and 1998 reflect a pro forma tax provision for income taxes on the results of operations of these entities for the periods prior to their acquisition. See Note 11 to the consolidated financial statements for further details relating to the computation of earnings per share information.

(2)
The Company has restated its consolidated financial information. See Note 2 to the consolidated financial statements for further details and for presentation of fiscal 2001 balance sheet restatements along with presentation of fiscal 2001 and 2000 statements of operations restatements.

        Summarized below is restatement information for fiscal 2000, 1999 and 1998 balance sheets, as well as fiscal 1999 and 1998 statements of operations.

	1999	1998
Statements of Operations Data:
As previously reported:
Total revenues	$354,794	$299,249
Total expenses	284,534	247,761
Operating income	70,260	51,488
Total other income	1,610	247
Net income (loss)	44,700	32,259
Restated:
Total revenues	279,579	299,249
Total expenses	289,883	249,478
Operating income (loss)	(10,304)	49,771
Total other income (expense)	(1,537)	189
Net income (loss)	(11,978)	37,262
	2000	1999	1998
Balance Sheet Data:
As previously reported:
Working capital	$68,506	$94,141	$86,994
Total assets	330,152	323,318	226,307
Current portion of debt	18,396	501	1,078
Long-term debt	532	991	2,002
Stockholders' equity	210,360	225,169	145,877
Restated:
Working capital	60,452	108,773	86,343
Total assets	299,002	304,962	228,939
Current portion of debt	29,500	10,000	1,078
Long-term debt	39,824	35,747	2,002
Stockholders' equity	108,985	173,370	150,559

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments and e-commerce. In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets. Most of the Company's products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks.

        As discussed in further detail below, and in Note 2 to the consolidated financial statements, the Company has identified transactions requiring accounting adjustments, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001, 2000, 1999 and 1998, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000.

Business Units

        The Company's products and services are currently organized within three operating segments, referred to as business units — ACI Worldwide, Insession Technologies and IntraNet. The Company's chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The following are revenues and operating income (loss) for these business units for fiscal 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Revenues:
ACI Worldwide	$210,478	$223,866	$186,900
Insession Technologies	34,129	38,043	34,846
IntraNet	38,222	33,042	32,508
Health Payment Systems	—	645	474

	$282,829	$295,596	$254,728

Operating income (loss):
ACI Worldwide	$31,002	$(42,671)	$(46,091)
Insession Technologies	7,203	(2,652)	(2,748)
IntraNet	3,462	(1,531)	(1,780)
Health Payment Systems	—	(9,295)	(2,250)

	$41,667	$(56,149)	$(52,869)

Acquisitions

        During fiscal 2001, the Company acquired all of the outstanding securities of MessagingDirect Ltd. ("MDL"). MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. Shareholders of MDL received 3,357,351 shares of Class A Common Stock (or Exchangeable Shares of TSA Exchangeco Limited which can be converted on a one-for-one basis for shares of TSA Class A Common Stock or options to purchase shares of TSA Class A Common Stock) with a fair market value at the time of purchase of approximately $53.2 million (restated). The share exchange was accounted for using the purchase method of accounting. An independent valuation of MDL was performed and used as an aid in determining the fair market value of each identifiable intangible asset. Accordingly, the excess purchase price over the estimated fair value of each identifiable tangible and intangible asset acquired was allocated to goodwill, which was being amortized prior to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," using the straight-line method over five years. Approximately $47.7 million (restated) of the purchase price was allocated to goodwill and $11.8 million to software for resale.

        During fiscal 2000, the Company acquired all of the outstanding shares of WorkPoint Systems, Inc. ("WorkPoint"). WorkPoint is a provider of multi-user software that enables enterprises to model processes over a distributed corporate network. This software can be used to create graphical models that provide a visual representation of and automatically execute various steps in a business process. Shareholders of WorkPoint received 164,680 shares of Class A Common Stock with a fair market value at the time of purchase of approximately $4.0 million. The stock exchange was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $4.7 million was allocated to goodwill, which was being amortized prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," using the straight-line method over five years.

        Also during fiscal 2000, the Company acquired a 70 percent ownership in Hospital Health Plan Corporation ("HHPC"), a business that offers a suite of products designed to facilitate the automatic adjudication of medical claims. HHPC was acquired for $4.6 million in cash and $3.3 million in assumed liabilities. This acquisition was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $7.8 million was allocated to goodwill, which was being amortized prior to the adoption of SFAS No. 142 using the straight-line method over five years. In fiscal 2001, the Company transferred its 70 percent ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-operating charge to earnings of $1.2 million and a goodwill impairment charge of $6.3 million.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of its estimates and assumptions, including those related to revenue recognition, provision for doubtful accounts, fair value of investments, fair value of goodwill and acquired software, useful lives of intangible and fixed assets, variable compensation, income taxes, and contingencies and litigation, among others. Actual results could differ from those estimates.

        The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These critical policies, and the Company's procedures related to these policies, are described in detail below. See Note 1 to the consolidated financial statements for a further discussion of these accounting policies.

Revenue Recognition, Accrued Receivables and Deferred Revenue

        Software License Fees.    The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2,

"Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence ("VSOE") of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or "PCS") or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

        When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and the relevant guidance provided by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accounting for services delivered over time under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage of completion computation because it cannot be presumed that those fees are fixed and determinable.

        For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, if all other conditions to revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

        For software license arrangements in which the Company's ability to enforce payment terms depends on customer acceptance provisions, software license fee revenue is recognized upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse.

        For software license arrangements in which VSOE of the fair value of undelivered elements does not exist to allocate the total fee to all elements of the arrangement, revenue is deferred until the earlier of the point at which (1) such sufficient VSOE of the fair value of undelivered elements does exist or (2) all elements of the arrangement have been delivered.

        Gross versus Net.    For software license arrangements in which the Company acts as a sales agent for another company's products, revenues are recorded on a net basis. These include arrangements in which the Company does not take title to the products, is not responsible for providing the product or service, earns a fixed commission, and assumes credit risk only to the extent of its commission. For software license arrangements in which the Company acts as a distributor of another company's product, and in certain circumstances, modifies or enhances the product, revenues are recorded on a gross basis. These include arrangements in which the Company takes title to the products and is responsible for providing the product or service.

        Subscriptions and Usage Fees.    For software license arrangements in which the Company permits the customer to vary their software mix, including the right to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

        Maintenance Fees.    Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where a multi-year time-based software license has a duration of one year or less or the initial PCS term is relatively long (i.e. greater than fifty percent) compared to the term of the software license, the Company recognizes revenue for the entire arrangement ratably over the PCS term as VSOE of fair value cannot be established.

        Services.    Revenues from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage-of-completion method.

        Non-monetary Transactions.    Non-monetary transactions are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Non-monetary Transactions," which requires that the transfer or distribution of a non-monetary asset or liability generally be based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident. In those cases where fair value of the assets exchanged is not readily determinable, the exchange is recorded at the historical cost of the asset surrendered.

        Accrued Receivables.    Accrued receivables represent amounts to be billed in the near future (less than 12 months).

        Deferred Revenue.    Deferred revenue represents (1) payments received from customers for software licenses, maintenance and/or services in advance of providing the product or performing services, (2) amounts deferred whereby VSOE does not exist, or (3) amounts deferred if other conditions to revenue recognition have not been met.

Provision for Doubtful Accounts

        The Company maintains a general allowance for doubtful accounts based on its historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in its accounts receivable. In estimating the necessary level of its allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of the Company's customers, economic conditions within the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which in turn impacts the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provision for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which the Company has a number of customers, additional provision for doubtful accounts may be recorded to reserve for potential future losses. A portion of the Company's allowance is related to issues other than creditworthiness, such as disagreements with customers.

Impairment of Investments

        The Company records a non-cash charge to earnings when it determines that an investment has experienced an "other than temporary" decline in market value. To make this determination, the Company reviews the carrying value of its marketable equity security investments at the end of each reporting period for impairment. Other-than-temporary impairments are generally recognized if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the recorded marketable securities, thereby possibly requiring additional impairment charges in the future.

Acquired Intangible Assets

        In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as software, are amortized to expense over time, while in-process research and development costs, if any, are recorded as a one-time charge at the acquisition date if it is determined that it has no alternative future use. The types of entities acquired by the Company generally do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to software and goodwill. The Company's future operating performance will be impacted by the future amortization of software and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company's future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

Impairment of Goodwill

        In accordance with SFAS No. 142, which the Company adopted effective October 1, 2001, goodwill is tested for impairment at the reporting unit level and must be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured in the second step. For impairment testing purposes, the Company has utilized the services of an independent consultant to perform valuations of the Company's reporting units that contained goodwill. Under SFAS No. 142, goodwill is no longer amortized. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a range of five to ten years.

Software Amortization and Impairment

        Software consists of internally-developed software and purchased software. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Technological feasibility is determined upon completion of a detailed program design or internal specification. The internal specification establishes that the product can be produced to meet its design specifications including functions, features and technical performance requirements. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition ("acquired software") and costs of computer software obtained for internal use that were capitalized.

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

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Prior to the adoption of SFAS No. 142 on October 1, 2001, goodwill was also subject to similar impairment testing requirements under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An impairment loss is recorded if the sum of the future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment charge is measured based upon the fair value of the asset.

Accounting for Income Taxes

        Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company's financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact the Company's overall effective tax rate.

        To the extent recovery of deferred tax assets is not likely based on estimation of future taxable income in each jurisdiction, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company was able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Restatements of Consolidated Financial Results

        On August 14, 2002, the Company announced that it was reviewing the accounting treatment for several transactions involving one of the Company's customers that originated in prior fiscal years. After the initial review of these transactions, the Company determined a restatement of previously issued financial results was required as a result of these transactions.

        In the course of the Company's review of its fiscal 2001 and 2000 consolidated financial statements, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. These accounting adjustments, except as described in Note 19, are in addition to the transactions initially identified and considered at the time of the August 14, 2002 announcement.

        The following is a description of the restatement adjustment categories. The dollar effect of adjustments within each category for each fiscal period is described below under the heading Presentation of Restated Consolidated Financial Information.

Revenue Recognition

        Fixed or Determinable.    In fiscal 1999, the Company adopted SOP 97-2, which requires that a software vendor's fee be fixed or determinable before it can recognize the license fee revenue upon shipment of the software. SOP 97-2 states that if payment of a significant portion of the software license fee is not due until after expiration of the license or more than twelve months after delivery, the license fee should be presumed not to be fixed or determinable. However, SOP 97-2 provides that the software vendor can overcome the presumption that the software license fees are not fixed or determinable if the vendor has a standard business practice of using long-term or installment contracts and has a history of successfully collecting the software license fees under the original payment terms of the software license arrangement without making concessions.

        Previously, the Company concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make license payments that extend beyond twelve months, the fixed or determinable presumption had been overcome and software license fee revenue should be recognized upon delivery of the software, assuming that all other revenue recognition criteria had been met. Software license fee revenues recognized under these arrangements were referred to in the Company's previous filings with the SEC as "Recognized-Up-Front MLFs ("RUFs")." Software license fee revenues previously recognized as RUFs totaled approximately $21.3 million and $30.3 million for fiscal 2001 and 2000, respectively.

        Subsequently, it was determined that upon adoption of SOP 97-2, the Company lacked a history of successfully collecting software license fees under the original terms of the software license arrangement without making concessions, which would have enabled it to recognize software license fee revenue upon delivery of the software products. In addition, certain contracts previously accounted for under the RUF policy contained cancellation clauses and MLFs that vary with customer usage (i.e., usage-based fees). Therefore, license fees for these arrangements were also not fixed and determinable at the outset of the arrangement. As a result, the Company's consolidated financial statements have been restated to recognize revenues under software license arrangements with extended payment terms over the term of the underlying license arrangements, as payments become due and payable rather than up-front (or ratably for subscription arrangements).

        Under the Company's previous accounting, the license fee revenue recognized-up-front was generally the net present value of the monthly license fee ("MLF") payments. The difference between the payments to be received from the customer and the amount of license fee revenue recognized was accounted for as interest income using the effective interest rate method. The revised treatment for these arrangements has resulted in a reduction in interest income for the amounts previously recorded under these arrangements. In addition, the Company previously sold the MLF payment stream for certain of these previously recognized software license arrangements. The previous treatment resulted in the de-recognition of the transferred asset (accounts receivable) following the sale of the MLF receivable. The revised treatment for these arrangements has resulted in the recording of periodic interest expense for the difference between the proceeds received under the factoring arrangements and the license fee revenues recognized under the arrangements. Due to the Company's continuing involvement in the maintenance services, the cash proceeds have been classified as debt - financing agreements.

        VSOE.    The Company's software license arrangements typically include the licensing of software and providing of PCS. The bundled software license arrangements generally have a separate stated term for each of the software license and the PCS. The software license term generally ranges from 12 to 60 months, although some arrangements have a software license term extending beyond 60 months. The PCS term is generally 12 to 24 months, although certain of these arrangements have a PCS term that is the same as the software license term.

        SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company's products, VSOE of the fair value of PCS is determined by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company's normal pricing practices. In arrangements where a one-year term license is bundled with PCS or the initial PCS term is relatively long (i.e., greater than 50%) compared to the license term, the Company has determined that it does not have VSOE of the PCS element from renewal terms, and license fee and PCS revenues have been restated and recognized ratably over the PCS period.

        Customer Acceptance.    Certain of the Company's software arrangements (primarily those in the Asia/Pacific region) include payment terms that are enforceable only upon the passage of time or customer acceptance. Historically, for most of the software license arrangements that contain customer acceptance provisions, the Company recognized software license fee revenue upon delivery of the software products, assuming that all other revenue recognition criteria had been met. The Company's consolidated financial statements have been restated to recognize revenues under software license arrangements with customer acceptance provisions upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse. For those software license arrangements in which acceptance did not ultimately occur, this restated treatment resulted in a reduction in previously recognized revenues.

        Collectibility.    It has been determined that certain software license revenue was recognized for which collection was not reasonably assured. The Company's consolidated financial statements have been restated to recognize revenue from these arrangements as cash was received. For those software license arrangements in which collectibility was not probable at the onset of the arrangement and for which the Company received no cash or only a portion of the fees, this restated treatment resulted in a reduction of previously recognized revenues and bad debts expense.

        Contract Accounting.    SOP 97-2 requires that an arrangement to deliver software that requires significant production, modification, or customization of software should be accounted for in accordance with ARB No. 45 and the relevant guidance provided by SOP 81-1. This guidance is often referred to as contract accounting. The Company has certain software license arrangements, which are subject to contract accounting. Although payment terms are generally spread out over time in contract accounting, the concepts and risks of extended payment terms also apply to arrangements accounted for under contract accounting. The Company has determined that certain of its contract accounting arrangements contain extended payment terms and therefore the associated fees are not considered fixed and determinable. In addition, the Company previously recognized revenue up-front on certain contracts that required significant production, modification, or customization. The Company's consolidated financial statements have been restated to (1) revise the estimated total revenue under the contract which was used in the current percentage complete computations to exclude amounts due under extended payment terms, and (2) recognize revenue based on percentage completion estimated for those contracts in which revenue was previously recorded when the software was delivered even though significant customization of the delivered software was required.

        Subscription Accounting.    The Company has certain software license arrangements in which the customer has the ability to receive additional unspecified products over a limited period. Previously the Company recognized software license fee revenue upon delivery of the initial products specified in the software license arrangement. SOP 97-2 states that the software license revenue under these arrangements should be recognized ratably over the term of the arrangement, beginning with the delivery of the first product. One of the software license arrangements identified is Digital Courier Technologies, Inc. ("DCTI") (see further discussion of DCTI transactions in Note 19 to the consolidated financial statements). The Company's consolidated financial statements have been restated to recognize revenue from these arrangements ratably over the term of the arrangement.

        Multiple-Element Arrangements.    The Company has certain multiple-product arrangements of which only a portion of the software products are delivered to the customer. Previously, the Company recognized license fee revenue for the portion of the total fee that related to the delivered products as determined by stated contract values. SOP 97-2, as amended by SOP 98-9, states that for arrangements that involve multiple elements either (1) the entire fee from the arrangement must be allocated to each of the individual elements, based on each element's VSOE of fair value, or (2) VSOE of the fair value must be established for the undelivered elements with the entire discount allocated to the delivered elements. In addition, the Company occasionally enters into more than one contract with a single customer within a short period of time. Certain of these arrangements are so closely related that they are, in substance, parts of a single arrangement. If VSOE of fair value does not exist, all revenue from the arrangement must be deferred until the earlier of when (1) such evidence does exist for each element, (2) all the elements have been delivered, or (3) the evidence of fair value exists for the undelivered elements. For certain software license arrangements in which only a portion of the products are delivered, it has been determined that VSOE of fair value for the undelivered products does not exist. The Company's consolidated financial statements have been restated for these arrangements to defer recognition of revenue for the entire arrangement until all the products in the arrangement have been delivered or at such time that it has been determined that the additional products will not be delivered, as evidenced by customer acknowledgement of credits due, if any.

        Delivery/Term Commencement.    The Company has identified certain arrangements in which delivery of the software products and/or commencement of the license term had not occurred prior to revenue being recognized. The Company has restated its consolidated financial statements for these arrangements to recognize revenue upon delivery to the customer and commencement of the license term.

        Gross versus Net, Distributor Arrangements.    The Company has inconsistently classified revenues generated from arrangements in which it has acted as a sales agent for another company's product. The Company has restated its revenues related to arrangements previously reported gross. This has resulted in the reduction of previously reported costs of software licenses in which the Company does not take title to the products, is not responsible for providing the product or service, earns a fixed commission, and assumes credit risk only to the extent of its commissions.

Operating Expenses and Other

        Purchase Accounting.    The Company has adjusted the purchase accounting for the acquisitions of Insession Inc., SDM International, Inc. ("SDM") and MDL, which were made in fiscal 2001, 2000 and 1999, respectively. The adjustments relate to the determination of the fair market value of the TSA Class A Common Stock issued to the shareholders of SDM and MDL and the determination of the fair value of deferred revenue of Insession, Inc. These adjustments resulted in a net increase to the amount of purchase price allocated to goodwill. The Company based the valuation of the SDM and MDL acquisitions on the fair market value of the TSA Class A Common Stock given as consideration for the acquisitions. The acquisition of SDM was valued based upon the Company's stock price on the third day subsequent to the announcement of the transaction. The acquisition of MDL was valued based on an average of the Company's stock price for one day prior to and four days after the announcement of the transaction. The Company has re-measured the purchase price of each acquisition based on the average closing sale price of a share of TSA Class A Common Stock using a period beginning two days before and ending two days after the date of the announcement. Additionally, the deferred revenue of Insession Inc. has been reduced to fair value resulting in a reduction in previously recorded goodwill and previously recorded revenues.

        In addition, SFAS No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax liabilities for the tax consequences of differences between the assigned values of identifiable intangible assets acquired in a business combination and the tax basis of such assets. Previously, the Company did not record the deferred tax liability for certain identifiable intangible assets acquired in the Insession Inc. and MDL transactions. The Company's consolidated financial statements have been restated to recognize the deferred tax liabilities for these identifiable intangible assets. This treatment results in an increase in the allocation of purchase price to goodwill for these transactions.

        These purchase accounting adjustments resulted in increases to goodwill, goodwill amortization expense for all periods prior to the adoption of SFAS No. 142 on October 1, 2001, and the subsequent impairment losses recorded for certain of these acquisitions.

        Capitalized Software.    Regency, a wholly-owned subsidiary of the Company until February 2002, previously capitalized costs associated with the development of its Internet banking product. Regency began amortizing the capitalized software in the second quarter of fiscal 2001. Subsequent to the Internet banking product being made generally available for sale, Regency continued to capitalize software development costs that should have been expensed. Therefore, previously capitalized software development costs have been charged to research and development costs, and software amortization expense has been reversed. In addition, the Company was previously capitalizing costs associated with the development of the IntraNet CO-ach software product. It has been determined that these software costs should not have been capitalized as the underlying product was also part of an on-going international customer project under which the Company was recognizing revenue using percentage-of-completion contract accounting. Therefore, previously capitalized software development costs have been reclassified to cost of software license fees.

        Bad Debts.    The allowance for doubtful accounts and bad debts expense has been reduced for the various revisions the Company has made to its revenue recognition policies (described above). The changes to revenue recognition have generally resulted in the deferral or elimination of previously recognized revenue and accounts receivable. The Company has restated its allowance for doubtful accounts and bad debts expense to take into account changes to revenue recognition for those accounts for which revenue was previously recognized and subsequently written off as bad debts expense.

        Accrued Liabilities.    Certain accounting differences were discovered with respect to the recorded amount of accrued liabilities when compared to amounts actually paid out related to these accrued liabilities, resulting in a reduction in accrued liabilities in fiscal 2002 and 2001, and an increase in accrued liabilities in fiscal 2000 and 1999. Such differences included adjustments for commission liabilities, variable compensation and other accrued expenses.

        Facilities Management Set-up Costs.    In fiscal 1999, the Company capitalized set-up costs associated with a facilities management arrangement. These set-up costs were being amortized over the three-year term of the arrangement although the Company had previously recognized up-front fees related to initial installation. In the third quarter of fiscal 2002, the Company wrote-off the unamortized balance of the previously capitalized set-up costs. It was subsequently determined that these costs should have been expensed as incurred in the absence of deferral of the installation revenues. Therefore, previously capitalized set-up costs have been reclassified to operating expenses, and amortization expense has been reduced. In addition, the previously recorded write-off of the unamortized balance has been reversed.

        Distributor Commissions.    Certain of the revenue adjustments described previously resulted in changes to the amount of royalty expense owed to the owners of third-party products.

        Corporate Restructuring.    As described in Note 3, the Company has determined that certain previously recognized restructuring liabilities associated with the Company's fiscal 2001 restructuring plan did not meet the requirements for liability recognition at the commitment date. In certain cases, the original plan of workforce reductions was not in sufficient detail to ensure that significant changes to the plan were unlikely before completion and, in other cases, the requirements for notifying employees of the workforce reductions did not occur. The liabilities for restructuring activities also included other human resource, bad debt, warranty and operating expenses that either benefited future periods or were unrelated to exit activities in the restructuring plan. As a result, the Company has restated the consolidated financial statements to reduce the fiscal 2001 restructuring charge. Costs unrelated to exit activities under the restructuring plan have been reclassified to recognize the expense as incurred and classified separately from restructuring charges.

        The Company also determined that certain previously recognized impairment losses and other charges were unrelated to restructuring and exit plans. Those entries included corrections of previous purchase price allocations for an acquisition, unrecoverable software development costs, and impairments of notes receivable and equity investments. As a result, the Company has reclassified the previously reported impairment losses for items unrelated to exit activities and, where appropriate, corrected the measurement and timing of loss recognition.

        Goodwill Impairment.    Effective October 1, 2001, the Company adopted SFAS No. 142 and hired an independent consultant to perform valuations of the Company's reporting units that contain goodwill. Based on that analysis, an impairment loss was previously recognized as a cumulative effect of accounting change during the first quarter of fiscal 2002.

        The Company had previously concluded that no impairment loss was required at September 30, 2001 because the undiscounted cash flows from MDL over a 15-year period would be sufficient to recover the carrying value of goodwill. The Company has revised its goodwill analysis under APB Opinion No. 17, "Intangible Assets," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to only consider undiscounted cash flows during the estimated useful life of the asset. Fiscal 2001 consolidated financial statements were restated to include an impairment charge based on the current estimated fair value of MDL.

        In addition, the Company has reclassified a portion of the charge related to the transfer of HHPC to the minority shareholder as impairment of goodwill. This charge was previously recorded as a non-operating expense.

        Software Impairment.    In connection with the restatement, the Company performed an analysis of the carrying value of the MDL software as of September 30, 2001. From this analysis, it was determined recovery of the MDL software was impaired. Consequently, the MDL software was written off to impairment of long-lived assets in the fourth quarter of fiscal 2001.

        Interest Income and Interest Expense.    As discussed above under the heading Fixed or Determinable, certain revenue recognition restatements also resulted in restatements of interest income and interest expense. Proceeds from the factoring of extended payment term license arrangements have been recorded as debt, whereas the Company's previous accounting had resulted in the derecognition of unbilled receivables. Interest income has been reduced as a result of adjustments related to RUF accounting (described above). Interest expense has been increased as a result of the amortization of discounts on proceeds from factored license arrangements classified as debt.

        Investments.    The Company has licensed its products to certain customers immediately prior to, contemporaneously with, or immediately after it had made an investment in those customers. It was subsequently determined that fair value of the underlying equity investments could not be readily determined. Therefore, these transactions should have been accounted for as non-monetary exchanges in accordance with APB Opinion No. 29. Under APB Opinion No. 29, the exchange of assets when fair value cannot be readily determined is recorded at the historical cost of the asset surrendered. In addition, in certain circumstances, it was not clear that the investee/customer could satisfy the cash requirements of the license arrangement absent the cash investment. As a result, the carrying value of certain investments was reduced by the amount of license revenue recognized prior to October 1, 1999 in the restatement of the Company's consolidated financial statements. This restated treatment has resulted in a reduction in previously recognized revenues and, in certain cases reduced previously reported impairment losses for other than temporary declines in the related investments.

        In addition, the Company made investments in publicly-traded companies. Previously the Company recorded charges to earnings for the other than temporary declines in market values for these investments. The Company revised the amount of charges to earnings for these other than temporary declines of these investments to adjust the carrying value of the securities to quoted market value on the date of impairment.

        Foreign Currency.    As a result of the adjustments, the computed amount of transaction gains and losses has changed.

        Regency Gain.    Certain of the adjustments previously described resulted in a decrease in the net book value of Regency. These adjustments consist of a reduction in capitalized software costs, a reduction in recognized revenues and a reduction in the allowance for doubtful accounts. As a result of these adjustments, the gain on sale of subsidiary, as discussed in Note 5 to the consolidated financial statements, has increased.

Income Taxes

        The tax provision for all periods presented was adjusted for (1) the impact of adjustments described above, (2) a previously recognized tax benefit for the MDL impairment loss which was a permanent difference for accounting purposes, and (3) adjustments to previously reported current income tax expense for the effects of changes in accrued tax reserves for tax exposure items.

Effect on Prior Filings

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2001, 2000, 1999 and 1998, as well as previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. Accordingly, the financial statements for those fiscal periods that have been included in the Company's previous filings with the Securities and Exchange Commission should not be relied upon.

Results of Operations

        As discussed in further detail in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2001 and 2000. The effects of these restatements are reflected in the following table, which sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands).

	Year Ended September 30,
	2002		2001		2000
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
			(1)	(1)	(1)	(1)
Revenues:
Initial license fees (ILFs)	$74,222	26.2%	$78,358	26.6%	$50,555	19.9%
Monthly license fees (MLFs)	84,231	29.8	83,489	28.2	72,676	28.5

Software license fees	158,453	56.0	161,847	54.8	123,231	48.4
Maintenance fees	74,213	26.3	67,173	22.7	64,583	25.4
Services	50,163	17.7	66,576	22.5	66,914	26.2

Total revenues	282,829	100.0	295,596	100.0	254,728	100.0

Expenses:
Cost of software license fees	31,053	11.0	43,616	14.8	51,505	20.2
Cost of maintenance and services	60,641	21.5	73,181	24.8	77,855	30.6
Research and development	35,029	12.4	41,240	13.9	33,377	13.1
Selling and marketing	59,145	20.9	74,578	25.2	77,005	30.2
General and administrative	53,770	19.0	58,839	19.9	60,302	23.7
Goodwill amortization	—	—	14,793	5.0	7,553	3.0
Impairment of goodwill	1,524	0.5	36,618	12.3	—	—
Impairment of software	—	—	8,880	3.0	—	—

Total expenses	241,162	85.3	351,745	119.0	307,597	120.8

Operating income (loss)	41,667	14.7	(56,149)	(19.0)	(52,869)	(20.8)

Other income (expense):
Interest income	1,667	0.6	1,759	0.6	2,142	0.8
Interest expense	(5,596)	(2.0)	(7,338)	(2.5)	(7,008)	(2.7)
Other	(26)	—	(15,414)	(5.2)	(533)	(0.2)

Total other	(3,955)	(1.4)	(20,993)	(7.1)	(5,399)	(2.1)

Income (loss) before income taxes	37,712	13.3	(77,142)	(26.1)	(58,268)	(22.9)
Income tax benefit (provision)	(22,443)	(7.9)	(2,921)	(1.0)	8,209	3.2

Net income (loss)	$15,269	5.4%	$(80,063)	(27.1)%	$(50,059)	(19.7)%

(1)
The Company has restated its consolidated financial information. See Note 2 to the consolidated financial statements for further details.

        Revenues.    Total revenues for fiscal 2002 decreased $12.8 million, or 4.3%, from fiscal 2001. The decrease is the result of a $3.4 million, or 2.1%, decrease in software license fee revenues and a $16.4 million, or 24.7%, decrease in services revenues, offset by a $7.0 million, or 10.5%, increase in maintenance fee revenues.

        Total revenues for fiscal 2001 increased $40.9 million, or 16.0%, from fiscal 2000. The increase is the result of a $38.6 million, or 31.3%, increase in software license fee revenues, and a $2.6 million, or 4.0%, increase in maintenance fee revenues, offset by a $0.3 million, or 0.5%, decrease in services revenues.

        During the first quarter of fiscal 2000, the Company's large bank and merchant customers and potential new customers, in effect, locked down their systems in preparation for the Year 2000. This Year 2000 lock-down had a negative impact on the Company's ACI Worldwide software license fees and services revenues in fiscal 2000 due to the less than expected demand by customers and potential new customers to upgrade and enhance their current systems. In addition, since the Year 2000 cutover, the Company has found its customers increasingly scrutinizing their information technology purchases, which has led to further delays in software and services purchases.

        In fiscal 2001, the Company changed its sales compensation plans for its ACI Worldwide and Insession Technologies sales forces to emphasize contracts with up-front license fee payments for both customer renewals and new customers rather than emphasizing extended payment term contracts. Software contracts with up-front license fee payments may result in recognizable software license fee revenue upon delivery of the software, whereas extended payment term contracts result in software license fee revenue that is recognizable over the term of the contract. This change resulted in an increase in ILF revenues in fiscal 2001, primarily for Insession Technologies' ICE product and ACI Worldwide's Payment Engine products in the Americas and EMEA regions. Offsetting this increase in fiscal 2001 was a decline in IntraNet's ILF revenue, which was due to a decrease in revenue from a major international CO-ach project.

        The decrease in ILF revenues in fiscal 2002 is primarily the result of a reduction in demand for ACI Worldwide Payment Engine products in the EMEA. The decrease in demand in the EMEA is primarily due to the depressed economic conditions that exist within this region. These conditions have caused many customers to reduce their information technology budgets and spending commitments. Offsetting this decrease is an increase in IntraNet ILF revenue due to an increase in demand that is primarily the result of migrating its customers from the Digital VAX-based MTS product to the new RS6000-based MTS product.

        The increase in MLF revenues in both fiscal 2002 and 2001 is due to an increase in the number of contracts in which the license fee is being recognized on a monthly basis over the PCS term and an increase in the number of contracts in which the license fee is being recognized as payments become due and payable. Offsetting these increases in fiscal 2002 is a reduction in MLF revenue due to the sale of Regency in February 2002.

        The increase in maintenance fees revenue in both fiscal 2002 and 2001 resulted from growth in the installed base of the Company's software products in all three of the Company's business units.

        The decrease in services revenue in both fiscal 2002 and 2001 is primarily the result of a decreased demand for technical and project management services. This decreased demand is primarily due to (1) increased competition in the marketplace by companies that offer services work at lower rates, (2) many larger customers increasing their internal staffs in order to reduce their dependence on external resources and (3) general decreases in worldwide demand for services as a result of depressed economic conditions.

        Expenses.    Total operating expenses for fiscal 2002 (excluding $1.5 million of goodwill impairment) decreased $51.8 million, or 17.8%, as compared to fiscal 2001 (excluding $14.8 million of goodwill amortization, $36.6 million of goodwill impairment and $8.9 million of software impairment). In fiscal

2002, the Company discontinued amortizing goodwill in accordance with SFAS No. 142. Total operating expenses for fiscal 2001 (excluding $14.8 million of goodwill amortization, $36.6 million of goodwill impairment and $8.9 million of software impairment) decreased $8.6 million, or 2.9%, as compared to fiscal 2000 (excluding $7.6 million of goodwill amortization). During the third quarter of fiscal 2001, the Company implemented a corporate restructuring plan whereby it closed or significantly reduced the size of certain product development organizations and geographic sales offices. In addition to these specific corporate restructuring actions, during fiscal 2002 and 2001, the Company put an emphasis on reducing overall headcount levels through attrition or delayed hiring decisions in an attempt to reduce operating expenses. These actions have caused the Company's overall operating expenses in fiscal 2002 and 2001 to decline. In addition, operating expenses for fiscal 2002 declined approximately $7.6 million due to the February 2002 sale of Regency. Total staff (including both employees and independent contractors) was 1,586 at September 30, 2002, 1,839 at September 30, 2001, and 2,096 at September 30, 2000.

        Cost of software license fees for fiscal 2002 decreased $12.6 million, or 28.8%, as compared to fiscal 2001. This decrease was due primarily to a decrease in personnel-related expenses, a decrease in MDL software amortization and a decrease in costs associated with the development of the Company's e-commerce product set. Cost of software license fees for fiscal 2001 decreased $7.9 million, or 15.3%, as compared to fiscal 2000. This decrease in fiscal 2001 was due primarily to a decrease in personnel-related expenses offset by an increase in software amortization associated with the acquisition of MDL in January 2001. The MDL software was written off in its entirety at the end of fiscal 2001.

        Cost of maintenance and services for fiscal 2002 decreased $12.6 million, or 17.1%, as compared to fiscal 2001. Cost of maintenance and services for fiscal 2001 decreased $4.7 million, or 6.0%, as compared to fiscal 2000. These decreases were the result of fewer staff needed to support the Company's ACI Worldwide and Insession Technologies services-related business, which experienced declines in the level of demand during these years.

        Research and development ("R&D") costs for fiscal 2002 decreased $6.2 million, or 15.1%, as compared to fiscal 2001. R&D consists primarily of compensation and related costs for R&D employees and contractors. The Company terminated further development of certain products as part of the fiscal 2001 corporate restructuring, causing this decrease. R&D costs for fiscal 2001 increased $7.9 million, or 23.6%, over fiscal 2000. The increase in fiscal 2001 is primarily due to the acquisition of MDL in January 2001. R&D costs as a percentage of total revenues were 12.4%, 13.9% and 13.1% in fiscal 2002, 2001 and 2000, respectively. The majority of R&D costs have been charged to expense as incurred. Software development costs capitalized in fiscal 2001 and 2000 totaled approximately $1.4 million and $2.5 million, respectively. The Company did not capitalize software costs in fiscal 2002 as no new products reached technological feasibility during the year.

        Selling and marketing costs for fiscal 2002 decreased $15.4 million, or 20.7%, as compared to fiscal 2001. Selling and marketing costs for fiscal 2001 decreased $2.4 million, or 3.2%, as compared to fiscal 2000. Selling and marketing costs, excluding restructuring charges in fiscal 2001, as a percentage of total revenues were 19.0%, 19.9% and 23.7% in fiscal 2002, 2001 and 2000, respectively. These decreases are the result of various cost reduction efforts, including reductions in sales staff and related travel and entertainment costs, as well as growth in the amount of recurring revenues.

        General and administrative costs for fiscal 2002 decreased $5.1 million, or 8.6%, as compared to fiscal 2001. This decrease was attributable to reductions in personnel and occupancy costs resulting from the fiscal 2001 corporate restructuring and a reduction in bad debts expense, offset by an increase in accounting fees in fiscal 2002 due to the restatement. General and administrative costs for fiscal 2001 decreased $1.5 million, or 2.4%, over fiscal 2000. The decrease is attributable to a decrease in personnel-related expenses.

        Other Income and Expense.    Interest expense decreased in fiscal 2002 due to line of credit payments that reduced the outstanding balance to zero at September 30, 2002, offset by an increase in factoring proceeds. The increase in interest expense in fiscal 2001 is due to increased borrowings on the Company's line-of-credit facilities and an increase in factoring proceeds.

        Other income (expense) is comprised of the following items in fiscal 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Impairments of investments (1)	$—	$(3,408)	$(386)
Gain on sale of DCTI common stock (2)	—	—	1,221
Impairments of marketable equity securities (2)	(8,267)	(8,665)	—
Write-off Insession Technologies, Inc. IPO costs (3)	—	(1,898)	—
Transfer of HHPC (4)	—	(1,154)	—
Gain on sale of Regency (5)	8,743	—	—
Foreign currency transaction gains and losses	(198)	(397)	(1,171)
Other	(304)	108	(197)

Total	$(26)	$(15,414)	$(533)

(1)
During the course of fiscal 1998 through fiscal 2000, the Company made investments in various private technology companies. During fiscal 2001 and 2000, after considering current market conditions for technology companies and specific information regarding those companies in which the Company had an ownership interest, the Company determined that the declines in the market values for these investments were other than temporary and charges to earnings were required.

(2)
During fiscal 2000, the Company sold shares of DCTI common stock, which resulted in a gain on sale of marketable securities. During fiscal 2002 and 2001, the Company recorded non-operating non-cash charges to earnings for other than temporary declines in the market values of its marketable securities. See Notes 6 and 19 to the consolidated financial statements for further details.

(3)
The Company expensed costs of $1.9 million associated with the cancelled initial public offering ("IPO") of its wholly-owned subsidiary, Insession Technologies, Inc. in fiscal 2001.

(4)
During fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $1.2 million. See Note 4 to the consolidated financial statements for further details.

(5)
During fiscal 2002, the Company sold its Regency subsidiary at a gain. See Note 5 to the consolidated financial statements for further details.

        Income Taxes.    The effective tax rate for fiscal 2002 and 2001 was approximately 59.5% and 3.8%, respectively, as compared to a benefit of approximately 14.1% for fiscal 2000. The effective tax rate for fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, foreign tax rate differentials, and gain on sale of subsidiary. The effective tax rate for 2001 was primarily impacted by nondeductible impairment losses on goodwill and valuation allowances provided for unrealized capital loss carryforward and foreign net operating loss carryforwards. The effective tax rate for fiscal 2000 was primarily impacted by non-deductible amortization expense associated with acquisitions and non-recognition of tax benefits for operating losses in certain foreign locations.

        Each year, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of September 30, 2002, the Company has deferred tax assets of $45.4 million (net of $51.0 million valuation allowance) and deferred tax liabilities of $0.3 million. As of September 30, 2001, the Company has deferred tax assets of $59.9 million

(net of $42.9 million valuation allowance) and deferred tax liabilities of $2.2 million. The Company analyzes the recoverability of its net deferred tax assets at each future reporting period. Because unforeseen factors may affect future taxable income, additional increases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

        As of September 30, 2002, the Company's principal sources of liquidity consisted of $87.9 million in cash and cash equivalents. The Company has a $15.0 million line of credit agreement that expires in June 2003. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. Interest on this credit facility accrues at an annual rate equal to either the bank's prime rate or the LIBOR rate plus 2% and is payable monthly. The Company had no line of credit borrowings outstanding on this credit facility as of September 30, 2002. As a result of the restatements of its consolidated financial statements, the Company is not in compliance with the debt covenants as of September 30, 2002 and therefore the facility will not be available for borrowings. The Company has no line of credit borrowings outstanding as of September 30, 2002. Subsequent to the release of this annual report on Form 10-K, the Company intends to initiate discussions with the bank in an effort to reset the debt covenants and other terms and conditions in the line of credit agreement. Although no assurances can be given, the Company believes it will be able to successfully obtain reset covenants, terms and conditions on its line of credit that will put the Company back in compliance, which in turn should make the entire $15.0 million available to the Company for future borrowings.

        The Company's net cash flows provided by operating activities in fiscal 2002 and 2001 were $79.0 million and $12.5 million, respectively. Net cash flows used in operating activities in fiscal 2000 were $39.3 million. The improvement in operating cash flows in fiscal 2002 as compared to fiscal 2001 resulted primarily from improved income from continuing operations, excluding depreciation, amortization, and intangible asset impairments. In fiscal 2001, in an effort to enhance upfront software license fee payments, the Company adopted an initiative to pursue up-front payment options for its software licenses rather than extended payment options. Under the up-front payment option, the licensee pays the license fee at the beginning of the software term whereas under the extended payment option, the licensee pays a portion of the software license fees at the beginning of the software term and the remaining portion over the software license term. The improvement in operating cash flows in fiscal 2001 as compared to fiscal 2000 was primarily due to improved income from continuing operations, excluding depreciation, amortization and intangible asset impairment charges.

        During fiscal 2001, the Company incurred restructuring charges and asset impairment losses totaling $5.9 million, of which $0.5 million was paid in fiscal 2002 and $3.4 million was paid in fiscal 2001.

        The Company's net cash flows provided by investing activities totaled $1.4 million in fiscal 2002, as compared to $5.2 million and $23.6 million used in investing activities in fiscal 2001 and 2000, respectively. Cash provided by investing activities increased by $6.5 million during fiscal 2002 as compared to the same period in fiscal 2001 due to the sale of Regency, offset by increased purchases of property and equipment. The decrease in cash used in investing activities in fiscal 2001 as compared to 2000 is due to a decrease in purchases of property and equipment and additions to marketable securities. In addition, the Company used $7.9 million for acquisitions in fiscal 2000.

        In fiscal 2000, the Company exercised warrants for DCTI Common Stock and acquired an additional 1.0 million shares for $5.2 million. In fiscal 2000, the Company sold 536,500 shares of DCTI Common Stock for $4.0 million, resulting in a gain of $1.2 million.

        The Company's net cash flows used in financing activities was $24.4 million in fiscal 2002, as compared to cash provided by financing activities of $1.4 million and $12.5 million in fiscal 2001 and 2000, respectively. During fiscal 2002, the Company had net payments on its bank line of credit facilities of $12.0 million as compared to net payments of $5.9 million during fiscal 2001. During fiscal 2000, the Company had net borrowings on its bank line of credit facilities of $17.9 million. Also in fiscal 2000, pursuant to a Common Stock repurchase program previously authorized by the Company's Board of Directors, the Company used $21.0 million in cash to repurchase 1,000,300 shares at an average cost of $21.00 per share.

        In the past, an important contributor to the cash management program was the Company's factoring of future receivables, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During fiscal 2002, 2001 and 2000, the Company generated cash flows from the factoring of future receivables of $7.6 million, $19.2 million and $19.9 million, respectively. Payments made to the third-party financial institutions were $21.5 million, $13.3 million and $6.3 million in fiscal 2002, 2001 and 2000, respectively.

        The Company believes that its existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy the Company's projected short and long-term liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

        The Company's contractual obligations and commercial commitments consist of lease obligations and payment streams for factored extended payment term arrangements.

Operating Leases

        The Company leases office space and equipment under operating leases that run through February 2011. Aggregate minimum lease payments under these agreements for the fiscal years ending September 30 are as follows (in thousands):

2003	$10,758
2004	8,642
2005	6,685
2006	4,642
2007	3,963
Thereafter	7,590

Total	$42,280

Debt-Financing Agreements

        The Company has sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions for cash. These proceeds have been recorded as debt, which at September 30, 2002 was $43.3 million. The Company reduces the debt principal as the customers make payments. Amounts due to financial institutions under these financing arrangements in fiscal 2003 are $18.4 million. Amounts due after one year depend on contractual terms and may vary if customers renegotiate term license arrangements and related payment terms.

Recent Accounting Pronouncements

        In June 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company's fiscal year ending September 30, 2003. SFAS No. 143 is not expected to have an impact on the Company's consolidated financial statements.

        In October 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires long-lived assets disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 is effective for the Company's fiscal year ending September 30, 2003. The Company does not anticipate any adjustment to the book value of its long-lived assets as a result of adopting the provisions of SFAS No. 144.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4 which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect this statement will have an impact on its consolidated financial statements.

        In June 2002, the FASB released SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity." SFAS No. 146 addresses involuntary one-time employee termination benefits, costs to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability can be measured at fair value. The Company is required to be in conformity with the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an Amendment of FASB Statement Nos. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147, among other things, removes financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company does not expect this statement will have an impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 is effective for the Company's fiscal year ending September 30, 2003. The adoption of Interpretation No. 45 is not expected to have an impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's fiscal year ending September 30, 2003. The Company does not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, the Company does not expect the measurement provisions of SFAS No. 148 to affect the consolidated financial statements. The Company is currently reviewing SFAS No. 148 to determine the impact of its disclosure requirements.

Forward-Looking Statements

        This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include but are not limited to statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

  •
  The Company is currently in the process of evaluating the claims made in class action lawsuits filed against the Company. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose these lawsuits or if they were not settled on favorable terms, the judgment or settlement would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows.

    The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the lawsuits were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, the Company's consolidated financial condition, results of operations and cash flows could be materially harmed. The Company's certificate of incorporation provides that it will indemnify and advance expenses to its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim.

    The shareholder lawsuits will likely increase the premiums the Company must pay for director and officer liability insurance in the future, and may make this insurance coverage prohibitively expensive or unavailable. Increased premiums for this insurance could materially harm the Company's financial results and cash flows in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult for the Company to retain and attract officers and directors.

  •
  The re-audit of the Company's consolidated financial statements resulted in a restatement of the Company's previously issued financial results for several prior periods. The Company is uncertain whether the class action lawsuits, change in the application of accounting principles and/or the restatement of prior period financial results will have a material adverse effect on the Company's customer, supplier or other business relationships.

  •
  As a result of the Company's restatement of prior consolidated financial statements, it is likely that the Company will be subject to inquiry or investigation by governmental authorities, including the

    Securities and Exchange Commission. The Securities and Exchange Commission has informally contacted the Company about the restatement process, but the Company has not been notified of any formal inquiry or investigation. In the event that the Company is subject to such an inquiry or investigation, the Company will fully cooperate with such inquiry or investigation. There is risk that such an inquiry or investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business.

  •
  New accounting standards, or additional interpretations or guidance regarding existing standards, could be issued in the future, which could lead to unanticipated changes in the Company's current financial accounting policies. These changes could affect the timing of revenue or expense recognition and cause fluctuations in operating results.

  •
  No assurance can be given that operating results will not vary. Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry. The Company's stock price may also become volatile, in part, due to the announced change in the application of certain accounting principles and/or the restatement of prior period financial results.

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

  •
  Prior to its May 2002 merger with HP, Compaq Computer Corporation announced a plan to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. The Company has not determined whether consolidation of the high-end servers, if it occurs as announced, will materially affect the Company's business, financial position or results of operations.

  •
  The Company will continue to derive a substantial portion of its revenues from licensing of software products that operate on HP NonStop Himalaya servers. Any reduction in demand for these servers or in HP's ability to deliver products on a timely basis could have a material adverse effect on the Company's financial condition and results of operations.

  •
  The Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry. Further, banks are continuing to consolidate, decreasing the overall number of potential buyers of the Company's products and services.

        Any or all of the forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many of these factors will be important in determining the Company's actual future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements.

        These cautionary statements and any other cautionary statements that may accompany such forward-looking statements, whether written or oral, expressly qualify all of the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements after the date of this report unless applicable securities laws require it to do so.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company has not entered into, nor does it currently anticipate entering into, any foreign currency hedging transactions.

        At times, the Company is exposed to market risks associated with changes in interest rates. However, the Company currently has no outstanding borrowings on its bank line of credit facilities. The Company does not utilize any derivative financial instruments for purposes of managing its interest rate risk. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The required consolidated financial statements and notes thereto are included in this annual report on Form 10-K and are listed in Part III, Item 15.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Audit Committee of the Company's Board of Directors annually considers and recommends to the Board the selection of its independent public accountants. On May 29, 2002, as recommended by the Company's Audit Committee, the Board of Directors decided to no longer engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged KPMG LLP to serve as its independent public accountants for the fiscal year ending September 30, 2002.

        Arthur Andersen's reports on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company's two most recent fiscal years and through May 29, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable items as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Arthur Andersen with a copy of the foregoing disclosures. Arthur Andersen provided a letter, dated June 5, 2002, stating its agreement with such statements.

        During the two most recent fiscal years and through May 29, 2002, TSA did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to the Company's directors is contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2003 ("the Proxy Statement") and is incorporated herein by reference.

        The information required by this item with respect to the Company's executive officers is set forth in Item 4A, "Executive Officers of the Registrant" in Part I of this annual report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of September 30, 2002, certain information related to the Company's compensation plans under which shares of its Class A Common Stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,750,412	$15.97	906,932
Equity compensation plans not approved by security holders	54,164	$10.84	6,846

Total	5,804,576	$15.92	913,778

        Information regarding the equity compensation plans not approved by security holders is included in Note 15 to the consolidated financial statements. Additional information required by this item is included in the Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES

        Management and KPMG have advised the Company's Audit Committee that during the course of the audit, they noted deficiencies in internal controls relating to:

  •
  revenue recognition procedures;

  •
  formal policies and procedures for significant transactions;

  •
  centralized oversight for international operations;

  •
  timely reconciliation of general ledger accounts; and

  •
  staffing and training of personnel.

        KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in the Company's disclosure controls. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements and to enable the completion of KPMG's audit of its consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        The Company has not yet been able to implement any substantial corrective actions as of the date of this annual report on Form 10-K. The Company intends to implement changes promptly to address these issues, and will consider implementation of the following corrective actions as well as additional procedures:

  1.
  Retention of outside professional advisors to evaluate the Company's existing internal controls and disclosure controls and make suggestions for implementation;

  2.
  Review and revision of revenue recognition policies and contracting management policies and procedures, including more formalized training of finance, sales and other staffs;

  3.
  Retention of additional personnel in finance positions;

  4.
  Enhancement of the internal audit department, including retention of a full-time internal audit manager and support staff;

  5.
  Additional management oversight and detailed reviews of disclosures and reporting; and

  6.
  Use of significant outside resources to supplement its employees in the preparation of the consolidated financial statements and other reports filed or submitted under the Securities Exchange Act of 1934.

        The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of the report:

        (1)  Financial Statements.  The following index lists consolidated financial statements and notes thereto filed as a part of this annual report on Form 10-K:

        (2)    Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

        (3)    Exhibits. The following exhibit index lists exhibits incorporated by reference or filed as a part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Description
2.01 (1)	Combination Agreement, dated as of October 24, 2000, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company, TSA Exchangeco Limited and MessagingDirect Ltd.
2.02 (2)	Plan of Arrangement under Section 186 of the Business Corporations Act (Alberta)
2.03 (3)	Voting and Exchange Trust Agreement, dated as of January 11, 2001, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company, TSA Exchangeco Limited and Wells Fargo Bank Minnesota, National Association
2.04 (4)	Support Agreement, dated as of January 11, 2001, among Transaction Systems Architects, Inc., Transaction Systems Architects Nova Scotia Company and TSA Exchangeco Limited
3.01 (5)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02 (6)	Amended and Restated Bylaws of the Company, and First Amendment thereto
4.01 (7)	Form of Common Stock Certificate
10.01 (8) *	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10.02 (9) *	ACI Holding, Inc. 1994 Stock Option Plan and UK Sub-Plan
10.03 (10) *	ACI Holding, Inc. Employees Stock Purchase Plan
10.04 (11) *	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.05 (12) *	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.06 (13) *	Transaction Systems Architects, Inc. Deferred Compensation Plan
10.07 (14) *	Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
10.08 (15) *	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain employees
10.09 (16)	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
10.10 (17)	Credit Agreement with U.S. Bank National Association
10.11 (18)	Stock Option Agreement between Transaction Systems Architects, Inc. and Gregory J. Duman
10.12 (19) *	Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht
10.13 (20)	First Amendment to Credit Agreement with U.S. Bank National Association
10.14	Agreement and Release of All Claims between William E. Fisher and Transaction Systems Architects, Inc. (filed herewith)
10.15	Promissory Note dated May 1, 2001 of William E. Fisher payable to Transaction Systems Architects, Inc. (filed herewith)
10.16 (21)	Lease respecting facility at 330 South 108th Avenue, Omaha, Nebraska
10.17 (22)	Lease respecting facility at 218 South 108th Avenue, Suite 3, Omaha, Nebraska
10.18 (23)	Lease respecting facility at 230 South 108th Avenue, Suite 3, Omaha, Nebraska
10.19 (24)	Lease respecting facility at 230 South 108th Avenue (North half), Omaha, Nebraska
10.20 (25)	Lease respecting facility at 206 South 108th Avenue, Omaha, Nebraska
10.21 (26)	Lease respecting facility at 182 Clemenceau Avenue, Singapore
10.22 (27)	Leases respecting facility at 55 and 59 Clarendon Road, Watford, United Kingdom
10.23 (28)	Lease respecting facility at 236 South 108th Avenue, Suite 2, Omaha, Nebraska
16.01 (29)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 5, 2002

21.01	Subsidiaries of the Registrant (filed herewith)
23.01	Consent of Independent Public Auditors (filed herewith)
99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)
Incorporated by reference to exhibit 2.12 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2001.

(2)
Incorporated by reference to exhibit 2.13 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2001.

(3)
Incorporated by reference to exhibit 2.14 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2001.

(4)
Incorporated by reference to exhibit 2.15 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2001.

(5)
Incorporated by reference to exhibit 3.01 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(6)
Incorporated by reference to exhibit 3.02 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1999.

(7)
Incorporated by reference to exhibit 4.01 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(8)
Incorporated by reference to exhibit 10.09 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(9)
Incorporated by reference to exhibit 10.01 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(10)
Incorporated by reference to exhibit 10.02 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(11)
Incorporated by reference to exhibit 10.07 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1996.

(12)
Incorporated by reference to exhibit 10.24 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 1997.

(13)
Incorporated by reference to exhibit 4.1 to the registrant's Registration Statement No. 333-67987 on Form S-8.

(14)
Incorporated by reference to exhibit 4.2 to the registrant's Registration Statement No. 333-67987 on Form S-8.

(15)
Incorporated by reference to exhibit 10.32 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1999.

(16)
Incorporated by reference to exhibit 10.33 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2000.

(17)
Incorporated by reference to exhibit 10.35 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2001.

(18)
Incorporated by reference to exhibit 10.1 to the registrant's Registration Statement No. 333-75964 on Form S-8.

(19)
Incorporated by reference to exhibit 10.37 to the registrant's quarterly report on Form 10-Q for the period ended December 31, 2001.

(20)
Incorporated by reference to exhibit 10.38 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2002.

(21)
Incorporated by reference to exhibit 10.17 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(22)
Incorporated by reference to exhibit 10.18 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(23)
Incorporated by reference to exhibit 10.19 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(24)
Incorporated by reference to exhibit 10.20 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(25)
Incorporated by reference to exhibit 10.21 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1995.

(26)
Incorporated by reference to exhibit 10.23 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1995.

(27)
Incorporated by reference to exhibit 10.25 to the registrant's Registration Statement No. 33-94338 on Form S-1.

(28)
Incorporated by reference to exhibit 10.28 to the registrant's Registration Statement No. 33-94338 on Form S-1.

(29)
Incorporated by reference to exhibit 16 to the registrant's current report on Form 8-K filed on June 5, 2002.

*
Denotes exhibit which constitutes a management contract, or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

  •
  The Company filed a current report on Form 8-K on August 14, 2002 announcing the resignation of Gregory J. Duman, Chairman of the Board of Directors, as a director of the Company. In this filing, it was also announced that the Company's recently appointed independent accountants, KPMG LLP, will conduct a re-audit of previously-audited financial statements and that the Company's CEO and CFO would not be making the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, for the quarter ended June 30, 2002, until the completion of the re-audit.

  •
  The Company filed a current report on Form 8-K on August 16, 2002 announcing the receipt of a letter from The Nasdaq Stock Market, Inc. concerning the possible delisting of the Company's common stock.

  •
  The Company filed a current report on Form 8-K on September 17, 2002 announcing the appointment of Harlan F. Seymour as Chairman of its Board of Directors.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company's consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2001, which were audited by other independent auditors who have ceased operations, have been restated.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001.

/s/ KPMG LLP
Omaha, Nebraska January 13, 2003

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2002	2001
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$87,894	$32,004
Marketable securities	3,757	4,765
Billed receivables, net of allowances of $3,613 and $4,180, respectively	35,755	55,690
Accrued receivables	13,132	23,414
Deferred income taxes, net	17,554	10,589
Other	4,560	9,420

Total current assets	162,652	135,882
Property and equipment, net	11,597	14,474
Software, net	5,609	11,778
Goodwill, net	55,947	57,371
Deferred income taxes, net	27,546	47,097
Other	3,168	5,801

Total assets	$266,519	$272,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt — financing agreements	$18,444	$13,104
Line of credit	—	12,000
Accounts payable	7,348	13,633
Accrued employee compensation	7,583	7,194
Accrued liabilities	11,494	18,130
Income taxes payable	7,847	2,013
Deferred revenue	59,598	47,358
Other	872	504

Total current liabilities	113,186	113,936
Debt — financing agreements	24,866	44,135
Deferred revenue	23,860	28,544
Other	1,749	1,818

Total liabilities	163,661	188,433

Commitments and contingencies (Note 17)
Stockholders' equity:
Redeemable Convertible Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 2002 and 2001	—	—
Redeemable Convertible Class B Common Stock and Warrants, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2002 and 2001	—	—
Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 36,887,805 and 36,667,618 shares issued at September 30, 2002 and 2001, respectively	183	183
Class B Common Stock, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2002 and 2001	—	—
Treasury stock, at cost, 1,476,145 shares at September 30, 2002 and 2001	(35,258)	(35,258)
Additional paid-in capital	228,465	227,126
Accumulated deficit	(83,927)	(99,196)
Accumulated other comprehensive loss, net of taxes	(6,605)	(8,885)

Total stockholders' equity	102,858	83,970

Total liabilities and stockholders' equity	$266,519	$272,403

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2002	2001	2000
		(Restated)	(Restated)
Revenues:
Software license fees	$158,453	$161,847	$123,231
Maintenance fees	74,213	67,173	64,583
Services	50,163	66,576	66,914

Total revenues	282,829	295,596	254,728

Expenses:
Cost of software license fees	31,053	43,616	51,505
Cost of maintenance and services	60,641	73,181	77,855
Research and development	35,029	41,240	33,377
Selling and marketing	59,145	74,578	77,005
General and administrative	53,770	58,839	60,302
Goodwill amortization	—	14,793	7,553
Impairment of goodwill	1,524	36,618	—
Impairment of software	—	8,880	—

Total expenses	241,162	351,745	307,597

Operating income (loss)	41,667	(56,149)	(52,869)

Other income (expense):
Interest income	1,667	1,759	2,142
Interest expense	(5,596)	(7,338)	(7,008)
Other	(26)	(15,414)	(533)

Total other income (expense)	(3,955)	(20,993)	(5,399)

Income (loss) before income taxes	37,712	(77,142)	(58,268)
Income tax benefit (provision)	(22,443)	(2,921)	8,209

Net income (loss)	$15,269	$(80,063)	$(50,059)

Earnings (loss) per share information:
Weighted average shares outstanding:
Basic	35,326	34,116	31,744

Diluted	35,572	34,116	31,744

Earnings (loss) per share:
Basic	$0.43	$(2.35)	$(1.58)

Diluted	$0.43	$(2.35)	$(1.58)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
			(Restated)	(Restated)	(Restated)	(Restated)
Balance, September 30, 1999	$163	$(14,250)	$162,491	$30,926	$(5,960)	$173,370
Comprehensive income information:
Net loss	—	—	—	(50,059)	—	(50,059)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(349)	(349)
Change in unrealized investment holding gain (loss)	—	—	—	—	(2,400)	(2,400)

Comprehensive loss						(52,808)
Issuance of Class A Common Stock for purchase of WorkPoint Systems, Inc.	1	—	3,982	—	—	3,983
Issuance of Class A Common Stock for purchase of Hospital Health Plan Corp.	—	—	1	—	—	1
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,883	—	—	1,883
Purchase of 1,000,300 shares of Class A Common Stock pursuant to a stock repurchase program	—	(21,008)	—	—	—	(21,008)
Exercise of stock options	1	—	2,005	—	—	2,006
Tax benefit of stock options exercised	—	—	1,445	—	—	1,445
Stock option compensation	—	—	113	—	—	113

Balance, September 30, 2000	165	(35,258)	171,920	(19,133)	(8,709)	108,985
Comprehensive income information:
Net loss	—	—	—	(80,063)	—	(80,063)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(3,168)	(3,168)
Change in unrealized investment holding gain (loss)	—	—	—	—	2,992	2,992

Comprehensive loss						(80,239)
Issuance of Class A Common Stock for purchase of MessagingDirect, Ltd.	17	—	53,155	—	—	53,172
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	1	—	1,464	—	—	1,465
Exercise of stock options	—	—	374	—	—	374
Tax benefit of stock options exercised	—	—	213	—	—	213

Balance, September 30, 2001	183	(35,258)	227,126	(99,196)	(8,885)	83,970
Comprehensive income information:
Net income	—	—	—	15,269	—	15,269
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	126	126
Change in unrealized investment holding gain (loss)	—	—	—	—	2,154	2,154

Comprehensive income						17,549
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,203	—	—	1,203
Exercise of stock options	—	—	73	—	—	73
Tax benefit of stock options exercised	—	—	63	—	—	63

Balance, September 30, 2002	$183	$(35,258)	$228,465	$(83,927)	$(6,605)	$102,858

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2002	2001	2000
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$15,269	$(80,063)	$(50,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,493	8,002	8,478
Amortization	9,392	32,211	22,629
Gain on sale of business	(8,743)	—	—
Gain on sale of marketable securities	—	—	(1,221)
Non cash and other impairments	8,394	9,469	—
Impairments of goodwill and software	1,524	45,498	—
Changes in operating assets and liabilities:
Billed and accrued receivables, net	28,004	2,241	(10,086)
Other current assets	4,502	1,049	(3,520)
Other assets	(570)	3,862	(3,646)
Accounts payable	(6,227)	(4,257)	8,120
Accrued employee compensation	585	(4,598)	828
Accrued liabilities	(6,273)	(3,604)	(319)
Deferred income taxes	9,433	(4,175)	(28,052)
Income tax liabilities	5,835	1,858	(4,098)
Deferred revenue	11,281	3,905	22,083
Other liabilities	74	1,057	(467)

Net cash provided by (used in) operating activities	78,973	12,455	(39,330)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,812)	(2,595)	(6,574)
Purchases of software and distribution rights	(1,045)	(2,633)	(6,317)
Net proceeds from sale of business	5,429	—	—
Purchases of marketable securities	—	—	(6,737)
Proceeds from sales of marketable securities	237	373	4,011
Acquisitions of businesses, net of cash acquired	—	1,092	(7,959)
Other, net	550	(1,391)	(24)

Net cash provided by (used in) investing activities	1,359	(5,154)	(23,600)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	1,203	1,465	1,883
Proceeds from sale and exercise of stock options	73	374	2,006
Purchases of Class A Common Stock	—	—	(21,008)
Net borrowings (repayments) on lines of credit	(12,000)	(5,925)	17,925
Proceeds from debt financing arrangements	7,600	19,177	19,865
Payments on debt financing arrangements	(21,529)	(13,262)	(6,280)
Other, net	225	(405)	(1,871)

Net cash provided by (used in) financing activities	(24,428)	1,424	12,520

Effect of exchange rate fluctuations on cash	(14)	147	(743)

Net increase (decrease) in cash and cash equivalents	55,890	8,872	(51,153)
Cash and cash equivalents, beginning of period	32,004	23,132	74,285

Cash and cash equivalents, end of period	$87,894	$32,004	$23,132

Supplemental cash flow information:
Income taxes paid	$7,758	$5,826	$24,394
Interest paid	5,675	7,373	6,893

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Business

        Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as "TSA" or the "Company"), develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets.

        The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal 2002, 2001 and 2000, approximately 60%, 59% and 54%, respectively, of the Company's total revenues were derived from licensing the BASE24 family of products and providing related services and maintenance. A substantial majority of the Company's licenses are time-based ("term") licenses.

Consolidated Financial Statements

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As discussed more fully in Note 2, the Company's fiscal 2001 and 2000 financial statements, including the accompanying notes to consolidated financial statements, presented throughout this annual report on Form 10-K, have been restated. Unaudited quarterly financial results for fiscal 2002, 2001 and 2000 have also been restated.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

        Software License Fees.    The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence ("VSOE") of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or "PCS") or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

        When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and the relevant guidance provided by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accounting for services delivered over time under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage of completion computation because it cannot be presumed that those fees are fixed and determinable.

        For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, if all other conditions to revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

        For software license arrangements in which the Company's ability to enforce payment terms depends on customer acceptance provisions, software license fee revenue is recognized upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse.

        For software license arrangements in which VSOE of the fair value of undelivered elements does not exist to allocate the total fee to all elements of the arrangement, revenue is deferred until the earlier of the point at which (1) such sufficient VSOE of the fair value of undelivered elements does exist or (2) all elements of the arrangement have been delivered.

        Gross versus Net.    For software license arrangements in which the Company acts as a sales agent for another company's products, revenues are recorded on a net basis. These include arrangements in which the Company does not take title to the products, is not responsible for providing the product or service, earns a fixed commission, and assumes credit risk only to the extent of its commission. For software license arrangements in which the Company acts as a distributor of another company's product, and in certain circumstances, modifies or enhances the product, revenues are recorded on a gross basis. These include arrangements in which the Company takes title to the products and is responsible for providing the product or service.

        Subscriptions and Usage Fees.    For software license arrangements in which the Company permits the customer to vary their software mix, including the right to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

        Maintenance Fees.    Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where a multi-year time-based software license has a duration of one year or less or the initial PCS term is relatively long (i.e. greater than fifty percent) compared to the term of the software license, the Company recognizes revenue for the entire arrangement ratably over the PCS term as VSOE of fair value cannot be established.

        Services.    Revenues from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed fee basis are recognized using the percentage-of-completion method.

        Non-monetary Transactions.    Non-monetary transactions are accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Non-monetary Transactions," which requires that the transfer or distribution of a non-monetary asset or liability generally be based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident. In those cases where fair value of the assets exchanged is not readily determinable, the exchange is recorded at the historical cost of the asset surrendered.

        Accrued Receivables.    Accrued receivables represent amounts to be billed in the near future (less than 12 months).

        Deferred Revenue.    Deferred revenue represents (1) payments received from customers for software licenses, maintenance and/or services in advance of providing the product or performing services, (2) amounts deferred whereby VSOE does not exist, or (3) amounts deferred if other conditions to revenue recognition have not been met.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

        The Company accounts for its investments in marketable equity securities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized.

        Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company continually monitors its investment holdings for evidence of impairment by evaluating, among other factors, the length of time and extent to which the fair value is less than cost, the financial condition of the business and its expected cash flows, anticipated changes in technology, and other industry and market trends. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established.

Concentrations of Credit Risk

        In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in the Company's receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors and networks is mitigated by the Company's credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable. The following is activity in the Company's allowance for uncollectible accounts receivable for the fiscal years ending September 30 (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Balance, beginning of period	$4,180	$6,253	$5,536
Provision charged to general and administrative expense	2,346	3,164	708
Amounts written off, net of recoveries	(2,913)	(5,237)	9

Balance, end of period	$3,613	$4,180	$6,253

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Assets under capital leases are amortized over the shorter of the asset life or the lease term.

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted effective October 1, 2001, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. Prior to fiscal 2002, goodwill was amortized using the straight-line method over estimated useful lives of five to ten years. Other intangible assets are amortized over estimated useful lives of three to ten years.

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Prior to the adoption of SFAS No. 142 on October 1, 2001, goodwill was also subject to similar impairment testing requirements under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." An impairment loss is recorded if the sum of the future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment charge is measured based upon the fair value of the asset.

Software

        Software consists of internally-developed software and purchased software. In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. The Company determines technological feasibility when it has a detailed program design of a computer software product that takes product function, feature, and technical requirements to their most detailed, logical form and is ready for coding. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition ("acquired software") and costs of computer software obtained for internal use that were capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("internal-use software").

        Amortization of internally-developed software costs to be sold or marketed begins when the products are available for licensing to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over three years. Due to competitive pressures, it may be possible that the estimates of anticipated gross revenue or remaining estimated economic life of the software products will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of acquired and internal-use software is generally computed using the straight-line method over its estimated useful life of three years.

Debt - Financing Agreements

        The Company periodically sells rights to future payment streams under software license arrangements with extended payment terms. In accordance with the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") 88-18, "Sales of Future Revenues," the Company records the proceeds received from these arrangements as debt and reduces the debt principal as payments are made. Interest on the debt accrues monthly and is computed using the effective interest method.

Stock-Based Compensation Plans

        The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

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

Income Taxes

        The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

        In October 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires long-lived assets disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 is effective for the Company's fiscal year ending September 30, 2003. The Company does not anticipate any adjustment to the book value of its long-lived assets as a result of adopting the provisions of SFAS No. 144.

        In June 2002, the FASB released SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity." SFAS No. 146 addresses involuntary one-time employee termination benefits, costs to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred and can be measured at fair value. The Company is required to be in conformity with the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

2.    Restatements of Consolidated Financial Results

        On August 14, 2002, the Company announced that it was reviewing the accounting treatment for several transactions involving one of the Company's customers that originated in prior fiscal years. After the initial review of these transactions, the Company determined a restatement of previously issued financial results was required as a result of these transactions.

        In the course of the Company's review of its fiscal 2001 and 2000 consolidated financial statements, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. These accounting adjustments, except as described in Note 19, are in addition to the transactions initially identified and considered at the time of the August 14, 2002 announcement.

        The following is a description of the restatement adjustment categories. The dollar effect of adjustments within each category for each fiscal period is described below under the heading Presentation of Restated Consolidated Financial Information.

Revenue Recognition

        Fixed or Determinable.    In fiscal 1999, the Company adopted SOP 97-2, which requires that a software vendor's fee be fixed or determinable before it can recognize the license fee revenue upon shipment of the software. SOP 97-2 states that if payment of a significant portion of the software license fee is not due until after expiration of the license or more than twelve months after delivery, the license fee should be presumed not to be fixed or determinable. However, SOP 97-2 provides that the software vendor can overcome the presumption that the software license fees are not fixed or determinable if the vendor has a standard business practice of using long-term or installment contracts and has a history of successfully collecting the software license fees under the original payment terms of the software license arrangement without making concessions.

        Previously, the Company concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make license payments that extend beyond twelve months, the fixed or determinable presumption had been overcome and software license fee revenue should be recognized upon delivery of the software, assuming that all other revenue recognition criteria had been met. Software license fee revenues recognized under these arrangements were referred to in the Company's previous filings with the SEC as "Recognized-Up-Front MLFs ("RUFs")." Software license fee revenues previously recognized as RUFs totaled approximately $21.3 million and $30.3 million for fiscal 2001 and 2000, respectively.

        Subsequently, it was determined that upon adoption of SOP 97-2, the Company lacked a history of successfully collecting software license fees under the original terms of the software license arrangement without making concessions, which would have enabled it to recognize software license fee revenue upon delivery of the software products. In addition, certain contracts previously accounted for under the RUF policy contained cancellation clauses and MLFs that vary with customer usage (i.e., usage-based fees). Therefore, license fees for these arrangements were also not fixed and determinable at the outset of the arrangement. As a result, the Company's consolidated financial statements have been restated to recognize revenues under software license arrangements with extended payment terms over the term of the underlying license arrangements, as payments become due and payable rather than up-front (or ratably for subscription arrangements).

        Under the Company's previous accounting, the license fee revenue recognized-up-front was generally the net present value of the monthly license fee ("MLF") payments. The difference between the payments to be received from the customer and the amount of license fee revenue recognized was accounted for as interest income using the effective interest rate method. The revised treatment for these arrangements has resulted in a reduction in interest income for the amounts previously recorded under these arrangements. In addition, the Company previously sold the MLF payment stream for certain of these previously recognized software license arrangements. The previous treatment resulted in the de-recognition of the transferred asset accounts receivable following the sale of the MLF receivable. The revised treatment for these arrangements has resulted in the recording of periodic interest expense for the difference between the proceeds received under the factoring arrangements and the license fee revenues recognized under the arrangements. Due to the Company's continuing involvement in the maintenance services, the cash proceeds have been recorded as debt - financing agreements.

        VSOE.    The Company's software license arrangements typically include the licensing of software and providing of PCS. The bundled software license arrangements generally have a separate stated term for each of the software license and the PCS. The software license term generally ranges from 12 to 60 months, although some arrangements have a software license term extending beyond 60 months.

The PCS term is generally 12 to 24 months, although certain of these arrangements have a PCS term that is the same as the software license term.

        SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company's products, VSOE of the fair value of PCS is determined by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company's normal pricing practices. In arrangements where a one-year term license is bundled with PCS or the initial PCS term is relatively long (i.e., greater than 50%) compared to the license term, the Company has determined that it does not have VSOE of the PCS element from renewal terms, and license fee and PCS revenues have been restated and recognized ratably over the PCS period.

        Customer Acceptance.    Certain of the Company's software arrangements (primarily those in the Asia/Pacific region) include payment terms that are enforceable only upon the passage of time or customer acceptance. Historically, for most of the software license arrangements that contain customer acceptance provisions, the Company recognized software license fee revenue upon delivery of the software products, assuming that all other revenue recognition criteria had been met. The Company's consolidated financial statements have been restated to recognize revenues under software license arrangements with customer acceptance provisions upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse. For those software license arrangements in which acceptance did not ultimately occur, this restated treatment resulted in a reduction in previously recognized revenues.

        Collectibility.    It has been determined that certain software license revenue was recognized for which collection was not reasonably assured. The Company's consolidated financial statements have been restated to recognize revenue from these arrangements as cash was received. For those software license arrangements in which collectibility was not probable at the onset of the arrangement and for which the Company received no cash or only a portion of the fees, this restated treatment resulted in a reduction of previously recognized revenues and bad debts expense.

        Contract Accounting.    SOP 97-2 requires that an arrangement to deliver software that requires significant production, modification, or customization of software should be accounted for in accordance with ARB No. 45 and the relevant guidance provided by SOP 81-1. This guidance is often referred to as contract accounting. The Company has certain software license arrangements, which are subject to contract accounting. Although payment terms are generally spread out over time in contract accounting, the concepts and risks of extended payment terms also apply to arrangements accounted for under contract accounting. The Company has determined that certain of its contract accounting arrangements contain extended payment terms and therefore the associated fees are not considered fixed and determinable. In addition, the Company previously recognized revenue up-front on certain contracts that required significant production, modification, or customization. The Company's consolidated financial statements have been restated to (1) revise the estimated total revenue under the contract which was used in the current percentage complete computations to exclude amounts due under extended payment terms, and (2) recognize revenue based on percentage completion estimated for those contracts in which revenue was previously recorded when the software was delivered even though significant customization of the delivered software was required.

        Subscription Accounting.    The Company has certain software license arrangements in which the customer has the ability to receive additional unspecified products over a limited period. Previously the Company recognized software license fee revenue upon delivery of the initial products specified in the software license arrangement. SOP 97-2 states that the software license revenue under these arrangements should be recognized ratably over the term of the arrangement, beginning with the delivery of the first product. One of the software license arrangements identified is Digital Courier Technologies, Inc. ("DCTI") (see further discussion of DCTI transactions in Note 19). The Company's consolidated financial statements have been restated to recognize revenue from these arrangements ratably over the term of the arrangement.

        Multiple-Element Arrangements.    The Company has certain multiple-product arrangements of which only a portion of the software products are delivered to the customer. Previously, the Company recognized license fee revenue for the portion of the total fee that related to the delivered products as determined by stated contract values. SOP 97-2, as amended by SOP 98-9, states that for arrangements that involve multiple elements either (1) the entire fee from the arrangement must be allocated to each of the individual elements, based on each element's VSOE of fair value, or (2) VSOE of the fair value must be established for the undelivered elements with the entire discount allocated to the delivered elements. In addition, the Company occasionally enters into more than one contract with a single customer within a short period of time. Certain of these arrangements are so closely related that they are, in substance, parts of a single arrangement. If VSOE of fair value does not exist, all revenue from the arrangement must be deferred until the earlier of when (1) such evidence does exist for each element, (2) all the elements have been delivered, or (3) the evidence of fair value exists for the undelivered elements. For certain software license arrangements in which only a portion of the products are delivered, it has been determined that VSOE of fair value for the undelivered products does not exist. The Company's consolidated financial statements have been restated for these arrangements to defer recognition of revenue for the entire arrangement until all the products in the arrangement have been delivered or at such time that it has been determined that the additional products will not be delivered, as evidenced by customer acknowledgement of credits due, if any.

        Delivery/Term Commencement.    The Company has identified certain arrangements in which delivery of the software products and/or commencement of the license term had not occurred prior to revenue being recognized. The Company has restated its consolidated financial statements for these arrangements to recognize revenue upon delivery to the customer and commencement of the license term.

        Gross versus Net, Distributor Arrangements.    The Company has inconsistently classified revenues generated from arrangements in which it has acted as a sales agent for another company's product. The Company has restated its revenues related to arrangements previously reported gross. This has resulted in the reduction of previously reported costs of software licenses in which the Company does not take title to the products, is not responsible for providing the product or service, earns a fixed commission, and assumes credit risk only to the extent of its commissions.

Operating Expenses and Other

        Purchase Accounting.    The Company has adjusted the purchase accounting for the acquisitions of Insession Inc., SDM International, Inc. ("SDM") and MessagingDirect Ltd. ("MDL"), which were made in fiscal 2001, 2000 and 1999, respectively. The adjustments relate to the determination of the fair market value of the TSA Class A Common Stock issued to the shareholders of SDM and MDL and the determination of the fair value of deferred revenue of Insession, Inc. These adjustments resulted in a net increase to the amount of purchase price allocated to goodwill. The Company based the valuation of the SDM and MDL acquisitions on the fair market value of the TSA Class A Common Stock given as consideration for the acquisitions. The acquisition of SDM was valued based upon the Company's stock price on the third day subsequent to the announcement of the transaction. The acquisition of MDL was valued based on an average of the Company's stock price for one day prior to and four days after the announcement of the transaction. The Company has re-measured the purchase price of each acquisition based on the average closing sale price of a share of TSA Class A Common Stock using a period beginning two days before and ending two days after the date of the announcement. Additionally, deferred revenue of Insession Inc. has been reduced to fair value resulting in a reduction in previously recorded goodwill and previously recorded revenues.

        In addition, SFAS No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax liabilities for the tax consequences of differences between the assigned values of identifiable intangible assets acquired in a business combination and the tax basis of such assets. Previously, the Company did not record the deferred tax liability for certain identifiable intangible assets acquired in the Insession Inc. and MDL transactions. The Company's consolidated financial statements have been restated to recognize the deferred tax liabilities for these identifiable intangible assets. This treatment results in an increase in the allocation of purchase price to goodwill for these transactions.

        These purchase accounting adjustments resulted in increases to goodwill, goodwill amortization expense for all periods prior to the adoption of SFAS No. 142 on October 1, 2001, and the subsequent impairment losses recorded for those acquisitions.

        Capitalized Software.    Regency Systems, Inc. ("Regency"), a wholly-owned subsidiary of the Company until February 2002, previously capitalized costs associated with the development of its Internet banking product. Regency began amortizing the capitalized software in the second quarter of fiscal 2001. Subsequent to the Internet banking product being made generally available for sale, Regency continued to capitalize software development costs that should have been expensed. Therefore, previously capitalized software development costs have been charged to research and development costs, and software amortization expense has been reversed. In addition, the Company was previously capitalizing costs associated with the development of the IntraNet CO-ach software product. It has been determined that these software costs should not have been capitalized as the underlying product was also part of an on-going international customer project under which the Company was recognizing revenue using percentage-of-completion contract accounting. Therefore, previously capitalized software development costs have been reclassified to cost of software license fees.

        Bad Debts.    The allowance for doubtful accounts and bad debts expense has been reduced for the various revisions the Company has made to its revenue recognition policies (described above). The changes to revenue recognition have generally resulted in the deferral or elimination of previously recognized revenue and accounts receivable. The Company has restated its allowance for doubtful accounts and bad debts expense to take into account changes to revenue recognition for those accounts for which revenue was previously recognized and subsequently written off as bad debts expense.

        Accrued Liabilities.    Certain accounting differences were discovered with respect to the recorded amount of accrued liabilities when compared to amounts actually paid out related to these accrued liabilities, resulting in a reduction in accrued liabilities in fiscal 2002 and 2001, and an increase in accrued liabilities in fiscal 2000 and 1999. Such differences included adjustments for commission liabilities, variable compensation and other accrued expenses.

        Facilities Management Set-up Costs.    In fiscal 1999, the Company capitalized set-up costs associated with a facilities management arrangement. These set-up costs were being amortized over the three-year term of the arrangement although the Company had previously recognized up-front fees related to initial installation. In the third quarter of fiscal 2002, the Company wrote-off the unamortized balance of the previously capitalized set-up costs. It was subsequently determined that these costs should have been expensed as incurred in the absence of deferral of the installation revenues. Therefore, previously capitalized set-up costs have been reclassified to operating expenses, and amortization expense has been reduced. In addition, the previously recorded write-off of the unamortized balance has been reversed.

        Distributor Commissions.    Certain of the revenue adjustments described previously resulted in changes to the amount of royalty expense owed to the owners of third-party products.

        Corporate Restructuring.    As described in Note 3, the Company has determined that certain previously recognized restructuring liabilities associated with the Company's fiscal 2001 restructuring plan did not meet the requirements for liability recognition at the commitment date. In certain cases, the original plan of workforce reductions was not in sufficient detail to ensure that significant changes to the plan were unlikely before completion and, in other cases, the requirements for notifying employees of the workforce reductions did not occur. The liabilities for restructuring activities also included other human resource, bad debt, warranty and operating expenses that either benefited future periods or were unrelated to exit activities in the restructuring plan. As a result, the Company has restated the consolidated financial statements to reduce the fiscal 2001 restructuring charge. Costs unrelated to exit activities under the restructuring plan have been reclassified to recognize the expense as incurred and classified separately from restructuring charges.

        The Company also determined that certain previously recognized impairment losses and other charges were unrelated to restructuring and exit plans. Those entries included corrections of previous purchase price allocations for an acquisition, unrecoverable software development costs, and impairments of notes receivable and equity investments. As a result, the Company has reclassified the previously reported impairment losses for items unrelated to exit activities and, where appropriate, corrected the measurement and timing of loss recognition.

        Goodwill Impairment.    Effective October 1, 2001, the Company adopted SFAS No. 142 and hired an independent consultant to perform valuations of the Company's reporting units that contain goodwill. Based on that analysis, an impairment loss was previously recognized as a cumulative effect of accounting change during the first quarter of fiscal 2002.

        The Company had previously concluded that no impairment loss was required at September 30, 2001 because the undiscounted cash flows from MDL over a 15-year period would be sufficient to recover the carrying value of goodwill. The Company has revised its goodwill analysis under APB Opinion No. 17, "Intangible Assets," and SFAS No. 121 to only consider undiscounted cash flows during the estimated useful life of the asset. Fiscal 2001 consolidated financial statements were restated to include an impairment charge based on the current estimated fair value of MDL.

        In addition, the Company has reclassified a portion of the non-recurring charge related to the transfer of HHPC to the minority shareholder as impairment of goodwill. This charge was previously recorded as a non-operating expense.

        Software Impairment.    In connection with the restatement, the Company performed an analysis of the carrying value of the MDL software as of September 30, 2001. From this analysis, it was determined recovery of the MDL software was impaired. Consequently, the MDL software was written off to impairment of long-lived assets in the fourth quarter of fiscal 2001.

        Interest Income and Interest Expense.    As discussed above under the heading Fixed or Determinable, certain revenue recognition restatements also resulted in restatements of interest income and interest expense. Proceeds from the factoring of extended payment term license arrangements have been recorded as debt, whereas the Company's previous accounting had resulted in the derecognition of unbilled receivables. Interest income has been reduced as a result of adjustments related to RUF accounting (described above). Interest expense has been increased as a result of the amortization of discounts on proceeds from factored license arrangements classified as debt.

        Investments.    The Company has licensed its products to certain customers immediately prior to, contemporaneously with, or immediately after it had made an investment in those customers. It was subsequently determined that fair value of the underlying equity investments could not be readily determined. Therefore, these transactions should have been accounted for as non-monetary exchanges in accordance with APB Opinion No. 29. Under APB Opinion No. 29, the exchange of assets when fair value cannot be readily determined is recorded at the historical cost of the asset surrendered. In addition, in certain circumstances it was not clear that the investee/customer could satisfy the cash requirements of the license arrangement absent the cash investment. As a result, the carrying value of certain investments was reduced by the amount of license revenue recognized prior to October 1, 1999 in the restatement of the Company's consolidated financial statements. This restated treatment has resulted in a reduction in previously recognized revenues and, in certain cases reduced previously reported impairment losses for other than temporary declines in the related investments.

        In addition, the Company made investments in publicly-traded companies. Previously the Company recorded charges to earnings for the other than temporary declines in market values for these investments. The Company revised the amount of charges to earnings for these other than temporary declines of these investments to adjust the carrying value of the securities to quoted market value on the date of impairment.

        Foreign Currency.    As a result of the adjustments, the computed amount of transaction gains and losses has changed.

        Regency Gain.    Certain of the adjustments previously described resulted in a decrease in the net book value of Regency. These adjustments consist of a reduction in capitalized software costs, a reduction in recognized revenues and a reduction in the allowance for doubtful accounts. As a result of these adjustments, the gain on sale of subsidiary, as discussed in Note 5 to the consolidated financial statements, has increased.

Income taxes

        The tax provision for all periods presented was adjusted for (1) the impact of adjustments described above, (2) a previously recognized tax benefit for the MDL impairment loss which was a permanent difference for accounting purposes, and (3) adjustments to previously reported current income tax expense for the effects of changes in accrued tax reserves for tax exposure items.

Presentation of Restated Consolidated Financial Information

        The following table sets forth selected consolidated balance sheet data for the Company, showing previously reported and restated amounts, at September 30, 2001 (amounts in thousands):

As of September 30, 2001	As Previously Reported	Restated
Current assets:
Cash and cash equivalents	$32,252	$32,004
Marketable securities	2,650	4,765
Billed receivables, net	50,277	55,690
Accrued receivables	50,932	23,414
Prepaid income taxes	1,911	—
Deferred income taxes, net	8,700	10,589
Other	10,990	9,420

Total current assets	157,712	135,882
Property and equipment, net	14,580	14,474
Software, net	27,954	11,778
Goodwill, net	82,327	57,371
Deferred income taxes, net	13,627	47,097
Other	31,253	5,801

Total assets	$327,453	$272,403

Current liabilities:
Current portion of debt — financing agreements	$—	$13,104
Line of credit	12,000	12,000
Accounts payable	13,542	13,633
Accrued employee compensation	9,030	7,194
Accrued liabilities	23,369	18,130
Income taxes payable	—	2,013
Deferred revenue	35,857	47,358
Other	559	504

Total current liabilities	94,357	113,936
Long-term debt — financing agreements	—	44,135
Long-term deferred revenue	12,610	28,544
Other	1,818	1,818

Total liabilities	108,785	188,433

Stockholders' equity:
Class A Common Stock	184	183
Treasury stock	(35,258)	(35,258)
Additional paid-in capital	222,501	227,126
Accumulated deficit	42,016	(99,196)
Accumulated other comprehensive loss	(10,775)	(8,885)

Total stockholders' equity	218,668	83,970

Total liabilities and stockholders' equity	$327,453	$272,403

Presentation of Restated Consolidated Financial Information

        The following table sets forth selected consolidated financial data for the Company, showing previously reported annual amounts, restatement adjustments and restated amounts, for fiscal 2001 and 2000 (amounts in thousands except per share amounts):

	Year Ended September 30,
	2001	2000
Statements of Operations Data:
Total revenues, as previously reported	$299,801	$303,565
Fixed or determinable	10,457	(16,937)
VSOE	(8,821)	(14,701)
Customer acceptance	(197)	(2,190)
Collectibility	(1,417)	(6,767)
Contract accounting	(1,473)	(337)
Subscription accounting	1,321	(3,836)
Multiple-element arrangements	(1,268)	(1,047)
Delivery/term commencement	70	98
Gross versus net distributor arrangements	(661)	—
Other	(2,216)	(3,120)

Revenue adjustments	(4,205)	(48,837)

Total revenues, restated	295,596	254,728

Total operating expenses, as previously reported	324,698	301,823
Purchase accounting	2,853	546
Capitalized software	1,126	6,296
Bad debts	(10,738)	(2,872)
Accrued liabilities	(9,077)	2,752
Facilities management set-up costs	(1,156)	(233)
Distributor commissions	853	(1,238)
Corporate restructuring	(1,168)	—
Software impairment	8,880	—
Goodwill impairment	36,618	—
Gross versus net, distributor arrangements	(661)	—
Other	(483)	523

Operating expense adjustments	27,047	5,774

Total operating expenses, restated	351,745	307,597

Operating income (loss), as previously reported	(24,897)	1,742
Revenue adjustments	(4,205)	(48,837)
Operating expense adjustments	(27,047)	(5,774)

Operating income (loss), restated	(56,149)	(52,869)

Total other income (expense), as previously reported	(19,914)	1,851
Interest income	(2,637)	(1,337)
Interest expense	(5,335)	(4,805)
Goodwill impairment	6,252	—
Investments	1,035	(363)
Foreign currency	(305)	23
Regency gain	—	—
Other	(89)	(768)

Total other income (expense) adjustments	(1,079)	(7,250)
Total other income (expense), restated	(20,993)	(5,399)

Income (loss) before income taxes, as previously reported	(44,811)	3,593

Income (loss) before income taxes, restated	(77,142)	(58,268)

Income tax benefit (provision), as previously reported	1,794	(1,482)

Income tax benefit (provision), restated	(2,921)	8,209

Net income (loss), as previously reported	(43,017)	2,111

Net income (loss), restated	(80,063)	(50,059)

Earnings per share:
Basic, as previously reported	(1.26)	0.07

Basic, restated	(2.35)	(1.58)

Diluted, as previously reported	(1.26)	0.07

Diluted, restated	(2.35)	(1.58)

Presentation of Restated Consolidated Financial Information

        The following table sets forth selected unaudited consolidated financial data for the Company, showing previously reported quarterly amounts, restatement adjustments and restated amounts, for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000 (amounts in thousands except per share amounts):

	Quarter Ended
	June 30, 2002	March 31, 2002	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations Data:
Total revenues, as previously reported	$64,976	$65,673	$65,310
Fixed or determinable	3,174	7,017	6,343
VSOE	(461)	(1,490)	648
Customer acceptance	193	(44)	(272)
Collectibility	(21)	842	(341)
Contract accounting	1,070	(433)	65
Subscription accounting	531	449	531
Multiple-element arrangements	(346)	(329)	520
Delivery/term commencement	17	56	(278)
Gross versus net distributor arrangements	(280)	(359)	(265)
Other	88	(628)	490

Revenue adjustments	3,965	5,081	7,441

Total revenues, restated	68,941	70,754	72,751

Total operating expenses, as previously reported	61,833	63,971	66,071
Purchase accounting	1	1	(42)
Capitalized software	17	90	(108)
Bad debts	(3,838)	(137)	(1,287)
Accrued liabilities	743	(1,393)	(2,045)
Facilities management set-up costs	(823)	(152)	(266)
Distributor commissions	178	(125)	(172)
Corporate restructuring	52	263	93
Software impairment	(946)	(930)	(940)
Goodwill impairment	—	—	—
Gross versus net, distributor arrangements	(280)	(359)	(265)
Other	(551)	(191)	(67)

Operating expense adjustments	(5,447)	(2,933)	(5,099)

Total operating expenses, restated	56,386	61,038	60,972

Operating income (loss), as previously reported	3,143	1,702	(761)
Revenue adjustments	3,965	5,081	7,441
Operating expense adjustments	5,447	2,933	5,099

Operating income (loss), restated	12,555	9,716	11,779

Total other income (expense), as previously reported	974	5,068	(3,086)
Interest income	(360)	(572)	(848)
Interest expense	(1,198)	(1,271)	(1,381)
Investments	1,098	(475)	(172)
Foreign currency	(829)	(25)	(29)
Regency gain	—	4,142	—
Other	(170)	87	(263)

Total other income (expense) adjustments	(1,459)	1,886	(2,693)

Total other income (expense), restated	(485)	6,954	(5,779)

Income (loss) before income taxes, as previously reported	4,117	6,770	(3,847)

Income (loss) before income taxes, restated	12,070	16,670	6,000

Income tax benefit (provision), as previously reported	(2,848)	(2,220)	1,047

Income tax benefit (provision), restated	(7,066)	(9,879)	(3,583)

Net income (loss), as previously reported	1,269	4,550	(28,504)

Net income (loss), restated	5,004	6,791	2,417

Earnings per share:
Basic, as previously reported	0.04	0.13	(0.81)

Basic, restated	0.14	0.19	0.07

Diluted, as previously reported	0.04	0.13	(0.81)

Diluted, restated	0.14	0.19	0.07

	Quarter Ended
	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations Data:
Total revenues, as previously reported	$75,002	$73,671	$76,492	$74,636
Fixed or determinable	6,855	(3,231)	9,012	(2,179)
VSOE	(984)	(1,203)	(6,278)	(356)
Customer acceptance	552	326	(671)	(404)
Collectibility	(467)	(185)	109	(874)
Contract accounting	173	(1,090)	(903)	347
Subscription accounting	531	411	205	174
Multiple-element arrangements	(837)	(405)	(691)	665
Delivery/term commencement	45	389	691	(1,055)
Gross versus net distributor arrangements	(661)	—	—	—
Other	(1,369)	(778)	190	(259)

Revenue adjustments	3,838	(5,766)	1,664	(3,941)

Total revenues, restated	78,840	67,905	78,156	70,695

Total operating expenses, as previously reported	75,285	93,177	77,676	78,560
Purchase accounting	888	842	703	420
Capitalized software	(28)	(182)	81	1,255
Bad debts	(3,774)	(5,949)	(431)	(584)
Accrued liabilities	(2,718)	(2,174)	250	(4,435)
Facilities management set-up costs	(205)	(291)	(174)	(486)
Distributor commissions	676	324	19	(166)
Corporate restructuring	112	(1,280)	—	—
Software impairment	8,880	—	—	—
Goodwill impairment	30,366	6,252	—	—
Gross versus net, distributor arrangements	(661)	—	—	—
Other	1,104	(737)	(197)	(653)

Operating expense adjustments	34,640	(3,195)	251	(4,649)

Total operating expenses, restated	109,925	89,982	77,927	73,911

Operating income (loss), as previously reported	(283)	(19,506)	(1,184)	(3,924)
Revenue adjustments	3,838	(5,766)	1,664	(3,941)
Operating expense adjustments	(34,640)	3,195	(251)	4,649

Operating income (loss), restated	(31,085)	(22,077)	229	(3,216)

Total other income (expense), as previously reported	1,884	(6,944)	(1,021)	(13,833)
Interest income	(767)	(1,383)	(143)	(344)
Interest expense	(1,374)	(1,335)	(1,317)	(1,309)
Goodwill impairment	—	6,252	—	—
Investments	617	(618)	(437)	1,473
Foreign currency	(280)	(132)	531	(424)
Regency gain	—	—	—	—
Other	399	9	(368)	(129)

Total other income (expense) adjustments	(1,405)	2,793	(1,734)	(733)

Total other income (expense), restated	479	(4,151)	(2,755)	(14,566)

Income (loss) before income taxes, as previously reported	1,601	(26,450)	(2,205)	(17,757)

Income (loss) before income taxes, restated	(30,606)	(26,228)	(2,526)	(17,782)

Income tax benefit (provision), as previously reported	(5,147)	4,935	(1,399)	3,405

Income tax benefit (provision), restated	(1,372)	(881)	(44)	(624)

Net income (loss), as previously reported	(3,546)	(21,515)	(3,604)	(14,352)

Net income (loss), restated	(31,978)	(27,109)	(2,570)	(18,406)

Earnings per share:
Basic, as previously reported	(0.10)	(0.61)	(0.10)	(0.45)

Basic, restated	(0.91)	(0.77)	(0.07)	(0.58)

Diluted, as previously reported	(0.10)	(0.61)	(0.10)	(0.45)

Diluted, restated	(0.91)	(0.77)	(0.07)	(0.58)

	Quarter Ended
	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations Data:
Total revenues, as previously reported	$82,157	$78,902	$75,389	$67,117
Fixed or determinable	(9,787)	(6,230)	885	(1,805)
VSOE	(2,579)	(6,013)	(3,395)	(2,714)
Customer acceptance	(576)	(1,157)	(417)	(40)
Collectibility	(3,658)	(903)	(1,235)	(971)
Contract accounting	(266)	180	(662)	411
Subscription accounting	393	183	(4,028)	(384)
Multiple-element arrangements	(54)	(54)	(694)	(245)
Delivery/term commencement	45	842	(785)	(4)
Gross versus net distributor arrangements	—	—	—	—
Other	(321)	(906)	(1,187)	(706)

Revenue adjustments	(16,803)	(14,058)	(11,518)	(6,458)

Total revenues, restated	65,354	64,844	63,871	60,659

Total operating expenses, as previously reported	80,948	76,985	73,437	70,453
Purchase accounting	267	267	267	(255)
Capitalized software	1,523	1,946	1,916	911
Bad debts	(2,819)	(132)	77	2
Accrued liabilities	618	1,927	1,371	(1,164)
Facilities management set-up costs	(120)	8	(151)	30
Distributor commissions	(549)	(126)	(231)	(332)
Corporate restructuring	—	—	—	—
Software impairment	—	—	—	—
Goodwill impairment	—	—	—	—
Gross versus net, distributor arrangements	—	—	—	—
Other	(189)	206	(171)	677

Operating expense adjustments	(1,269)	4,096	3,078	(131)

Total operating expenses, restated	79,679	81,081	76,515	70,322

Operating income (loss), as previously reported	1,209	1,917	1,952	(3,336)
Revenue adjustments	(16,803)	(14,058)	(11,518)	(6,458)
Operating expense adjustments	1,269	(4,096)	(3,078)	131

Operating income (loss), restated	(14,325)	(16,237)	(12,644)	(9,663)

Total other income (expense), as previously reported	448	(258)	594	1,067
Interest income	(369)	(467)	(270)	(231)
Interest expense	(1,379)	(1,268)	(1,155)	(1,003)
Investments	350	185	(847)	(51)
Foreign currency	194	22	90	(283)
Regency gain	—	—	—	—
Other	(239)	(583)	82	(28)

Total other income (expense) adjustments	(1,443)	(2,111)	(2,100)	(1,596)

Total other income (expense), restated	(995)	(2,369)	(1,506)	(529)

Income (loss) before income taxes, as previously reported	1,657	1,659	2,546	(2,269)

Income (loss) before income taxes, restated	(15,320)	(18,606)	(14,150)	(10,192)

Income tax benefit (provision), as previously reported	(729)	(644)	(995)	886

Income tax benefit (provision), restated	2,162	2,533	1,965	1,549

Net income (loss), as previously reported	928	1,015	1,551	(1,383)

Net income (loss), restated	(13,158)	(16,073)	(12,185)	(8,643)

Earnings per share:
Basic, as previously reported	0.03	0.03	0.05	(0.04)

Basic, restated	(0.42)	(0.51)	(0.38)	(0.27)

Diluted, as previously reported	0.03	0.03	0.05	(0.04)

Diluted, restated	(0.42)	(0.51)	(0.38)	(0.27)

3. Corporate Restructuring Charges and Asset Impairment Losses

        During fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices. These actions resulted in restructuring charges and asset impairment losses of $5.2 million (restated) and $0.7 million (restated), respectively, which is reflected in operating expenses in the accompanying fiscal 2001 statement of operations. The allocation of these charges is as follows: $0.2 million in cost of maintenance and services, $0.3 million in research and development, $0.2 million selling and marketing, and $5.2 million in general and administrative.

        The following table summarizes the liability recognition related to the restructuring charges and subsequent activity related to these exit activities:

	Termination Benefits	Lease Obligations	Total
	(Restated)	(Restated)	(Restated)
Fiscal 2001 restructuring charges	$3,477	$1,768	$5,245
Forgiveness of former executive officer's note	(2,050)	—	(2,050)
Amounts paid during fiscal 2001	(1,397)	(177)	(1,574)
Other adjustments to previously recognized liabilities	—	(115)	(115)

Balance, September 30, 2001	30	1,476	1,506
Amounts paid during fiscal 2002	(30)	(361)	(391)
Other adjustments to previously recognized liabilities	—	(68)	(68)

Balance, September 30, 2002	$—	$1,047	$1,047

        The Company also recorded asset impairment charges of $0.7 million (restated) for equipment and leasehold improvements that were abandoned in vacated office facilities.

        The Company terminated approximately 47 employees during fiscal 2001 as part of this process, including 37 employees in the ACI Worldwide business unit, one employee in the IntraNet business unit and nine employees in Corporate Services. Termination benefits do not include any amounts for employment related services prior to termination.

        In addition to these workforce reductions, termination benefits include $2.1 million (restated) of compensation expense related to the forgiveness of a note receivable from the Company's former Chief Executive Officer ("CEO"). The note forgiveness amount classified with restructuring expenses is net of compensation expense accruing to the CEO through the date of the severance agreement (see Note 19).

        The liability for lease obligations includes $1.3 million for abandonment and reduction of four facilities in the United States, Japan and Europe, net of expected third-party purchases or sub-leases, and an estimated lease termination loss of $0.5 million for the corporate aircraft. The Company continues to seek subleases for certain of the properties as well as an exit to the corporate aircraft lease. The final settlement of these obligations may result in other adjustments to these liabilities.

4. Acquisitions

        During fiscal 2001, the Company acquired all of the outstanding securities of MDL. MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. Shareholders of MDL received 3,357,351 shares of Class A Common Stock (or Exchangeable Shares of

TSA Exchangeco Limited which can be converted on a one-for-one basis for shares of TSA Class A Common Stock or options to purchase shares of TSA Class A Common Stock) with a fair market value at the time of purchase of approximately $53.2 million (restated). The share exchange was accounted for using the purchase method of accounting. An independent valuation of MDL was performed and used as an aid in determining the fair market value of each identifiable intangible asset. Accordingly, the excess purchase price over the estimated fair value of each identifiable tangible and intangible asset acquired was allocated to goodwill, which was being amortized prior to the adoption of SFAS No. 142 using the straight-line method over five years. Approximately $47.7 million (restated) of the purchase price was allocated to goodwill and $11.8 million to software for resale (see Note 8).

        The following represents unaudited pro forma results of operations for the MDL acquisition as if it had occurred as of the beginning of each period presented (in thousands, except per share amounts):

	Year Ended September 30,
	2001	2000
	(Restated)	(Restated)
Unaudited pro forma information:
Revenues	$297,507	$262,372
Net loss	(82,861)	(61,249)
Earnings per share:
Basic	(2.37)	(1.74)
Diluted	(2.37)	(1.74)

        The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

        During fiscal 2000, the Company acquired all of the outstanding shares of WorkPoint Systems, Inc. ("WorkPoint"). WorkPoint is a provider of multi-user software that enables enterprises to model processes over a distributed corporate network. This software can be used to create graphical models that provide a visual representation of and automatically execute various steps in a business process. Shareholders of WorkPoint received 164,680 shares of Class A Common Stock with a fair market value at the time of purchase of approximately $4.0 million. The stock exchange was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $4.7 million was allocated to goodwill, which was being amortized prior to the adoption of SFAS No. 142 using the straight-line method over five years (see Note 8).

        Also during fiscal 2000, the Company acquired a 70 percent ownership in Hospital Health Plan Corporation ("HHPC"), a business that offers a suite of products designed to facilitate the automatic adjudication of medical claims. HHPC was acquired for $4.6 million in cash and $3.3 million in assumed liabilities. This acquisition was accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the estimated fair value of the net tangible assets acquired totaling $7.8 million was allocated to goodwill, which was being amortized prior to the adoption of SFAS No. 142 using the straight-line method over five years (see Note 8). In fiscal 2001, the Company transferred its 70 percent ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-operating charge to earnings of $1.2 million, related to the Company's remaining carrying value in HHPC (see Note 12).

5. Gain on Sale of Subsidiary

        On February 14, 2002, the Company sold Regency, which sells voice and Internet banking solutions to small and mid-sized banks, to S1 Corporation ("S1"). Under the terms of the transaction, S1 acquired Regency for 400,561 shares of S1 common stock and $6.0 million in cash ($5.0 million net of expenses associated with the sale). In connection with this transaction, the Company recorded a gain of $8.7 million (restated) during fiscal 2002. S1 shares are included in marketable securities and recorded at current market value (see Note 6).

6. Marketable Securities

        The cost and fair value of the Company's marketable securities portfolio at each balance sheet date are as follows (in thousands):

	September 30, 2002		September 30, 2001
	Cost	Fair Value	Cost	Fair Value
			(Restated)	(Restated)
Digital Courier Technologies, Inc.	$17	$52	$274	$274
Nestor, Inc.	162	162	5,000	2,650
S1 Corporation	2,148	2,148	—	—
Deferred compensation plan assets	1,873	1,395	2,088	1,841

	$4,200	$3,757	$7,362	$4,765

        As of September 30, 1999, the Company owned 1.25 million shares of DCTI common stock (see further discussion regarding DCTI transactions in Note 19). DCTI supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery. During fiscal 2000, the Company exercised warrants that it held to purchase an additional 1.0 million shares, at an exercise price of $5.20 per share, for $5.2 million. Also during fiscal 2000, the Company sold 536,500 shares of DCTI common stock for $4.0 million, resulting in a gain on sale of marketable securities of $1.2 million. During fiscal 2001, the market value of DCTI common stock declined significantly. The Company determined that this decline was other than temporary and recorded a non-operating, non-cash charge to earnings totaling $8.7 million (restated) in fiscal 2001. As a result of a continued decline in the value of DCTI common stock, the Company recorded a non-operating, non-cash charge to earnings of $257,000 in fiscal 2002 (see Note 12).

        As of September 30, 2002, the Company owned 1.8 million shares of Nestor, Inc. ("Nestor") common stock. Nestor is a provider of neural-network solutions for financial, Internet and transportation industries. The Company distributes Nestor's PRISM intelligent fraud detection product. During fiscal 2002, the Company sold 695,500 shares of Nestor common stock for $70,000, resulting in a loss on sale of marketable securities of $104,000. Also during fiscal 2002, the Company recorded a non-operating, non-cash charge to earnings totaling $4.7 million for the other than temporary decline in the market value of its investment in Nestor (see Note 12).

        As of September 30, 2002, the Company owned 400,561 shares of S1 common stock (see Note 5). S1 is a global provider to banks, credit unions, insurance providers, and investment firms of enterprise software solutions that create one view of customers across multiple channels, applications and segments. S1's market value declined over 60% between the time the Regency transaction closed and September 30, 2002. This decline has been determined to be other than temporary and a non-operating, non-cash charge to earnings totaling $3.3 million was recorded in the fourth quarter of fiscal 2002 (see Note 12).

        The deferred compensation plan assets represent investments in mutual funds. See Note 16 for a description of the deferred compensation plan.

        Net unrealized holding losses at September 30, 2002 and 2001 were $443,000 and $2,597,000, respectively. Because the Company has provided a deferred tax asset valuation allowance, no tax benefit has been recognized on these unrealized holding losses. The change in the deferred tax asset valuation allowance related to unrealized investment holding losses was a decrease of $0.8 million and $1.1 million at September 30, 2002 and 2001, respectively.

7. Property and Equipment

        Property and equipment consists of the following (in thousands):

	September 30,
	2002	2001
		(Restated)
Computer equipment	$43,653	$41,349
Office furniture and fixtures	8,643	8,761
Leasehold improvements	6,238	6,339
Vehicles	293	350

	58,827	56,799
Less: accumulated depreciation and amortization	(47,230)	(42,325)

Property and equipment, net	$11,597	$14,474

8. Goodwill and Software

        Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances were as follows (in thousands):

	ACI Worldwide	Insession Technologies	MessagingDirect Ltd.	Health Payment Systems	Total
Balance, September 30, 1999, restated	$22,256	$35,928	$—	$—	$58,184
Additions	4	4,721	—	7,815	12,540
Foreign currency translation adjustments	(509)				(509)
Amortization	(2,978)	(4,054)		(521)	(7,553)

Balance, September 30, 2000, restated	18,773	36,595	—	7,294	62,662
Additions	—	—	47,732	—	47,732
Foreign currency translation adjustments	(72)	—	(1,540)	—	(1,612)
Amortization	(2,839)	(4,773)	(6,139)	(1,042)	(14,793)
Impairment adjustments	—	—	(30,366)	(6,252)	(36,618)

Balance, September 30, 2001, restated	15,862	31,822	9,687	—	57,371
Additions	—	—	—	—	—
Foreign currency translation adjustments	240	—	296	—	536
Purchase price adjustment	—	(436)	—	—	(436)
Impairment adjustments	—	—	(1,524)	—	(1,524)

Balance, September 30, 2002.	$16,102	$31,386	$8,459	$—	$55,947

        During the third quarter of fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a goodwill impairment charge of $6.3 million.

        During the fourth quarter of fiscal 2001, the Company performed an analysis of the carrying value of goodwill related to its acquisition of MDL. As a result of this analysis, the Company determined that due to the overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology, MDL's goodwill was impaired. The amount of the impairment was then determined by comparing the estimated fair value of the MDL goodwill to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the MDL business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates at the time. As a result of the fair value test, the Company recorded a charge reducing the carrying value of MDL goodwill by $30.4 million (restated), which is presented as goodwill impairment in the accompanying consolidated statements of operations.

        Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets (with indefinite lives) acquired in business combinations. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives continue to be recognized as assets, but are not amortized as previously required by APB Opinion No. 17.

        At the adoption of SFAS No. 142, goodwill was tested for impairment at the reporting unit level and must be tested at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured in the second step.

        The Company hired an independent consultant to perform valuations of the Company's reporting units that contained goodwill as of October 1, 2001. Completion of the initial step of testing indicated that the estimated fair value of the Company's reporting units exceeded their respective carrying amounts. Fair value was determined using a discounted cash flow methodology. In fiscal 2002, the Company updated its impairment test for each reporting unit. Based on that analysis, which included an updated valuation performed by the independent consultant, an impairment loss for the MDL reporting unit of $1.5 million was recognized in the fourth quarter of fiscal 2002. The impairment within this reporting unit during fiscal 2002 resulted primarily from overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology. The value of the MDL reporting unit at September 30, 2002 has been estimated, in part, considering projections of future revenue and operating income over the next ten years. To the extent that MDL is unable to achieve its forecasts, additional impairment losses may emerge. The MDL reporting unit is included within the ACI Worldwide business unit (see Note 14).

        Actual results of operations for fiscal 2002, and results of operations for fiscal 2001 and 2000, shown as if the Company had applied the nonamortization provisions of SFAS No. 142 during that period, are as follows (in thousands, except per share amounts):

	September 30,
	2002	2001	2000
		(Restated)	(Restated)
Net income (loss), as reported	$15,269	$(80,063)	$(50,059)
Add back: goodwill amortization	—	14,793	7,553

Adjusted net income (loss)	$15,269	$(65,270)	$(42,506)

Basic earnings per share:
Net income (loss), as reported	$0.43	$(2.35)	$(1.58)
Goodwill amortization	—	0.43	0.24

Adjusted net income (loss)	$0.43	$(1.92)	$(1.34)

Diluted earnings per share:
Net income (loss), as reported	$0.43	$(2.35)	$(1.58)
Goodwill amortization	—	0.43	0.24

Adjusted net income (loss)	$0.43	$(1.92)	$(1.34)

        In connection with adopting SFAS No. 142, the Company reassessed the useful lives of intangible assets subject to amortization, consisting only of internally-developed software and purchased software, and determined that they continue to be appropriate. Software development costs capitalized in fiscal 2001 and 2000 totaled $1.4 million and $2.5 million, respectively. The Company obtained $11.8 million of software for resale from the acquisition of MDL (see Note 4). Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. The gross carrying amount and accumulated amortization of software at each balance sheet date are as follows (in thousands):

	September 30,
	2002	2001
		(Restated)
Internally-developed software	$15,372	$15,277
Purchased software	43,312	42,328

	58,684	57,605
Less: accumulated amortization	(53,075)	(45,827)

Software, net	$5,609	$11,778

        In the fourth quarter of fiscal 2001, the Company performed an analysis of the carrying value of the software it acquired as part of the January 2001 MDL acquisition. The review consisted of comparing the unamortized capitalized cost of the MDL software to the net realizable value. The net realizable value was determined by estimating future gross revenues over the estimated life of the MDL software reduced by the estimated future costs of completing and disposing of the software, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. This analysis indicated an impairment of the software in the amount of $8.9 million, which is presented as software impairment in the accompanying consolidated statements of operations.

        Software amortization expense recorded in fiscal 2002, 2001 and 2000 totaled $7.4 million, $13.6 million (restated) and $13.5 million (restated), respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2003	$3,890
2004	1,548
2005	171
2006	—
2007	—

9. Line of Credit Facilities

        The Company has a $15.0 million line of credit agreement with a United States bank that expires in June 2003. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. As a result of the restatement of its consolidated financial statements, the Company is not in compliance with the debt covenants as of September 30, 2002. Interest on this credit facility accrues at an annual rate equal to either the bank's prime rate or the LIBOR rate plus 2% and is payable monthly. The Company had no line of credit borrowings outstanding on this credit facility as of September 30, 2002. As of September 30, 2001 the Company had borrowings outstanding of $12.0 million under the U.S. line of credit facility, with an interest rate on these borrowings of 5.75%.

        During fiscal 2002, the Company also had a line of credit agreement with a foreign bank in the amount of 3.0 million British Sterling. The Company had no line of credit borrowings outstanding on this credit facility as of September 30, 2002. This credit facility expired in October 2002 and has not been renewed.

        During fiscal 2002, 2001 and 2000, the Company recorded interest expense and related fees of $0.2 million, $1.5 million and $0.5 million, respectively, related to its line of credit facilities.

10. Debt — Financing Agreements

        During fiscal 2002, 2001 and 2000, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately $7.6 million, $19.2 million and $19.9 million, respectively. The amount of the proceeds received from the financing arrangements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds ranged from 6.5% to 7.75% in fiscal 2002, 6.9% to 9.0% in fiscal 2001, and 8.6% to 11.06% in fiscal 2000. In accordance with EITF 88-18, "Sales of Future Revenues," the Company has recorded the proceeds received from these financing arrangements as debt and reduces the debt principal as payments are made. Interest on the debt accrues monthly using the effective interest method. During fiscal 2002, 2001 and 2000, the Company recorded interest expense of $5.0 million, $5.3 million (restated) and $4.8 million (restated), respectively, related to these financing arrangements.

11. Common Stock and Earnings Per Share

        Exchangeable shares and options received by shareholders of MDL (see Note 3) that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2002 and 2001 consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for fiscal 2002 and 2001. Exchangeable shares and MDL options included in outstanding Class A Common Stock totaled 73,909 shares and 11,010 options as of September 30, 2002, and 650,146 shares and 20,040 options as of September 30, 2001.

        EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for fiscal 2002, which amounted to approximately 246,000 shares, was due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Weighted average shares from stock options of 1,583,347 were excluded from the computation of diluted EPS for fiscal 2002 because the exercise prices of the stock options were greater than the average market price of the Company's common shares. For fiscal 2001 and 2000, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss from continuing operations. If the Company had reflected net income in fiscal 2001 and 2000, weighted average shares from stock options of 1,831,459 and 3,321,014, respectively, would have been excluded from the computations of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

12. Other Income/Expense

        Other income (expense) is comprised of the following items in fiscal 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Other than temporary impairments of marketable investments	$—	$(3,408)	$(386)
Gain on sale of DCTI common stock (see Notes 6 and 19)	—	—	1,221
Other than temporary impairments of marketable equity securities (see Note 6)	(8,267)	(8,665)	—
Write-off Insession Technologies, Inc. IPO costs	—	(1,898)	—
Transfer of HHPC	—	(1,154)	—
Gain on sale of Regency (see Note 5)	8,743	—	—
Foreign currency transaction gains and losses	(198)	(397)	(1,171)
Other	(304)	108	(197)

Total	$(26)	$(15,414)	$(533)

        During the course of fiscal 1998 through fiscal 2000, the Company made investments in various start-up technology companies (see further discussion in Note 2). During fiscal 2001 and 2000, after considering current market conditions for technology companies and specific information regarding those companies in which the Company had an ownership interest, the Company determined that the declines in the market values for these investments were other than temporary and charges to earnings for the impairments of these investments were required.

        The Company expensed costs of $1.9 million associated with the cancelled initial public offering ("IPO") of its wholly-owned subsidiary, Insession Technologies, Inc. in fiscal 2001.

        During fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $1.2 million (see Note 4).

13. Comprehensive Income

        The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's components of accumulated other comprehensive income/loss were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 1999, restated	$(2,771)	$(3,189)	$(5,960)
Fiscal 2000 activity, restated	(349)	(2,399)	(2,748)

Balance, September 30, 2000, restated	(3,120)	(5,588)	(8,708)
Fiscal 2001 activity, restated	(3,168)	(5,807)	(8,975)
Reclassification adjustment for loss included in net loss, restated	—	8,798	8,798

Balance, September 30, 2001, restated	(6,288)	(2,597)	(8,885)
Fiscal 2002 activity	126	(6,133)	(6,007)
Reclassification adjustment for loss included in net income	—	8,287	8,287

Balance, September 30, 2002	$(6,162)	$(443)	$(6,605)

        Since the Company has established an asset valuation allowance against its net deferred tax assets, the components of accumulated other comprehensive income have not been tax effected.

14. Segment Information

        The Company has three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. ACI Worldwide products represent the Company's largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from traditional point of sale devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; process electronic benefit transfer transactions; authorize checks; establish frequent shopper programs; automate settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems and business process automation across computing systems, involving mainframes, distributed computing networks and the Internet. IntraNet products offer high value payments processing, bulk payments processing, wire room processing, global messaging and continuous link settlement processing.

        In the third quarter of fiscal 2001, the Company transferred its 70 percent ownership in HHPC, which comprised the majority of its Health Payment Systems business unit, to the minority shareholder for no additional consideration. HHPC's products allow large corporations and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit at the beginning of the fourth quarter of fiscal 2001.

        The Company's chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income (loss) by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal 2002, 2001 and 2000. The following are revenues and operating income (loss) for these business units for fiscal 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Revenues:
ACI Worldwide	$210,478	$223,866	$186,900
Insession Technologies	34,129	38,043	34,846
IntraNet	38,222	33,042	32,508
Health Payment Systems	—	645	474

	$282,829	$295,596	$254,728

Operating income (loss):
ACI Worldwide	$31,002	$(42,671)	$(46,091)
Insession Technologies	7,203	(2,652)	(2,748)
IntraNet	3,462	(1,531)	(1,780)
Health Payment Systems	—	(9,295)	(2,250)

	$41,667	$(56,149)	$(52,869)

        Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues for these geographic regions for fiscal 2002, 2001 and 2000 and long-lived assets within these geographic regions at each balance sheet date (in thousands):

	2002	2001	2000
		(Restated)	(Restated)
Revenues:
United States	$119,191	$127,574	$109,595
Americas — other	46,425	36,926	35,392

Total Americas	165,616	164,500	144,987
EMEA	88,986	101,871	84,496
Asia/Pacific	28,227	29,225	25,245

	$282,829	$295,596	$254,728

	September 30,
	2002	2001
		(Restated)
Long-lived assets:
United States	$57,616	$66,460
Other Americas	6,098	7,254

Total Americas	63,714	73,714
EMEA	11,805	14,772
Asia/Pacific	802	938

	$76,321	$89,424

15. Stock-Based Compensation Plans

Employee Stock Purchase Plan

        Under the Company's 1999 Employee Stock Purchase Plan (the "ESPP"), a total of 750,000 shares of the Company's Class A Common Stock ("Shares") have been reserved for sale to eligible employees of the Company and its subsidiaries. Under the ESPP, participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of Shares. The price for Shares purchased under the ESPP is 85% of the lower of the Shares' market value on either the first or last day of each three-month participation period. Purchases made under the ESPP are made one calendar month after the end of each fiscal quarter. Shares issued under the ESPP during fiscal 2002, 2001 and 2000 totaled 145,366, 168,487 and 111,432, respectively.

Stock Incentive Plans

        The Company has a 2002 Non-employee Director Stock Option Plan whereby 250,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible non-employee directors of the Company. The stock options are granted at a price equal to the fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of three years.

        On August 1, 2001, the Company announced a voluntary stock option exchange program (the "Exchange Program") offering to exchange all outstanding options to purchase shares of the Company's Class A Common Stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of the Company's Class A Common Stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program the Company granted replacement stock options to acquire 1,823,000 shares of the Company's Class A Common Stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. The exercise price of the replacement options was the fair market value of the Company's Class A Common Stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). The new shares have a vesting schedule of  1/18  per month beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vest 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," for fixed plan accounting.

        On May 8, 2001, the Company entered into a stock option agreement with its then Chairman of the Board of Directors, Gregory J. Duman, whereby 25,000 shares of the Company's Class A Common Stock have been reserved for issuance to Mr. Duman. The stock option was granted at a price equal to the fair market value of the Company's Class A Common Stock at the time of grant. The term of the outstanding option is ten years. The option vested monthly over a period of 6 months.

        During 2001, the Company adopted the MDL Amended and Restated Employee Share Option Plan (the "MDL Plan"). As adopted, options outstanding under the MDL Plan were converted at the time of the MDL acquisition to options to purchase 167,980 shares of the Company's Class A Common Stock. These options have an exercise price of one cent per share of TSA Class A Common Stock and were included in the determination of purchase price for the MDL acquisition. The Options became 100% vested upon the acquisition and have a term of 8 years from the original date of grant by MDL.

        The Company has a 2000 Non-employee Director Stock Option Plan whereby 25,000 shares of the Company's Class A Common Stock have been reserved for issuance to eligible non-employee directors of the Company. The stock options are granted at a price equal to the fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of three years.

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

        The Company has a 1996 Stock Option Plan and a 1999 Stock Option Plan whereby a total of 1,008,000 and 4,000,000 shares, respectively, of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and, in the case of the 1996 Plan, non-employee members of the Board of Directors. As a matter of Company policy, stock options are granted at an exercise price not less than the fair market value of the Company's Class A Common Stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest annually over a period of four years for the 1996 Stock Option Plan and three years for the 1999 Stock Option Plan.

        The Company has a 1994 Stock Option Plan whereby 1,910,976 shares of the Company's Class A Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. The stock options are granted at a price set by the Board of Directors provided that the minimum price shall be $2.50 per share for 955,488 shares and $5 per share for 955,488 shares. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

        A summary of the stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

	2002		2001		2000
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding, beginning of period	2,178,108	$17.83	4,288,393	$24.43	3,352,974	$23.91
Granted	3,988,811	10.09	743,414	9.61	1,268,802	24.42
Exercised	(35,295)	2.37	(228,859)	1.64	(185,821)	10.77
Cancellations	(327,048)	19.81	(2,624,840)	27.69	(147,562)	17.03

Outstanding, end of period	5,804,576	$12.51	2,178,108	$17.83	4,288,393	$24.43

Options exercisable at end of year	2,314,365	$15.60	1,713,387	$18.36	2,025,657	$21.61
Shares available on September 30 for options that may be granted	913,778		3,359,665		251,135
Weighted-average grant date fair value of options granted during the year		$10.09		$4.77		$13.52

        The following tables summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	10,414	5.59	$0.01	10,414	$0.01
$2.50	152,888	1.38	2.50	152,888	2.50
$5.00	241,107	2.09	5.00	241,107	5.00
$5.84 to $9.80	602,747	7.36	8.91	165,012	7.38
$10.04	1,779,067	9.27	10.04	590,755	10.04
$10.28 to $15.00	1,957,163	9.34	10.87	128,669	13.00
$16.50 to $24.00	737,900	4.12	23.58	724,763	23.70
$25.06 to $27.63	206,808	5.52	25.90	189,625	25.91
$29.50 to $39.13	114,482	5.71	32.33	109,632	32.23
$42.81	2,000	3.22	42.81	1,500	42.81

	5,804,576	7.72	$12.51	2,314,365	$15.60

Accounting for Stock-Based Compensation Plans

        Except as noted below, no compensation expense has been recognized in the Company's fiscal 2002, 2001 or 2000 consolidated statements of operations related to its Employee Stock Purchase Plan or its Stock Incentive Plans. In fiscal 2000, in an effort to reduce the number of management employees, the Company offered buy-out packages to those employees who elected to participate in the program. The buy-out package included severance payments, extended insurance benefits for three months and an extended stock option exercise period of one year. Included in the Company's fiscal 2000 consolidated statements of operations is compensation expense of $0.1 million (restated) related to its Stock

Incentive Plans. This expense is the result of extensions to the exercise period for management employees who elected to participate in this buy-out program.

        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income/loss and earnings/loss per share for fiscal 2002, 2001 and 2000 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	2002	2001	2000
		(Restated)	(Restated)
Net income (loss):
As reported	$15,269	$(80,063)	$(50,059)
Pro forma	11,590	(84,993)	(54,101)
Diluted earnings (loss) per share:
As reported	$0.43	$(2.35)	$(1.58)
Pro forma	0.33	(2.49)	(1.70)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected life	6.0	6.0	6.0
Interest rate	3.2%	4.4%	6.2%
Volatility	45%	42%	38%
Dividend yield	—	—	—

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 applies only to options granted since fiscal 1996, and additional awards in future years are anticipated.

16. Employee Benefit Plans

TSA 401(k) Plan

        The TSA 401(k) Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $12,000 (for employees who are under the age of 50 by 12/31/03) or a maximum of $14,000 (for employees who either reach or exceed age 50 by 12/31/03). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 annually. Company contributions charged to expense during the years ended September 30, 2002, 2001 and 2000 were $2.5 million, $2.8 million and $2.8 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

        The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited ("ACI-EMEA") employees. The plan was formed on December 1, 2000. For those ACI-EMEA employees who elect to participate in the plan, ACI-EMEA contributes a minimum of 8.5% of eligible compensation to the plan for those employees employed at December 1, 2000, up to a maximum of 15.5% for those employees aged over 55 years on December 1, 2000. ACI-EMEA contributes 6.0% of eligible compensation to the plan for those employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during fiscal 2002 and 2001 were $1.3 million and $1.2 million, respectively.

Applied Communications Inc Limited ("ACIL") Pension Plan

        The ACI Worldwide EMEA Group Personal Pension Scheme replaced the ACIL Pension Plan, which was discontinued on December 1, 2000. At the time the ACIL Pension Plan assets were formally valued, plan obligations exceeded plan assets by $2.9 million. The funding deficit amount that was charged to expense during fiscal 2002 and 2001 was $1.7 million and $1.2 million, respectively.

        The ACIL Pension Plan was a defined benefit pension plan. Benefits were based on years of service and the employees' compensation during employment. Contributions to the plan were determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. Participants contributed 5% of their pensionable salaries and ACIL contributed at the rate of 10% of pensionable salaries. Net periodic pension expense during fiscal 2000 included the following components (in thousands):

Service cost	$2,135
Interest cost on projected benefit obligation	1,283
Return on plan assets:
Actual and gain deferred	(1,971)
Amortization of unrecognized gain	36

Total periodic pension expense	$1,483

        The most significant actuarial assumptions used for fiscal 2000 in determining the pension expense and funded status of the plan are as follows:

Discount rate for valuing liabilities	6.50%
Expected long-term rate of return on assets	9.25%
Rate of increase in future compensation levels	4.25%

        The assets of the ACIL Pension Plan were distributed to plan participants in fiscal 2002.

TSA Deferred Compensation Plans

        In fiscal 2000 and 1999, the Company had Deferred Compensation Plans which allowed certain management personnel to defer receipt of their compensation until a future date or at the time of their departure from the Company. These plans allowed participants to invest in a limited variety of mutual funds. These assets are owned by the Company and are subject to the claims of general creditors of the Company. No Company contributions were made to the plans and participants are 100% vested in their contributions. The liability under the Deferred Compensation Plans at September 30, 2002 and 2001 was approximately $1.6 million and $2.1 million, respectively.

17. Commitments and Contingencies

Operating Leases

        The Company leases office space and equipment under operating leases that run through February 2011. Aggregate minimum lease payments under these agreements for the fiscal years ending September 30 are as follows (in thousands):

2003	$10,758
2004	8,642
2005	6,685
2006	4,642
2007	3,963
Thereafter	7,590

Total	$42,280

        Total rent expense for fiscal 2002, 2001 and 2000 was $11.9 million, $16.0 million and $14.1 million, respectively.

Legal Proceedings

        Three class action lawsuits have been publicly announced against the Company and certain of its former and present officers and directors on behalf of purchasers of publicly-traded securities of the Company. The Company has not been served with any of the complaints relating to these actions. Based on the complaints which are publicly available, the Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The complaints allege that during the purported class periods, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The plaintiffs are seeking unspecified damages, interest, fees, costs and rescission. The class periods stated in the two complaints are January 21, 1999 through November 18, 2002 and December 29, 1999 through August 14, 2002.

        These class action lawsuits were brought in the United States District Court for the District of Nebraska and are at preliminary stages. The Company is currently in the process of preparing to respond to the claims made in the lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

        The Company anticipates that additional suits of this nature may be commenced and that all such suits will eventually be consolidated in a single court. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business.

        As a result of the Company's restatement of its consolidated financial statements, it is likely that the Company will be subject to inquiry or investigation by governmental authorities, including the Securities and Exchange Commission. The Securities and Exchange Commission has informally contacted the Company about the restatement process, but the Company has not been notified of any formal inquiry or investigation. In the event that the Company is subject to such an inquiry or investigation, the Company will fully cooperate with such inquiry or investigation. There is risk that such an inquiry or investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business.

        In addition to the foregoing, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any such legal proceedings, other than as described above, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

18. Income Taxes

        The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2002			2001			2000
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
				(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Federal	$5,004	$10,267	$15,271	$12,161	$(11,610)	$551	$5,575	$(13,101)	$(7,526)
State	(899)	1,479	580	783	(1,870)	(1,087)	130	(1,466)	(1,336)
Foreign	5,752	840	6,592	3,233	224	3,457	1,382	(729)	653

Total	$9,857	$12,586	$22,443	$16,177	$(13,256)	$2,921	$7,087	$(15,296)	$(8,209)

        The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows (in thousands):

	Year Ended September 30,
	2002	2001	2000
		(Restated)	(Restated)
Tax expense (benefit) at federal rate of 35%	$13,199	$(27,000)	$(20,394)
Increase in valuation allowance	8,871	15,042	10,931
State income taxes, net of federal benefit	377	(707)	(868)
Foreign tax rate differential	2,825	1,979	417
Amortization of intangibles	—	2,266	2,020
Impairment of goodwill	533	10,628	—
Gain on disposition of subsidiary	(3,059)	—	—
Other	(303)	713	(315)

	$22,443	$2,921	$(8,209)

        The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences are as follows (in thousands):

	September 30,
	2002	2001
		(Restated)
Current deferred tax assets (liabilities):
Foreign taxes	$2,903	$2,399
State income taxes	972	972
Deferred compensation plan	1,563	2,262
Unrealized investment holding loss	8,493	5,766
Allowance for uncollectible accounts	1,627	2,800
Deferred revenue	20,134	11,079
Other	1,095	3,432

	36,787	28,710
Less: valuation allowance	(19,233)	(18,121)

	$17,554	$10,589

Noncurrent deferred tax assets (liabilities):
Depreciation and amortization	$1,172	$1,949
Foreign tax credits	8,832	6,944
Acquired net operating loss carryforwards	1,441	1,557
Acquired basis in purchased assets	—	4,697
U.S. and foreign net operating loss carryforward	26,809	25,401
Capital loss carryforward	3,851	3,256
Acquired software	(345)	(2,229)
Deferred revenue	17,151	29,955
Other	378	378

	59,289	71,908
Less: valuation allowance	(31,743)	(24,811)

	$27,546	$47,097

        At September 30, 2002, management evaluated its fiscal 2002, 2001 and 2000 operating results, as well as its future tax projections, and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $45.1 million as of September 30, 2002. For income tax purposes, the Company had foreign tax credit carryforwards at September 30, 2002 and 2001 of approximately $8.4 million and $6.1 million, respectively. Of the $8.4 million in credit carryforwards at September 30, 2002, $1.0 million will expire in 2003 if not utilized. The remaining carryforwards will expire in 2005, 2006 and 2007.

        The Company had domestic net operating loss carryforwards ("NOLs") for tax purposes of $6.2 million at September 30, 2002, which will begin to expire in 2008. Approximately $3.8 million of the NOLs is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code as a result of these prior ownership charges.

        In addition, at September 30, 2002, the Company had domestic capital loss carryforwards for tax purposes of $10.0 million, which begin to expire in 2004.

19. Related Party Transactions

Digital Courier Technologies, Inc. ("DCTI")

        On March 25, 1999, the Company and DCTI entered into a 60-month BASE24 software license arrangement (the "1999 Software License Agreement"). DCTI paid the Company $5.9 million in software license fees for the 1999 Software License Agreement in March and June 1999. The Company recognized $4.4 million of software license fee revenues in fiscal 1999 from the 1999 Software License Agreement. The Company is now recognizing these software license fee revenues ratably over the 60-month PCS term of the 1999 Software License Agreement because the license arrangement entitles DCTI to future unspecified deliverables (a subscription arrangement). Revenues recognized from DCTI for the 1999 Software License Agreement were $0.9 million, $0.9 million and $0.9 in fiscal 2002, 2001 and 2000, respectively.

        On June 3, 1999, the Company and DCTI entered into a three-year agreement that allowed the Company to distribute certain of DCTI's e-commerce products (the "DCTI Distribution Agreement"). At that time, the Company paid DCTI a prepaid royalty of $0.7 million. The Company amortized this prepaid royalty ratably over the three-year life of the DCTI Distribution Agreement.

        On June 14, 1999, the Company acquired 1.25 million shares of DCTI's common stock for $6.5 million, and received warrants to purchase additional 1.0 million shares of DCTI's common stock. In July 2000, the Company exercised these warrants and acquired an additional 1.0 million shares of DCTI common stock for a total exercise price of $5.2 million. During the third and fourth quarters of fiscal 2000, the Company sold 536,500 shares of DCTI common stock in open market transactions for $4.0 million, resulting in a realized gain of $1.2 million. During fiscal 2002 and 2001, the Company recorded non-cash charges to earnings of $0.3 million and $8.7 million, respectively, for the other than temporary declines in the value of DCTI common stock (see Note 6).

        Coinciding with the Company's purchase of DCTI common stock in June 1999, DCTI agreed to allow one of the Company's designees to become a member of the DCTI Board of Directors. In January 2000, Gregory J. Duman, who was serving as the Company's Vice President and Chief Financial Officer, was elected as the Company's designee to the DCTI Board of Directors. In March 2000, Mr. Duman resigned as an officer of the Company and became a director of the Company. He became Chairman of the Company's Board of Directors in May 2001. Mr. Duman resigned as a member of DCTI's Board of Directors in 2001. Mr. Duman resigned as a member of the Company's Board of Directors in August 2002.

        On March 31, 2000, the Company and DCTI entered into an additional 60-month software license agreement which granted DCTI a non-transferable and non-exclusive software license to use the Company's BASE24 software in all international markets (the "2000 Software License Agreement"). DCTI paid the Company $5.0 million in software license fees for the 2000 Software License Agreement in June and September 2000. On April 14, 2000, the DCTI Distribution Agreement was amended (the "Amended DCTI Distribution Agreement"), extending the term to six years and providing a guarantee to DCTI of an additional $6.0 million of royalties to be paid in five equal annual installments. The Company paid DCTI $1.2 million pursuant to the Amended DCTI Distribution Agreement in September 2000.

        The accounting for the 2000 Software License Agreement and the Amended DCTI Distribution Agreement has been restated to account for these transactions as non-monetary exchanges, with no revenues or expenses initially recognized for an anticipated exchange of equal amounts of cash. In May 2001, the Company and DCTI amended the Amended DCTI Distribution Agreement to eliminate the Company's obligation to pay the remaining fees due under the agreement. As a result of the May 2001 amendment, the Company was entitled to retain the net fees collected from DCTI of $3.8 million. The Company is now recognizing revenue ratably over the remaining PCS term of the 60-month arrangement because the license arrangement entitles DCTI to future unspecified deliverables (a subscription arrangement) and the Company does not have adequate VSOE of the fair value of PCS for the co-terminus five-year maintenance period. Revenues recognized from DCTI for the 2000 Software License Agreement were $1.3 million and $0.5 million in fiscal 2002 and 2001, respectively.

        In addition to the above transactions, the Company and DCTI entered into various other agreements, primarily to provide DCTI with professional services and software. Because the collection of revenues from DCTI was highly uncertain due to credit-related risks, the Company has limited revenue recognition to the amount of cash received. The May 2001 amendment to the Distribution Agreement also relieved DCTI from certain payables and notes arising from various other agreements for the provision of professional services and software. Revenues recognized for these other agreements were $3,000, $23,000 and $0.4 million in fiscal 2002, 2001 and 2000, respectively.

Former Chief Executive Officer

        In December 2000, the Company reached a compensation agreement with William E. Fisher, who was serving as the Company's CEO at that time, on an employment and incentive compensation package (the "Compensation Package"). The Compensation Package provided for the Company to loan Mr. Fisher a total of $3.0 million. The loan bore interest at 6.35% and was due in the first quarter of fiscal 2004. The loan and accrued interest were subject to forgiveness in the event of certain changes in control, death, or termination without cause; one-half of the principal and interest was subject to forgiveness if Mr. Fisher remained employed with the Company for the three-year term of the Compensation Package, and one-half of the principal and interest was subject to forgiveness in the event the closing bid for the Company's Common Stock reached certain price targets. During fiscal 2000, the Company advanced Mr. Fisher $2.0 million. During fiscal 2001, the Company advanced Mr. Fisher the remaining $1.0 million. During fiscal 2001, the Company recognized compensation expense of $400,000, prior to the termination of the CEO's employment on May 1, 2001, related to these forgiveness provisions. On May 1, 2001, the Company entered into a severance agreement with Mr. Fisher (the "Fisher Severance Agreement"). Under the terms of the Fisher Severance Agreement, the Company agreed to (1) forgive $2.45 million of the note receivable, (2) allow Mr. Fisher to repay the remaining $550,000 of the note receivable on or before June 1, 2002, and (3) allow Mr. Fisher three years from the date of the Agreement to exercise any stock options vested under the Company's stock option plans. Mr. Fisher agreed to (1) resign as CEO on May 1, 2001, (2) forfeit all unvested stock options under the Company's stock option plans, and (3) provide the Company advisory services for a period of 12 months. The Company recognized termination benefits of $2,050,000 related to the forgiveness of the loan on May 1, 2001, with such benefits classified with restructuring expenses (see Note 3). As of September 30, 2001, the outstanding balance under the note was $550,000, which is included in investments and notes receivable on the accompanying consolidated balance sheet. On May 31, 2002, Mr. Fisher repaid the Company $598,000, including interest, for his obligations under the note receivable.

Former Director

        During fiscal 2000, the Company and Artios, Inc. entered into arrangements whereby Artios licensed three of the Company's software products in exchange for monthly fees of $50,000 over the three-year term. In addition, at the same time, the Company and Artios entered into a Master Referral Agreement whereby Artios agreed to grant the Company a three-year exclusive worldwide right to market Artios' services to retailers and financial institutions. For prospects referred to Artios, the Company received a fee of 15% to 25%. In exchange for the exclusive rights, the Company agreed to pay Artios a fee of $50,000 each month during the term of the agreement.

        In accordance with APB Opinion No. 29, the Company has accounted for these transactions as non-monetary transactions, and, accordingly offset the cost of the exclusive marketing rights against the license fee revenue. In fiscal 2002, Artios filed for bankruptcy and the Company incurred an expense of $76,000 for the difference between amounts paid Artios and cash collected from Artios and the value of computer equipment the Company received from Artios.

        Gregory Duman was the Chief Financial Officer of Artios. Mr. Duman was also a member of the Company's Board of Directors at the time of these transactions.

20. Quarterly Information (unaudited)

        The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2002, 2001 and 2000. This information has been derived from the Company's restated consolidated financial statements (see Note 2 for detailed discussion of the restatement adjustments) and in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

	Quarter Ended
	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	March 31, 2000	Dec. 31, 1999
Revenues:
Software license fees	$39,301	$38,706	$39,615	$40,831	$43,228	$34,547	$44,963	$39,109	$30,975	$32,444	$32,524	$27,288
Maintenance fees	18,557	18,175	18,699	18,782	17,917	16,651	17,284	15,321	16,373	16,125	16,786	15,299
Services	12,525	12,060	12,440	13,138	17,695	16,707	15,909	16,265	18,006	16,275	14,561	18,072

Total revenues	70,383	68,941	70,754	72,751	78,840	67,905	78,156	70,695	65,354	64,844	63,871	60,659

Expenses:
Cost of software license fees	7,215	6,673	7,947	9,218	10,069	11,002	10,305	12,240	13,265	13,991	11,756	12,493
Cost of maintenance and services	14,756	14,441	15,892	15,552	18,267	18,606	17,893	18,415	19,771	20,112	19,300	18,672
Research and development	8,351	8,711	8,918	9,049	8,883	10,854	11,360	10,143	9,035	8,974	8,034	7,334
Selling and marketing	13,820	15,033	14,251	16,041	16,776	19,552	18,361	19,889	22,125	18,607	18,445	17,828
General and administrative	17,100	11,528	14,030	11,112	12,462	19,066	16,376	10,935	13,143	17,440	17,300	12,419
Goodwill amortization	—	—	—	—	4,222	4,650	3,632	2,289	2,340	1,957	1,680	1,576
Impairment of goodwill	1,524	—	—	—	30,366	6,252	—	—	—	—	—	—
Impairment of software	—	—	—	—	8,880	—	—	—	—	—	—	—

Total expenses	62,766	56,386	61,038	60,972	109,925	89,982	77,927	73,911	79,679	81,081	76,515	70,322

Operating income (loss)	7,617	12,555	9,716	11,779	(31,085)	(22,077)	229	(3,216)	(14,325)	(16,237)	(12,644)	(9,663)

Other income (expense):
Interest income	623	404	329	311	365	342	572	480	463	517	447	715
Interest expense	(1,220)	(1,313)	(1,444)	(1,619)	(1,660)	(1,685)	(2,065)	(1,928)	(1,978)	(2,737)	(1,228)	(1,065)
Other	(4,048)	424	8,069	(4,471)	1,774	(2,808)	(1,262)	(13,118)	520	(149)	(725)	(179)

Total other income (expense)	(4,645)	(485)	6,954	(5,779)	479	(4,151)	(2,755)	(14,566)	(995)	(2,369)	(1,506)	(529)

Income (loss) before income taxes	2,972	12,070	16,670	6,000	(30,606)	(26,228)	(2,526)	(17,782)	(15,320)	(18,606)	(14,150)	(10,192)
Income tax benefit (provision)	(1,915)	(7,066)	(9,879)	(3,583)	(1,372)	(881)	(44)	(624)	2,162	2,533	1,965	1,549

Net income (loss)	$1,057	$5,004	$6,791	$2,417	$(31,978)	$(27,109)	$(2,570)	$(18,406)	$(13,158)	$(16,073)	$(12,185)	$(8,643)

Earnings per share:
Basic	$0.03	$0.14	$0.19	$0.07	$(0.91)	$(0.77)	$(0.07)	$(0.58)	$(0.42)	$(0.51)	$(0.38)	$(0.27)

Diluted	$0.03	$0.14	$0.19	$0.07	$(0.91)	$(0.77)	$(0.07)	$(0.58)	$(0.42)	$(0.51)	$(0.38)	$(0.27)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: January 13, 2003	By:	/s/ GREGORY D. DERKACHT Gregory D. Derkacht President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GREGORY D. DERKACHT Gregory D. Derkacht	Chief Executive Officer, President And Director	January 13, 2003
/s/ DWIGHT G. HANSON Dwight G. Hanson	Chief Financial Officer, Treasurer And Senior Vice President	January 13, 2003
/s/ EDWARD C. FUXA Edward C. Fuxa	Chief Accounting Officer, Vice President and Controller	January 13, 2003
/s/ HARLAN F. SEYMOUR Harlan F. Seymour	Chairman of the Board and Director	January 13, 2003
/s/ ROGER K. ALEXANDER Roger K. Alexander	Director	January 13, 2003
/s/ LARRY G. FENDLEY Larry G. Fendley	Director	January 13, 2003
/s/ JIM D. KEVER Jim D. Kever	Director	January 13, 2003
/s/ FRANK R. SANCHEZ Frank R. Sanchez	Director	January 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory D. Derkacht, certify that:

        1.    I have reviewed this annual report on Form 10-K of Transaction Systems Architects, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ GREGORY D. DERKACHT Gregory D. Derkacht Chief Executive Officer, President and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dwight G. Hanson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Transaction Systems Architects, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ DWIGHT G. HANSON Dwight G. Hanson Chief Financial Officer, Treasurer and Senior Vice President

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
  Item 1. BUSINESS
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
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
INDEPENDENT AUDITORS' REPORT
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Presentation of Restated Consolidated Financial Information
Presentation of Restated Consolidated Financial Information
Presentation of Restated Consolidated Financial Information
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER