Form 10-Q/A
period 2002-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2003-01-14
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0772104 (I.R.S. Employer Identification No.)
224 South 108th Avenue Omaha, Nebraska 68154 (Address of principal executive offices, including area code)	(402) 334-5101 (Registrant's telephone number, including zip code)

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

PART I—FINANCIAL INFORMATION

Other Information

        On August 14, 2002, the Company announced that it was reviewing the accounting treatment for several transactions involving one of the Company's customers that originated in prior fiscal years. After the initial review of these transactions, the Company determined a restatement of previously issued financial results was required as a result of these transactions.

        In the course of the Company's review of its fiscal 2001 and 2000 consolidated financial statements, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. These accounting adjustments, except as described in Note 3 to Item 1—Financial Statements, are in addition to the transactions initially identified and considered at the time of the August 14, 2002 announcement.

        In view of the determination to restate prior financial statements, the Company also announced on August 14, 2002 that its Chief Executive Officer and Chief Financial Officer would not make the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 until the completion of the audit of its prior financial statements. The Company noted that the Chief Executive Officer and the Chief Financial Officer were expected to make such certifications promptly upon completion of the audit. The certifications required pursuant to the Sarbanes-Oxley Act of 2002 are filed as part of this Form 10-Q/A.

        The Company's consolidated financial statements for the three and nine-month periods ended June 30, 2002 and 2001 have been restated. Note 3 to Item 1—Financial Statements provides information relating to the restatement. Additionally, this Form 10-Q/A removes the disclosure from the original filing that a review had not been completed. In order to preserve the nature and character of the disclosures set forth in the Form 10-Q as originally filed, this Form 10-Q/A speaks as of the date of the original filing, and the Company has not updated the disclosures other than as they relate to or are affected by the restatement to present information as of a later date. While this Form 10-Q/A primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this Form 10-Q/A if they had taken place prior to the original filing.

Item 1.    Financial Statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share amounts)

	June 30, 2002	September 30, 2001
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$59,123	$32,004
Marketable securities	5,212	4,765
Billed receivables, net of allowances of $2,959 and $4,180, respectively	55,698	55,690
Accrued receivables	12,911	23,414
Deferred income taxes, net	25,744	10,589
Other	5,974	9,420

Total current assets	164,662	135,882
Property and equipment, net	12,444	14,474
Software, net	6,303	11,778
Goodwill, net	57,980	57,371
Deferred income taxes, net	22,502	47,097
Other	3,774	5,801

Total assets	$267,665	$272,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt-financing agreements	$20,114	$13,104
Line of credit	—	12,000
Accounts payable	7,656	13,633
Accrued employee compensation	5,171	7,194
Income taxes payable	12,824	2,013
Accrued liabilities	14,491	18,130
Deferred revenue	49,546	47,358
Other	367	504

Total current liabilities	110,169	113,936
Debt-financing arrangements	28,435	44,135
Deferred revenue	27,163	28,544
Other	2,402	1,818

Total liabilities	168,169	188,433

Stockholders' equity:
Class A Common Stock, 36,848,429 and 36,687,658 shares issued and outstanding, respectively	183	183
Additional paid-in capital	228,168	227,126
Retained earnings	(84,984)	(99,196)
Treasury stock, 1,476,145 shares	(35,258)	(35,258)
Accumulated other comprehensive loss	(8,613)	(8,885)

Total stockholders' equity	99,496	83,970

Total liabilities and stockholders' equity	$267,665	$272,403

See notes to condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Software license fees	$38,706	$34,547	$119,152	$118,619
Maintenance fees	18,175	16,651	55,656	49,256
Services	12,060	16,707	37,638	48,881

Total revenues	68,941	67,905	212,446	216,756

Expenses:
Cost of software license fees	6,673	11,002	23,838	33,547
Cost of maintenance and services	14,441	18,606	45,885	54,914
Research and development	8,711	10,854	26,678	32,357
Selling and marketing	15,033	19,552	45,325	57,802
General and administrative	11,528	19,066	36,670	46,377
Goodwill amortization	—	4,650	—	10,571
Impairment of goodwill	—	6,252	—	6,252

Total expenses	56,386	89,982	178,396	241,820

Operating income (loss)	12,555	(22,077)	34,050	(25,064)

Other income (expense):
Interest income	404	342	1,044	1,394
Interest expense	(1,313)	(1,685)	(4,376)	(5,678)
Other	424	(2,808)	4,022	(17,188)

Total other income (expense)	(485)	(4,151)	690	(21,472)

Income (loss) before income taxes	12,070	(26,228)	34,740	(46,536)
Income tax provision	(7,066)	(881)	(20,528)	(1,549)

Net income (loss)	5,004	(27,109)	14,212	(48,085)

Earnings (loss) per share information:
Weighted average shares outstanding:
Basic	35,355	35,086	35,303	33,765

Diluted	35,735	35,086	35,576	33,765

Earnings (loss) per share:
Basic	$0.14	$(0.77)	$0.40	$(1.42)

Diluted	$0.14	$(0.77)	$0.40	$(1.42)

See notes to condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended June 30,
	2002	2001
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$14,212	$(48,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,932	6,067
Amortization	7,918	23,377
Gain on sale of business	(8,743)	—
Non cash and other impairments	4,775	9,349
Impairments of goodwill and software	—	6,252
Changes in operating assets and liabilities:
Billed and accrued receivables, net	8,282	7,935
Other current and noncurrent assets	2,079	4,908
Accounts payable	(5,919)	(4,459)
Deferred revenue	4,532	8,702
Income taxes	17,097	(7,432)
Other current and noncurrent liabilities	(5,502)	(4,194)

Net cash provided by operating activities	43,663	2,420

Cash flows from investing activities:
Purchases of property and equipment, net	(3,037)	(1,668)
Additions to software	(765)	(2,465)
Net proceeds from sale of business	5,429	—
Acquisition of business, net of cash acquired	—	1,121
Other, net	585	(891)

Net cash provided by (used in) investing activities	2,212	(3,903)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	910	1,140
Proceeds from exercise of stock options	69	223
Net borrowings (repayments) on lines of credit	(12,000)	(2,925)
Proceeds from debt financing arrangements	7,600	16,975
Payments on debt financing arrangements	(16,290)	(9,335)
Borrowings of long-term debt	411	365

Net cash (used in) provided by financing activities	(19,300)	6,443

Effect of exchange rate fluctuations on cash	544	(247)

Net increase in cash and cash equivalents	27,119	4,713
Cash and cash equivalents, beginning of period	32,004	23,132

Cash and cash equivalents, end of period	$59,123	$27,845

See notes to condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements

        Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as "TSA" or the "Company"), develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

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

        The condensed consolidated financial statements at June 30, 2002, and for the three and nine months ended June 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2002. See discussion of restatement of condensed consolidated financial statements at Note 3.

2.    Summary of Significant Accounting Policies

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

Debt—Financing Agreements

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

3.    Restatements of Condensed Consolidated Financial Results

        On August 14, 2002, the Company announced that it was reviewing the accounting treatment for several transactions involving one of the Company's customers that originated in prior fiscal years. After the initial review of these transactions, the Company determined a restatement of previously issued financial results was required as a result of these transactions.

        In the course of the Company's review of its fiscal 2001 and 2000 consolidated financial statements the Company identified transactions for which accounting adjustments were necessary which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. These accounting adjustments are in addition to the transactions initially identified and considered at the time of the April 14, 2002 announcement.

        The following is a description of each of the restatement adjustment categories. The dollar effect of each of these adjustments on each fiscal period is described below under the heading Presentation of Restated Consolidated Financial Information.

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

        Previously, the Company concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make license payments that extend beyond twelve months, the fixed or determinable presumption had been overcome and software license fee revenue should be recognized upon delivery of the software, assuming that all other revenue recognition criteria had been met. Software license fee revenues recognized under these arrangements were referred to in the Company's previous filings with the SEC as "Recognized-Up-Front MLFs ("RUFs")." Software license fee revenues previously recognized as RUFs totaled approximately $9.6 million and $18.3 million during the nine months ended June 30, 2002 and 2001, respectively.

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

        Subscription Accounting.    The Company has certain software license arrangements in which the customer has the ability to receive additional unspecified products over a limited period. Previously the Company recognized software license fee revenue upon delivery of the initial products specified in the software license arrangement. SOP 97-2 states that the software license revenue under these arrangements should be recognized ratably over the term of the arrangement, beginning with the delivery of the first product. One of the software license arrangements identified is Digital Courier

Technologies, Inc. ("DCTI"). The Company's consolidated financial statements have been restated to recognize revenue from these arrangements ratably over the term of the arrangement.

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

Operating Expenses and Other

        Purchase Accounting.    The Company has adjusted the purchase accounting for the acquisitions of Insession Inc., SDM International, Inc. ("SDM") and MDL, which were made in fiscal 2001, 2000 and 1999, respectively. The adjustments relate to the determination of the fair market value of the TSA Class A Common Stock issued to the shareholders of SDM and MDL and the determination of the fair value of deferred revenue of Insession, Inc. These adjustments resulted in a net increase to the amount of purchase price allocated to goodwill. The Company based the valuation of the SDM and MDL acquisitions on the fair market value of the TSA Class A Common Stock given as consideration for the acquisitions. The acquisition of SDM was valued based upon the Company's stock price on the third day subsequent to the announcement of the transaction. The acquisition of MDL was valued based on an average of the Company's stock price for one day prior to and four days after the announcement of the transaction. The Company has re-measured the purchase price of each acquisition based on the average closing sale price of a share of TSA Class A Common Stock using a period beginning two days before and ending two days after the date of the announcement. Additionally, the deferred revenue of

Insession Inc. has been reduced to fair market value resulting in a reduction in previously recorded goodwill and previously recorded revenues.

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

        Capitalized Software.    Regency Systems, Inc, a wholly-owned subsidiary of the Company until February 2002, previously capitalized costs associated with the development of its Internet banking product. Regency began amortizing the capitalized software in the second quarter of fiscal 2001. Subsequent to the Internet banking product being made generally available for sale, Regency continued to capitalize software development costs that should have been expensed. Therefore, previously capitalized software development costs have been charged to research and development costs, and software amortization expense has been reversed. In addition, the Company was previously capitalizing costs associated with the development of the IntraNet CO-ach software product. It has been determined that these software costs should not have been capitalized as the underlying product was also part of an on-going international customer project under which the Company was recognizing revenue using percentage-of-completion contract accounting. Therefore, previously capitalized software development costs have been reclassified to cost of software license fees.

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

        Corporate Restructuring.    As described in Note 4, the Company has determined that certain previously recognized restructuring liabilities associated with the Company's fiscal 2001 restructuring plan did not meet the requirements for liability recognition at the commitment date. In certain cases, the original plan of workforce reductions was not in sufficient detail to ensure that significant changes to the plan were unlikely before completion and, in other cases, the requirements for notifying employees of the workforce reductions did not occur. The liabilities for restructuring activities also included other human resource, bad debt, warranty and operating expenses that either benefited future periods or were unrelated to exit activities in the restructuring plan. As a result, the Company has restated the consolidated financial statements to reduce the fiscal 2001 restructuring charge. Costs unrelated to exit activities under the restructuring plan have been reclassified to recognize the expense as incurred and classified separately from restructuring charges.

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

  Presentation of Restated Consolidated Financial Information

        The following table sets forth selected consolidated balance sheet data for the Company, showing the previously reported and restated amounts, at June 30, 2002 and September 30, 2001 (amounts in thousands):

As of June 30, 2002	As Previously Reported	Restated
Current assets:
Cash and cash equivalents	$59,268	$59,123
Marketable securities	2,960	5,212
Billed receivables, net	49,986	55,698
Accrued receivables	36,616	12,911
Deferred income taxes, net	9,550	25,744
Other	6,858	5,974

Total current assets	165,238	164,662
Property and equipment, net	12,444	12,444
Software, net	16,048	6,303
Goodwill, net	50,179	57,980
Long-term accrued receivables	18,320	—
Deferred income taxes, net	18,319	22,502
Other	3,983	3,774

Total assets	$284,531	$267,665

Current liabilities:
Current portion of debt—financing agreements	$—	$20,114
Line of credit	422	—
Accounts payable	7,476	7,656
Accrued employee compensation	9,561	5,171
Accrued liabilities	19,552	14,491
Income taxes payable	769	12,824
Deferred revenue	38,204	49,546
Other	—	367

Total current liabilities	75,984	110,169

Debt—financing agreements	—	28,435
Deferred revenue	8,365	27,163
Other	2,402	2,402

Total liabilities	86,751	168,169

Stockholders' equity:
Class A Common Stock	184	183
Treasury stock	(35,258)	(35,258)
Additional paid-in capital	223,541	228,168
Accumulated deficit	19,332	(84,984)
Accumulated other comprehensive loss	(10,019)	(8,613)

Total stockholders' equity	197,780	99,496

Total liabilities and stockholders' equity	$284,531	$267,665

As of September 30, 2001	As Previously Reported	Restated
Current assets:
Cash and cash equivalents	$32,252	$32,004
Marketable securities	2,650	4,765
Billed receivables, net	50,277	55,690
Accrued receivables	50,932	23,414
Deferred income taxes, net	8,700	10,589
Other	12,901	9,420

Total current assets	157,712	135,882
Property and equipment, net	14,580	14,474
Software, net	27,954	11,778
Goodwill, net	82,327	57,371
Deferred income taxes, net	13,627	47,097
Other	31,253	5,801

Total assets	$327,453	$272,403

Current liabilities:
Current portion of debt—financing agreements	$—	$13,104
Line of credit	12,000	12,000
Accounts payable	13,542	13,633
Accrued employee compensation	9,030	7,194
Accrued liabilities	23,369	18,130
Income taxes payable	—	2,013
Deferred revenue	35,857	47,358
Other	559	504

Total current liabilities	94,357	113,936
Debt—financing agreements	—	44,135
Long-term deferred revenue	12,610	28,544
Other	1,818	1,818

Total liabilities	108,785	188,433

Stockholders' equity:
Class A Common Stock	184	183
Treasury stock	(35,258)	(35,258)
Additional paid-in capital	222,501	227,126
Accumulated deficit	42,016	(99,196)
Accumulated other comprehensive loss	(10,775)	(8,885)

Total stockholders' equity	218,668	83,970

Total liabilities and stockholders' equity	$327,453	$272,403

        The following table sets forth selected unaudited consolidated quarterly financial data for the Company, showing previously reported amounts, restatement adjustments and restated amounts, for each quarter in the nine months ended June 30, 2002 and 2001 (amounts in thousands except per share amounts):

		Quarter Ended
	Nine Months Ended June 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenues, as previously reported	$195,959	$64,976	$65,673	$65,310
Fixed or determinable	16,534	3,174	7,017	6,343
VSOE	(1,303)	(461)	(1,490)	648
Customer acceptance	(123)	193	(44)	(272)
Collectibility	480	(21)	842	(341)
Contract accounting	702	1,070	(488)	120
Subscription accounting	1,511	531	449	531
Multiple-element arrangements	(155)	(346)	(329)	520
Delivery/term commencement	(205)	17	56	(278)
Gross versus net distributor arrangements	(904)	(280)	(359)	(265)
Other	(50)	88	(573)	435

Revenue adjustments	16,487	3,965	5,081	7,441

Total revenues, restated	212,446	68,941	70,754	72,751

Total operating expenses, as previously reported	191,875	61,833	63,971	66,071
Purchase accounting	(40)	1	1	(42)
Capitalized software	(1)	17	90	(108)
Bad debts	(5,262)	(3,838)	(137)	(1,287)
Accrued liabilities	(2,695)	743	(1,393)	(2,045)
FM set-up costs	(1,241)	(823)	(152)	(266)
Distributor commissions	(119)	178	(125)	(172)
Corporate restructuring	408	52	263	93
Software impairment	(2,816)	(946)	(930)	(940)
Gross versus net distributor arrangements	(904)	(280)	(359)	(265)
Other	(809)	(551)	(191)	(67)

Operating expense adjustments	(13,479)	(5,447)	(2,933)	(5,099)

Total operating expenses, restated	178,396	56,386	61,038	60,972

Operating income (loss), as previously reported	4,084	3,143	1,702	(761)
Revenue adjustments	16,487	3,965	5,081	7,441
Operating expense adjustments	13,479	5,447	2,933	5,099

Operating income (loss), restated	34,050	12,555	9,716	11,779

Total other income (expense), as previously reported	2,956	974	5,068	(3,086)
Interest income	(1,780)	(360)	(572)	(848)
Interest expense	(3,850)	(1,198)	(1,271)	(1,381)
Investments	451	1,098	(475)	(172)
Foreign currency	(883)	(829)	(25)	(29)
Regency gain	4,142	—	4,142	—
Other	(346)	(170)	87	(263)

Total other income (expense) adjustments	(2,266)	(1,459)	1,886	(2,693)

Total other income (expense), restated	690	(485)	6,954	(5,779)

Income (loss) before income taxes, as previously reported	7,040	4,117	6,770	(3,847)

Income (loss) before income taxes, restated	34,740	12,070	16,670	6,000

Income tax benefit (provision), as previously reported	(4,021)	(2,848)	(2,220)	1,047

Income tax benefit (provision), restated	(20,528)	(7,066)	(9,879)	(3,583)

Net income (loss), as previously reported	(22,685)	1,269	4,550	(28,504)

Net income (loss), restated	14,212	5,004	6,791	2,417

Earnings (loss) per share:
Basic, as previously reported	(0.64)	0.04	0.13	(0.81)

Basic, restated	0.40	0.14	0.19	0.07

Diluted, as previously reported	(0.64)	0.04	0.13	(0.81)

Diluted, restated	0.40	0.14	0.19	0.07

		Quarter Ended
	Nine Months Ended June 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000
		(Unaudited)	(Unaudited)	(Unaudited)
Total revenues, as previously reported	$224,799	$73,671	$76,492	$74,636
Fixed or determinable	3,602	(3,231)	9,012	(2,179)
VSOE	(7,837)	(1,203)	(6,278)	(356)
Customer acceptance	(749)	326	(671)	(404)
Collectibility	(950)	(185)	109	(874)
Contract accounting	(1,646)	(1,090)	(903)	347
Subscription accounting	790	411	205	174
Multiple-element arrangements	(431)	(405)	(691)	665
Delivery/term commencement	25	389	691	(1,055)
Other	(847)	(778)	190	(259)

Revenue adjustments	(8,043)	(5,766)	1,664	(3,941)

Total revenues, restated	216,756	67,905	78,156	70,695

Total operating expenses, as previously reported	249,413	93,177	77,676	78,560
Purchase accounting	1,965	842	703	420
Capitalized software	1,154	(182)	81	1,255
Bad debts	(9,569)	(8,554)	(431)	(584)
Accrued liabilities	(6,359)	(2,174)	250	(4,435)
FM set-up costs	(951)	(291)	(174)	(486)
Distributor commissions	177	324	19	(166)
Corporate restructuring	(1,280)	(1,280)	—	—
Goodwill impairment	6,252	6,252	—	—
Other	1,018	1,868	(197)	(653)

Operating expense adjustments	(7,593)	(3,195)	251	(4,649)

Total operating expenses, restated	229,316	77,478	77,927	73,911

Operating income (loss), as previously reported	(24,614)	(19,506)	(1,184)	(3,924)
Revenue adjustments	(8,043)	(5,766)	1,664	(3,941)
Operating expense adjustments	20,097	15,699	(251)	4,649

Operating income (loss), restated	(25,064)	(22,077)	229	(3,216)

Total other income (expense), as previously reported	(21,798)	(6,944)	(1,021)	(13,833)
Interest income	(1,870)	(1,383)	(143)	(344)
Interest expense	(3,961)	(1,335)	(1,317)	(1,309)
Goodwill impairment	6,252	6,252	—	—
Investments	418	(618)	(437)	1,473
Foreign currency	(25)	(132)	531	(424)
Regency gain	—	—	—	—
Other	(488)	9	(368)	(129)

Total other income (expense) adjustments	326	2,793	(1,734)	(733)

Total other income (expense), restated	(21,472)	(4,151)	(2,755)	(14,566)

Income (loss) before income taxes, as previously reported	(46,412)	(26,450)	(2,205)	(17,757)

Income (loss) before income taxes, restated	(46,536)	(26,228)	(2,526)	(17,782)

Income tax benefit (provision), as previously reported	6,941	4,935	(1,399)	3,405

Income tax benefit (provision), restated	(1,549)	(881)	(44)	(624)

Net income (loss), as previously reported	(39,471)	(21,515)	(3,604)	(14,352)

Net income (loss), restated	(48,085)	(27,109)	(2,570)	(18,406)

Earnings (loss) per share:
Basic, as previously reported	(1.17)	(0.61)	(0.10)	(0.45)

Basic, restated	(1.42)	(0.77)	(0.07)	(0.58)

Diluted, as previously reported	(1.17)	(0.61)	(0.10)	(0.45)

Diluted, restated	(1.42)	(0.77)	(0.07)	(0.58)

4.    Corporate Restructuring Charges and Asset Impairment Losses

        During fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices. These actions resulted in restructuring charges and asset impairment losses of $5.2 million (restated) and $0.7 million (restated), respectively, which is reflected in operating expenses in the accompanying statement of operations for the three months and nine months ended June 30, 2001. The allocation of these charges is as follows: $0.2 million in cost of maintenance and services, $0.3 million in research and development, $0.2 million selling and marketing, and $5.2 million in general and administrative.

        The following table summarizes the liability recognition related to the restructuring charges and subsequent activity related to these exit activities:

	Termination Benefits	Lease Obligations	Total
	(Restated)	(Restated)	(Restated)
Fiscal 2001 restructuring charges	$3,477	$1,768	$5,245
Forgiveness of former executive officer's note	(2,050)	—	(2,050)
Amounts paid during fiscal 2001	(1,397)	(177)	(1,574)
Other adjustments to previously recognized liabilities	—	(115)	(115)

Balance, September 30, 2001	30	1,476	1,506
Amounts paid during fiscal 2002	(30)	(273)	(303)

Balance, June 30, 2002	$—	$1,203	$1,203

        The Company also recorded asset impairment charges of $0.7 million (restated) for equipment and leasehold improvements that were abandoned in vacated office facilities.

        The Company terminated approximately 47 employees during fiscal 2001 as part of this restructuring process, including 37 employees in the ACI Worldwide business unit, one employee in the IntraNet business unit and nine employees in Corporate Services. Termination benefits do not include any amounts for employment related services prior to termination.

        In addition to these workforce reductions, termination benefits include $2.1 million (restated) of compensation expense related to the forgiveness of a note receivable from the Company's former Chief Executive Officer ("CEO"). The note forgiveness amount classified with restructuring expenses is net of compensation expense accruing to the CEO through the date of the severance agreement.

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

5.    Line of Credit Facilities

        During the three months ended June 30, 2002, the Company renewed its bank line of credit agreement with a United States bank, reducing the available credit amount pursuant to the agreement from $25.0 million to $15.0 million. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. As a result of the restatement discussed in Note 3 above, the Company will not be in compliance with the loan covenants and therefore the facility will not be available for borrowings. The

Company had no line of credit borrowings outstanding as of June 30, 2002. The Company also has a line of credit agreement with a foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.6 million as of June 30, 2002. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd.

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

6.    Debt—Financing Arrangements

        During the nine months ended June 30, 2002 and 2001, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately $7.6 million and $16.3 million, respectively. The amount of the proceeds received from the financing arrangements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds ranged from 6.5% to 7.8% in fiscal 2002, and 6.9% to 9.0% in fiscal 2001. In accordance with EITF 88-18, "Sales of Future Revenues," the Company has recorded the proceeds received from these financing arrangements as debt and reduces the debt principal as payments are made. Interest on the debt accrues monthly using the effective interest method. During the nine months ended June 30, 2002 and 2001, the Company recorded interest expense of $3.8 million and $4.0 million, respectively, related to these financing arrangements.

7.    Other Income and Expense

        Other (income) expense is comprised of the following items:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Other than temporary impairments of marketable investments	$—	$550	$—	$3,407
Other than temporary impairments of marketable equity securities	1,129	69	4,658	8,425
Write-off of Insession Technologies, Inc. IPO costs	—	—	—	1,898
Transfer of HHPC	—	1,154	—	1,154
Gain of sale of Regency (see Note 8)	(475)	—	(8,743)	—
Foreign currency transaction gains and losses	(999)	1,022	32	2,191
Other	(79)	13	25	113

Total	$(424)	$2,808	$(4,028)	$17,188

        During fiscal 2002 and 2001, the Company recorded non-operating, non-cash charges to earnings for the other than temporary decline in the market value of its investments in Nestor, Inc., Digital Courier Technologies, Inc. and S1 Corporation.

        During the course of fiscal 1998 through fiscal 2000, the Company made investments in various start-up technology companies. During fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies is which the Company had an ownership interest, the Company determined that the declines in the market values for these investments were other than temporary and charges to earnings for the impairments of these investments were required.

        The Company expensed costs of $1.9 million associated with the cancelled initial public offering ("IPO") of its wholly-owned subsidiary, Insession Technologies, Inc. in fiscal 2001.

        During fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $1.2 million to write off its investment, net of recorded goodwill. See Note 9.

        Included in marketable securities and recorded at current market value are 400,561 shares of S1 Corporation ("S1") common stock received in connection with the Company's sale of Regency. S1's share value has declined between the time the Regency transaction closed and June 30, 2002. Due to the short time the Company has owned these shares, the decline in the value of this investment has been treated as temporary, with unrealized losses included in accumulated other comprehensive loss in the stockholders' equity section of the financial statements. The Company will continue to evaluate its holding in S1 common stock for evidence of "other than temporary" impairment. If the Company determines that there is an impairment which is deemed to be "other than temporary", the Company will be required to record a non-cash charge to income for this impairment. The difference between the value of the S1 shares at the time of the acquisition and the fair market value as of August 9, 2002 is approximately $3.6 million to write off its investment, net of recorded goodwill. See Note 9.

8.    Gain on Sale of Subsidiary

        On February 14, 2002, the Company sold Regency Systems, Inc. ("Regency"), which sells voice and Internet banking solutions to small and mid-sized banks, to S1 Corporation ("S1"). Under the terms of the transaction, S1 acquired Regency for 400,561 unregistered shares of S1 common stock and $6.0 million in cash ($5.0 million net of expenses associated with the sale). In connection with this transaction, the Company recorded a gain of $8.7 million during the six months ended March 31, 2002.

        Under the terms of the Stock Purchase Agreement, if the fair value of the S1 common stock received (based on the average closing price for the 10 trading days immediately preceding the effective date of the registration statement for those shares) declined below $5.1 million, or $12.73 per share, then S1 would owe the Company the difference between $5.1 million and the fair value of the S1 common stock. Accordingly, due to the decrease in the fair value of its common stock, S1 paid the Company an additional $0.5 million in May 2002, which was recorded as a gain during the third quarter ended June 30, 2002. S1 shares are included in marketable securities and recorded at current market value. S1's share value has declined between the time the Regency transaction closed and June 30, 2002.

9.    Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances were as follows (in thousands):

	ACI Worldwide	Insession Technologies	MessagingDirect Ltd.	Health Payment Systems	Total
Balance, September 30, 2000, restated	$18,773	$36,595	$—	$7,294	$62,662
Additions	—	—	47,732	—	47,732
Foreign currency translation adjustments	(72)	—	(1,540)	—	(1,612)
Amortization	(2,839)	(4,773)	(6,139)	(1,042)	(14,793)
Impairment adjustments	—	—	(30,366)	(6,252)	(36,618)

Balance, September 30, 2001, restated	15,862	31,822	9,687	—	57,371
Foreign currency translation adjustments	217	—	392	—	609
Purchase price adjustment	—	—	—	—	—

Balance, June 30, 2002	$16,079	$31,822	$10,079	$—	$57,980

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

        Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets with indefinite lives acquired in business combinations. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives continue to be recognized as assets, but are not amortized as previously required by APB Opinion No. 17.

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

        The Company hired an independent consultant to perform valuations of the Company's reporting units that contained goodwill as of October 1, 2001. Completion of the initial step of testing indicated that the estimated fair value of the Company's reporting units exceeded their respective carrying amounts. Fair value was determined using a discounted cash flow methodology. To the extent that MDL is unable to achieve its forecasts, additional impairment losses may emerge. The MDL reporting unit is included within the ACI Worldwide business unit.

        Actual results of operations for the three and nine months ended June 30, 2002 and 2001, shown as if the Company had applied the nonamortization provisions of SFAS No. 142 during that period, are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Restated)		(Restated)
Net income (loss), as reported	$5,004	$(27,109)	$14,212	$(48,085)
Add back: goodwill amortization	—	4,650	—	10,571

Adjusted net income (loss)	$5,004	$(22,459)	$14,212	$(37,514)

Basic earnings (loss) per share:
Net income (loss), as reported	$0.14	$(0.77)	$0.40	$(1.42)
Goodwill amortization	—	0.13	—	0.31

Adjusted net income (loss)	$0.14	$(0.64)	$0.40	$(1.11)

Diluted earnings (loss) per share:
Net income (loss), as reported	$0.14	$(0.77)	$0.40	$(1.42)
Goodwill amortization	—	0.13	—	0.31

Adjusted net income (loss)	$0.14	$(0.64)	$0.40	$(1.11)

        In connection with adopting SFAS No. 142, the Company reassessed the useful lives of intangible assets subject to amortization, consisting only of internally-developed software and purchased software, and determined that they continue to be appropriate. The Company obtained $11.8 million of software for resale from the acquisition of MDL in fiscal 2001. Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. The gross carrying amount and accumulated amortization of software at each balance sheet date are as follows (in thousands):

	June 30, 2002	September 30, 2001
	(Restated)	(Restated)
Internally-developed software	$15,401	$15,277
Purchased software	42,961	42,328

	58,362	57,605
Less: accumulated amortization	(52,059)	(45,827)

Software, net	$6,303	$11,778

        In the fourth quarter of fiscal 2001, the Company performed an analysis of the carrying value of the software it acquired as part of the January 2001 MDL acquisition. The review consisted of comparing the unamortized capitalized cost of the MDL software to the net realizable value. The net realizable value was determined by estimating future gross revenues from the MDL software reduced by the estimated future costs of completing and disposing of the software, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. This analysis indicated an impairment of the software in the amount of $8.9 million.

        Software amortization expense recorded in the three and nine months ended June 30, 2002 was $1.3 million and $6.4 million, respectively. Estimated amortization expense for the remainder of fiscal 2002 and each of the five succeeding fiscal years is as follows (in thousands):

2002	$1,046
2003	3,758
2004	1,403
2005	96
2006	—
2007	—

10.  Common Stock and Earnings Per Share

        Exchangeable shares and options received by shareholders of MDL that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2001 and June 30, 2002 condensed consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three and nine months ended June 30, 2002 and 2001. Exchangeable shares and MDL options included in Class A Common Stock totaled 431,449 shares and 15,317 options as of June 30, 2002, and 650,146 shares and 20,040 options as of September 30, 2001.

        EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three and nine months ended June 30, 2002, which amounted to approximately 380,000 and 273,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. For the three and nine months ended June 30, 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were anti-dilutive due to the net loss from continuing operations. Weighted average shares from stock options of 1,471,000 and 1,617,000 were excluded from the computation of diluted EPS for the three and nine months ended June 30, 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares. For the three and nine months ended June 30, 2001, basic and diluted EPS are the same, as any outstanding dilutive securities were not antidilutive due to the net loss from continuing operations in both periods.

11.  Comprehensive Income/Loss

        The Company's components of other comprehensive income/loss were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$5,004	$(27,109)	$14,212	$(48,405)
Other comprehensive income (loss):
Foreign currency translation adjustments	(793)	212	484	(3,168)
Change in unrealized loss on investments	(2,817)	1,537	(212)	4,197

Comprehensive income (loss)	$1,394	$(25,360)	$14,484	$(47,376)

        The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
	(Restated)	(Restated)	(Restated)
Balance, September 30, 2001	$(6,288)	$(2,597)	$(8,885)
Fiscal 2002 year-to-date activity	484	(4,881)	(4,397)
Reclassification adjustment for loss included in net loss	—	4,669	4,669

Balance, June 30, 2002	$(5,804)	$(2,809)	$(8,613)

12.    Segment Information

        The Company's products and services are currently organized within three business units: (1) ACI Worldwide, (2) Insession Technologies and (3) IntraNet, Inc. ACI Worldwide products represent the Company's largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and -e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from traditional point of sale devices, wireless devices and the Internet; handle PC and phone banking transactions; control fraud and money laundering; process electronic benefit transfer transactions; authorize checks; establish frequent shopper programs; automate settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. MDL activities are included in the ACI Worldwide business unit. Insession Technologies products facilitate communication, data movement, monitoring of systems and business process automation across computing systems, involving mainframes, distributed computing networks and the Internet. IntraNet, Inc. products offer high-value payments processing, bulk/recurring payments processing, wire room processing, global messaging, integration payments management and continuous link settlement processing.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
ACI Worldwide	$51,899	$49,587	$158,814	$161,595
Insession Technologies	7,669	9,553	25,687	29,365
IntraNet, Inc.	9,373	8,654	27,945	25,151
Health Payment Systems	—	111	—	645

	$68,941	$67,905	$212,446	$216,756

Operating income (loss):
ACI Worldwide	$9,791	$(14,197)	$26,729	$(11,918)
Insession Technologies	1,771	(868)	5,010	(1,822)
IntraNet, Inc.	993	19	2,311	(2,143)
Health Payment Systems	—	(7,031)	—	(9,181)

	$12,555	$(22,077)	$34,050	$(25,064)

        Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The

following are revenues for the periods indicated and long-lived assets at each balance sheet date for these geographic regions (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
United States	$26,336	$32,264	$89,629	$95,890
Other Americas	16,963	8,821	37,512	28,643

Total Americas	43,299	41,085	127,141	124,533
EMEA	18,429	19,118	64,178	70,617
Asia/Pacific	7,213	7,702	21,127	21,606

	$68,941	$67,905	$212,446	$216,756

	June 30, 2002	Sept. 30, 2001
Long-lived assets:
United States	$60,651	$66,460
Other Americas	7,185	7,254

Total Americas	67,836	73,714
EMEA	11,903	14,772
Asia/Pacific	762	938

	$80,501	$89,424

13.    Accounting Pronouncements Issued But Not Yet Effective

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

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management is still evaluating the impact of this statement on the consolidated financial statements of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments and e-commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets. Most of the Company's products are sold and supported through distribution networks covering three geographic regions—the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks.

        As discussed in Note 3 to the consolidated condensed financial statements, the Company has identified transactions requiring accounting adjustments, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001, 2000, 1999 and 1998, as well as restatements of previously announced quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000.

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

        The following are revenues and operating income (loss) for these business units for the three and nine months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
ACI Worldwide	$51,899	$49,587	$158,814	$161,595
Insession Technologies	7,669	9,553	25,687	29,365
IntraNet, Inc.	9,373	8,654	27,945	25,151
Health Payment Systems (HHPC only)	—	111	—	645

	$68,941	$67,905	$212,446	$216,756

Operating income (loss):
ACI Worldwide	$9,791	$(14,197)	$26,729	$(11,918)
Insession Technologies	1,771	(868)	5,010	(1,822)
IntraNet, Inc.	993	19	2,311	(2,143)
Health Payment Systems (HHPC only)	—	(7,031)	—	(9,181)

	$12,555	$(22,077)	$34,050	$(25,064)

Results of Operations

        As discussed in further detail in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the first nine months of fiscal 2002 and 2001. The effects of these restatements are reflected in the following table, which sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands).:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2002		2001		2002		2001
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
License fees	$38,706	56.1	$34,547	50.9	$119,152	56.1	$118,619	54.7
Maintenance fees	18,175	26.4	16,651	24.5	55,656	26.2	49,256	22.7
Services	12,060	17.5	16,707	24.6	37,638	17.7	48,881	22.6

Total revenues	68,941	100.0	67,905	100.0	212,446	100.0	216,756	100.0

Expenses:
Cost of software license fees	6,673	9.7	11,002	16.2	23,838	11.2	33,547	15.5
Cost of maintenance and services	14,441	20.9	18,606	27.4	45,885	21.6	54,914	25.3
Research and development	8,711	12.6	10,854	16.0	26,678	12.6	32,357	14.9
Selling and marketing	15,033	21.8	19,552	28.8	45,325	21.3	57,802	26.7
General and administrative	11,528	16.7	19,066	28.1	36,670	17.3	46,377	21.4
Amortization of goodwill	—	—	4,650	6.8	—	—	10,571	4.9
Impairment of goodwill	—	—	6,252	9.2	—	—	6,252	2.9

Total expenses	56,386	81.8	89,982	132.5	178,396	84.0	241,820	111.6

Operating income (loss)	12,555	18.2	(22,077)	(32.5)	34,050	16.0	(25,064)	(11.6)

Other income (expense):
Interest income	404	0.6	342	0.5	1,044	0.5	1,394	0.6
Interest expense	(1,313)	(1.9)	(1, 685)	(2.5)	(4,376)	(2.0)	(5,678)	(2.6)

Other	424	0.6	(2,808)	(4.1)	4,022	1.9	(17,188)	(7.9)

Total other income (expense)	(485)	(0.7)	(4,151)	(6.1)	690	0.4	(21,472)	(9.9)

Income (loss) before income taxes	12,070	17.5	(26,228)	(38.6)	34,740	16.4	(46,536)	(21.5)
Income tax benefit (provision)	(7,066)	(10.2)	(881)	1.3	(20,528)	(9.7)	(1,549)	0.7

Net income (loss)	$5,004	7.3%	$(27,109)	(39.9)%	$14,212	6.7%	$(48,085)	(22.2)%

        Revenues.    Total revenues for the third quarter of fiscal 2002 increased $1.0 million, or 1.5%, from the comparable period in fiscal 2001. Total revenues for the first nine months of fiscal 2002 decreased $4.3 million, or 2.0%, from the comparable period in fiscal 2001. The three-month increase is the result of a $4.2 million, or 12.0%, increase in software license fees revenue and a $1.5 million, or 9.2%, increase in maintenance fee revenue, offset by a $4.7 million, or 27.8%, decrease in services fees revenue. The nine-month decrease is the result of a $0.5 million, or 0.5%, increase in software license fees revenue and a $6.4 million, or 13.0%, increase in maintenance fee revenue, offset by a $11.2 million, or 23.0%, decrease in services revenue. Approximately $3.7 million of the decrease in total revenues for first nine months of fiscal 2002 was due to the sale of Regency in February 2002, which was part of the ACI Worldwide business unit.

        The increase in software license fee revenues for the third quarter and first nine months of fiscal 2002, as compared to the same periods in fiscal 2001, is primarily the result of an increase in demand for ACI Worldwide's and IntraNet, Inc's products offset by a decrease in demand for Insession Technologies' products.

        The increase in demand for ACI Worldwide's products is due to an increase in demand for its Payment Engine products in the Americas region offset by a decrease in demand for these products in the EMEA region. The decrease in EMEA is due to current economic conditions that have caused customers to forecast a slowing of electronic transaction volume growth. As a result, these customers have reduced their information technology budgets and spending commitments.

        The decrease in Insession Technologies' software license fees revenues is primarily due to a decrease in demand for its ICE product line as a result of the same economic conditions facing the ACI Worldwide EMEA unit.

        The increase in IntraNet, Inc.'s software license fees revenues is primarily the result of migrating its customers from the Digital VAX-based MTS product to the new RS6000-based MTS product.

        The increase in maintenance fee revenues is due to the growth in the installed base of the Company's software products in all three of its business units.

        The decrease in services revenues for the third quarter and first nine months of fiscal 2002, as compared to the same periods in fiscal 2001, is primarily the result of a decreased demand for technical and project management services. This decreased demand is primarily due to: (1) increased competition in the marketplace by companies that offer services work at lower rates, (2) many larger customers increasing their internal staffs in order to reduce their dependence on external resources and (3) general decreases in worldwide demand for services as a result of depressed economic conditions.

        Expenses.    Total operating expenses for the third quarter of fiscal 2002 decreased $22.7 million, or 28.7%, as compared to the third quarter of fiscal 2001 (excluding $4.7 million of goodwill amortization and $6.3 million of goodwill impairment in the third quarter of fiscal 2001). Total operating expenses for the first nine months of fiscal 2002 decreased $46.6 million, or 20.7%, as compared to the first nine months of fiscal 2001 (excluding $10.6 million of goodwill amortization and $6.3 million of goodwill impairment in the first nine months of fiscal 2001). During the third quarter of fiscal 2001, the Company implemented a restructuring plan whereby it closed or significantly reduced the size of certain product development organizations and geographic sales offices, and made executive management changes. These actions have caused the Company's overall operating expenses to decline. Approximately $2.5 million of the decrease in operating expenses for the third quarter of fiscal 2002 and $4.1 million of the decrease in operating expenses for the first nine months of fiscal 2002 was due to the sale of Regency.

        Cost of software license fees for the third quarter of fiscal 2002 decreased $4.3 million, or 39.3%, as compared to the third quarter of fiscal 2001. Cost of software license fees for the first nine months of fiscal 2002 decreased $9.7 million, or 28.9%, as compared to the first nine months of fiscal 2001. This decrease was due primarily to a decrease in personnel-related expenses, a decrease in MDL software amortization and a decrease in costs associated with the development of the Company's e-commerce product set.

        Cost of maintenance and services for the third quarter of fiscal 2002 decreased $4.2 million, or 22.4%, as compared to the third quarter of fiscal 2001. Cost of maintenance and services for the first nine months of fiscal 2002 decreased $9.0 million, or 16.4%, as compared to the first nine months of fiscal 2001. These decreases were the result of fewer staff needed to support the Company's ACI Worldwide and Insession Technologies services-related business.

        Research and development ("R&D") costs for the third quarter of fiscal 2002 decreased $2.1 million, or 19.7%, as compared to the third quarter of fiscal 2001. R&D costs for the first nine months of fiscal 2002 decreased $5.7 million, or 17.6%, as compared to the first nine months of fiscal 2001. The Company terminated further development of certain products as part of the fiscal 2001 corporate restructuring, causing this decrease. R&D costs as a percentage of total revenues for the three and nine months ended June 30, 2002 were 12.6% and 12.6%, respectively, as compared to 16.0% and 14.9%, respectively, for comparable periods of fiscal 2001. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. The Company capitalized $1.2 million of software development costs in the first nine months of fiscal 2001. The Company did not capitalize software development costs in the nine months ended June 30, 2002 as no new products reached technological feasibility during the nine months.

        Selling and marketing costs for the third quarter of fiscal 2002 decreased $4.5 million, or 23.1%, as compared to the third quarter of fiscal 2001. Selling and marketing costs for the first nine months of fiscal 2002 decreased $12.5 million, or 21.6%, as compared to the first nine months of fiscal 2001. Selling and marketing costs, excluding restructuring charges in fiscal 2001, as a percentage of total revenues for the first nine months of fiscal 2002 were 21.3% compared to 26.7% for the first nine months of fiscal 2001. These decreases are the result of various cost reduction efforts, including reductions in sales staff and related travel and entertainment costs.

        General and administrative costs for the third quarter of fiscal 2002 decreased $7.5 million, or 39.5%, as compared to the third quarter of fiscal 2001. General and administrative costs for the first nine months of fiscal 2002 decreased $9.7 million, or 20.9%, as compared to the first nine months of fiscal 2001. These decreases were attributable to reductions in personnel and occupancy costs resulting from the fiscal 2001 corporate restructuring, as well as a decrease in bad debts expense. General and administrative costs for the third quarter of fiscal 2001 included $5.2 million of costs associated with restructuring activities.

        Other Income and Expense.    Interest income for the first nine months of fiscal 2002 decreased $0.4 million, or 25.1%, as compared to the first nine months of fiscal 2001. Interest expense decreased $1.3 million, or 22.9%, as compared to the first nine months of fiscal 2001. The decrease was attributable to line of credit payments that reduced the outstanding balance to zero at June 30, 2002, offset by an increase in interest expense from debt-financing arrangements.

        Other (income) expense is comprised of the following items:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
Other than temporary impairments of marketable equity securities	$1,129	$69	$4,658	$8,425
Other than temporary impairments of marketable investments	—	550	—	3,407
Write-off of Insession Technologies, Inc. IPO costs	—	—	—	1,898
Transfer of HHPC	—	1,154	—	1,154
Gain of sale of Regency	(475)	—	(8,740)	—
Foreign currency transaction gains and losses	(999)	1,022	32	2,191
Other	(79)	13	28	113

Total	$(424)	$2,808	$(4,022)	$17,188

        During fiscal 2002 and 2001, the Company recorded non-operating, non-cash charges to earnings for the other than temporary decline in the market value of its investments in Nestor, Inc., Digital Courier Technologies, Inc. and S1 Corporation.

        During the course of fiscal 1998 through fiscal 2000, the Company made investments in various start-up technology companies. During fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies is which the Company had an ownership interest, the Company determined that the declines in the market values for these investments were other than temporary and charges to earnings for the impairments of these investments were required.

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

        Income Taxes.    The effective tax rate for the first nine months of fiscal 2002 was approximately 58% as compared to 3% for the first nine months of fiscal 2001. The effective tax rate for the first nine months of fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, foreign tax rate differentials and gain on sale of subsidiary. The effective tax rate for the first nine months of fiscal 2001 was primarily impacted by non-recognition of tax benefits for the other than temporary impairments of investments and marketable securities, non-deductible amortization expense associated with acquisitions and non-recognition of tax benefits for operating losses in certain foreign locations.

        Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of its deferred tax assets. As of June 30, 2002, the Company has deferred tax assets of $51.1 million (net of $60.0 million valuation allowance) and deferred tax liabilities of $2.9 million. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because other factors unforeseen today may affect future taxable income, additional increases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

        As of June 30, 2002, the Company's principal sources of liquidity consisted of $59.1 million in cash and cash equivalents, and available bank lines of credit. The Company has a $15.0 million bank line of credit agreement with a United States bank secured by certain trade receivables of TSA. This credit agreement provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. The Company also has a line of credit agreement with a foreign bank in the amount of 3.0 million British Sterling, which translates to approximately $4.6 million as of June 30, 2002. The foreign credit agreement requires the Company to maintain minimum tangible net worth within the Company's wholly-owned subsidiary, ACI Worldwide (EMEA) Ltd. There are no line of credit borrowings outstanding as of June 30, 2002. As a result of the restatement, the Company will not be in compliance with the loan covenants and therefore the facility will not be available for borrowings. The Company had no line of credit borrowings outstanding as of June 30, 2002. The U.S. credit facility expires in June 2003 and the foreign credit facility expires in October 2002. The Company believes that the foreign line of credit will be renewed at an amount consistent with the current amount.

        The Company's net cash flows provided by operating activities for the first nine months of fiscal 2002 amounted to $43.7 million as compared to $2.4 million provided by operating activities during the first nine months of fiscal 2001. The improvement in operating cash flows in the first nine months of fiscal 2002 as compared to fiscal 2001 resulted primarily from improved income from continuing operations, excluding depreciation, amortization, and asset impairments. In fiscal 2001, in an effort to enhance upfront software license fee payments, the Company adopted an initiative to pursue up-front payment options for its software licensing rather than extended payment options. Under the up-front payment option, the licensee pays the license fees at the beginning of the software term, whereas under the extended payment option, the licensee pays a portion of the software license fees at the beginning of the software term and the remaining portion over the software license term.

        In the past, an important contributor to the cash management program has been the Company's sale of rights to future payment streams under software license arrangements with extended payment terms to financial institutions whereby an interest in its accrued receivables is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. During the first nine months of fiscal 2002 and 2001, the Company generated operating cash flows from the factoring of accrued receivables of $7.6 million and $17.0 million, respectively.

        The Company's net cash flows provided by investing activities totaled $2.2 million for the first nine months of fiscal 2002 as compared to net cash flows used in investing activities of $3.9 million during the comparable period of fiscal 2001. This change is due primarily to proceeds the Company received from the sale of Regency and note receivable repayments.

        The Company's net cash flows used in financing activities totaled $19.3 million for the first nine months of fiscal 2002 as compared to $6.4 million provided by financing activities during the comparable period of fiscal 2001. During the first nine months of fiscal 2002, the Company made payments on its bank line of credit facilities of $12.0 million as compared to $2.9 million during the comparable period of fiscal 2001. In addition, during the first nine months of fiscal 2002, the Company had net payments on debt-financing agreements of $8.7 million in 2002 as compared to net receipts of $7.6 million during the comparable period of 2001.

        The Company believes that its existing sources of liquidity, including cash provided by operating activities along with cash generated from its factoring program, will satisfy the Company's projected short and long-term liquidity requirements for the foreseeable future.

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

  •
  The Company has restated certain of its prior financial statements as a result of reevaluating the accounting for several historical transactions. The Company is uncertain whether the class action lawsuits, change in the application of accounting principles and/or the restatement of prior period financial results will have a material adverse effect on the Company's customer, supplier or other business relationships.

  •
  As a result of the Company's restatement of its prior consolidated financial statements, it is likely that the Company will be subject to inquiry or investigation by governmental authorities, including the Securities and Exchange Commission. The Securities and Exchange Commission has informally contacted the Company about the restatement process, but the Company has not been notified of a formal inquiry or investigation. In the event that the Company is subject to such an inquiry or investigation, the Company will fully cooperate with such inquiry or investigation. There is risk that such an inquiry or investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business.

  •
  New accounting standards, or additional interpretations or guidance regarding existing standards, could be issued in the future, which could lead to unanticipated changes in the Company's current financial accounting policies. These changes could affect the timing of revenue or expense recognition and cause fluctuations in operating results.

  •
  No assurance can be given that operating results will not vary. Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry. The Company's stock price may also become volatile, in part, due to the announced change in the application of certai n accounting principles and/or the restatement of prior period financial results.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	10.38	First Amendment to Credit Agreement with U.S. Bank National Association*
	99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*—Previously filed with Form 10-Q
(b)	Reports on Form 8-K:

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory D. Derkacht, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Transaction Systems Architects, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: January 13, 2003	/s/ GREGORY D. DERKACHT Gregory D. Derkacht Chief Executive Officer, President and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dwight G. Hanson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Transaction Systems Architects, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: January 13, 2003	/s/ DWIGHT G. HANSON Dwight G. Hanson, Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
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
TRANSACTION SYSTEMS ARCHITECTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER