Form 10-Q
period 2002-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2003-02-13
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes         No   X

As of January 31, 2003, there were 35,458,809 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 7,680 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,122	$87,894
Marketable securities	3,187	3,757
Billed receivables, net	50,771	35,755
Accrued receivables	10,613	13,132
Deferred income taxes, net	18,211	17,554
Other	4,803	4,560

Total current assets	175,707	162,652
Property and equipment, net	10,981	11,597
Software, net	4,878	5,609
Goodwill, net	56,194	55,947
Deferred income taxes, net	26,174	27,546
Other	2,874	3,168

Total assets	$276,808	$266,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt - financing agreements	$16,250	$18,444
Accounts payable	7,214	7,348
Accrued employee compensation	7,717	7,583
Accrued liabilities	11,556	11,494
Income taxes payable	5,135	7,847
Deferred revenue	82,225	59,598
Other	823	872

Total current liabilities	130,920	113,186
Debt - financing agreements	22,423	24,866
Deferred revenue	16,623	23,860
Other	1,561	1,749

Total liabilities	171,527	163,661

Contingencies (Note 11)
Stockholders' equity:
Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 36,928,954 and 36,887,805 shares issued at December 31, 2002 and September 30, 2002, respectively	183	183
Treasury stock, at cost, 1,476,145 shares	(35,258)	(35,258)
Additional paid-in capital	228,744	228,465
Accumulated deficit	(80,932)	(83,927)
Accumulated other comprehensive loss, net	(7,456)	(6,605)

Total stockholders' equity	105,281	102,858

Total liabilities and stockholders' equity	$276,808	$266,519

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001
		(Restated)
Revenues:
Software license fees	$31,330	$40,831
Maintenance fees	18,604	18,782
Services	12,555	13,624

Total revenues	62,489	73,237

Expenses:
Cost of software license fees	5,939	9,218
Cost of maintenance and services	14,808	16,038
Research and development	7,950	9,049
Selling and marketing	13,736	14,257
General and administrative	12,583	12,896

Total expenses	55,016	61,458

Operating income	7,473	11,779

Other income (expense):
Interest income	310	311
Interest expense	(956)	(1,619)
Other, net	(1,139)	(4,471)

Total other income (expense)	(1,785)	(5,779)

Income before income taxes	5,688	6,000
Income tax provision	(2,693)	(3,583)

Net income	$2,995	$2,417

Earnings per share information:
Weighted average shares outstanding:
Basic	35,437	35,255

Diluted	35,550	35,461

Earnings per share:
Basic	$0.08	$0.07

Diluted	$0.08	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended December 31,
	2002	2001
		(Restated)
Cash flows from operating activities:
Net income	$2,995	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,312	1,671
Amortization	1,265	3,290
Impairments of marketable equity securities	—	3,073
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(12,497)	5,187
Other current and noncurrent assets	(1,943)	(7,247)
Accounts payable	(134)	(4,018)
Deferred revenue	15,390	795
Income taxes	(1,997)	12,932
Other current and noncurrent liabilities	207	(1,500)

Net cash provided by operating activities	4,598	16,600

Cash flows from investing activities:
Purchases of property and equipment, net	(591)	(2,334)
Purchases of software	(32)	(590)
Other, net	174	26

Net cash used in investing activities	(449)	(2,898)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	273	302
Proceeds from exercise of stock options	6	21
Repayments on line of credit	—	(7,000)
Proceeds from debt - financing agreements	—	5,777
Payments on debt - financing agreements	(4,637)	(8,685)
Other, net	(248)	744

Net cash used in financing activities	(4,606)	(8,841)

Effect of exchange rate fluctuations on cash	685	(370)

Net increase in cash and cash equivalents	228	4,491
Cash and cash equivalents, beginning of period	87,894	32,004

Cash and cash equivalents, end of period	$88,122	$36,495

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of Business

        Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as "TSA" or the "Company"), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets.

Consolidated Financial Statements

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at December 31, 2002, and for the three months ended December 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to current presentation.

        The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2003.

        During fiscal 2002, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements, including previously reported amounts for the three months ended December 31, 2001 (see Note 10 for further discussion).

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

        When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and the relevant guidance provided by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accounting for services delivered over time under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage of completion computation because it cannot be presumed that those fees are fixed or determinable.

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

Recent Accounting Pronouncements

        In October 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which requires (1) that reimbursements received for out-of-pocket expenses be classified as revenue, rather than as a reduction of expenses, and (2) upon adoption, comparative financial statements for prior periods be reclassified to comply with the guidance of EITF 01-14. As a result of adopting EITF 01-14, results for the three months ended December 31, 2001 were restated to increase revenues and increase operating expenses by $486,000. The adoption of EITF 01-14 had no effect on net income.

        In June 2002, the FASB released Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 addresses involuntary one-time employee termination benefits, costs to terminate a contract that is not a capital lease, and other associated exit costs. Existing accounting guidelines require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred and can be measured at fair value. The Company is required to be in conformity with the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations. The company will apply the provisions of SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's fiscal year ending September 30, 2003, with disclosure provisions for interim periods beginning after December 15, 2002. The Company does not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, does not expect the measurement provisions of SFAS No. 148 to affect the Company's financial position or results of operations. The Company will include disclosures required by SFAS No. 148 in future interim financial statements, beginning with the quarterly period ending March 31, 2003.

2.    Corporate Restructuring Charges and Asset Impairment Losses

        During fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2002 (in thousands):

Lease Obligations
Balance, September 30, 2002	$1,047
Amounts paid year-to-date during fiscal 2003	(84)

Balance, December 31, 2002	$963

        The liability for lease obligations relates to the abandonment or reduction of office facilities with lease terms ending on various dates through March 2005, net of expected third-party purchases or subleases, and an estimated lease termination loss for the corporate aircraft. The Company continues to seek subleases for certain of the properties as well as an exit to the corporate aircraft lease. The final settlement of these obligations may result in adjustments to these liabilities.

3.    Line of Credit Agreement

        The Company has a $15.0 million bank line of credit agreement with a United States bank that expires in June 2003. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. As a result of the restatement of its consolidated financial statements during fiscal 2002, the Company is not in compliance with the debt covenants as of December 31, 2002. Interest on this credit facility, which is payable monthly, accrues at an annual rate, selected by the Company, equal to either the bank's prime rate or the LIBOR rate plus 2%. The Company had no line of credit borrowings outstanding on this credit facility during the three months ended December 31, 2002. During the three months ended December 31, 2001, the Company recorded interest expense and related fees of $128,000 related to its line of credit facilities.

4.    Goodwill and Software

        Changes to the carrying amount of goodwill during the three months ended December 31, 2002 resulted only from foreign currency translation adjustments.

        The gross carrying amount and accumulated amortization of the Company's intangible assets that are subject to amortization at each balance sheet date, consisting only of software, are as follows (in thousands):

	Dec. 31, 2002	Sept. 30, 2002
Internally-developed software	$15,425	$15,372
Purchased software	43,527	43,312

	58,952	58,684
Less: accumulated amortization	(54,074)	(53,075)

Software, net	$4,878	$5,609

        Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three months ended December 31, 2002 was $0.8 million. Based on capitalized software at December 31, 2002, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2003 and in succeeding fiscal years is as follows (in thousands):

2003	$2,389
2004	1,943
2005	546
Thereafter	—

5.    Debt—Financing Agreements

        During the three months ended December 31, 2001, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately $5.8 million. The Company did not sell any rights to future payment streams under software license arrangements with extended payment terms during the three months ended December 31, 2002. The amount of the proceeds received from the financing arrangements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds during the three months ended December 31, 2001 ranged from 6.8% to 7.75%. During the three months ended December 31, 2002 and 2001, the Company recorded interest expense of $0.9 million and $1.4 million, respectively, related to debt—financing arrangements.

6.    Common Stock and Earnings Per Share

        Exchangeable shares and options to purchase shares of Class A Common Stock (at an exercise price of one cent per share) received by shareholders of MessagingDirect Ltd. ("MDL") that have not yet been converted into TSA Class A Common Stock are included in Class A Common Stock for presentation purposes on the December 31, 2002 and September 30, 2002 consolidated balance sheets. Exchangeable shares and MDL options included in Class A Common Stock totaled 7,680 options as of December 31, 2002, and 73,909 shares and 11,010 options as of September 30, 2002. There were no outstanding exchangeable shares at December 31, 2002.

        Earnings per share ("EPS") has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). Exchangeable shares and options received by shareholders of MDL that have not yet been converted into TSA Class A Common Stock are included in common shares outstanding for EPS computations. The differences between the basic and diluted EPS denominators for the three months ended December 31, 2002 and 2001, which amounted to approximately 110,000 and 206,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Weighted average shares from stock options of 5,213,000 and 1,606,000 were excluded from the computation of diluted EPS for the three months ended December 31, 2002 and 2001, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

7.    Comprehensive Income/Loss

        The Company's components of other comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
		(Restated)
Net income	$2,995	$2,417
Other comprehensive income (loss):
Foreign currency translation adjustments	(455)	693
Change in unrealized loss on investments	(396)	2,463

Comprehensive income	$2,144	$5,573

        The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2002	$(6,162)	$(443)	$(6,605)
Fiscal 2003 year-to-date activity	(455)	(396)	(851)

Balance, December 31, 2002	$(6,617)	$(839)	$(7,456)

8.    Income Taxes

        The effective tax rate for the first quarter of fiscal 2003 was approximately 47.3% as compared to 59.7% for the same period of fiscal 2002. The effective tax rate for the first quarter of fiscal 2003 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The effective tax rate for the first quarter of fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, foreign tax rate differentials and gain on sale of subsidiary.

9.    Segment Information

        The Company has three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. ACI Worldwide products represent the Company's largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet products offer high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

        The Company's chief operating decision makers review business unit financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company's consolidated revenue during the three months ended December 31, 2002 and 2001. The following are revenues and operating income for these business units for the periods indicated (in thousands):

	Three Months Ended December 31,
	2002	2001
		(Restated)
Revenues:
ACI Worldwide	$45,606	$55,325
Insession Technologies	7,000	8,096
IntraNet	9,883	9,816

	$62,489	$73,237

Operating income:
ACI Worldwide	$4,910	$9,435
Insession Technologies	849	931
IntraNet	1,714	1,413

	$7,473	$11,779

        Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues for the periods indicated and long-lived assets at each balance sheet date for these geographic regions (in thousands):

	Three Months Ended December 31,
	2002	2001
		(Restated)
Revenues:
United States	$29,875	$33,259
Other Americas	7,467	9,803

Total Americas	37,342	43,062
EMEA	16,889	22,708
Asia/Pacific	8,258	7,467

	$62,489	$73,237

	Dec. 31, 2002	Sept. 30, 2002
Long-lived assets:
United States	$57,332	$57,616
Other Americas	6,095	6,098

Total Americas	63,427	63,714
EMEA	10,598	11,805
Asia/Pacific	902	802

	$74,927	$76,321

10.    Restatement of Consolidated Financial Results

        During fiscal 2002, in the course of the Company's review of its consolidated financial statements, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously reported quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. The following is a description of the restatement adjustment categories. The dollar effect of adjustments within each category for the three months ended December 31, 2001 is shown below under the heading Presentation of Restated Consolidated Financial Information.

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

        Previously, the Company concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make license payments that extend beyond twelve months, the fixed or determinable presumption had been overcome and software license fee revenue should be recognized upon delivery of the software, assuming that all other revenue recognition criteria had been met. Software license fee revenues recognized under these arrangements were referred to in the Company's previous filings with the SEC as "Recognized-Up-Front MLFs ("RUFs")." Software license fee revenues previously recognized as RUFs totaled approximately $4.0 million during the three months ended December 31, 2001.

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

        Under the Company's previous accounting, the license fee revenue recognized-up-front was generally the net present value of the monthly license fee ("MLF") payments. The difference between the payments to be received from the customer and the amount of license fee revenue recognized was accounted for as interest income using the effective interest rate method. The revised treatment for these arrangements has resulted in a reduction in interest income for the amounts previously recorded under these arrangements. In addition, the Company previously sold the MLF payment stream for certain of these previously recognized software license arrangements. The previous treatment resulted in the derecognition of the transferred asset accounts receivable following the sale of the MLF receivable. The revised treatment for these arrangements has resulted in the recording of periodic interest expense for the difference between the proceeds received under the factoring arrangements and the license fee revenues recognized under the arrangements. Due to the Company's continuing involvement in the maintenance services, the cash proceeds have been recorded as debt - financing agreements.

        VSOE.    The Company's software license arrangements typically include the licensing of software and providing of PCS. The bundled software license arrangements generally have a separate stated term for the software license and the PCS. The software license term generally ranges from 12 to 60 months, although some arrangements have a software license term extending beyond 60 months. The PCS term is generally 12 to 24 months, although certain of these arrangements have a PCS term that is the same as the software license term.

        SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company's products, VSOE of the fair value of PCS is determined by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company's normal pricing practices. In arrangements where a one-year term license is bundled with PCS or the initial PCS term is relatively long (i.e., greater than fifty percent) compared to the license term, the Company has determined that it does not have VSOE of the PCS element from renewal terms, and license fee and PCS revenues have been restated and recognized ratably over the PCS period.

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

        Contract Accounting.    SOP 97-2 requires that an arrangement to deliver software that requires significant production, modification, or customization of software should be accounted for in accordance with ARB No. 45 and the relevant guidance provided by SOP 81-1. This guidance is often referred to as contract accounting. The Company has certain software license arrangements, which are subject to contract accounting. Although payment terms are generally spread out over time in contract accounting, the concepts and risks of extended payment terms also apply to arrangements accounted for under contract accounting. The Company has determined that certain of its contract accounting arrangements contain extended payment terms and therefore the associated fees are not considered fixed or determinable. In addition, the Company previously recognized revenue up-front on certain contracts that required significant production, modification, or customization. The Company's consolidated financial statements have been restated to (1) revise the estimated total revenue under the contract which was used in the current percentage complete computations to exclude amounts due under extended payment terms, and (2) recognize revenue based on percentage completion estimated for those contracts in which revenue was previously recorded when the software was delivered even though significant customization of the delivered software was required.

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

        These purchase accounting adjustments resulted in increases to goodwill, goodwill amortization expense for all periods prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001, and the subsequent impairment losses recorded for those acquisitions.

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

        Software Impairment.    In connection with the restatement, the Company performed an analysis of the carrying value of the MDL software as of September 30, 2001. From this analysis, it was determined recovery of the MDL software was impaired. Consequently, the MDL software was written off to impairment of long-lived assets in the fourth quarter of fiscal 2001 and entries have been made to reduce amortization expense previously recognized.

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

Presentation of Restated Consolidated Financial Information

        The following table sets forth selected unaudited consolidated quarterly financial data for the Company, showing previously reported amounts (as reclassified pursuant to the adoption of EITF 01-14, as discussed in Note 1), restatement adjustments and restated amounts, for the quarter ended December 31, 2001 (in thousands, except per share amounts):

Quarter Ended Dec. 31, 2001
(Unaudited)
Total revenues, as previously reported	$65,796
Fixed or determinable	6,343
VSOE	648
Customer acceptance	(272)
Collectibility	(341)
Contract accounting	65
Subscription accounting	531
Multiple-element arrangements	520
Delivery/term commencement	(278)
Gross versus net distributor arrangements	(265)
Other	490

Revenue adjustments	7,441

Total revenues, restated	73,237

Total operating expenses, as previously reported	66,557
Purchase accounting	(42)
Capitalized software	(108)
Bad debts	(1,287)
Accrued liabilities	(2,045)
FM set-up costs	(266)
Distributor commissions	(172)
Corporate restructuring	93
Software impairment	(940)

Gross versus net distributor arrangements	(265)
Other	(67)

Operating expense adjustments	(5,099)

Total operating expenses, restated	61,458

Operating income (loss), as previously reported	(761)
Revenue adjustments	7,441
Operating expense adjustments	5,099

Operating income (loss), restated	11,779

Total other income (expense), as previously reported	(3,086)
Interest income	(848)
Interest expense	(1,381)
Investments	(172)
Foreign currency	(29)
Other	(263)

Total other income (expense) adjustments	(2,693)

Total other income (expense), restated	(5,779)

Income (loss) before income taxes, as previously reported	(3,847)

Income (loss) before income taxes, restated	6,000

Income tax benefit (provision), as previously reported	1,047

Income tax benefit (provision), restated	(3,583)

Net income (loss), as previously reported	(28,504)

Net income (loss), restated	2,417

Earnings (loss) per share:
Basic, as previously reported	(0.81)

Basic, restated	0.07

Diluted, as previously reported	(0.81)

Diluted, restated	0.07

11.    Contingencies

Legal Proceedings

        Class Action Litigation.    Three class action lawsuits have been publicly announced against the Company and certain of its former and present officers and directors on behalf of purchasers of publicly-traded securities of the Company. The Company has not been served with any of the complaints relating to these actions. Based on the two complaints which are publicly available, the Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The complaints allege that during the purported class periods, the

Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The plaintiffs are seeking unspecified damages, interest, fees, costs and rescission. The class periods stated in the two complaints are January 21, 1999 through November 18, 2002 and December 29, 1999 through August 14, 2002.

        Derivative Litigation.    On January 10, 2003, Samuel Naito filed the suit of "Samuel Naito, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska. The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

        On January 24, 2003, Michael Russiello filed the suit of "Michael Russiello, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska. The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

        These class action and derivative lawsuits were brought in the United States District Court for the District of Nebraska and the Nebraska District Courts, respectively, and are at preliminary stages. The Company is currently in the process of preparing to respond to the claims made in the lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

        The Company anticipates that additional suits of this nature may be commenced. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business.

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

Restatement of Consolidated Financial Results

        During fiscal 2002, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously reported quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. A description of the restatement adjustment categories and the dollar effect of adjustments within each category, for the three months ended December 31, 2001, are shown in Note 10 to the Consolidated Financial Statements.

Business Units

        The Company's products and services are currently organized within three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. Most of the Company's products and services are marketed and supported through distribution networks covering three geographic regions: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks. The following are revenues and operating income for these business units for the three months ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31,
	2002	2001
		(Restated)
Revenues:
ACI Worldwide	$45,606	$55,325
Insession Technologies	7,000	8,096
IntraNet	9,883	9,816

	$62,489	$73,237

Operating income:
ACI Worldwide	$4,910	$9,435
Insession Technologies	849	931
IntraNet	1,714	1,413

	$7,473	$11,779

Backlog

        The Company defines recurring revenue backlog to be all monthly license fees, maintenance fees and facilities management fees specified in executed contracts to the extent that the Company believes that recognition of the related revenue will occur within one year. The Company includes in its non-recurring revenue backlog all fees (other than recurring) specified in executed contracts to the extent that the Company believes that recognition of the related revenue will occur within one year.

        The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, as of December 31, 2002 (in thousands):

	December 31, 2002
	Recurring	Non- Recurring
ACI Worldwide	$121,490	$45,557
Insession Technologies	18,936	5,625
IntraNet, Inc.	14,309	23,391

	$154,735	$74,573

        Customers may attempt to renegotiate or terminate contracts due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. In evaluating the Company's revenue backlog, the risk factors described below in Forward-Looking Statements should be considered.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of its estimates and assumptions, including those related to revenue recognition, provision for doubtful accounts, fair value of investments, fair value of goodwill and software, useful lives of intangible and fixed assets, income taxes, and contingencies and litigation, among others. Actual results could differ from those estimates.

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

Impairment of Goodwill

        In accordance with SFAS No. 142, goodwill is tested for impairment at the reporting unit level and must be tested at least annually, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured in the second step. For impairment testing purposes, the Company has utilized the services of an independent consultant to perform valuations of the Company's reporting units that contained goodwill. Under SFAS No. 142, goodwill is no longer amortized.

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

Results of Operations

        The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three Months Ended December 31,
	2002		2001
	Amount	% of Revenue	Amount	% of Revenue
			(1)	(1)
Revenues:
Initial license fees (ILFs)	$11,243	18.0%	$19,723	27.0%
Monthly license fees (MLFs)	20,087	32.1	21,108	28.8

Software license fees	31,330	50.1	40,831	55.8
Maintenance fees	18,604	29.8	18,782	25.6
Services	12,555	20.1	13,624	18.6

Total revenues	62,489	100.0	73,237	100.0

Expenses:
Cost of software license fees	5,939	9.5	9,218	12.6
Cost of maintenance and services	14,808	23.7	16,038	21.9
Research and development	7,950	12.7	9,049	12.3
Selling and marketing	13,736	22.0	14,257	19.5
General and administrative	12,583	20.1	12,896	17.6

Total expenses	55,016	88.0	61,458	83.9

Operating income	7,473	12.0	11,779	16.1

Other income (expense):
Interest income	310	0.5	311	0.4
Interest expense	(956)	(1.6)	(1,619)	(2.2)
Other, net	(1,139)	(1.8)	(4,471)	(6.1)

Total other income (expense)	(1,785)	(2.9)	(5,779)	(7.9)

Income before income taxes	5,688	9.1	6,000	8.2
Income tax provision	(2,693)	(4.3)	(3,583)	(4.9)

Net income	$2,995	4.8%	$2,417	3.3%

(1)
The Company has reclassified and restated its consolidated financial information. See Notes 1 and 10 to the consolidated financial statements for further details.

        Revenues.    Total revenues for the first quarter of fiscal 2003 decreased $10.7 million, or 14.7%, as compared to the same period of fiscal 2002. The decrease is the result of a $9.5 million, or 23.3%, decrease in software license fee revenues, a $0.2 million or 0.9%, decrease in maintenance fee revenues and a $1.1 million, or 7.8%, decrease in services revenues. Approximately $1.5 million of the decrease in total revenues for first quarter of fiscal 2003 was due to the sale of Regency Systems, Inc. ("Regency") in February 2002, which was part of the ACI Worldwide business unit.

        ACI Worldwide's software license fee revenues decreased primarily due to a shift in product demand from the Company's more-established products to its newer BASE24-es product and its Payments Management products. As a result of this shift to newer products, absent other factors, the Company will experience a decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues under less-established products are typically recognized upon first production use by the customer due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product. In addition, demand for ACI Worldwide's products in the EMEA region has decreased due to depressed economic conditions that have caused customers to forecast a slowing of electronic transaction volume growth. As a result, these customers have reduced their information technology budgets and spending commitments. Insession Technologies' software license fee revenues decreased primarily due to system consolidations and company consolidations. In addition, as customers within the Insession Technologies business unit renew existing contracts, the renewal contract generally has a higher proportion of the total fees that relate to maintenance.

        The decrease in maintenance fee revenues is primarily due to decreases resulting from the sale of Regency, offset by growth in the installed base of software products within the ACI Worldwide business unit, along with the higher proportion of maintenance revenues resulting from contract renewals within the Insession Technologies business unit, as discussed above.

        The decrease in services revenues for the first quarter of fiscal 2003, as compared to the same period in fiscal 2002, is primarily the result of a decreased demand in the ACI Worldwide and Insession Technologies business units for technical and project management services. This decreased demand is primarily due to (1) increased competition in the marketplace by companies that offer services work at lower rates, (2) many larger customers increasing their internal staffs in order to reduce their dependence on external resources and (3) general decreases in worldwide demand for services as a result of depressed economic conditions. Offsetting the decreased services revenues in the ACI Worldwide and Insession Technologies business units is an increase in demand for services in the IntraNet business unit resulting from the migration of its customers from the Digital VAX-based MTS product to the new RS6000-based MTS product.

        Expenses.    Total operating expenses for the first quarter of fiscal 2003 decreased $6.4 million, or 10.5%, as compared to the same period of fiscal 2002. During fiscal 2002, the Company put an emphasis on reducing overall staffing levels through attrition or delayed hiring decisions in an attempt to reduce operating expenses. In addition, approximately $2.5 million of the decrease in operating expenses for the first quarter of fiscal 2002 was due to the sale of Regency.

        Cost of software license fees for the first quarter of fiscal 2003 decreased $3.3 million, or 35.6%, as compared to the same period of fiscal 2002. This decrease was due primarily to a $2.0 million decrease in software amortization due to software products that are now fully amortized, as well as decreases in personnel-related expenses due to reduced staff levels. In addition, distributor commissions decreased due to lower revenue levels.

        Cost of maintenance and services for the first quarter of fiscal 2003 decreased $1.2 million, or 7.7%, as compared to the same period of fiscal 2002. This decrease was primarily the result of fewer staff (internal and external) needed to support the Company's ACI Worldwide and Insession Technologies services-related business, which experienced declines in demand.

        Research and development ("R&D") costs for the first quarter of fiscal 2003 decreased $1.1 million, or 12.1%, as compared to the same period of fiscal 2002. R&D costs as a percentage of total revenues for the first quarter of fiscal 2003 and 2002 were 12.7% and 12.3%, respectively.

        Selling and marketing costs for the first quarter of fiscal 2003 decreased $0.5 million, or 3.7%, as compared to the same period of fiscal 2002, resulting primarily from a decreased emphasis on advertising and promotional programs, offset by increased marketing commissions. Selling and marketing costs as a percentage of total revenues for the first quarter of fiscal 2003 and 2002 were 22.0% and 19.5%, respectively. This increase is primarily due to lower revenue levels and the shift in sales focus from the Company's more-established products to its newer BASE24-es product and its Payments Management products.

        General and administrative costs for the first quarter of fiscal 2003 decreased $0.3 million, or 2.4%, as compared to the same period of fiscal 2002.

        Other Income and Expense.    Interest expense for the first quarter of fiscal 2003 decreased $0.7 million, or 41.0%, as compared to the same period of fiscal 2002. The decrease was attributable to a change in the amount of borrowings outstanding under the line of credit (no borrowings at December 31, 2002 as compared to borrowings outstanding of $5.0 million at December 31, 2001), as well as a reduction in debt - financing agreements (balance at December 31, 2002 of $38.7 million as compared to $54.3 million at December 31, 2001).

        Other expenses for the first quarter of fiscal 2003 decreased $3.3 million, or 74.5%, as compared to the same period of fiscal 2002. During the first quarter of fiscal 2002, the Company recorded impairments of marketable equity securities totaling $3.1 million.

        Income Taxes.    The effective tax rate for the first quarter of fiscal 2003 was approximately 47.3% as compared to 59.7% for the same period of fiscal 2002. The effective tax rate for the first quarter of fiscal 2003 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The effective tax rate for the first quarter of fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, foreign tax rate differentials and gain on sale of subsidiary.

        Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of its deferred tax assets. As of December 31, 2002, the Company has deferred tax assets of $44.4 million (net of $51.6 million valuation allowance). The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, additional increases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

        As of December 31, 2002, the Company's principal sources of liquidity consisted of $88.1 million in cash and cash equivalents. The Company has a $15.0 million line of credit agreement that expires in June 2003. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. Interest on this credit facility, which is payable monthly, accrues at an annual rate, selected by the Company, equal to either the bank's prime rate or the LIBOR rate plus 2%. As a result of the restatements of its consolidated financial statements, the Company is not in compliance with the debt covenants as of December 31, 2002 and therefore the facility will not be available for borrowings. The Company had no line of credit borrowings outstanding as of December 31, 2002. The Company intends to initiate discussions with the bank in an effort to reset the debt covenants and other terms and conditions in the line of credit agreement. Although no assurances can be given, the Company believes it will be able to successfully obtain reset covenants, terms and conditions on its line of credit that will put the Company back in compliance, which in turn should make the entire $15.0 million available to the Company for future borrowings.

        The Company's net cash flows provided by operating activities for the first three months of fiscal 2003 amounted to $4.6 million as compared to $16.6 million provided by operating activities during the same period of fiscal 2002. The decrease in operating cash flows resulted primarily from changes in billed and accrued receivables, deferred revenue and income taxes.

        The Company's net cash flows used in investing activities totaled $0.4 million for the first three months of fiscal 2003 as compared to $2.9 million used in investing activities during the same period of fiscal 2002. During the first three months of fiscal 2003, the Company purchased software, property and equipment of $0.6 million as compared to $2.9 million for the first three months of fiscal 2002.

        The Company's net cash flows used in financing activities totaled $4.6 million for the first three months of fiscal 2003 as compared to $8.8 million used in financing activities during the same period of fiscal 2002. In the past, an important contributor to the cash management program was the Company's factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. The Company did not factor any future revenue streams during the first three months of fiscal 2003. During the first three months of fiscal 2002, the Company generated cash flows from the factoring of future revenue streams of $5.8 million. During the first three months of fiscal 2003 and 2002, payments made to the third-party financial institutions were $4.6 million and $8.7 million, respectively. In addition, during the first three months of fiscal 2002, the Company made payments on its bank line of credit facilities of $7.0 million.

        The Company believes that its existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy the Company's projected liquidity requirements for the foreseeable future.

Forward-Looking Statements

        This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include but are not limited to statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

  •
  The Company's calculation of backlog is based on customer contracts that exist on the date of the calculation. A number of factors may change after the date of calculation that could result in actual revenues being less than the amounts contained in backlog. The Company's customers may attempt to renegotiate or terminate contracts due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

  •
  The Company is currently in the process of evaluating the claims made in various lawsuits filed against the Company relating to its recent restatement of financial results. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose these lawsuits or if they were not settled on favorable terms, the judgment or settlement would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows.

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

  •
  The Company has restated certain of its prior financial statements as a result of reevaluating the accounting for several historical transactions. The Company is uncertain whether the lawsuits, change in the application of accounting principles and/or the restatement of prior period financial results will have a material adverse effect on the Company's customer, supplier or other business relationships.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to the Company's market risk for the three months ended December 31, 2002. See the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002 for additional discussions regarding quantitative and qualitative disclosures about market risk.

Item 4.    Controls and Procedures

        Management and KPMG have advised the Company's Audit Committee that within the 90-day period prior to the date of this quarterly report on Form 10-Q, they noted deficiencies in internal controls relating to:

  •
  revenue recognition procedures;

  •
  formal policies and procedures for significant transactions;

  •
  centralized oversight for international operations;

  •
  timely reconciliation of general ledger accounts; and

  •
  staffing and training of personnel.

        KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in the Company's disclosure controls. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements and to enable the completion of KPMG's quarterly review of its consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        The Company has not yet been able to implement any substantial corrective actions as of the date of this quarterly report on Form 10-Q. The Company intends to implement changes promptly to address these issues, and will consider implementation of the following corrective actions as well as additional procedures:

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Class Action Litigation.    Three class action lawsuits have been publicly announced against the Company and certain of its former and present officers and directors on behalf of purchasers of publicly-traded securities of the Company. The Company has not been served with any of the complaints relating to these actions. Based on the two complaints which are publicly available, the Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The complaints allege that during the purported class periods, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The plaintiffs are seeking unspecified damages, interest, fees, costs and rescission. The class periods stated in the two complaints are January 21, 1999 through November 18, 2002 and December 29, 1999 through August 14, 2002.

        Derivative Litigation.    On January 10, 2003, Samuel Naito filed the suit of "Samuel Naito, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska. The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

        On January 24, 2003, Michael Russiello filed the suit of "Michael Russiello, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska. The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

        These class action and derivative lawsuits were brought in the United States District Court for the District of Nebraska and the Nebraska District Courts, respectively, and are at preliminary stages. The

Company is currently in the process of preparing to respond to the claims made in the lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

        The Company anticipates that additional suits of this nature may be commenced. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:
99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K:

        The Company filed a current report on Form 8-K on November 20, 2002 providing an update on the re-audit, announcing that the Company will change its revenue recognition policy for prior periods and that it has requested an extension from Nasdaq until December 31, 2002 to complete the re-audit process.

        The Company filed a current report on Form 8-K on November 26, 2002 announcing that Nasdaq granted an extension to December 31, 2002 to file with the SEC and Nasdaq restated financial information for prior periods.

        The Company filed a current report on Form 8-K on December 30, 2002 announcing that it has not completed the re-audit of its financial statements for prior periods, that its Form 10-K will not be filed by December 30, 2002, and that it has requested an extension from Nasdaq until January 13, 2003 to complete the re-audit process and continue trading on the Nasdaq National Market.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: February 13, 2003	By:	/S/ DWIGHT G. HANSON Dwight G. Hanson Chief Financial Officer, Treasurer and Senior Vice President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory D. Derkacht, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Transaction Systems Architects, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/S/ GREGORY D. DERKACHT Gregory D. Derkacht Chief Executive Officer, President and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Dwight G. Hanson, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Transaction Systems Architects, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	By:	/s/ DWIGHT G. HANSON Dwight G. Hanson Chief Financial Officer, Treasurer and Senior Vice President

QuickLinks

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per share amounts)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER