Form 10-Q
period 2003-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2003-05-15
CIK 935036

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

                 For the quarterly period ended March 31, 2003

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

                                  Yes x   No
                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes     No x
                                     ---    ---

As of April 30, 2003, there were 35,520,134 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 7,680 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================


                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
    PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements................................................................................    1
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............   20
        Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................   30
        Item 4. Controls and Procedures.............................................................................   30

    PART II - OTHER INFORMATION

        Item 1. Legal Proceedings...................................................................................   32
        Item 4. Submission of Matters to a Vote of Security Holders.................................................   33
        Item 6. Exhibits and Reports on Form 8-K....................................................................   33

    Signature.......................................................................................................   35
    Certification of Chief Executive Officer........................................................................   36
    Certification of Chief Financial Officer........................................................................   37





================================================================================




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                                              Page
                                                                                                              ----
Consolidated Balance Sheets as of March 31, 2003 and September 30, 2002......................................   2
Consolidated Statements of Operations for the three and six months ended March 31, 2003 and 2002.............   3
Consolidated Statements of Cash Flows for the six months ended March 31, 2003 and 2002.......................   4
Notes to Consolidated Financial Statements...................................................................   5



              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)


                                                         March 31,        September 30,
                                                           2003               2002
                                                       ------------       ------------
                                                        (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................  $   91,408         $   87,894
  Marketable securities...............................       3,183              3,757
  Billed receivables, net.............................      43,985             35,755
  Accrued receivables.................................       7,337             13,132
  Deferred income taxes, net..........................      10,599             17,554
  Other...............................................       8,024              4,560
                                                       ------------       ------------
    Total current assets..............................     164,536            162,652

Property and equipment, net...........................      10,071             11,597
Software, net.........................................       3,116              5,609
Goodwill, net.........................................      56,387             55,947
Deferred income taxes, net............................      22,469             27,546
Other.................................................       2,681              3,168
                                                       ------------       ------------
    Total assets......................................  $  259,260         $  266,519
                                                       ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of debt - financing agreements......  $   17,106         $   18,444
  Accounts payable....................................       6,442              7,348
  Accrued employee compensation.......................       7,095              7,583
  Accrued liabilities.................................       8,669             11,494
  Income taxes payable................................           -              7,847
  Deferred revenue....................................      72,950             59,598
  Other...............................................         764                872
                                                       ------------       ------------
    Total current liabilities.........................     113,026            113,186

Debt - financing agreements...........................      15,228             24,866
Deferred revenue......................................      19,463             23,860
Other.................................................       1,519              1,749
                                                       ------------       ------------
    Total liabilities.................................     149,236            163,661
                                                       ------------       ------------
Contingencies (Note 11)

Stockholders' equity:
  Class A Common Stock, $.005 par value;
    50,000,000 shares authorized;
    36,928,954 and 36,887,805 shares issued
    at March 31, 2003 and
    September 30, 2002, respectively..................         183                183
  Treasury stock, at cost, 1,476,145 shares...........     (35,258)           (35,258)
  Additional paid-in capital..........................     229,037            228,465
  Accumulated deficit.................................     (76,862)           (83,927)
  Accumulated other comprehensive loss, net...........      (7,076)            (6,605)
                                                       ------------       ------------
    Total stockholders' equity........................     110,024            102,858
                                                       ------------       ------------
    Total liabilities and stockholders' equity........  $  259,260         $  266,519
                                                       ============       ============

            The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       2


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                             Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------     ----------------------
                                                             2003        2002           2003        2002
                                                          ----------  ----------     ----------  ----------
                                                                      (Restated)                 (Restated)
Revenues:
  Software license fees..................................  $ 38,167    $ 39,615       $ 69,497    $ 80,446
  Maintenance fees.......................................    19,461      18,699         38,065      37,481
  Services...............................................    11,622      12,923         24,177      26,547
                                                          ----------  ----------     ----------  ----------
    Total revenues.......................................    69,250      71,237        131,739     144,474
                                                          ----------  ----------     ----------  ----------
Expenses:
  Cost of software license fees..........................     6,289       7,947         12,228      17,165
  Cost of maintenance and services.......................    15,693      16,375         30,501      32,413
  Research and development...............................     8,357       8,918         16,307      17,967
  Selling and marketing..................................    13,529      13,481         27,265      27,738
  General and administrative.............................    14,104      14,800         26,687      27,696
                                                          ----------  ----------     ----------  ----------
    Total expenses.......................................    57,972      61,521        112,988     122,979
                                                          ----------  ----------     ----------  ----------
Operating income.........................................    11,278       9,716         18,751      21,495
                                                          ----------  ----------     ----------  ----------
Other income (expense):
  Interest income........................................       285         329            595         640
  Interest expense.......................................      (787)     (1,444)        (1,743)     (3,063)
  Other, net.............................................        79       8,069         (1,060)      3,598
                                                          ----------  ----------     ----------  ----------
    Total other income (expense).........................      (423)      6,954         (2,208)      1,175
                                                          ----------  ----------     ----------  ----------
Income before income taxes...............................    10,855      16,670         16,543      22,670
Income tax provision.....................................    (6,785)     (9,879)        (9,478)    (13,462)
                                                          ----------  ----------     ----------  ----------
Net income...............................................  $  4,070    $  6,791       $  7,065    $  9,208
                                                          ==========  ==========     ==========  ==========

Earnings per share information:
  Weighted average shares outstanding:
    Basic................................................    35,486      35,299         35,462      35,277
                                                          ==========  ==========     ==========  ==========

    Diluted..............................................    35,573      35,531         35,562      35,496
                                                          ==========  ==========     ==========  ==========

  Earnings per share:
    Basic................................................  $   0.11    $   0.19       $   0.20    $   0.26
                                                          ==========  ==========     ==========  ==========

    Diluted..............................................  $   0.11    $   0.19       $   0.20    $   0.26
                                                          ==========  ==========     ==========  ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       3


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)


                                                                         Six Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                      2003               2002
                                                                  ------------       ------------
                                                                                      (Restated)

Cash flows from operating activities:
  Net income.....................................................  $    7,065         $    9,208
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation.................................................       2,586              3,330
    Amortization.................................................       2,211              6,105
    Gain on sale of business.....................................           -             (8,265)
    Loss on sale of marketable equity securities.................         115                  -
    Impairments of marketable equity securities and software.....           -              3,654
    Changes in operating assets and liabilities:
      Billed and accrued receivables, net........................      (2,435)             7,036
      Other current and noncurrent assets........................      (2,259)            (6,801)
      Accounts payable...........................................        (906)            (6,689)
      Deferred revenue...........................................       8,955              3,564
      Income taxes...............................................       1,811             23,952
      Other current and noncurrent liabilities...................      (3,199)            (3,117)
                                                                  ------------       ------------
        Net cash provided by operating activities................      13,944             31,977
                                                                  ------------       ------------
Cash flows from investing activities:
  Purchases of property and equipment, net.......................        (907)            (2,758)
  Purchases of software..........................................        (148)              (659)
  Net proceeds from sale of business.............................           -              4,951
  Other, net.....................................................         519                (88)
                                                                  ------------       ------------
        Net cash provided by (used in) investing activities......        (536)             1,446
                                                                  ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock.................         535                643
  Proceeds from exercise of stock options........................          37                 40
  Repayments on line of credit...................................           -            (12,000)
  Proceeds from debt - financing agreements......................           -              5,777
  Payments on debt - financing agreements........................     (10,976)           (12,970)
  Other, net.....................................................        (452)               582
                                                                  ------------       ------------
        Net cash used in financing activities....................     (10,856)           (17,928)
                                                                  ------------       ------------
Effect of exchange rate fluctuations on cash.....................         962               (459)
                                                                  ------------       ------------
Net increase in cash and cash equivalents........................       3,514             15,036
Cash and cash equivalents, beginning of period...................      87,894             32,004
                                                                  ------------       ------------
Cash and cash equivalents, end of period.........................  $   91,408         $   47,040
                                                                  ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       4

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

Consolidated Financial Statements

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at March 31, 2003, and for the three and six months ended March 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to current presentation.

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2003.

     During fiscal 2002, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements, including previously reported amounts for the three and six months ended March 31, 2002 (see Note 12 for further discussion).

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

Recent Accounting Pronouncements

     In October 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which requires (1) that reimbursements received for out-of-pocket expenses be classified as revenue, rather than as a reduction of expenses, and
(2) upon adoption, comparative financial statements for prior periods be reclassified to comply with the guidance of EITF 01-14. As a result of adopting EITF 01-14, results for the three and six months ended March 31, 2002 were restated to increase revenues and increase operating expenses by $483,000 and $969,000, respectively. The adoption of EITF 01-14 had no effect on net income.

     In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's fiscal year ending September 30, 2003, with disclosure provisions for interim periods beginning after December 15, 2002. The Company does not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, does not expect the measurement provisions of SFAS No. 148 to affect the Company's financial position or results of operations. The Company has adopted the disclosure provisions required by SFAS No. 148 (see Note
2).

2.  Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. In accordance with APB No. 25, no compensation expense has been recognized in the Company's consolidated statements of operations for the three and six months ended March 31, 2003 and 2002 related to its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three and six months ended March 31, 2003 and 2002 would have approximated the following pro forma amounts (in thousands, except per share amounts):



                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------     ----------------------
                                                             2003        2002           2003        2002
                                                          ----------  ----------     ----------  ----------
                                                                      (Restated)                 (Restated)
Net income:
  As reported............................................  $  4,070    $  6,791       $  7,065    $  9,208
  Deduct: stock-based employee compensation expense
    determined under fair value based
    method for all awards, net of related tax effects....    (1,488)       (427)        (3,027)       (674)
                                                          ----------  ----------     ----------  ----------
  Pro forma..............................................  $  2,582    $  6,364       $  4,038    $  8,534
                                                          ==========  ==========     ==========  ==========

Earnings per share:
  Basic and diluted, as reported.........................  $   0.11    $   0.19       $   0.20    $   0.26
                                                          ==========  ==========     ==========  ==========

  Basic and diluted, pro forma...........................  $   0.07    $   0.18       $   0.11    $   0.24
                                                          ==========  ==========     ==========  ==========


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 applies only to options granted since fiscal 1996, and additional future awards are anticipated.

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2002 (in thousands):

                                                            Lease
                                                         Obligations
                                                         -----------
     Balance, September 30, 2002........................  $   1,047
     Amounts paid year-to-date during fiscal 2003.......      (158)
                                                         -----------
     Balance, March 31, 2003............................  $     889
                                                         ===========


     The liability for lease obligations relates to the abandonment or reduction of office facilities with lease terms ending on various dates through March 2005, net of expected third-party purchases or sub-leases, and an estimated lease termination loss for the corporate aircraft. The Company continues to seek subleases for certain of the properties as well as an exit to the corporate aircraft lease. The final settlement of these obligations may result in adjustments to these liabilities.

4.  Line of Credit Agreement

     The Company has a $15.0 million bank line of credit agreement with a United States bank that expires in June 2003. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. As a result of the restatement of its consolidated financial statements during fiscal 2002, the Company is not in compliance with the debt covenants as of March 31, 2003. Interest on this credit facility, which is payable monthly, accrues at an annual rate, selected by the Company, equal to either the bank's prime rate or the LIBOR rate plus 2%. The Company had no line of credit borrowings outstanding on this credit facility during the six months ended March 31, 2003. During the three and six months ended March 31, 2002, the Company recorded interest expense and related fees of $36,000 and $164,000, respectively, related to its line of credit facilities.

5.  Goodwill and Software

     Changes to the carrying amount of goodwill during the six months ended March 31, 2003 resulted only from foreign currency translation adjustments.

     The gross carrying amount and accumulated amortization of the Company's intangible assets that are subject to amortization at each balance sheet date, consisting only of software, are as follows (in thousands):

                                                   March 31,      Sept. 30,
                                                     2003           2002
                                                 ------------   ------------
    Internally-developed software...............  $   15,494     $   15,372
    Purchased software..........................      43,596         43,312
                                                 ------------   ------------
                                                      59,090         58,684
    Less: accumulated amortization..............     (55,974)       (53,075)
                                                 ------------   ------------
    Software, net...............................  $    3,116     $    5,609
                                                 ============   ============

     Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and six months ended March 31, 2003 was $0.8 million and $1.6 million, respectively. Based on capitalized software at March 31, 2003, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2003 and in succeeding fiscal years is as follows (in thousands):

       2003................................................... $1,235
       2004...................................................  1,680
       2005...................................................    181
       2006...................................................     20
       Thereafter.............................................      -

6.  Debt - Financing Agreements

     During the six months ended March 31, 2002, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately $5.8 million. The Company did not sell any rights to future payment streams under software license arrangements with extended payment terms during the six months ended March 31, 2003. The amount of the proceeds received from the financing arrangements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds during the six months ended March 31, 2002 ranged from 6.81% to 7.75%. The Company recorded interest expense of $0.8 million and $1.3 million during the three months ended March 31, 2003 and 2002, respectively, and $1.7 million and $2.7 million during the six months ended March 31, 2003 and 2002, respectively, related to debt - financing agreements.

7.  Common Stock and Earnings Per Share

     Exchangeable shares, and options to purchase shares of TSA Class A Common Stock ("Common Stock") at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. ("MDL"), that have not yet been converted into Common Stock are included in Class A Common Stock for presentation purposes on the March 31, 2003 and September 30, 2002 consolidated balance sheets. Exchangeable shares and MDL options included in Common Stock totaled 7,680 options as of March 31, 2003, and 73,909 shares and 11,010 options as of September 30, 2002. There were no outstanding exchangeable shares at March 31, 2003.

     Earnings per share ("EPS") has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). Exchangeable shares and options received by shareholders of MDL that have not yet been converted into Common Stock are included in common shares outstanding for EPS computations. The differences between the basic and diluted EPS denominators for the three months ended March 31, 2003 and 2002, which amounted to approximately 87,000 and 232,000 shares, respectively, and for the six months ended March 31, 2003 and 2002, which amounted to approximately 100,000 and 219,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Weighted average shares from stock options of 5,149,000 and 1,680,000 were excluded from the computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively, and weighted average shares from stock options of 5,137,000 and 1,666,000 were excluded from the computation of diluted EPS for the six months ended March 31, 2003 and 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

8.  Comprehensive Income/Loss

     The Company's components of other comprehensive income were as follows (in thousands):

                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------      ----------------------
                                                              2003       2002            2003        2002
                                                          ----------  ----------      ----------  ----------
                                                                      (Restated)                  (Restated)
     Net income..........................................  $  4,070    $  6,791        $  7,065    $  9,208
     Other comprehensive income (loss):
       Foreign currency translation adjustments..........       (76)        584           (531)      1,277
       Change in unrealized loss on investments..........       456         143              60       2,606
                                                          ----------  ----------      ----------  ----------
     Comprehensive income................................  $  4,450    $  7,518        $  6,594    $ 13,091
                                                          ==========  ==========      ==========  ==========

     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

                                                             Foreign       Unrealized     Accumulated
                                                            Currency       Investment        Other
                                                           Translation       Holding     Comprehensive
                                                           Adjustments        Loss       Income (Loss)
                                                          -------------   ------------   -------------
     Balance, September 30, 2002.........................   $  (6,162)      $   (443)      $  (6,605)
     Fiscal 2003 year-to-date activity...................        (531)            60            (471)
                                                           -----------     ----------     -----------
     Balance, March 31, 2003.............................   $  (6,693)      $   (383)      $  (7,076)
                                                           ===========     ==========     ===========


9.  Income Taxes

     The effective tax rate for the first six months of fiscal 2003 was approximately 57.3% as compared to 59.4% for the same period of fiscal 2002. The effective tax rate for the first six months of fiscal 2003 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The effective tax rate for the first six months of fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, recognition of a valuation allowance for foreign tax credits, foreign tax rate differentials and gain on sale of subsidiary.

10.  Segment Information

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

     The Company's chief operating decision makers review business unit financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company's consolidated revenues during the three and six months ended March 31, 2003 and 2002. The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------      ----------------------
                                                              2003       2002            2003        2002
                                                          ----------  ----------      ----------  ----------
                                                                      (Restated)                  (Restated)
     Revenues:
       ACI Worldwide.....................................  $ 48,665    $ 52,351       $  94,271   $ 107,676
       Insession Technologies............................     8,828       9,973          15,828      18,069
       IntraNet..........................................    11,757       8,913          21,640      18,729
                                                          ----------  ----------      ----------  ----------
                                                           $ 69,250    $ 71,237       $ 131,739   $ 144,474
                                                          ==========  ==========      ==========  ==========

     Operating income:
       ACI Worldwide.....................................  $  5,350    $  7,503       $  10,260   $  16,938
       Insession Technologies............................     2,379       2,308           3,228       3,239
       IntraNet..........................................     3,549         (95)          5,263       1,318
                                                          ----------  ----------      ----------  ----------
                                                           $ 11,278    $  9,716       $  18,751   $  21,495
                                                          ==========  ==========      ==========  ==========

     Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues for the periods indicated and long-lived assets at each balance sheet date for these geographic regions (in thousands):

                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------      ----------------------
                                                              2003       2002            2003        2002
                                                          ----------  ----------      ----------  ----------
                                                                      (Restated)                  (Restated)
     Revenues:
       United States................................       $ 27,975    $ 30,488       $  57,850   $  63,747
       Other Americas...............................          8,142      10,766          15,609      20,569
                                                          ----------  ----------      ----------  ----------
         Total Americas............................          36,117      41,254          73,459      84,316
       EMEA.........................................         24,946      23,492          41,835      46,200
       Asia/Pacific.................................          8,187       6,491          16,445      13,958
                                                          ----------  ----------      ----------  ----------
                                                           $ 69,250    $ 71,237       $ 131,739   $ 144,474
                                                          ==========  ==========      ==========  ==========


                                                                       March 31,    Sept. 30,
                                                                         2003         2002
                                                                      ----------   ----------
          Long-lived assets:
            United States............................................  $ 54,978     $ 57,616
            Other Americas...........................................     6,437        6,098
                                                                      ----------   ----------
              Total Americas.........................................    61,415       63,714
            EMEA.....................................................     9,913       11,805
            Asia/Pacific ............................................       927          802
                                                                      ----------   ----------
                                                                       $ 72,255     $ 76,321
                                                                      ==========   ==========

11.  Contingencies

Legal Proceedings

     Class Action Litigation. The Company is aware of announcements for three class action complaints in connection with the re-audit and restatement of the Company's prior period financial statements. The Company has obtained copies of two class action complaints. The Company and its external legal advisors have searched for the third announced class action complaint but have not found it filed in the court where it was stated to be filed and have concluded that the third announced complaint has not been filed. The two complaints obtained by the Company are Desert Orchid Partners v. the Company, et al and Nancy Rosen v. the Company, et al. Based on the two complaints which are publicly available, the Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The complaints allege that during the purported class periods, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The plaintiffs are seeking unspecified damages, interest, fees, costs and rescission. The class periods stated in the two complaints are January 21, 1999 through November 18, 2002 and December 29, 1999 through August 14, 2002. The Company and four of the individual defendants have been served with process with respect to the Rosen case only. The Company and the individual defendants that have been served plan on filing a motion to dismiss on or before their required answer dates.

     Derivative Litigation. On January 10, 2003, Samuel Naito filed the suit of "Samuel Naito, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Naito matter"). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     On January 24, 2003, Michael Russiello filed the suit of "Michael Russiello, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Russiello matter"). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     The Company filed a Motion to Dismiss in the Naito matter on February 14, 2003, and a Motion to Dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those Motions for March 14, 2003. Just prior to that date, Plaintiffs' counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits when and if service of process is achieved. The Company, by and through its counsel, agreed to that stay. As a result, no other defendants have been served and no discovery has been commenced.

     These class action and derivative lawsuits were brought in the United States District Court for the District of Nebraska and the Nebraska District Courts, respectively, and are at preliminary stages. The Company is currently in the process of preparing to respond to the claims made in the lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed and are in the very early stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

     Additional suits against the Company may be commenced in the future. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business.

     In connection with the re-audit and restatement of the Company's prior period financial statements, the Company has been in contact with the Securities and Exchange Commission Enforcement Division. On December 9, 2002, certain of the Company's officers and external legal counsel held a telephone conference with representatives of the SEC Enforcement Division. The Company had a follow-up meeting with the SEC Enforcement Division on March 14, 2003. At this meeting, the SEC representatives asked questions about the restatement. The SEC Enforcement Division also requested that the Company provide additional written information regarding the restatement. The Company supplied this information on March 21, 2003. The Company has not received any follow-up inquiries from the SEC Enforcement Division since March 21, 2003. To the knowledge of the Company, the SEC Enforcement Division has not issued a formal order of investigation. The Company intends to cooperate fully with the SEC on any additional inquiries.

     In addition to the foregoing, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any such legal proceedings, other than as described above, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations

12.  Restatement of Consolidated Financial Results

     During fiscal 2002, in the course of the Company's review of its consolidated financial statements, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously reported quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. The following is a description of the restatement adjustment categories. The dollar effect of adjustments within each category for the three and six months ended March 31, 2002 is shown below under the heading Presentation of Restated Consolidated Financial Information.

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

     Previously, the Company concluded that for certain BASE24 and ICE software arrangements where the customer is contractually committed to make license payments that extend beyond twelve months, the fixed or determinable presumption had been overcome and software license fee revenue should be recognized upon delivery of the software, assuming that all other revenue recognition criteria had been met. Software license fee revenues recognized under these arrangements were referred to in the Company's previous filings with the SEC as "Recognized-Up-Front MLFs ("RUFs")." Software license fee revenues previously recognized as RUFs totaled approximately $2.8 million and $6.9 million during the three and six months ended March 31, 2002.

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

Operating Expenses and Other

     Purchase Accounting. The Company has adjusted the purchase accounting for the acquisitions of Insession Inc., SDM International, Inc. ("SDM") and MDL, which were made in fiscal 2001, 2000 and 1999, respectively. The adjustments relate to the determination of the fair market value of the Common Stock issued to the shareholders of SDM and MDL and the determination of the fair value of deferred revenue of Insession, Inc. These adjustments resulted in a net increase to the amount of purchase price allocated to goodwill. The Company based the valuation of the SDM and MDL acquisitions on the fair market value of the Common Stock given as consideration for the acquisitions. The acquisition of SDM was valued based upon the Company's stock price on the third day subsequent to the announcement of the transaction. The acquisition of MDL was valued based on an average of the Company's stock price for one day prior to and four days after the announcement of the transaction. The Company has re-measured the purchase price of each acquisition based on the average closing sale price of a share of Common Stock using a period beginning two days before and ending two days after the date of the announcement. Additionally, the deferred revenue of Insession Inc. has been reduced to fair market value resulting in a reduction in previously recorded goodwill and previously recorded revenues.

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

Presentation of Restated Consolidated Financial Information

     The following table sets forth selected unaudited consolidated quarterly financial data for the Company, showing previously reported amounts (as reclassified pursuant to the adoption of EITF 01-14, as discussed in Note 1), restatement adjustments and restated amounts, for the three and six months ended March 31, 2002 (in thousands, except per share amounts):


                                                                    Three Months    Six Months
                                                                        Ended         Ended
                                                                       March 31,     March 31,
                                                                         2002          2002
                                                                     -----------   -----------
                                                                     (Unaudited)   (Unaudited)
Total revenues, as previously reported..............................  $  66,156     $ 131,952
   Fixed or determinable............................................      7,017        13,360
   VSOE.............................................................     (1,490)         (842)
   Customer acceptance..............................................        (44)         (316)
   Collectibility...................................................        842           501
   Contract accounting..............................................       (433)         (368)
   Subscription accounting..........................................        449           980
   Multiple-element arrangements....................................       (329)          191
   Delivery/term commencement.......................................         56          (222)
   Gross versus net distributor arrangements........................       (359)         (624)
   Other............................................................       (628)         (138)
                                                                     -----------   -----------
      Revenue adjustments...........................................      5,081        12,522
                                                                     -----------   -----------
Total revenues, restated............................................     71,237       144,474
                                                                     -----------   -----------
Total operating expenses, as previously reported....................     64,454       131,011
   Purchase accounting..............................................          1           (41)
   Capitalized software.............................................         90           (18)
   Bad debts........................................................       (137)       (1,424)
   Accrued liabilities..............................................     (1,393)       (3,438)
   FM set-up costs..................................................       (152)         (418)
   Distributor commissions..........................................       (125)         (297)
   Corporate restructuring..........................................        263           356
   Software impairment..............................................       (930)       (1,870)
   Gross versus net distributor arrangements........................       (359)         (624)
   Other............................................................       (191)         (258)
                                                                     -----------   -----------
      Operating expense adjustments.................................     (2,933)       (8,032)
                                                                     -----------   -----------
Total operating expenses, restated..................................     61,521       122,979
                                                                     -----------   -----------

Operating income, as previously reported............................      1,702           941
   Revenue adjustments..............................................      5,081        12,522
   Operating expense adjustments....................................      2,933         8,032
                                                                     -----------   -----------
Operating income, restated..........................................      9,716        21,495
                                                                     -----------   -----------
Total other income (expense), as previously reported................      5,068         1,982
   Interest income..................................................       (572)       (1,420)
   Interest expense.................................................     (1,271)       (2,652)
   Investments......................................................       (475)         (647)
   Foreign currency.................................................        (25)          (54)
   Regency gain.....................................................      4,142         4,142
   Other............................................................         87          (176)
                                                                     -----------   -----------
      Total other income (expense) adjustments......................      1,886          (807)
                                                                     -----------   -----------
Total other income (expense), restated..............................      6,954         1,175
                                                                     -----------   -----------
Income before income taxes, as previously reported..................      6,770         2,923
                                                                     -----------   -----------
Income before income taxes, restated................................     16,670        22,670
                                                                     -----------   -----------
Income tax provision, as previously reported........................     (2,220)       (1,173)
                                                                     -----------   -----------
Income tax provision, restated......................................     (9,879)      (13,462)
                                                                     -----------   -----------
Net income (loss), as previously reported...........................      4,550       (23,954)
                                                                     -----------   -----------
Net income (loss), restated.........................................      6,791         9,208
                                                                     ===========   ===========

Earnings (loss) per share:
   Basic, as previously reported....................................       0.13         (0.68)
                                                                     ===========   ===========
   Basic, restated..................................................       0.19          0.26
                                                                     ===========   ===========
   Diluted, as previously reported...................................      0.13         (0.68)
                                                                     ===========   ===========
   Diluted, restated.................................................      0.19          0.26
                                                                     ===========   ===========


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

Restatement of Consolidated Financial Results

     During fiscal 2002, the Company identified transactions for which accounting adjustments were necessary, which resulted in restatements of the Company's consolidated financial statements for fiscal 2001 and 2000, as well as restatements of previously reported quarterly results for the first three quarters of fiscal 2002 and each quarter during fiscal 2001 and 2000. A description of the restatement adjustment categories and the dollar effect of adjustments within each category, for the three and six months ended March 31, 2002, are shown in Note 12 to the Consolidated Financial Statements.

Business Units

     The Company's products and services are currently organized within three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. Most of the Company's products and services are marketed and supported through distribution networks covering three geographic regions: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks. The following are revenues and operating income for these business units for the three and six months ended March 31, 2003 and 2002 (in thousands):

                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                          ----------------------      ----------------------
                                                              2003       2002            2003        2002
                                                          ----------  ----------      ----------  ----------
                                                                      (Restated)                  (Restated)
     Revenues:
       ACI Worldwide.....................................  $ 48,665    $ 52,351       $  94,271   $ 107,676
       Insession Technologies............................     8,828       9,973          15,828      18,069
       IntraNet..........................................    11,757       8,913          21,640      18,729
                                                          ----------  ----------      ----------  ----------
                                                           $ 69,250    $ 71,237       $ 131,739   $ 144,474
                                                          ==========  ==========      ==========  ==========

     Operating income:
       ACI Worldwide.....................................  $  5,350    $  7,503       $  10,260   $  16,938
       Insession Technologies............................     2,379       2,308           3,228       3,239
       IntraNet..........................................     3,549         (95)          5,263       1,318
                                                          ----------  ----------      ----------  ----------
                                                           $ 11,278    $  9,716       $  18,751   $  21,495
                                                          ==========  ==========      ==========  ==========

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

     The following table sets forth the Company's recurring and non-recurring revenue backlog, by business unit, as of March 31, 2003 (in thousands):


                                                           March 31, 2003
                                                    ---------------------------
                                                     Recurring    Non-Recurring
                                                    -----------   -------------
      ACI Worldwide................................  $ 129,641      $  47,154
      Insession Technologies.......................     19,662          6,131
      IntraNet, Inc................................     13,086         17,428
                                                    -----------    -----------
                                                     $ 162,389      $  70,713
                                                    ===========    ===========

     Customers may request that their contracts be renegotiated or terminated due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. In evaluating the Company's revenue backlog, the risk factors described below in Forward-Looking Statements should be considered.

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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                       Three Months Ended March 31,                     Six Months Ended March 31,
                                ------------------------------------------      ------------------------------------------
                                       2003                   2002                     2003                   2002
                                -------------------    -------------------      -------------------    -------------------
                                             % of                   % of                     % of                   % of
                                  Amount    Revenue      Amount    Revenue        Amount    Revenue      Amount    Revenue
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------
                                                           (1)       (1)                                   (1)       (1)
Revenues:
   Initial license fees (ILFs).  $ 16,238     23.4%     $ 18,554     26.0%       $ 27,481     20.9%     $ 38,277    26.5%
   Monthly license fees (MLFs).    21,929     31.7        21,061     29.6          42,016     31.9        42,169    29.2
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------
   Software license fees.......    38,167     55.1        39,615     55.6          69,497     52.8        80,446    55.7
   Maintenance fees............    19,461     28.1        18,699     26.3          38,065     28.9        37,481    25.9
   Services....................    11,622     16.8        12,923     18.1          24,177     18.3        26,547    18.4
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------
     Total revenues............    69,250    100.0        71,237    100.0         131,739    100.0       144,474   100.0
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------

Expenses:
   Cost of software license
      fees.....................     6,289      9.1         7,947     11.2          12,228      9.3        17,165    11.9
   Cost of maintenance and
      services.................    15,693     22.6        16,375     23.0          30,501     23.1        32,413    22.4
   Research and development....     8,357     12.1         8,918     12.5          16,307     12.4        17,967    12.4
   Selling and marketing.......    13,529     19.5        13,481     18.9          27,265     20.7        27,738    19.2
   General and administrative..    14,104     20.4        14,800     20.8          26,687     20.3        27,696    19.2
                                ---------- --------    ---------- --------      ---------- --------    ---------- -------
     Total expenses............    57,972     83.7        61,521     86.4         112,988     85.8       122,979    85.1
                                ---------- --------    ---------- --------      ---------- --------    ---------- -------

Operating income...............    11,278     16.3         9,716     13.6          18,751     14.2        21,495    14.9
                                ---------- --------    ---------- --------      ---------- --------    ---------- -------

Other income (expense):
   Interest income.............       285      0.4           329      0.5             595      0.5           640     0.4
   Interest expense............      (787)    (1.1)       (1,444)    (2.0)         (1,743)    (1.3)       (3,063)   (2.1)
   Other, net..................        79      0.1         8,069     11.3          (1,060)    (0.8)        3,598     2.5
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------
    Total other income
       (expense)...............      (423)    (0.6)        6,954      9.8          (2,208)    (1.6)        1,175     0.8
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------
Income before income taxes.....    10,855     15.7        16,670     23.4          16,543     12.6        22,670    15.7
Income tax provision...........    (6,785)    (9.8)       (9,879)   (13.9)         (9,478)    (7.2)      (13,462)   (9.3)
                                ---------- --------    ---------- --------      ---------- --------    ---------- --------

Net income.....................  $  4,070      5.9%     $  6,791      9.5%       $  7,065      5.4%     $  9,208     6.4%
                                ========== ========    ========== ========      ========== ========    ========== ========
----------------------
  (1) The Company has reclassified and restated its consolidated financial information. See Notes 1 and 12 to the consolidated financial statements for further details.

     Revenues. Total revenues for the second quarter of fiscal 2003 decreased $2.0 million, or 2.8%, as compared to the same period of fiscal 2002. Total revenues for the first six months of fiscal 2003 decreased $12.7 million, or 8.8%, as compared to the same period of fiscal 2002. The three-month decrease is the result of a $1.4 million, or 3.7%, decrease in software license fee revenues and a $1.3 million, or 10.1%, decrease in services revenues, offset by a $0.8 million, or 4.1%, increase in maintenance fee revenues. The six-month decrease is the result of a $10.9 million, or 13.6%, decrease in software license fee revenues and a $2.4 million, or 8.9%, decrease in services revenues, offset by a $0.6 million, or 1.6%, increase in maintenance fee revenues. Approximately $0.8 million of the decrease in total revenues for second quarter of fiscal 2003, and $2.3 million of the decrease in total revenues for first six months of fiscal 2003, was due to the sale of Regency Systems, Inc. ("Regency") in February 2002, which was part of the ACI Worldwide business unit.

     ACI Worldwide's software license fee revenues decreased primarily due to a shift in sales focus from the Company's more-established products to its newer BASE24-es product and its Payments Management products. As a result of this shift to newer products, absent other factors, the Company will experience a decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues under less-established products are typically recognized upon acceptance, or first production use by the customer due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as

BASE24, are generally recognized upon delivery of the product. In addition, demand for ACI Worldwide's products in the EMEA region has decreased due to depressed economic conditions that have caused customers to forecast a slowing of electronic transaction volume growth. As a result, these customers have reduced their information technology budgets and spending commitments. Insession Technologies' software license fee revenues decreased primarily due to system consolidations and company consolidations. In addition, as customers within the Insession Technologies business unit renew existing contracts, the renewal contract generally has a higher proportion of the total fees that relate to maintenance. IntraNet software license fee revenues increased due to the completion of the final phase of an ACH project with a large European bank, allowing the Company to recognize approximately $3.6 million in revenues.

     The increase in maintenance fee revenues is primarily due to growth in the installed base of software products within the ACI Worldwide business unit, along with the higher proportion of maintenance revenues resulting from contract renewals within the Insession Technologies business unit, as discussed above, offset by decreases resulting from the sale of Regency.

     The decrease in services revenues for the second quarter and first six months of fiscal 2003, as compared to the same periods in fiscal 2002, is primarily the result of a decreased demand in the ACI Worldwide and Insession Technologies business units for technical and project management services. This decreased demand is primarily due to (1) increased competition in the marketplace by companies that offer services work at lower rates, (2) many larger customers increasing their internal staffs in order to reduce their dependence on external resources and (3) general decreases in worldwide demand for services as a result of depressed economic conditions. Offsetting the decreased services revenues in the ACI Worldwide and Insession Technologies business units is an increase in demand for services in the IntraNet business unit resulting from the migration of its customers from the Digital VAX-based Money Transfer System ("MTS") product to the new RS6000-based MTS product.

     Expenses. Total operating expenses for the second quarter of fiscal 2003 decreased $3.5 million, or 5.8%, as compared to the same period of fiscal 2002. Total operating expenses for the first six months of fiscal 2003 decreased $10.0 million, or 8.1%, as compared to the same period of fiscal 2002. During fiscal 2002, the Company put an emphasis on reducing overall staffing levels through attrition or delayed hiring decisions in an attempt to reduce operating expenses. In addition, approximately $1.4 million of the decrease in operating expenses for the second quarter of fiscal 2003, and $4.0 million of the decrease in operating expenses for first six months of fiscal 2003, was due to the sale of Regency.

     Cost of software license fees for the second quarter of fiscal 2003 decreased $1.7 million, or 20.9%, as compared to the same period of fiscal 2002. Cost of software license fees for the first six months of fiscal 2003 decreased $4.9 million, or 28.8%, as compared to the same period of fiscal 2002. The decrease in cost of software license fees for the second quarter and first six months of fiscal 2003, as compared to the same periods in fiscal 2002, was due primarily to a decrease in amortization of software products that are now fully amortized of $1.5 million and $3.5 million, respectively, for the three and six months ended March 31, 2003, as well as decreases in personnel-related expenses due to reduced staff levels. In addition, distributor commissions decreased due to lower revenue levels.

     Cost of maintenance and services for the second quarter of fiscal 2003 decreased $0.7 million, or 4.2%, as compared to the same period of fiscal 2002. Cost of maintenance and services for the first six months of fiscal 2003 decreased $1.9 million, or 5.9%, as compared to the same period of fiscal 2002. The decrease in cost of maintenance and services for the second quarter and first six months of fiscal 2003, as compared to the same periods in fiscal 2002, was primarily the result of fewer staff (internal and external) needed to support the Company's ACI Worldwide and Insession Technologies services-related business, which experienced declines in demand.

     Research and development ("R&D") costs for the second quarter of fiscal 2003 decreased $0.6 million, or 6.3%, as compared to the same period of fiscal 2002. Research and development ("R&D") costs for the first six months of fiscal 2003 decreased $1.7 million, or 9.2%, as compared to the same period of fiscal 2002. R&D costs as a percentage of total revenues for the first six months of fiscal 2003 and 2002 were 12.4% and 12.4%, respectively.

     Selling and marketing costs for the second quarter of fiscal 2003 were comparable to the same period of fiscal 2002. Selling and marketing costs for the first six months of fiscal 2003 decreased $0.5 million, or 1.7%, as compared to the same period of fiscal 2002, resulting primarily from a decreased emphasis on advertising and promotional programs, offset by increased marketing commissions. Selling and marketing costs as a percentage of total revenues for the first six months of fiscal 2003 and 2002 were 20.7% and 19.2%, respectively. This increase is primarily due to lower revenue levels and the shift in sales focus from the Company's more-established products to its newer BASE24-es product and its Payments Management products.

     General and administrative costs for the second quarter of fiscal 2003 decreased $0.7 million, or 4.7%, as compared to the same period of fiscal 2002. General and administrative costs for the first six months of fiscal 2003 decreased $1.0 million, or 3.6%, as compared to the same period of fiscal 2002. The decrease in general and administrative costs for the second quarter and first six months of fiscal 2003, as compared to the same periods in fiscal 2002, is primarily due to the sale of Regency during the second quarter of fiscal 2002.

     Other Income and Expense. Interest expense for the second quarter of fiscal 2003 decreased $0.7 million, or 45.5%, as compared to the same period of fiscal 2002. Interest expense for the first six months of fiscal 2003 decreased $1.3 million, or 43.1%, as compared to the same period of fiscal 2002. The decrease was attributable to a reduction in debt - financing agreements (balance at March 31, 2003 of $32.3 million as compared to $50.0 million at March 31, 2002) and a change in the amount of borrowings outstanding under the line of credit (there were no borrowings under the line of credit during the six months ended March 31, 2003).

     Other income (net) for the second quarter of fiscal 2003 decreased $8.0 million as compared to the same period of fiscal 2002. Results from the second quarter of fiscal 2002 included a gain on $8.3 million from the sale of Regency. Other income (net) for the first six months of fiscal 2003 decreased by $4.7 million as compared to the same period of fiscal 2002. During the first six months of fiscal 2002, the Company recorded a gain of $8.3 million from the sale of Regency offset by impairments of marketable equity securities totaling $3.7 million, which resulted in the decrease between corresponding periods.

     Income Taxes. The effective tax rate for the second quarter of fiscal 2003 was approximately 62.5% as compared to 59.3% for the same period of fiscal 2002. The effective tax rate for the first six months of fiscal 2003 was approximately 57.3% as compared to 59.4% for the same period of fiscal 2002. The effective tax rate for the second quarter and first six months of fiscal 2003 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The effective tax rate for the second quarter and first six months of fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, recognition of a valuation allowance for foreign tax credits, foreign tax rate differentials and gain on sale of subsidiary.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of its deferred tax assets. As of March 31, 2003, the Company has deferred tax assets of $33.1 million (net of $54.1 million valuation allowance). The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, additional increases to the valuation reserve may be required in future periods.

     The Company has retained tax professionals to review the Company's overall tax position and make recommendations for reducing the effective tax rate. The tax professionals are in the initial stages of their review. It is possible that the Company will be able to reduce its current effective tax rate, which could have a positive impact on net income (loss). There can be no assurance that the Company will be able to reduce its effective tax rate, and assuming the Company is successful in reducing the rate, there can be no assurance of the timing and amount of any such reduction.

Liquidity and Capital Resources

     As of March 31, 2003, the Company's principal sources of liquidity consisted of $94.6 million in cash, cash equivalents and marketable securities. The Company has a $15.0 million line of credit agreement that expires in June 2003. This credit agreement is secured by certain trade receivables and provides that the Company must satisfy certain specified earnings, working capital and minimum tangible net worth requirements, as defined, and places restrictions on the Company's ability to, among other things, sell assets, incur debt, pay dividends, participate in mergers and make investments or guarantees. Interest on this credit facility, which is payable monthly, accrues at an annual rate, selected by the Company, equal to either the bank's prime rate or the LIBOR rate plus 2%. As a result of the restatements of its consolidated financial statements, the Company is not in compliance with the debt covenants as of March 31, 2003 and the line is unavailable for borrowing purposes. The Company had no line of credit borrowings outstanding as of March 31, 2003, and currently does not intend to renew the line of credit agreement.

     The Company's net cash flows provided by operating activities for the first six months of fiscal 2003 amounted to $13.9 million as compared to $32.0 million provided by operating activities during the same period of fiscal 2002. The decrease in operating cash flows resulted primarily from changes in billed and accrued receivables, accounts payable, deferred revenue and income taxes.

     The Company's net cash flows used in investing activities totaled $0.5 million for the first six months of fiscal 2003 as compared to $1.4 million provided by investing activities during the same period of fiscal 2002. During the first six months of fiscal 2003, the Company purchased software, property and equipment of $1.1 million as compared to $3.4 million for the same period of fiscal 2002. The Company also realized net proceeds of $5.0 million related to the sale of Regency during the second quarter of fiscal 2002.

     The Company's net cash flows used in financing activities totaled $10.9 million for the first six months of fiscal 2003 as compared to $17.9 million used in financing activities during the same period of fiscal 2002. In the past, an important contributor to the cash management program was the Company's factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. The Company did not factor any future revenue streams during the first six months of fiscal 2003. During the first six months of fiscal 2002, the Company generated cash flows from the factoring of future revenue streams of $5.8 million. During the first six months of fiscal 2003 and 2002, payments made to the third-party financial institutions were $11.0 million and $13.0 million, respectively. In addition, during the first six months of fiscal 2002, the Company made payments on its bank line of credit facilities of $12.0 million.

     The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company's projected liquidity requirements for the foreseeable future.

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include but are not limited to statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

     o The Company's calculation of backlog is based on customer contracts that exist on the date of the calculation. A number of factors may change after the date of calculation that could result in actual revenues being less than the amounts contained in backlog. The Company's customers may attempt to renegotiate or terminate their contracts due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

     o The Company is currently in the process of evaluating the claims made in various lawsuits filed against the Company relating to its recent restatement of financial results. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose these lawsuits or if they were not settled on favorable terms, the judgment or settlement would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows.

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

     o The Company has restated certain of its prior financial statements as a result of reevaluating the accounting for several historical transactions. The Company is uncertain whether the lawsuits, change in the application of accounting principles and/or the restatement of prior period financial results will have a material adverse effect on the Company's customer, supplier or other business relationships.

     o As a result of the Company's restatement of its prior consolidated financial statements, it is likely that the Company will be subject to investigation by governmental authorities, including the Securities and Exchange Commission. The Securities and Exchange Commission has been in contact with the Company about the restatement process, but the Company has not been notified of a formal investigation. In the event that the Company is subject to such a formal investigation, the Company intends to cooperate with such investigation. There is risk that such an investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business.

     o New accounting standards, or additional interpretations or guidance regarding existing standards, could be issued in the future, which could lead to unanticipated changes in the Company's current financial accounting policies. These changes could affect the timing of revenue or expense recognition and cause fluctuations in operating results.

     o No assurance can be given that operating results will not vary. Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry. The Company's stock price may also become volatile, in part, due to the announced change in the application of certain accounting principles and/or the restatement of prior period financial results.

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

     o Prior to its May 2002 merger with HP, Compaq Computer Corporation announced a plan to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. The Company has not determined whether consolidation of the high-end servers, if it occurs as announced, will materially affect the Company's business, financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company's market risk for the six months ended March 31, 2003. See the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002 for additional discussions regarding quantitative and qualitative disclosures about market risk.

Item 4.  Controls and Procedures

     As noted in the Company's Form 10-K for the fiscal year ended September 30, 2002 and the Form 10-Q for the quarter ended December 31, 2002, management and KPMG advised the Company's Audit Committee that within the 90-day period prior to the date of filing those reports, they noted deficiencies in internal controls relating to:

     o   revenue recognition procedures;

     o   formal policies and procedures for significant transactions;

     o   centralized oversight for international operations;

     o   timely reconciliation of general ledger accounts; and

     o   staffing and training of personnel.

     KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in the Company's disclosure controls. Within the 90-day period prior to the date of filing this quarterly report on Form 10-Q, management has advised the Company's Audit Committee that the previously noted deficiencies in internal controls continue to exist although corrective actions have been taken and additional corrective actions will be implemented in the future. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements and to enable the completion of KPMG's quarterly review of its consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. Based on these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     The corrective actions that have been taken by the Company are as follows:

     1. The Company has retained an independent accounting firm to assist in the evaluation of the Company's existing internal controls and disclosure controls and make suggestions for improvement;

     2. The Company has reviewed and revised certain of its revenue recognition practices and contracting management policies and procedures;

     3. The Company has conducted formalized training of finance, sales and other staffs;

     4. The Company has enhanced its internal audit department and hired two full-time professionals;

     5. The Company has established a disclosure control committee to review all public reporting; and


     The Company intends to implement additional corrective actions to enhance the previously adopted corrective actions. In connection with the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has begun to evaluate its internal controls over financial reporting and has retained an independent accounting firm to assist in this evaluation. The Company will also continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     Class Action Litigation. The Company is aware of announcements for three class action complaints in connection with the re-audit and restatement of the Company's prior period financial statements. The Company has obtained copies of two class action complaints. The Company and its external legal advisors have searched for the third announced class action complaint but have not found it filed in the court where it was stated to be filed and have concluded that the third announced complaint has not been filed. The two complaints obtained by the Company are Desert Orchid Partners v. the Company, et al and Nancy Rosen v. the Company, et al. Based on the two complaints which are publicly available, the Company understands that the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The complaints allege that during the purported class periods, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The plaintiffs are seeking unspecified damages, interest, fees, costs and rescission. The class periods stated in the two complaints are January 21, 1999 through November 18, 2002 and December 29, 1999 through August 14, 2002. The Company and four of the individual defendants have been served with process with respect to the Rosen case only. The Company and the individual defendants that have been served plan on filing a motion to dismiss on or before their required answer dates.

     Derivative Litigation. On January 10, 2003, Samuel Naito filed the suit of "Samuel Naito, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Naito matter"). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     On January 24, 2003, Michael Russiello filed the suit of "Michael Russiello, Derivatively on behalf of Nominal Defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Russiello matter"). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures of certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     The Company filed a Motion to Dismiss in the Naito matter on February 14, 2003, and a Motion to Dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those Motions for March 14, 2003. Just prior to that date, Plaintiffs' counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits when and if service of process is achieved.

The Company, by and through its counsel, agreed to that stay. As a result, no other defendants have been served and no discovery has been commenced.

     These class action and derivative lawsuits were brought in the United States District Court for the District of Nebraska and the Nebraska District Courts, respectively, and are at preliminary stages. The Company is currently in the process of preparing to respond to the claims made in the lawsuits. The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed and are in the very early stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

     Additional suits against the Company may be commenced in the future. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that such litigation could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company's business.

     In connection with the re-audit and restatement of the Company's prior period financial statements, the Company has been in contact with the Securities and Exchange Commission Enforcement Division. On December 9, 2002, certain of the Company's officers and external legal counsel held a telephone conference with representatives of the SEC Enforcement Division. The Company had a follow-up meeting with the SEC Enforcement Division on March 14, 2003. At this meeting, the SEC representatives asked questions about the restatement. The SEC Enforcement Division also requested that the Company provide additional written information regarding the restatement. The Company supplied this information on March 21, 2003. The Company has not received any follow-up inquiries from the SEC Enforcement Division since March 21, 2003. To the knowledge of the Company, the SEC Enforcement Division has not issued a formal order of investigation. The Company intends to cooperate fully with the SEC on any additional inquiries.

     In addition to the foregoing, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any such legal proceedings, other than as described above, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on February 27, 2003. The only matter voted upon at such meeting and the number of shares cast for, or withheld, are as follows:

1.       Election of directors to hold office until the next Annual Meeting of
         Stockholders:

                Nominee                 For            Withheld
          Harlan F. Seymour          33,417,419         927,959
          Frank R. Sanchez           33,889,407         455,971
          Jim D. Kever               33,298,171       1,047,207
          Roger K. Alexander         33,366,290         979,088
          Gregory D. Derkacht        33,244,644       1,100,734

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    10.01 First Amended and Restated Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht
    10.02 Severance Compensation Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht

    99.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
    99.02 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     The Company filed a current report on Form 8-K on January 8, 2003 announcing that it received an extension to January 13, 2003 to file restated financial information for fiscal 2002, 2001 and 2000 with the SEC and Nasdaq, and that it will continue to be listed on the NASDAQ National Market during the extension period.

     The Company filed a current report on Form 8-K on January 14, 2003 announcing the completion of its re-audit and the January 13, 2003 filing of its Form 10-K, including fourth quarter results and restated financial statements for prior periods.

     The Company filed a current report on Form 8-K on January 16, 2003 announcing that NASDAQ Listing Qualifications Panel determined to continue the listing of the Company's common stock on the NASDAQ National Market and that the delisting proceedings have been closed.

     The Company filed a current report on Form 8-K on February 18, 2003 announcing that on February 13, 2003, the Company issued a press release with its fiscal 2003 first quarter results.

     The Company filed a current report on Form 8-K on March 5, 2003 announcing the issuance of a reminder notice to its Directors and Executive Officers that March 20th is the beginning of the Company's Stock Trading Black-Out Period for the current quarter, continuing through and including the third business day after the quarter's financial results have been publicly released.

     The Company filed a current report on Form 8-K on March 13, 2003 announcing the addition of John D. Curtis and John E. Stokely to the Company's Board of Directors, bringing the total number of board members to seven, effective March 11, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRANSACTION SYSTEMS ARCHITECTS, INC.
                                         (Registrant)

Date: May 14, 2003                       By:        /s/ DWIGHT G. HANSON
                                            ------------------------------------
                                                      Dwight G. Hanson
                                             Chief Financial Officer, Treasurer
                                                  and Senior Vice President

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


Date: May 14, 2003                       By:      /s/ GREGORY D. DERKACHT
                                            ------------------------------------
                                                    Gregory D. Derkacht
                                             Chief Executive Officer, President
                                                        and Director

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


Date: May 14, 2003                       By:        /s/ DWIGHT G. HANSON
                                            ------------------------------------
                                                      Dwight G. Hanson
                                             Chief Financial Officer, Treasurer
                                                  and Senior Vice President