Form 10-Q
period 2003-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2003-08-14
CIK 935036

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

                  For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 35,635,104 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 7,680 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================


                                TABLE OF CONTENTS
                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements......................................................................   1
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  15
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  25
    Item 4.  Controls and Procedures...................................................................  25

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings.........................................................................  27
    Item 6.  Exhibits and Reports on Form 8-K..........................................................  28

Signature..............................................................................................  29









================================================================================




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                                            Page
                                                                                                            ----
Condensed Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002............................  2
Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002..  3
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002............  4
Notes to Condensed Consolidated Financial Statements........................................................  5



              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)


                                                                                    June 30,       September 30,
                                                                                      2003              2002
                                                                                 -------------     -------------
                                                                                  (Unaudited)
                                                       ASSETS
Current assets:
   Cash and cash equivalents...................................................   $   100,893       $    87,894
   Marketable securities.......................................................         2,807             3,757
   Billed receivables, net of allowances of $4,086 and 3,613, respectively.....        43,479            35,755
   Accrued receivables.........................................................         6,888            13,132
   Deferred income taxes, net..................................................         9,657            17,554
   Other.......................................................................         5,365             4,560
                                                                                 -------------     -------------
      Total current assets.....................................................       169,089           162,652
Property and equipment, net....................................................        10,113            11,597
Software, net..................................................................         2,684             5,609
Goodwill, net..................................................................        46,457            55,947
Deferred income taxes, net.....................................................        25,615            27,546
Other..........................................................................         2,391             3,168
                                                                                 -------------     -------------
      Total assets.............................................................   $   256,349       $   266,519
                                                                                 =============     =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of debt - financing agreements..............................   $    16,721       $    18,444
   Accounts payable............................................................         6,946             7,348
   Accrued employee compensation...............................................         8,680             7,583
   Accrued liabilities.........................................................         9,116            11,494
   Income taxes payable........................................................         3,625             7,847
   Deferred revenue............................................................        68,830            59,598
   Other.......................................................................           756               872
                                                                                 -------------     -------------
      Total current liabilities................................................       114,674           113,186
Debt - financing agreements....................................................        12,498            24,866
Deferred revenue...............................................................        20,014            23,860
Other..........................................................................         1,472             1,749
                                                                                 -------------     -------------
      Total liabilities........................................................       148,658           163,661
                                                                                 -------------     -------------
Contingencies (Note 10)

Stockholders' equity:
   Class A Common Stock, $.005 par value; 50,000,000 shares authorized;
      37,111,249 and 36,887,805 shares issued at
      June 30, 2003 and September 30, 2002, respectively.......................           183               183
   Treasury stock, at cost, 1,476,145 shares...................................       (35,258)          (35,258)
   Additional paid-in capital..................................................       229,572           228,465
   Accumulated deficit.........................................................       (78,715)          (83,927)
   Accumulated other comprehensive loss, net...................................        (8,091)           (6,605)
                                                                                 -------------     -------------
      Total stockholders' equity...............................................       107,691           102,858
                                                                                 -------------     -------------
      Total liabilities and stockholders' equity...............................   $   256,349       $   266,519
                                                                                 =============     =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                           Three Months Ended            Nine Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                           2003          2002            2003          2002
                                                       ------------  ------------    ------------  ------------
Revenues:
  Software license fees..............................   $   40,717    $   38,706      $  110,214    $  119,152
  Maintenance fees...................................       20,675        18,175          58,740        55,656
  Services...........................................       12,382        12,572          36,559        39,119
                                                       ------------  ------------    ------------  ------------
    Total revenues..................................        73,774        69,453         205,513       213,927
                                                       ------------  ------------    ------------  ------------
Expenses:
  Cost of software license fees......................        6,339         6,673          18,567        23,838
  Cost of maintenance fees and services..............       15,082        14,953          45,583        47,366
  Research and development...........................        9,478         8,711          25,785        26,678
  Selling and marketing..............................       13,686        15,264          40,951        43,002
  General and administrative.........................       15,245        11,297          41,932        38,993
  Impairment of goodwill.............................        9,290             -           9,290             -
                                                       ------------  ------------    ------------  ------------
    Total expenses..................................        69,120        56,898         182,108       179,877
                                                       ------------  ------------    ------------  ------------
Operating income......................................       4,654        12,555          23,405        34,050
                                                       ------------  ------------    ------------  ------------
Other income (expense):
  Interest income....................................          281           404             876         1,044
  Interest expense...................................         (682)       (1,313)         (2,425)       (4,376)
  Other, net.........................................          225           424            (835)        4,022
                                                       ------------  ------------    ------------  ------------
    Total other income (expense)....................          (176)         (485)         (2,384)          690
                                                       ------------  ------------    ------------  ------------
Income before income taxes............................       4,478        12,070          21,021        34,740
Income tax provision..................................      (6,331)       (7,066)        (15,809)      (20,528)
                                                       ------------  ------------    ------------  ------------
Net income (loss).....................................  $   (1,853)   $    5,004      $    5,212    $   14,212
                                                       ============  ============    ============  ============

Earnings (loss) per share information:

  Weighted average shares outstanding:
    Basic...........................................        35,571        35,355          35,489        35,303
                                                       ============  ============    ============  ============
    Diluted.........................................        35,571        35,735          35,601        35,576
                                                       ============  ============    ============  ============

  Earnings (loss) per share:
    Basic...........................................    $    (0.05)   $     0.14      $     0.15    $     0.40
                                                       ============  ============    ============  ============
    Diluted.........................................    $    (0.05)   $     0.14      $     0.15    $     0.40
                                                       ============  ============    ============  ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)


                                                                                        Nine Months Ended
                                                                                 -------------------------------
                                                                                               June 30,
                                                                                      2003              2002
                                                                                 -------------     -------------
Cash flows from operating activities:
   Net income..................................................................   $     5,212        $   14,212
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation.............................................................         3,804             4,932
      Amortization.............................................................         3,151             7,918
      Gain on sale of business.................................................             -            (8,743)
      Loss on sale of marketable equity securities.............................            84                 -
      Impairments of marketable equity securities..............................             -             4,775
      Impairment of goodwill...................................................         9,290                 -
      Changes in operating assets and liabilities:
        Billed and accrued receivables, net....................................          (763)            8,282
        Other current and noncurrent assets....................................        (4,319)            2,079
        Accounts payable.......................................................           410            (5,919)
        Deferred revenue.......................................................         4,391             4,532
        Income taxes...........................................................         5,606            17,097
        Other current and noncurrent liabilities...............................          (809)           (5,502)
                                                                                 -------------     -------------
           Net cash provided by operating activities...........................        26,057            43,663
                                                                                 -------------     -------------
Cash flows from investing activities:
   Purchases of property and equipment, net....................................        (1,972)           (3,037)
   Purchases of software.......................................................          (367)             (765)
   Net proceeds from sale of business..........................................             -             5,429
   Other, net..................................................................           629               585
                                                                                 -------------     -------------
           Net cash provided by (used in) investing activities.................        (1,710)            2,212
                                                                                 -------------     -------------
Cash flows from financing activities:
   Proceeds from issuance of Class A Common Stock..............................           789               910
   Proceeds from exercise of stock options.....................................           318                69
   Repayments on line of credit................................................             -           (12,000)
   Proceeds from debt - financing agreements...................................             -             7,600
   Payments on debt - financing agreements.....................................       (14,725)          (16,290)
   Other, net..................................................................          (611)              411
                                                                                 -------------     -------------
           Net cash used in financing activities...............................       (14,229)          (19,300)
                                                                                 -------------     -------------
Effect of exchange rate fluctuations on cash...................................         2,881               544
                                                                                 -------------     -------------
Net increase in cash and cash equivalents......................................        12,999            27,119
Cash and cash equivalents, beginning of period.................................        87,894            32,004
                                                                                 -------------     -------------
Cash and cash equivalents, end of period.......................................   $   100,893          $ 59,123
                                                                                 =============     =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Condensed Consolidated Financial Statements

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at June 30, 2003, and for the three and nine months ended June 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to current presentation.

     The condensed consolidated financial statements contained herein should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2003.

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Maintenance Fees. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where a time-based software license has a duration of one year or less, or the initial PCS term is relatively long (i.e. greater than fifty percent) compared to the term of the software license, the Company recognizes revenue for the entire arrangement ratably over the PCS term as VSOE of fair value cannot be established.

     Services. Revenues from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed. Revenues from professional services provided on a fixed-fee basis are recognized using the percentage-of-completion method.

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

Debt - Financing Agreements

     The Company periodically sells rights to future payment streams under software license arrangements with extended payment terms. In accordance with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") 88-18, "Sales of Future Revenues," the Company records the proceeds received from these arrangements as debt and reduces the debt principal as payments are made. Interest on the debt accrues monthly and is computed using the effective interest method.

Recent Accounting Pronouncements

     In October 2002, the Company adopted EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which requires (1) that reimbursements received for out-of-pocket expenses be classified as revenue, rather than as a reduction of expenses, and
(2) upon adoption, comparative financial statements for prior periods be reclassified to comply with the guidance of EITF 01-14. As a result of adopting EITF 01-14, results for the three and nine months ended June 30, 2002 were restated to increase revenues and increase operating expenses by $0.5 million and $1.5 million, respectively. The adoption of EITF 01-14 had no effect on net income.

     In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's fiscal year ending September 30, 2003, with disclosure provisions for interim periods beginning after December 15, 2002. The Company does not expect to voluntarily adopt the fair value based method of SFAS No. 123 and, therefore, does not expect the measurement provisions of SFAS No. 148 to affect the Company's financial position or results of operations. The Company has adopted the disclosure provisions required by SFAS No. 148 (see Note
2).
     In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 applies as of July 1, 2003 for existing arrangements. The Company is currently assessing the impact, if any, the application of FIN 46 is expected to have on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company does not expect the provisions of SFAS No. 150 to affect its financial position or results of operations.

     In May 2003, the EITF finalized certain provisions within EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses accounting for arrangements that include multiple revenue-generating activities. EITF 00-21 discusses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting, and how consideration received pursuant to such an arrangement should be measured and allocated to the separate units of accounting. The guidance provided by EITF 00-21 is effective for revenue arrangements entered into by the Company as of July 1, 2003. The Company does not expect the provisions of EITF 00-21 to affect its financial position or results of operations.

2.  Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. In accordance with APB No. 25, no compensation expense has been recognized in the Company's consolidated statements of operations for the three and nine months ended June 30, 2003 and 2002 related to its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income/loss and earnings/loss per share for the three and nine months ended June 30, 2003 and 2002 would have approximated the following pro forma amounts (in thousands, except per share amounts):

                                                              Three Months Ended         Nine Months Ended
                                                                   June 30,                   June 30,
                                                            ----------------------     ----------------------
                                                               2003        2002           2003        2002
                                                            ----------  ----------     ----------  ----------
     Net income (loss):
       As reported.........................................  $ (1,853)   $  5,004       $  5,212    $ 14,212
       Deduct: stock-based employee compensation expense
         determined under fair value based method for
         all awards, net of related tax effects............    (1,427)     (1,433)        (4,455)     (2,108)
                                                            ----------  ----------     ----------  ----------
       Pro forma...........................................  $ (3,280)   $  3,571       $    757    $ 12,104
                                                            ==========  ==========     ==========  ==========

     Earnings (loss) per share:
       Basic and diluted, as reported......................  $  (0.05)   $   0.14       $   0.15    $   0.40
                                                            ==========  ==========     ==========  ==========
       Basic and diluted, pro forma........................  $  (0.09)   $   0.10       $   0.02    $   0.34
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

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2002 (in thousands):

                                                                    Lease
                                                                 Obligations
                                                                 -----------
     Balance, September 30, 2002................................  $   1,047
     Amounts paid year-to-date during fiscal 2003...............       (252)
                                                                 -----------
     Balance, June 30, 2003.....................................  $     795
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

4.  Goodwill and Software

     During the third quarter of fiscal 2003, the Company performed an analysis of the carrying value of goodwill related to its 2001 acquisition of MessagingDirect Ltd. ("MDL"). This analysis was performed as a result of the Company's decision to reduce staffing levels within the MDL operating unit due to the slower than expected adoption of MDL's secure document delivery technology. As a result of this analysis, which included updated financial forecasts, the Company determined that MDL's remaining goodwill was impaired. The impairment was determined by comparing the estimated fair value of the MDL goodwill to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the MDL business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates at the time. As a result of the fair value test, the Company wrote off the remaining carrying value of MDL goodwill of $9.3 million, which is presented as impairment of goodwill in the accompanying consolidated statements of operations. Other changes to the carrying amount of goodwill during the nine months ended June 30, 2003 resulted from foreign currency translation adjustments.

     The gross carrying amount and accumulated amortization of the Company's intangible assets that are subject to amortization at each balance sheet date, consisting only of software, are as follows (in thousands):

                                                June 30,     Sept. 30,
                                                  2003         2002
                                               ----------   ----------
     Internally-developed software............. $ 15,723     $ 15,372
     Purchased software........................   44,131       43,312
                                               ----------   ----------
                                                  59,854       58,684
     Less: accumulated amortization............  (57,170)     (53,075)
                                               ----------   ----------
     Software, net............................. $  2,684     $  5,609
                                               ==========   ==========


     Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and nine months ended June 30, 2003 was $0.7 million and $2.3 million, respectively. Based on capitalized software at June 30, 2003, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2003 and in succeeding fiscal years is as follows (in thousands):

          2003................................................ $  613
          2004................................................  1,663
          2005................................................    289
          2006................................................     68
          Thereafter..........................................     51

5.  Debt - Financing Agreements

     During the nine months ended June 30, 2002, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately $7.6 million. The Company did not sell any rights to future payment streams under software license arrangements with extended payment terms during the nine months ended June 30, 2003. The amount of the proceeds received from the financing arrangements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds during the nine months ended June 30, 2002 ranged from 6.50% to 7.75%. The Company recorded interest expense of $0.7 million and $1.2 million during the three months ended June 30, 2003 and 2002, respectively, and $2.4 million and $3.8 million during the nine months ended June 30, 2003 and 2002, respectively, related to debt - financing agreements.

6.  Common Stock and Earnings Per Share

     Exchangeable shares, and options to purchase shares of TSA Class A Common Stock ("Common Stock") at an exercise price of one cent per share, received by shareholders of MDL, that have not yet been converted into Common Stock are included in Class A Common Stock for presentation purposes on the June 30, 2003 and September 30, 2002 consolidated balance sheets. Exchangeable shares and MDL options included in Common Stock totaled 0 shares and 7,680 options as of June 30, 2003, and 73,909 shares and 11,010 options as of September 30, 2002, respectively.

     Earnings per share ("EPS") has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders (the numerator), by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding dilutive securities (the denominator). Exchangeable shares and options received by shareholders of MDL that have not yet been converted into Common Stock are included in common shares outstanding for EPS computations. The difference between the basic and diluted EPS denominators for the three months ended June 30, 2002, which amounted to approximately 380,000 shares, and for the nine months ended June 30, 2003 and 2002, which amounted to approximately 112,000 and 273,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. For the three months ended June 30, 2003, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss from continuing operations. Weighted average shares from stock options of 1,471,000 were excluded from the computation of diluted EPS for the three months ended June 30, 2002, and weighted average shares from stock options of 5,065,000 and 1,617,000 were excluded from the computation of diluted EPS for the nine months ended June 30, 2003 and 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares. Diluted shares for the three months ended June 30, 2003 excludes 136,000 weighted average incremental shares related to employee and director stock options. These shares are excluded despite their exercise prices being below the average market price of the Company's common shares as their effect is antidilutive. In addition, for the three months ended June 30, 2003, the Company has excluded 4,916,000 shares related to employee and director stock options that have exercise prices greater than the average market price of the Company's common shares.

7.  Comprehensive Income/Loss

     The Company's components of other comprehensive income/loss were as follows (in thousands):

                                                        Three Months Ended        Nine Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2003        2002          2003        2002
                                                      ----------  ----------    ----------  ----------
     Net income (loss)...............................  $ (1,853)   $  5,004      $  5,212    $ 14,212
     Other comprehensive income (loss):
       Foreign currency translation adjustments......      (718)       (793)       (1,249)        484
       Change in unrealized investment holding loss:
         Unrealized holding gain (loss) arising during
           the period..................................    (297)     (2,817)         (237)       (212)
         Reclassification for gain(loss) included in
           net income (loss)...........................     (28)         18           (85)         36
         Reclassification for other than temporary
           loss included in net income (loss)..........       -       1,103             -       4,632
                                                      ----------  ----------    ----------  ----------
     Comprehensive income (loss).....................  $ (2,896)   $  2,515      $  3,641    $ 19,152
                                                      ==========  ==========    ==========  ==========

     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

                                                        Foreign      Unrealized     Accumulated
                                                       Currency      Investment        Other
                                                      Translation      Holding     Comprehensive
                                                      Adjustments       Loss       Income (Loss)
                                                      -----------   ------------   -------------
     Balance, September 30, 2002.....................  $ (6,162)      $   (443)      $ (6,605)
     Fiscal 2003 year-to-date activity...............    (1,249)          (237)        (1,486)
                                                      ----------     ----------     ----------
     Balance, June 30, 2003..........................  $ (7,411)      $   (680)      $ (8,091)
                                                      ==========     ==========     ==========


8.  Income Taxes

     The effective tax rate for the third quarter of fiscal 2003 was approximately 141.4%, which includes the impact of a $9.3 million non-deductible goodwill impairment charge negatively impacting the effective tax rate by 95.4%, as compared to 58.5% for the same period of fiscal 2002. The effective tax rate for the first nine months of fiscal 2003 was approximately 75.2%, which includes the impact of a $9.3 million non-deductible goodwill impairment charge negatively impacting the effective tax rate by 23.0%, as compared to 59.1% for the same period of fiscal 2002. The remaining effective tax rates of 46.0% and 52.2% for the third quarter and first nine months of fiscal 2003 were primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The improvement in the effective tax rates for the third quarter and first nine months of fiscal 2003 (excluding the effect of the non-deductible goodwill impairment charge), as compared to the same periods of fiscal 2002, resulted primarily from recognition of R&D credits and extraterritorial income exclusion benefits. The effective tax rates for the third quarter and first nine months of fiscal 2002 were primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, recognition of a valuation allowance for foreign tax credits, foreign tax rate differentials and gain on sale of subsidiary.

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

     The Company's chief operating decision makers review business unit financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company's consolidated revenues during the three and nine months ended June 30, 2003 and 2002. The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                        Three Months Ended        Nine Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2003        2002          2003        2002
                                                      ----------  ----------    ----------  ----------
     Revenues:
       ACI Worldwide.................................  $ 56,358    $ 52,276      $150,629    $159,952
       Insession Technologies........................     8,600       7,675        24,428      25,744
       IntraNet......................................     8,816       9,502        30,456      28,231
                                                      ----------  ----------    ----------  ----------
                                                       $ 73,774    $ 69,453      $205,513    $213,927
                                                      ==========  ==========    ==========  ==========

     Operating income:
       ACI Worldwide.................................  $  1,960    $  9,791      $ 12,220    $ 26,729
       Insession Technologies........................     1,907       1,771         5,135       5,010
       IntraNet......................................       787         993         6,050       2,311
                                                      ----------  ----------    ----------  ----------
                                                       $  4,654    $ 12,555      $ 23,405    $ 34,050
                                                      ==========  ==========    ==========  ==========

Offsetting ACI Worldwide operating income for the three and nine months ended June 30, 2003 is a $9.3 million goodwill impairment charge.

     Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The following are revenues for the periods indicated and long-lived assets at each balance sheet date for these geographic regions (in thousands):

                                                        Three Months Ended        Nine Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2003        2002          2003        2002
                                                      ----------  ----------    ----------  ----------
     Revenues:
       United States.................................  $ 31,867    $ 26,626      $ 89,717    $ 90,373
       Other Americas................................     8,985      16,973        24,594      37,542
                                                      ----------  ----------    ----------  ----------
         Total Americas..............................    40,582      43,599       114,311     127,915
       EMEA..........................................    25,153      18,582        66,988      64,782
       Asia/Pacific..................................     7,769       7,272        24,214      21,230
                                                      ----------  ----------    ----------  ----------
                                                       $ 73,774    $ 69,453      $205,513    $213,927
                                                      ==========  ==========    ==========  ==========



                                                      June 30,     Sept. 30,
                                                        2003         2002
                                                     ----------   ----------
      Long-lived assets:
        United States...............................  $ 52,848     $ 57,616
        Other Americas..............................     2,564        6,098
                                                     ----------   ----------
          Total Americas............................    55,412       63,714
        EMEA........................................     5,387       11,805
        Asia/Pacific ...............................       846          802
                                                     ----------   ----------
                                                      $ 61,645     $ 76,321
                                                     ==========   ==========




10.  Contingencies

Legal Proceedings

     Class Action Litigation. Two class action complaints were filed against the Company and certain individual named defendants in connection with the Company's restatement of its prior consolidated financial statements. The two complaints are Desert Orchid Partners v. the Company, et al. and Nancy Rosen v. the Company, et al.

Pursuant to a Court Order, the two suits were consolidated and, also in accordance with the Court Order, the Court-designated Lead Plaintiff, Genesee County Employees' Retirement System, filed a First Amended Consolidated Class Action Complaint on June 30, 2003 (the "Consolidated Complaint"). The Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The Consolidated Complaint alleges that during the purported class period, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The Lead Plaintiff is seeking unspecified damages, interest, fees, costs and rescission. The class period stated in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants were granted an extension of time to file an answer to the Consolidated Complaint. An answer is due on August 20, 2003, at which time the Company and the individual defendants anticipate filing a motion to dismiss.

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

     Securities and Exchange Commission Investigation. In connection with the Company's restatement of its prior consolidated financial statements, the Company has been in contact with the Securities and Exchange Commission Enforcement Division. On December 9, 2002, certain of the Company's officers and external legal counsel held a telephone conference with representatives of the SEC Enforcement Division. The Company had a follow-up meeting with the SEC Enforcement Division on March 14, 2003. At this meeting, the SEC representatives asked questions about the restatement. The SEC Enforcement Division also requested that the Company provide additional written information regarding the restatement. The Company supplied this information on March 21, 2003. On August 8, 2003, the Company was informed that the SEC Enforcement Division has issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. The Company intends to cooperate fully with the SEC with respect to this investigation.

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

Business Units

     The Company's products and services are currently organized within three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. Most of the Company's products and services are marketed and supported through distribution networks covering three geographic regions: the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with reseller and/or distributor networks. The following are revenues and operating income for these business units for the three and nine months ended June 30, 2003 and 2002 (in thousands):

                                                        Three Months Ended        Nine Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2003        2002          2003        2002
                                                      ----------  ----------    ----------  ----------
     Revenues:
       ACI Worldwide.................................  $ 56,358    $ 52,276      $150,629    $159,952
       Insession Technologies........................     8,600       7,675        24,428      25,744
       IntraNet......................................     8,816       9,502        30,456      28,231
                                                      ----------  ----------    ----------  ----------
                                                       $ 73,774    $ 69,453      $205,513    $213,927
                                                      ==========  ==========    ==========  ==========

     Operating income:
       ACI Worldwide.................................  $  1,960    $  9,791      $ 12,220    $ 26,729
       Insession Technologies........................     1,907       1,771         5,135       5,010
       IntraNet......................................       787         993         6,050       2,311
                                                      ----------  ----------    ----------  ----------
                                                       $  4,654    $ 12,555      $ 23,405    $ 34,050
                                                      ==========  ==========    ==========  ==========


Offsetting ACI Worldwide operating income for the three and nine months ended June 30, 2003 is a $9.3 million goodwill impairment charge.

Backlog

     Included in backlog are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenue will occur within one year. Recurring backlog includes all monthly license fees, maintenance fees and facilities management fees. Non-recurring backlog includes all other fees.

     The following table sets forth the Company's recurring and non-recurring backlog, by business unit, as of June 30, 2003 (in thousands):

                                                                       Non-
                                                      Recurring     Recurring       Total
                                                     -----------   -----------   -----------
     ACI Worldwide..................................  $ 131,220      $ 45,892     $ 177,112
     Insession Technologies.........................     20,370         5,704        26,074
     IntraNet, Inc..................................     12,706        10,004        22,710
                                                     -----------    ----------   -----------
                                                      $ 164,296      $ 61,600     $ 225,896
                                                     ===========    ==========   ===========

     Customers may request that their contracts be renegotiated or terminated due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. In evaluating the Company's backlog, the risk factors described below in Forward-Looking Statements should be considered.

Critical Accounting Policies and Estimates

     Management's discussion and analysis of financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of its estimates and assumptions, including those related to revenue recognition, provision for doubtful accounts, fair value of investments, fair value of goodwill and software, useful lives of intangible and fixed assets, income taxes, and contingencies and litigation, among others. Actual results could differ from those estimates.

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

     Maintenance Fees. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where a time-based software license has a duration of one year or less, or the initial PCS term is relatively long (i.e. greater than fifty percent) compared to the term of the software license, the Company recognizes revenue for the entire arrangement ratably over the PCS term as VSOE of fair value cannot be established.

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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                       Three Months Ended June 30,                      Nine Months Ended June 30,
                               ------------------------------------------    ------------------------------------------
                                       2003                  2002                    2003                  2002
                               --------------------  --------------------    --------------------  --------------------
                                             % of                  % of                    % of                  % of
                                 Amount     Revenue    Amount     Revenue       Amount    Revenue    Amount     Revenue
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
Revenues:
  Initial license fees (ILFs).  $ 18,902     25.6%    $ 19,191      27.6%     $ 46,383      22.6%   $ 57,468      26.9%
  Monthly license fees (MLFs).    21,815     29.6       19,515      28.1        63,831      31.0      61,684      28.8
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
  Software license fees.......    40,717     55.2       38,706      55.7       110,214      53.6     119,152      55.7
  Maintenance fees............    20,675     28.0       18,175      26.2        58,740      28.6      55,656      26.0
  Services....................    12,382     16.8       12,572      18.1        36,559      17.8      39,119      18.3
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
    Total revenues............    73,774    100.0       69,453     100.0       205,513     100.0     213,927     100.0
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------

Expenses:
  Cost of software license
    fees......................     6,339      8.6        6,673       9.6        18,567       9.0      23,838      11.2
  Cost of maintenance fees
    and services..............    15,082     20.4       14,953      21.5        45,583      22.2      47,366      22.1
  Research and development....     9,478     12.8        8,711      12.5        25,785      12.6      26,678      12.5
  Selling and marketing.......    13,686     18.6       15,264      22.0        40,951      19.9      43,002      20.1
  General and administrative..    15,245     20.7       11,297      16.3        41,932      20.4      38,993      18.2
  Impairment of goodwill......     9,290     12.6            -         -         9,290       4.5           -         -
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
    Total expenses............    69,120     93.7       56,898      81.9       182,108      88.6     179,877      84.1
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
Operating income...............    4,654      6.3       12,555      18.1        23,405      11.4      34,050      15.9
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
Other income (expense):
  Interest income.............       281      0.4          404       0.6           876       0.4       1,044       0.5
  Interest expense............      (682)    (0.9)      (1,313)     (1.9)       (2,425)     (1.2)     (4,376)     (2.1)
  Other, net..................       225      0.3          424       0.6          (835)     (0.4)      4,022       1.9
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
    Total other income
      (expense).........            (176)    (0.2)        (485)     (0.7)       (2,384)     (1.2)        690       0.3
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
Income before income taxes.....    4,478      6.1       12,070      17.4        21,021      10.2      34,740      16.2
Income tax provision...........   (6,331)    (8.6)      (7,066)    (10.2)      (15,809)     (7.7)    (20,528)     (9.6)
                               ----------  --------  ----------  --------    ----------  --------  ----------  --------
Net income (loss).............. $ (1,853)    (2.5)%    $ 5,004       7.2%     $  5,212       2.5%   $ 14,212       6.6%
                               ==========  ========  ==========  ========    ==========  ========  ==========  ========


     Revenues. Total revenues for the third quarter of fiscal 2003 increased $4.3 million, or 6.2%, as compared to the same period of fiscal 2002. Total revenues for the first nine months of fiscal 2003 decreased $8.4 million, or 3.9%, as compared to the same period of fiscal 2002. The three-month increase is the result of a $2.0 million, or 5.2%, increase in software license fee revenues and a $2.5 million, or 13.8%, increase in maintenance fee revenues, offset by a $0.2 million, or 1.5%, decrease in services revenues. The nine-month decrease is the result of an $8.9 million, or 7.5%, decrease in software license fee revenues and a $2.6 million, or 6.5%, decrease in services revenues, offset by a $3.1 million, or 5.5%, increase in maintenance fee revenues. Approximately $2.3 million of the decrease in total revenues for first nine months of fiscal 2003 was due to the sale of Regency Systems, Inc. ("Regency") in February 2002, which was part of the ACI Worldwide business unit. The effect of changes in foreign currency exchange rates was to increase overall revenues by approximately $2.6 million for the nine months ended June 30, 2003, as compared to the same period of fiscal 2002.

     For the third quarter ended June 30, 2003, as compared to the same period of fiscal 2002, ACI Worldwide's software license fee revenues increased due to an increase in the number and size of transaction volume upgrades, primarily in the EMEA region. For the first nine months of fiscal 2003, as compared to the same period of fiscal 2002, ACI Worldwide's software license fee revenues decreased primarily due to a shift in sales focus from the Company's more-established products to its newer BASE24-es product and its Payments Management products. As a result of this shift to newer products, absent other factors, the Company will experience a decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues under less-established products are typically recognized upon acceptance, or first production use by the customer due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product. Insession Technologies' software license fee revenues were slightly higher for the third quarter ended June 30, 2003, as compared to the same period of fiscal 2002. For the first nine months of fiscal 2003, as compared to the same period of fiscal 2002, Insession Technologies' software license fee revenues decreased primarily due to system consolidations and company consolidations. In addition, as customers within the Insession Technologies business unit renew existing contracts, the renewal contract generally has a higher proportion of the total fees that relate to maintenance. For the third quarter ended June 30, 2003, as compared to the same period of fiscal 2002, IntraNet's software license fee revenues decreased due to a decline in the number of customers migrating from the Digital VAX-based Money Transfer System ("MTS") product to the new RS6000-based MTS product. For the first nine months of fiscal 2003, as compared to the same period of fiscal 2002, IntraNet's software license fee revenues increased due to the completion of the final phase of an ACH project with a large European bank, allowing the Company to recognize approximately $3.6 million in revenues, offset by a decline in the number of customers migrating from the Digital VAX-based MTS product to the new RS6000-based MTS product.

     The increase in maintenance fee revenues is primarily due to growth in the installed base of software products within the ACI Worldwide business unit, along with the higher proportion of maintenance revenues resulting from contract renewals within the Insession Technologies business unit, as discussed above, offset by decreases resulting from the sale of Regency.

     The decrease in services revenues for the third quarter and first nine months of fiscal 2003, as compared to the same periods of fiscal 2002, is primarily the result of a decreased demand in the ACI Worldwide and Insession Technologies business units for technical and project management services. This decreased demand is primarily due to (1) increased competition in the marketplace by companies that offer services work at lower rates, (2) many larger customers increasing their internal staffs in order to reduce their dependence on external resources and (3) general decreases in worldwide demand for services as a result of depressed economic conditions. In addition, IntraNet's services revenues decreased for the third quarter and first nine months of fiscal 2003, as compared to the same periods in fiscal 2002, due to a decline in the number of customers migrating from the Digital VAX-based MTS product to the new RS6000-based MTS product.

     Expenses. Total operating expenses for the third quarter of fiscal 2003 increased $12.2 million, or 21.5%, as compared to the same period of fiscal 2002. Total operating expenses for the first nine months of fiscal 2003 increased $2.2 million, or 1.2%, as compared to the same period of fiscal 2002. Operating expenses for the third quarter and first nine months of fiscal 2003 included a goodwill impairment charge of $9.3 million. Operating expenses decreased by approximately $4.0 million during the first nine months of fiscal 2003, as compared to the same period of fiscal 2002, due to the sale of Regency during the second quarter of fiscal 2002. Additionally, during fiscal 2002, the Company placed an emphasis on reducing overall staffing levels through attrition or delayed hiring decisions in an attempt to reduce operating expenses. The effect of changes in foreign currency exchange rates was to increase overall expenses by approximately $4.2 million for the nine months ended June 30, 2003, as compared to the same period of fiscal 2002.

     Cost of software license fees for the third quarter of fiscal 2003 decreased $0.3 million, or 5.0%, as compared to the same period of fiscal 2002. Cost of software license fees for the first nine months of fiscal 2003 decreased $5.3 million, or 22.1%, as compared to the same period of fiscal 2002. The decrease in cost of software license fees for the third quarter and first nine months of fiscal 2003, as compared to the same periods of fiscal 2002, was due primarily to a decrease in amortization of software products that are now fully amortized of $0.6 million and $4.1 million, respectively, for the three and nine months ended June 30, 2003, as well as decreases in personnel-related expenses due to reduced staff levels. In addition, distributor commissions decreased due to lower revenue levels from those sources.

     Cost of maintenance and services for the third quarter of fiscal 2003 increased $0.1 million, or 0.9%, as compared to the same period of fiscal 2002. Cost of maintenance and services for the first nine months of fiscal 2003 decreased $1.8 million, or 3.8%, as compared to the same period of fiscal 2002. The decrease in cost of maintenance and services for the first nine months of fiscal 2003, as compared to the same period of fiscal 2002, was primarily the result of fewer staff (internal and external) needed to support the Company's ACI Worldwide and Insession Technologies services-related business, which experienced declines in demand.

     Research and development ("R&D") costs for the third quarter of fiscal 2003 increased $0.8 million, or 8.8%, as compared to the same period of fiscal 2002. Research and development ("R&D") costs for the first nine months of fiscal 2003 decreased $0.9 million, or 3.3%, as compared to the same period of fiscal 2002. R&D costs as a percentage of total revenues for the first nine months of fiscal 2003 and 2002 were 12.6% and 12.5%, respectively.

     Selling and marketing costs for the third quarter of fiscal 2003 decreased $1.6 million, or 10.3%, as compared to the same period of fiscal 2002. Selling and marketing costs for the first nine months of fiscal 2003 decreased $2.1 million, or 4.8%, as compared to the same period of fiscal 2002. The decrease in selling and marketing costs for the third quarter and first nine months of fiscal 2003, as compared to the same periods of fiscal 2002, was due primarily to a decreased emphasis on advertising and promotional programs, offset by increased sales commissions. Selling and marketing costs as a percentage of total revenues for the first nine months of fiscal 2003 and 2002 were 19.9% and 20.1%, respectively.

     General and administrative costs for the third quarter of fiscal 2003 increased $3.9 million, or 34.9%, as compared to the same period of fiscal 2002. General and administrative costs for the first nine months of fiscal 2003 increased $2.9 million, or 7.5%, as compared to the same period of fiscal 2002. The increase in general and administrative costs for the third quarter of fiscal 2003, as compared to the same period of fiscal 2002, is primarily due to increased bad debts expense and increased professional fees for legal, tax and other services. Bad debts expense for the third quarter of fiscal 2002 was a negative amount due to adjustments made to the allowance for doubtful accounts at that time. The increase in general and administrative costs for the first nine months of fiscal 2003, as compared to the same period of fiscal 2002, is primarily due to increased bad debts expense and increased professional fees, offset by reduced costs resulting from the sale of Regency during the second quarter of fiscal 2002.

     Other Income and Expense. Interest expense for the third quarter of fiscal 2003 decreased $0.6 million, or 48.1%, as compared to the same period of fiscal 2002. Interest expense for the first nine months of fiscal 2003 decreased $2.0 million, or 44.6%, as compared to the same period of fiscal 2002. The decrease is attributable to a reduction in debt - financing agreements (balance at June 30, 2003 of $29.2 million as compared to $48.5 million at June 30, 2002) and a change in the amount of borrowings outstanding under the Company's line of credit (there were no borrowings under the line of credit during the nine months ended June 30, 2003).

     Other income (net) for the third quarter of fiscal 2003 decreased $0.2 million, or 46.9%, as compared to the same period of fiscal 2002. Other income
(net) for the first nine months of fiscal 2003 decreased by $4.9 million as compared to the same period of fiscal 2002. During the first nine months of fiscal 2002, the Company recorded a gain of $8.7 million from the sale of Regency offset by impairments of marketable equity securities totaling $4.7 million, which resulted in the decrease between corresponding periods.

     Income Taxes. The effective tax rate for the third quarter of fiscal 2003 was approximately 141.4%, which includes the impact of a $9.3 million non-deductible goodwill impairment charge negatively impacting the effective tax rate by 95.4%, as compared to 58.5% for the same period of fiscal 2002. The effective tax rate for the first nine months of fiscal 2003 was approximately 75.2%, which includes the impact of a $9.3 million non-deductible goodwill impairment charge negatively impacting the effective tax rate by 23.0%, as compared to 59.1% for the same period of fiscal 2002. The remaining effective tax rates of 46.0% and 52.2% for the third quarter and first nine months of fiscal 2003 were primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The effective tax rates for the third quarter and first nine months of fiscal 2002 were primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, recognition of a valuation allowance for foreign tax credits, foreign tax rate differentials and gain on sale of subsidiary.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of its deferred tax assets. As of June 30, 2003, the Company has deferred tax assets of $35.3 million (net of $58.4 million valuation allowance). The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, additional increases to the valuation reserve may be required in future periods.

     The Company has engaged tax professionals to review the Company's overall tax position and make recommendations for reducing the effective tax rate. Certain recommendations were implemented during the third quarter of fiscal 2003, resulting in a lower effective tax rate (excluding the effects of the non-deductible goodwill impairment charge) for the third quarter and first nine months of fiscal 2003, as compared to the same periods of fiscal 2002. The improvement in the effective tax rates for the third quarter and first nine months of fiscal 2003 (excluding the effect of the non-deductible goodwill impairment charge), as compared to the same periods of fiscal 2002, resulted primarily from recognition of R&D credits and extraterritorial income exclusion benefits. The Company, with the assistance of these tax professionals, is reviewing additional options that could reduce the Company's current effective tax rate even further. However, there can be no assurance that the Company will be able to further reduce its effective tax rate, and assuming the Company is successful in reducing the rate, there can be no assurance of the timing and amount of any such reduction.

Liquidity and Capital Resources

     As of June 30, 2003, the Company's principal sources of liquidity consisted of $103.7 million in cash, cash equivalents and marketable securities. The Company had a $15.0 million line of credit agreement that expired in June 2003, which was not renewed.

     The Company's net cash flows provided by operating activities for the first nine months of fiscal 2003 amounted to $25.5 million as compared to $43.7 million provided by operating activities during the same period of fiscal 2002. The decrease in operating cash flows resulted primarily from changes in billed and accrued receivables, accounts payable, and income taxes.

     The Company's net cash flows used in investing activities totaled $1.8 million for the first nine months of fiscal 2003 as compared to $2.2 million provided by investing activities during the same period of fiscal 2002. During the first nine months of fiscal 2003, the Company purchased software, property and equipment of $2.3 million as compared to $3.8 million for the same period of fiscal 2002. The Company also realized net proceeds of $5.4 million related to the sale of Regency during the first nine months of fiscal 2002.

     The Company's net cash flows used in financing activities totaled $13.6 million for the first nine months of fiscal 2003 as compared to $19.3 million used in financing activities during the same period of fiscal 2002. In the past, an important contributor to the cash management program was the Company's factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. The Company did not factor any future revenue streams during the first nine months of fiscal 2003. During the first nine months of fiscal 2002, the Company generated cash flows from the factoring of future revenue streams of $7.6 million. During the first nine months of fiscal 2003 and 2002, payments made to the third-party financial institutions were $14.1 million and $16.3 million, respectively. In addition, during the first nine months of fiscal 2002, the Company made payments on its line of credit facilities of $12.0 million.

     The Company's net cash flows resulting from exchange rate fluctuations for the first nine months of fiscal 2003 amounted to $2.9 million as compared to $0.5 million during the same period of fiscal 2002.

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

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include but are not limited to statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially. Factors that could cause actual results to differ include, but are not limited to, the following:

     o The Company's calculation of backlog is based on customer contracts that exist on the date of the calculation. A number of factors may change after the date of calculation that could result in actual revenues being less than the amounts contained in backlog. The Company's customers may attempt to renegotiate or terminate their contracts due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

     o The Securities and Exchange Commission has issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated federal securities laws. The Company cannot predict when this investigation will be completed or what the outcome will be. If the SEC makes a determination that the Company has violated federal securities laws, the Company may face sanctions including, but not limited to, significant monetary penalties and injunctive relief. The findings and outcome of the SEC investigation may affect the class action and derivative lawsuits that are pending. There is risk that the investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business.

     o The Company is currently in the process of evaluating the claims made in various lawsuits filed against the Company relating to its restatement of prior consolidated financial results. The Company intends to defend the foregoing lawsuits vigorously, but cannot predict the outcome and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose these lawsuits or if they were not settled on favorable terms, the judgment or settlement would likely have a material adverse effect on its consolidated financial position, results of operations and cash flows.

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

     o No assurance can be given that operating results will not vary. Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry. The Company's stock price may also become volatile, in part, due to the announced SEC formal order of private investigation related to the Company's restatement of its prior consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the Company's market risk for the nine months ended June 30, 2003. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations.

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

Item 4.  Controls and Procedures

     As noted in the Company's Form 10-K for the fiscal year ended September 30, 2002 and in each Form 10-Q for the quarters ended March 31, 2003 and December 31, 2002, management and KPMG advised the Company's Audit Committee that within the 90-day period prior to the date of filing those reports, they noted deficiencies in internal controls relating to:

     o   revenue recognition procedures;

     o   formal policies and procedures for significant transactions;

     o   centralized oversight for international operations;

     o   timely reconciliation of general ledger accounts; and

     o   staffing and training of personnel.

     KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in the Company's disclosure controls. Within the 90-day period prior to the date of filing this quarterly report on Form 10-Q, management has advised the Company's Audit Committee that the previously noted deficiencies in internal controls continue to exist although corrective actions have been taken and additional corrective actions will be implemented in the future. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements and to enable the completion of KPMG's quarterly review of its consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. Based upon an evaluation of these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded with reasonable assurance that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Corrective actions that have been taken by the Company are as follows:

     1. The Company retained an independent accounting firm to assist in the evaluation of the Company's existing internal controls and disclosure controls and make suggestions for improvement. This evaluation includes the identification, documentation and testing of significant controls and processes. As a result of evaluations made to-date, certain internal control enhancements have been incorporated into the Company's policies and procedures;

     2. The Company reviewed and revised certain of its revenue recognition practices and contracting management policies and procedures;

     3. The Company has conducted formalized training of finance, sales and other staffs;

     4. The Company restructured its worldwide finance organizations to report directly to corporate finance management personnel rather than business unit management personnel;

     5. The Company hired a 30-year financial management veteran as its Chief Financial Officer to strengthen its financial management team. Other finance personnel have also been added to the Company's worldwide finance organizations;

     6. The Company enhanced its internal audit department and hired three full-time audit professionals; and

     7. The Company established a disclosure control committee to review all public reporting.

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

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     Class Action Litigation. Two class action complaints were filed against the Company and certain individual named defendants in connection with the Company's restatement of its prior consolidated financial statements. The two complaints are Desert Orchid Partners v. the Company, et al. and Nancy Rosen v. the Company, et al. Pursuant to a Court Order, the two suits were consolidated and, also in accordance with the Court Order, the Court-designated Lead Plaintiff, Genesee County Employees' Retirement System, filed a First Amended Consolidated Class Action Complaint on June 30, 2003 (the "Consolidated Complaint"). The Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the class period. The Consolidated Complaint alleges that during the purported class period, the Company and the named officers and directors misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The Lead Plaintiff is seeking unspecified damages, interest, fees, costs and rescission. The class period stated in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants were granted an extension of time to file an answer to the Consolidated Complaint. An answer is due on August 20, 2003, at which time the Company and the individual defendants anticipate filing a motion to dismiss.

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

     Securities and Exchange Commission Investigation. In connection with the Company's restatement of its prior consolidated financial statements, the Company has been in contact with the Securities and Exchange Commission Enforcement Division. On December 9, 2002, certain of the Company's officers and external legal counsel held a telephone conference with representatives of the SEC Enforcement Division. The Company had a follow-up meeting with the SEC Enforcement Division on March 14, 2003. At this meeting, the SEC representatives asked questions about the restatement. The SEC Enforcement Division also requested that the Company provide additional written information regarding the restatement. The Company supplied this information on March 21, 2003. On August 8, 2003, the Company was informed that the SEC Enforcement Division has issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. The Company intends to cooperate fully with the SEC with respect to this investigation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On May 6, 2003, the Company filed a current report on Form 8-K announcing that on April 29, 2003, the Company (1) issued a press release with its results for the quarterly period ending March 31, 2003, and (2) held a teleconference and web cast discussing its financial performance for the quarterly period ending March 31, 2003. Copies of the press release and teleconference/web cast were attached thereto.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRANSACTION SYSTEMS ARCHITECTS, INC.
                                      (Registrant)

Date: August 14, 2003                 By:        /s/ Gregory D. Derkacht
                                         ---------------------------------------
                                                   Gregory D. Derkacht
                                          President and Chief Executive Officer