Form 10-K
period 2003-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2003-12-23
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0772104 (I.R.S. Employer Identification No.)

224 South 108th Avenue Omaha, Nebraska 68154 (Address of principal executive offices, including zip code)	(402) 334-5101 (Registrant’s telephone number, including area code)

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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the Class A Common Stock on that date of $5.94, was $164,187,635. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Class A Common Stock of the registrant are deemed to be affiliates of the registrant.

As of December 10, 2003, there were 36,537,675 shares of the registrant’s Class A Common Stock outstanding (including 5,248 options to purchase shares of the registrant’s Class A Common Stock at an exercise price of one cent per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 2004 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “the Company believes,” “the Company anticipates,” “the Company expects,” “the Company plans,” “the Company will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many of these factors will be important in determining the Company’s actual future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those discussed in Item 7 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.”

PART I

Item 1.    BUSINESS

General

Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “TSA” or the “Company”) develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments (“e-payments”) and electronic commerce (“e-commerce”). In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets. Most of the Company’s products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements.

The e-payments and e-commerce market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including automated teller machine (“ATM”) networks, retail merchant locations and Internet commerce sites. The routing, control and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of debit and credit card issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, seven days a week.

The Company was formed as a Delaware corporation in November 1993 under the name of ACI Holding, Inc. and is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which the Company acquired from Tandem Computers Incorporated on December 31, 1993.

Segment Information

The Company has three operating segments at September 30, 2003, referred to throughout this annual report on Form 10-K as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. Each business unit has its own global sales and support organization. See Note 13 to the consolidated financial statements for additional information relating to the Company’s business units.

ACI Worldwide Business Unit

Products in this business unit represent the Company’s largest product line and include its most mature and well-established applications. Products and services in the ACI Worldwide business unit generated approximately 74%, 74% and 76% of the Company’s fiscal 2003, 2002 and 2001 revenues, respectively. During fiscal 2003, 2002 and 2001, approximately 66%, 69% and 65%, respectively, of ACI Worldwide revenues resulted from international operations.

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

Financial institutions, retailers and e-payment processors use ACI Worldwide software products to:

•       Route and process transactions for ATM networks

•       Process transactions from point-of-sale (“POS”) devices, wireless devices and Internet commerce sites

•       Control fraud and money laundering

•       Authorize checks

•       Establish frequent shopper programs

•       Automate transaction settlement, card management and claims processing

•       Issue and manage multi-functional applications on smart cards

•       Deliver bills and statements via the Internet in a secure manner

ACI Worldwide offers three primary software product suites — Payment Engines, Secure Commerce and Payments Management. An overview of major software products within the ACI Worldwide business unit follows:

Payment Engines

•       BASE24. BASE24 is an integrated family of software products marketed to customers operating e-payment networks in the consumer banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24 offers a broad range of features and functions for e-payment processing. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and POS terminals, over 50 interchange interfaces, and various authorization and reporting options. The majority of ACI Worldwide’s revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

             The BASE24 product line operates on Hewlett-Packard (“HP”) NonStop computer systems. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop are important characteristics in high volume, 24-hour per day e-payment systems.

•       BASE24-es. BASE24-es is an integrated e-payments processing engine that provides application software to acquire, authenticate, route, switch and authorize transactions, regardless of the channel in which they originate. Customers can use BASE24-es to process transactions from any endpoint, including Internet shopping networks, mobile phones, Web ATMs and home banking systems. The software can also be used to upgrade legacy ATM and

POS systems, adding support for new features such as smart card programs and electronic check processing. With the ability to operate on the IBM zSeries, IBM pSeries, HP NonStop and Sun Solaris systems, BASE24-es provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

•       WINPAY24. WINPAY24 is an electronic payments and authorization system that facilitates a broad range of applications for retailers. These applications include debit and credit card processing, automated clearing house (“ACH”) processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The WINPAY24 products operate on the Microsoft Windows platform.

•       NET24. NET24 is a message-oriented middleware product that acts as the layer of software that manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. The NET24 product operates on the HP NonStop platform.

Secure Commerce

•       e-Courier and e-Courier for Billing. e-Courier delivers statements and recurring documents via the Internet. e-Courier for Billing delivers bills and recurring documents via the Internet and facilitates bill payment. Customers receive documents through e-mail or through multiple delivery channels. Documents are delivered directly to customers’ e-mail accounts, eliminating the need for retrieval from Web sites. Documents are authentic and private, delivered through built-in industry-standard encryption and digital signature capabilities.

•       Commerce Gateway. Commerce Gateway facilitates payments between existing traditional payments infrastructure and Internet and wireless/mobile channels. The solution extends traditional payment platforms by managing rapidly changing Internet payment and authentication technologies. It isolates exposure to public networks, such as the Internet, by providing industry standard solutions for Verified by Visa, and MasterCardSecureCode. Commerce Gateway is a solution designed to accommodate the rapidly evolving Internet secure payment environment for merchants, merchant acquirers and processors.

•       Smart Chip Manager. Smart Chip Manager solutions allow the use of stored-value and chip card applications at smart card-enabled devices. The solutions facilitate authorization of funds transfers from existing accounts to cards. They also leverage chip technology to enhance debit/credit card authentication and security. The Smart Chip Manager solutions preserve legacy investment by allowing the integration of these emerging technologies into existing electronic delivery environments.

Payments Management

•       Proactive Risk Manager (“PRM”). PRM is a neural network-based fraud detection system designed to help card issuers, merchants, acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

•       Payments Management Solutions. Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing; card management and card statement products; merchant accounting applications; and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores e-payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on a variety of hardware platforms, including Windows NT, HP NonStop UNIX servers and IBM mainframes.

During fiscal 2003, 2002 and 2001, approximately 61%, 60% and 59%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line and providing related services and maintenance, and approximately 82%, 81% and 78%, respectively, of ACI Worldwide revenues were derived from licensing the BASE24 product line and providing related services and maintenance.

Insession Technologies Business Unit

Products and services in the Insession Technologies business unit generated approximately 12%, 12% and 13% of the Company’s fiscal 2003, 2002 and 2001 revenues, respectively. During fiscal 2003, 2002 and 2001, approximately 32%, 35% and 32%, respectively, of Insession Technologies revenues resulted from international operations. A significant portion of the Insession Technologies business involves the distribution of third-party products in exchange for sales agency fees.

Insession Technologies’ market is comprised of large corporations, including financial institutions, telecommunication companies, retailers and other entities, with the need to move business data or financial information and process business transactions electronically over public and private communications networks. These companies typically have many different computing systems that were not originally designed to operate together, and they typically want to preserve their investments in existing mainframe computer systems.

The Insession Technologies business unit markets and supports a suite of electronic infrastructure software products that facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks, and the Internet. The primary Company-owned software products within this business unit are ICE, DataWise, Enguard, WebGate and WorkPoint. The primary third-party products distributed within this business unit are GoldenGate, SQL Magic, VersaTest and AutoDBA. ICE is a networking software product that allows applications running on the HP NonStop platform to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. GoldenGate and DataWise are data center management enhancement software products that copy data from one computer system and deliver it to another at the same time it is being recorded by the first system. Enguard is a proactive monitoring, alarm and dispatching software tool. WebGate is a product suite that allows HP NonStop computers to communicate with applications using web-based technology. WorkPoint enables enterprises to model processes over a distributed corporate network. SQL Magic is designed to improve system and database administration for HP NonStop computers. VersaTest provides online testing, simulation and support utilities for HP NonStop computers. AutoDBA helps manage and tune Oracle databases.

In fiscal 2003, 2002 and 2001, approximately 55%, 60% and 58%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the ICE family of products, and approximately 19%, 14% and 15%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the GoldenGate product.

IntraNet Business Unit

Products and services in the IntraNet business unit generated approximately 14%, 14% and 11% of the Company’s fiscal 2003, 2002 and 2001 revenues, respectively. During fiscal 2003, 2002 and 2001, approximately 25%, 20% and 32%, respectively, of IntraNet revenues resulted from international operations.

IntraNet’s market is comprised of global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Products in this business unit include solutions for high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as PaymentWare. The majority of revenues from IntraNet’s PaymentWare solution set is derived from the high value and bulk payments processing products. The high value payments processing products are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The principal high value payments processing product is Money Transfer System (“MTS”), which is used by financial institutions to facilitate business-to-business e-payments. The MTS product operates on the IBM eServer pSeries with AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex. The bulk payments processing product is CO-ach and is used by financial institutions to automatically deposit paychecks and process other ACH transactions. The bulk payments product operates exclusively on HP’s NonStop server and is targeted at large ACH originators with high transaction volumes.

During fiscal 2003, 2002 and 2001, approximately 73%, 78% and 68%, respectively, of IntraNet revenues were derived from licensing of the MTS product and providing related services and maintenance, and approximately 16%, 7% and 17%, respectively, of IntraNet revenues were derived from licensing of the CO-ach product and providing related services and maintenance. In fiscal 2003, approximately $3.6 million in CO-ach software license fee revenues, which was approximately 10% of IntraNet revenues, resulted from the completion of the final phase of an ACH project with a large European bank.

Strategic Alliances

The Company has two major types of strategic alliances: third-party relationships, where the Company works closely with key third parties to help ensure that its solutions address current market needs, and product partners, where the Company markets the products of other software companies.

Key third-party relationships help the Company add value to its solutions, stay abreast of current market conditions, and extend the Company’s reach within its core markets.

The following is a list of key third-party relationships:

•       Hewlett-Packard Company

•       IBM Corporation

•       Sun Microsystems, Inc.

•       Stratus Technologies

•       Microsoft Corporation

•       Diebold, Incorporated

•       NCR Corporation

•       Wincor Nixdorf

•       VISA International

•       MasterCard International Incorporated

Product partner relationships extend the Company’s product portfolio, improve the Company’s ability to get its solutions to market rapidly and enhance the Company’s ability to deliver market-leading solutions. The Company shares revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant the Company the right to distribute or represent their products on a worldwide basis and have a term of several years.

The following is a list of currently active product partners:

•       GoldenGate, Inc.

•       Merlon Software Corporation

•       Ascert, LLC

•       Gresham Computing, PLC

•       Senware, Inc.

•       ESQ Business Services, Inc.

•       ACE Software Solutions, Inc.

•       Faircom Corporation

Services

Each business unit offers its customers a wide range of services, including analysis, design, development, implementation, integration and training. The Company’s services organization generally performs most of the work associated with installing and integrating its software products, rather than relying on third-party integrators. The Company’s service professionals have extensive experience developing custom software for clients operating on a range of computing platforms. The Company offers the following types of services for its customers:

•       Technical Services. The majority of the Company’s technical services are provided to customers who have licensed one or more of the Company’s software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced on a weekly basis according to the level of technical expertise required and the duration of the project.

•       Project Management. The Company offers a Project Management and Implementation Plan (“PMIP”) which provides customers using the Company’s software products with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. The Company offers additional services, if required, on a fee basis. PMIPs are offered for a fee that varies based on the level and quantity of included support services.

•       Facilities Management. The Company offers facilities management services whereby the Company operates a customer’s e-payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

Customer Support

Each business unit provides its customers with product support that is available 24 hours a day, seven days a week. If requested by a customer, each business unit’s product support group can remotely access that customer’s systems on a real-time basis. This allows the product support groups to help diagnose and correct problems to enhance the continuous availability of a customer’s business-critical systems. The Company offers its customers both a general maintenance plan and an extended service option.

•       General Maintenance. After software installation and project completion, the Company provides maintenance services to customers for a monthly fee. Maintenance services include:

•       24-hour hotline for problem resolution

•       Customer account management support

•       Vendor-required mandates and updates

•       Product documentation

•       Hardware operating system compatibility

•       User group membership

•       Enhanced Support Program. Under the extended service option, referred to as the Enhanced Support Program, each customer is assigned an experienced technician to work with its system. The technician typically performs functions such as:

•       Install and test software fixes

•       Retrofit customer-specific software modifications (“CSMs”) into new software releases

•       Answer questions and resolve problems related to CSM code

•       Maintain a detailed CSM history

•       Monitor customer problems on HELP24 hotline database on a priority basis

•       Supply on-site support, available upon demand

•       Perform an annual system review

The Company provides new releases of its products on a periodic basis. New releases of the product, which often contain product enhancements, are typically provided at no additional fee. The Company’s agreements with its customers permit the Company to charge for substantial product enhancements that are not provided as part of the maintenance agreement.

Competition

The e-payments market is highly competitive and subject to rapid change. Competitive factors affecting the market for the Company’s products and services include product functionality and features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

The Company’s most significant competition comes from in-house information technology departments of existing and potential customers. The principal third-party competitors for the ACI Worldwide business unit are S2 Systems, Incorporated, eFunds Corporation, Fair Isaac Corporation and Mosaic Software Ltd. As markets continue to emerge in the e-commerce, smart card, and secure document delivery sectors, the Company may encounter new competitors to its products and services. In addition, the Company competes with third-party processors and other vendors offering software on a wide range of product platforms. As e-payment transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company’s efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their e-payment product offerings from their competition. The primary competitor for the Insession Technologies business unit is Hewlett-Packard Company. In the IntraNet business unit, the Company’s most significant competition comes from LogicaCMG plc, Fundtech Ltd. and from in-house development units at large financial institutions around the world.

Research and Development

The Company’s product development efforts focus on new products and improved versions of existing products. The Company facilitates user group meetings. The user groups are generally organized geographically or by product lines. The groups help the Company determine its product strategy, development plans and aspects of customer support. The Company believes that the timely development of new applications and enhancements is essential to maintain its competitive position in the market.

In developing new products, the Company works closely with its customers and industry leaders to determine requirements. The Company works with device manufacturers, such as Diebold, NCR and Wincor Nixdorf, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as MasterCard and Visa, to ensure compliance with new regulations or processing mandates. The Company works with computer hardware and software manufacturers, such as HP, IBM, Microsoft and Sun Microsystems, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

The Company’s total research and development expenses during fiscal 2003, 2002 and 2001 were $35.4 million, $35.0 million and $41.2 million, or 12.8%, 12.3% and 13.8% of total revenues, respectively.

Customers

The Company provides software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising its largest industry segments. As of September 30, 2003, the Company’s customers include 98 of the 500 largest banks in the world, as measured by asset size, and 24 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2003, the Company had 708 customers in 73 countries on six continents. Of this total, 398 are in the Americas region, 167 are in the EMEA region and 143 are in the Asia/Pacific region. No single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2003, 2002 or 2001.

Selling and Marketing

The Company’s primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is more economical to do so. In addition, the Company has developed “channel partners” to help create new markets for the Company’s products. The Company generates a majority of its sales leads through existing relationships with vendors, customers and prospects, or through referrals.

Channel partners can be in the form of lead generators, systems integrators or resellers. Channel partners that the Company currently works with include:

•       LogicaCMG plc

•  Deloitte Consulting

•  Computer Sciences Corporation

•  Hewlett-Packard Company

•  Wipro Limited

•       RS Software

•       Curbstone Corporation

•       Thomson Financial

•       Wincor Nixdorf

•       Gasper Corporation

•       NCR Corporation

•       PlaNet, Inc.

The Company distributes the products of other vendors as complements to its existing product lines. The Company is typically responsible for sales and marketing. The Company’s agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to its principal sales office in Omaha and a sales office in the Boston metropolitan area, the Company has sales offices located outside the United States in Amsterdam, Athens, Bahrain, Buenos Aires, Johannesburg, Madrid, Melbourne, Mexico City, Milan, Naples, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Vienna, Watford and Wiesbaden.

Proprietary Rights and Licenses

The Company relies on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect its proprietary rights. The Company distributes its software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company’s software products and technology will not occur.

Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available for the Company’s products in all foreign countries.

Employees

As of September 30, 2003, the Company had a total of 1,557 employees of whom 1,111 were in the ACI Worldwide business unit, 149 in the Insession Technologies business unit and 162 in the IntraNet business unit. Additionally, 135 employees were in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations and facility operations, providing supporting services to each of the three business units.

None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on the Company’s website at www.tsainc.com as soon as reasonably practicable after the Company files such information electronically with the Securities and Exchange Commission (“SEC”). The information found on the Company’s website is not part of this or any other report the Company files with or furnishes to the SEC.

Item 2.    PROPERTIES

The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2005 through 2008, with the principal lease terminating in fiscal 2008. The Company’s EMEA headquarters are located in Watford, England. The leases for the Watford facilities expire in fiscal 2009 and 2011, with the principal lease terminating in fiscal 2009. The Company’s Asia/Pacific headquarters are located in Sydney, Australia, with the lease for this facility terminating in fiscal 2006. Personnel within each of the Company’s business units use office space in each of these locations. The Company also leases office space in numerous locations in the United States and in many other countries.

The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 17 to the consolidated financial statements for additional information regarding the Company’s obligations under its facilities leases.

Item 3.    LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation.   In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individual named defendants. The suits were filed in connection with the Company’s restatement of its prior consolidated financial statements. The two complaints are Desert Orchid Partners v. the Company, et al. and Nancy Rosen v. the Company, et al. Pursuant to a Court order, the two suits were consolidated and, also in accordance with the Court order, the Court-designated lead plaintiff, Genesee County Employees’ Retirement System, filed a First Amended Consolidated Class Action Complaint on June 30, 2003 (the “Consolidated Complaint”). The lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, on the grounds that certain of the Company’s Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company’s revenues and expenses during the purported class period. The Consolidated Complaint alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The lead plaintiff is seeking unspecified damages, interest, fees, costs and rescission. The class period stated in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint, which the lead plaintiff opposed. On November 20, 2003, the Court heard oral arguments on the defendants’ motion to dismiss. On December 15, 2003, the Court issued its order granting in part, and denying in part, the motion to dismiss. In particular, the Court dismissed, without prejudice, Gregory Derkacht as a defendant. The Court denied the motion to dismiss with respect to the remaining defendants, including the Company. The Company and the other defendants are required, and intend to, file an answer to the Consolidated Complaint. The Court has not yet implemented a scheduling order.

Derivative Litigation.   On January 10, 2003, Samuel Naito filed the suit of “Samuel Naito, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Naito matter”). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company’s audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures with regard to certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company’s audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

On January 24, 2003, Michael Russiello filed the suit of “Michael Russiello, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Russiello matter”). The suit is a shareholder derivative action involving allegations similar to those in the Naito matter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

The Company filed a motion to dismiss in the Naito matter on February 14, 2003, and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs’ counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits when and if service of process is achieved. The Company, by and through its counsel, agreed to that stay. As a result, no other defendants have been served and no discovery has been commenced. The Company has not determined what effect the Court’s ruling in the class action litigation will have on the Naito or Russiello matters.

Securities and Exchange Commission Investigation.   In connection with the Company’s restatement of its prior consolidated financial statements, the Company has been in contact with the SEC Enforcement Division. On December 9, 2002, certain of the Company’s officers and external legal counsel held a telephone conference with representatives of the SEC Enforcement Division. The Company had a follow-up meeting with the SEC Enforcement Division on March 14, 2003. At this meeting, the SEC representatives asked questions about the restatement. The SEC Enforcement Division also requested that the Company provide additional written information regarding the restatement. The Company supplied this information on March 21, 2003. On August 8, 2003, the Company was informed that the SEC Enforcement Division has issued a formal order of private investigation in connection with the Company’s restatement of its prior consolidated financial statements. The Company intends to cooperate fully with the SEC with respect to this investigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages as of December 10, 2003, and their positions are as follows:

Name	Age	Position
Gregory D. Derkacht	56	President and Chief Executive Officer
Mark R. Vipond	44	Senior Vice President and President — ACI Worldwide
Anthony J. Parkinson	51	Senior Vice President and President — Insession Technologies
Dennis D. Jorgensen	55	Senior Vice President and President — IntraNet
David R. Bankhead	54	Senior Vice President, Chief Financial Officer and Treasurer
Dennis P. Byrnes	40	Senior Vice President, General Counsel and Secretary
Edward C. Fuxa	40	Vice President, Chief Accounting Officer and Controller

Mr. Derkacht serves as President and Chief Executive Officer. Mr. Derkacht joined the Company in January 2002. Prior to joining the Company, Mr. Derkacht was President of e-PROFILE, a wholly-owned Internet banking subsidiary of Sanchez Computer Associates, Inc. from January 2000 to February 2001. Mr. Derkacht served as President of Credit Union Systems Division, a division of Fiserv, Inc., from August 1999 to January 2000, and served as Chief Executive Officer of Envision Financial Technologies from July 1997 to August 1999.

Mr. Vipond serves as a Senior Vice President with primary responsibility for the ACI Worldwide business unit. Mr. Vipond joined the Company in 1985 and has served in various capacities, including National Sales Manager of ACI Canada, Vice President of the Emerging Technologies and Network Systems divisions, President of the USSI, Inc. operating unit, and Senior Vice President of Consumer Banking.

Mr. Parkinson serves as a Senior Vice President with primary responsibility for the Insession Technologies business unit. Mr. Parkinson joined the Company in 1984 and has served in various capacities, including Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Senior Vice President of the Enterprise Solutions Group.

Mr. Jorgensen serves as a Senior Vice President with primary responsibility for the IntraNet business unit. Mr. Jorgensen was an employee of the Company from 1984 to 1986 and rejoined the Company in 1998 as Vice President of Corporate Marketing. Prior to rejoining the Company in 1998, Mr. Jorgensen was Chief Executive Officer of the American Marketing Association, a professional association for marketing practitioners and academics.

Mr. Bankhead serves as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Bankhead joined the Company in July 2003. Prior to joining the Company, Mr. Bankhead was Vice President and Chief Financial Officer of Alysis Technologies, Inc. from February 2000 to May 2001. From September 1996 to November 1999, Mr. Bankhead served in several capacities at Xybernet, Inc., a provider of software and services to the financial services industry, most recently as President and Chief Executive Officer, and currently serves on its board.

Mr. Byrnes serves as Senior Vice President, General Counsel and Secretary. Mr. Byrnes joined the Company in June 2003. Mr. Byrnes served as First Vice President and Senior Counsel for Bank One Corporation from October 2002 to June 2003. From April 1996 to November 2001, Mr. Byrnes served in several capacities, including assistant general counsel and general counsel, for Sterling Commerce, Inc., an electronic commerce solutions provider. Prior to joining Sterling Commerce, Mr. Byrnes served as an attorney with the national law firm of Baker & Hostetler.

Mr. Fuxa serves as Chief Accounting Officer, Vice President and Controller. Mr. Fuxa joined the Company as Controller in 1997, was named Chief Accounting Officer in March 2000 and was named Vice President in October 2001.

PART II

Item 5.               MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock (“Common Stock”) trades on The NASDAQ Stock Market under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by The NASDAQ Stock Market:

Fiscal Year Ended September 30, 2003	High	Low
Fourth quarter	$18.05	$8.70
Third quarter	11.00	5.36
Second quarter	7.30	4.26
First quarter	10.80	4.81
Fiscal Year Ended September 30, 2002
Fourth quarter	12.30	6.00
Third quarter	12.77	10.01
Second quarter	12.50	9.23
First quarter	14.10	5.81

On December 10, 2003, the last sale price of the Common Stock as reported by The NASDAQ Stock Market was $19.28 per share. As of December 10, 2003, there were 326 holders of record of the Common Stock.

Dividends

The Company has never declared nor paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant.

Item 6.               SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company’s consolidated financial statements. This data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The financial information below is not necessarily indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 7 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.” Amounts presented are in thousands, except earnings/loss per share amounts.

	Year Ended September 30,
	2003	2002	2001	2000	1999
Statements of Operations Data:
Revenues:
Software license fees	$146,825	$158,453	$161,847	$123,231	$136,764
Maintenance fees	79,187	74,213	67,173	64,583	62,624
Services (3)	51,279	52,001	70,062	69,729	85,886
Total revenues	277,291	284,667	299,082	257,543	285,274
Expenses:
Cost of software license fees	25,500	31,053	43,616	51,505	45,575
Cost of maintenance and services (3)	61,350	62,479	76,667	80,670	76,150
Research and development	35,373	35,029	41,240	33,377	34,612
Selling and marketing	54,482	57,352	71,492	77,005	73,420
General and administrative	56,037	55,563	61,925	60,302	60,639
Goodwill amortization (2)	—	—	14,793	7,553	5,182
Impairment of goodwill	9,290	1,524	36,618	—	—
Impairment of software	—	—	8,880	—	—
Total expenses	242,032	243,000	355,231	310,412	295,578
Operating income (loss)	35,259	41,667	(56,149)	(52,869)	(10,304)
Other income (expense):
Interest income	1,211	1,667	1,759	2,142	2,912
Interest expense	(2,998)	(5,596)	(7,338)	(7,008)	(2,269)
Other	140	(26)	(15,414)	(533)	(2,180)
Total other income (expense)	(1,647)	(3,955)	(20,993)	(5,399)	(1,537)
Income (loss) before income taxes	33,612	37,712	(77,142)	(58,268)	(11,841)
Income tax (provision) benefit	(19,287)	(22,443)	(2,921)	8,209	(137)
Net income (loss)	$14,325	$15,269	$(80,063)	$(50,059)	$(11,978)
Earnings (loss) per share information (1):
Weighted average shares outstanding:
Basic	35,558	35,326	34,116	31,744	31,667
Diluted	35,707	35,572	34,116	31,744	31,667
Earnings (loss) per share:
Basic	$0.40	$0.43	$(2.35)	$(1.58)	$(0.38)
Diluted	$0.40	$0.43	$(2.35)	$(1.58)	$(0.38)

	As of September 30,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$81,084	$49,466	$21,946	$60,452	$100,765
Total assets	263,900	267,151	272,403	299,002	304,962
Current portion of debt	15,493	18,444	25,104	29,500	10,000
Debt (long-term portion)	9,444	24,866	44,135	39,824	27,739
Stockholders’ equity	122,874	102,858	83,970	108,985	173,370

(1)   Prior to its acquisition in November 1998, the earnings of Media Integration BV were not subject to income taxes. Earnings per share amounts for fiscal 1999 reflect a pro forma tax provision for income taxes on the results of operations of this entity for the period prior to its acquisition.

(2)            Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill. Under SFAS No. 142, goodwill is no longer amortized.

(3)            In fiscal 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which requires (1) that reimbursements received for out-of-pocket expenses be classified as revenue, rather than as a reduction of expenses, and (2) that comparative financial statements for prior periods be reclassified to comply with the guidance of EITF Issue No. 01-14.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments and e-commerce. In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets. Most of the Company’s products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor arrangements.

Business Units

The Company’s products and services are currently organized within three operating segments, referred to as business units — ACI Worldwide, Insession Technologies and IntraNet. The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The following are revenues and operating income/loss for these business units for fiscal 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Revenues:
ACI Worldwide	$206,408	$211,835	$226,717
Insession Technologies	33,086	34,203	38,288
IntraNet	37,797	38,629	33,432
Health Payment Systems	—	—	645
	$277,291	$284,667	$299,082
Operating income (loss):
ACI Worldwide	$22,060	$31,002	$(42,671)
Insession Technologies	7,221	7,203	(2,652)
IntraNet	5,978	3,462	(1,531)
Health Payment Systems	—	—	(9,295)
	$35,259	$41,667	$(56,149)

Backlog

Included in backlog are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenue will occur within the next twelve months. Recurring backlog includes all monthly license fees, maintenance fees and facilities management fees. Non-recurring backlog includes other software license fees and services.

The following table sets forth the Company’s recurring and non-recurring backlog, by business unit, as of September 30, 2003 (in thousands):

	Recurring	Non- Recurring	Total
ACI Worldwide	$133,674	$53,115	$186,789
Insession Technologies	20,978	6,107	27,085
IntraNet, Inc.	12,456	6,431	18,887
	$167,108	$65,653	$232,761

Customers may request that their contracts be renegotiated or terminated due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a twelve-month period.

Critical Accounting Policies and Estimates

This disclosure is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of its estimates and assumptions, including those related to revenue recognition, provision for doubtful accounts, fair value of investments, fair value of goodwill and software, useful lives of intangible and fixed assets, income taxes, and contingencies and litigation, among others. Actual results could differ from those estimates.

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical policies, and the Company’s procedures related to these policies, are described in detail below. See Note 1 to the consolidated financial statements for a further discussion of these accounting policies.

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and the relevant guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions to revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions to revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company’s products, VSOE of the fair value of PCS is determined by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices.

Certain of the Company’s software arrangements (primarily those in the Asia/Pacific region) include payment terms that are enforceable only upon the passage of time or customer acceptance. For software license arrangements in which the Company’s ability to enforce payment terms depends on customer acceptance provisions, software license fee revenue is recognized upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse.

For software license arrangements in which the Company acts as a sales agent for another company’s products, revenues are recorded on a net basis. These include arrangements in which the Company does not take title to the products, is not responsible for providing the product or service, earns a fixed commission, and assumes credit risk only to the extent of its commission. For software license arrangements in which the Company acts as a distributor of another company’s product, and in certain circumstances, modifies or enhances the product, revenues are recorded on a gross basis. These include arrangements in which the Company takes title to the products and is responsible for providing the product or service.

For software license arrangements in which the Company permits the customer to vary their software mix, including the right to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

Maintenance Fees. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

Services. Revenues from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed.

Non-monetary Transactions.   Non-monetary transactions are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions,” which requires that the transfer or distribution of a non-monetary asset or liability generally be based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident. In those cases where fair value of the assets exchanged is not readily determinable, the exchange is recorded at the historical cost of the asset surrendered.

Accrued Receivables.   Accrued receivables represent amounts to be billed in the near future (less than 12 months).

Deferred Revenue.   Deferred revenue includes (1) amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of providing the product or performing services, (2) amounts deferred whereby VSOE of the fair value of undelivered elements in a bundled arrangement does not exist, and (3) amounts deferred if other conditions to revenue recognition have not been met.

Provision for Doubtful Accounts

The Company maintains a general allowance for doubtful accounts based on its historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in its accounts receivable. In estimating the necessary level of its allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of the Company’s customers, economic conditions within the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which in turn impacts the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provision for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which the Company has a number of customers, an additional provision for doubtful accounts may be recorded to reserve for potential future losses.

Impairment of Investments

The Company records a non-cash charge to earnings when it determines that an investment has experienced an “other than temporary” decline in market value. To make this determination, the

Company reviews the carrying value of its marketable equity security investments at the end of each reporting period for impairment. Other-than-temporary impairments are generally recognized if the market value of the investment is below its current carrying value for an extended period, which the Company generally defines as six to nine months, or if the issuer has experienced significant financial declines or difficulties in raising capital to continue operations, among other factors. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the recorded marketable securities, thereby possibly requiring additional impairment charges in the future.

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective October 1, 2001, goodwill is no longer amortized, but is tested for impairment at the reporting unit level at least annually utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured in the second step. For impairment testing purposes, the Company has utilized the services of an independent consultant to perform valuations of the Company’s reporting units that contained goodwill.

Capitalized Software

Software consists of internally-developed software and purchased software. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Technological feasibility is determined upon completion of a detailed program design or internal specification. The internal specification establishes that the product can be produced to meet its design specifications including functions, features and technical performance requirements. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition and costs of computer software obtained for internal use that were capitalized.

Amortization of internally-developed software costs begins when the products are available for licensing to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for the product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over three years. Due to competitive pressures, it may be possible that the anticipated gross revenue or remaining estimated economic life of the software products will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of purchased software is generally computed using the straight-line method over its estimated useful life of approximately three years.

Accounting for Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards and/or foreign tax credits, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact the Company’s overall effective tax rate.

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

Acquisition

During fiscal 2001, the Company acquired all of the outstanding securities of MessagingDirect Ltd. (“MDL”). Shareholders of MDL received 3,357,351 shares of Common Stock (or Exchangeable Shares of TSA Exchangeco Limited which were convertible on a one-for-one basis for shares of Common Stock or options to purchase shares of Common Stock) with a fair market value at the time of purchase of approximately $53.2 million. The acquisition was accounted for using the purchase method of accounting. An independent valuation of MDL was performed and used by management as an aid in determining the fair market value of each identifiable intangible asset. The excess purchase price over the estimated fair value of each identifiable tangible and intangible asset acquired was allocated to goodwill. Approximately $47.7 million of the purchase price was allocated to goodwill and $11.8 million to software for resale.

During fiscal 2001, the Company performed an analysis of its carrying values of goodwill and software related to its acquisition of MDL, and determined that MDL’s goodwill and MDL’s software were impaired by $30.4 million and $8.9 million, respectively. During fiscal 2002, the Company updated its impairment testing and determined that MDL’s goodwill was impaired by an additional $1.5 million. During fiscal 2003, the Company updated its impairment testing and determined that the remaining carrying value of MDL goodwill of $9.3 million was impaired. The Company utilized valuations performed by an independent consultant for all three fiscal years during which goodwill impairment was noted. MDL is included in the ACI Worldwide business unit.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands).

	Year Ended September 30,
	2003		2002		2001
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues:
Initial license fees (ILFs)	$61,542	22.2%	$76,742	26.9%	$78,358	26.2%
Monthly license fees (MLFs)	85,283	30.7	81,711	28.7	83,489	27.9
Software license fees	146,825	52.9	158,453	55.6	161,847	54.1
Maintenance fees	79,187	28.6	74,213	26.1	67,173	22.5
Services	51,279	18.5	52,001	18.3	70,062	23.4
Total revenues	277,291	100.0	284,667	100.0	299,082	100.0
Expenses:
Cost of software license fees	25,500	9.2	31,053	10.9	43,616	14.6
Cost of maintenance and services	61,350	22.1	62,479	22.0	76,667	25.6
Research and development	35,373	12.8	35,029	12.3	41,240	13.8
Selling and marketing	54,482	19.6	57,352	20.2	71,492	23.9
General and administrative	56,037	20.2	55,563	19.5	61,925	20.7
Goodwill amortization	—	—	—	—	14,793	5.0
Impairment of goodwill	9,290	3.4	1,524	0.5	36,618	12.2
Impairment of software	—	—	—	—	8,880	3.0
Total expenses	242,032	87.3	243,000	85.4	355,231	118.8
Operating income (loss)	35,259	12.7	41,667	14.6	(56,149)	(18.8)
Other income (expense):
Interest income	1,211	0.4	1,667	0.6	1,759	0.6
Interest expense	(2,998)	(1.1)	(5,596)	(1.9)	(7,338)	(2.4)
Other	140	0.1	(26)	—	(15,414)	(5.2)
Total other income (expense)	(1,647)	(0.6)	(3,955)	(1.3)	(20,993)	(7.0)
Income (loss) before income taxes	33,612	12.1	37,712	13.3	(77,142)	(25.8)
Income tax provision	(19,287)	(6.9)	(22,443)	(7.9)	(2,921)	(1.0)
Net income (loss)	$14,325	5.2%	$15,269	5.4%	$(80,063)	(26.8)%

Revenues.   Total revenues for fiscal 2003 decreased $7.4 million, or 2.6%, from fiscal 2002. The decrease is the result of a $11.6 million, or 7.3%, decrease in software license fee revenues and a $0.7 million, or 1.4%, decrease in services revenues, offset by a $5.0 million, or 6.7%, increase in maintenance fee revenues. Part of this decrease resulted from the February 2002 sale of Regency Systems, Inc. (“Regency”), which was part of the ACI Worldwide business unit. Regency contributed approximately $2.3 million in revenues in fiscal 2002, with no related revenues in fiscal 2003. The effect of changes in foreign currency exchange rates was to increase overall revenues by approximately $3.1 million for fiscal 2003 as compared to fiscal 2002.

Total revenues for fiscal 2002 decreased $14.4 million, or 4.8%, from fiscal 2001. The decrease is the result of a $3.4 million, or 2.1%, decrease in software license fee revenues and a $18.1 million, or 25.8%, decrease in services revenues, offset by a $7.0 million, or 10.5%, increase in maintenance fee revenues. Part of this overall decrease resulted from the fiscal 2002 sale of Regency. Regency contributed approximately $2.3 million in revenues in fiscal 2002 as compared to $8.3 million in revenues in fiscal 2001.

For fiscal 2003 as compared to fiscal 2002, ACI Worldwide’s software license fee revenues decreased primarily due to a shift in sales focus from the Company’s more-established products to its newer BASE24-es product and its Payments Management products. As a result of this shift to newer products, absent other factors, the Company will experience an increase in deferred revenues and a corresponding decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues under less-established products are typically recognized upon acceptance, or first production use by the customer, due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product (assuming all other requirements for revenue recognition have been met). For fiscal 2003 as compared to fiscal 2002, Insession Technologies’ software license fee revenues decreased primarily due to system consolidations and company consolidations. In addition, as customers within the Insession Technologies business unit renew existing contracts, the renewal contract generally has a lower proportion of the total fees that relate to initial license fees. For fiscal 2003 as compared to fiscal 2002, IntraNet’s software license fee revenues increased due to the completion of the final phase of an ACH project with a large European bank, allowing the Company to recognize approximately $3.6 million in revenues, offset by a decline in the number of customers migrating from the Digital VAX-based Money Transfer System (“MTS”) product to the new RS6000-based MTS product.

The decrease in software license fee revenues in fiscal 2002 as compared to fiscal 2001 is primarily the result of a reduction in demand for ACI Worldwide Payment Engine products in EMEA as well as decreases resulting from the sale of Regency in fiscal 2002, offset by increases in software license fee revenues within the IntraNet business unit. The decrease in demand in EMEA was primarily due to the depressed economic conditions that existed within this region. These conditions caused many customers to reduce their information technology budgets and spending commitments. IntraNet experienced an increase in software license fee revenues due to an increase in demand that was primarily the result of migrating its customers from the Digital VAX-based MTS product to the new RS6000-based MTS product.

The increase in maintenance fee revenues in both fiscal 2003 and 2002 is primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies business units, offset by decreases resulting from the sale of Regency.

The decrease in services revenues in fiscal 2003, and more noticeably in fiscal 2002, is primarily the result of a decreased demand in the ACI Worldwide and Insession Technologies business units for technical and project management services. This decreased demand is primarily due to (1) increased competition in the marketplace by companies that offer services work at lower rates, (2) many larger customers increasing their internal staffs in order to reduce their dependence on external resources and (3) general decreases in worldwide demand for services as a result of depressed economic conditions. In addition, IntraNet’s services revenues decreased for fiscal 2003 as compared to fiscal 2002 due to a decline in the number of customers migrating from the Digital VAX-based MTS product to the new RS6000-based MTS product.

Expenses.   Total operating expenses for fiscal 2003 decreased $1.0 million, or 0.4%, as compared to fiscal 2002. Part of this decrease resulted from the fiscal 2002 sale of Regency. Regency contributed approximately $4.0 million in operating expenses in fiscal 2002, with no related operating expenses in fiscal 2003. Offsetting this decrease, however, was the effect of changes in foreign currency exchange rates, which increased overall expenses by approximately $5.0 million for fiscal 2003 as compared to fiscal 2002. Also, fiscal 2003 operating expenses included $9.3 million of goodwill impairment as compared to $1.5 million of goodwill impairment in fiscal 2002.

Total operating expenses for fiscal 2002 decreased $112.2 million, or 31.6%, as compared to fiscal 2001. However, fiscal 2002 operating expenses included $1.5 million of goodwill impairment whereas fiscal 2001 operating expenses included $36.6 million of goodwill impairment and $8.9 million of software impairment. In accordance with SFAS No. 142, which the Company adopted in fiscal 2002, goodwill is no longer amortized. In fiscal 2001, operating expenses included $14.8 million of goodwill amortization. During the third quarter of fiscal 2001, the Company implemented a corporate restructuring plan whereby it closed or significantly reduced the size of certain product development organizations and geographic sales offices. In addition to these specific corporate restructuring actions, during fiscal 2002 and 2001, the Company reduced overall headcount levels through attrition or delayed hiring decisions, resulting in reduced operating expenses in fiscal 2002. Part of this overall decrease resulted from the fiscal 2002 sale of Regency. Regency recorded approximately $4.0 million in operating expenses in fiscal 2002 as compared to $11.6 million in operating expenses in fiscal 2001. Total staff (including both employees and independent contractors) was 1,557 at September 30, 2003, 1,586 at September 30, 2002, and 1,839 at September 30, 2001.

Cost of software license fees for fiscal 2003 decreased $5.6 million, or 17.9%, as compared to fiscal 2002. This decrease was due primarily to a decrease in amortization for software products that are now fully amortized of $4.6 million for fiscal 2003, as well as decreases in personnel-related expenses due to reduced staff levels. In addition, distributor commissions decreased due to lower revenue levels from those sources. Cost of software license fees for fiscal 2002 decreased $12.6 million, or 28.8%, as compared to fiscal 2001. This decrease was due primarily to a decrease in personnel-related expenses, a decrease in MDL software amortization and a decrease in costs associated with the development of the Company’s e-commerce product set.

Cost of maintenance and services for fiscal 2003 decreased $1.1 million, or 1.8%, as compared to fiscal 2002. Cost of maintenance and services for fiscal 2002 decreased $14.2 million, or 18.5%, as compared to fiscal 2001. These decreases were primarily the result of fewer staff (internal and external) needed to support the Company’s ACI Worldwide and Insession Technologies services-related business, which experienced declines in demand.

Research and development (“R&D”) costs for fiscal 2003 increased $0.3 million, or 1.0%, as compared to fiscal 2002. R&D costs for fiscal 2002 decreased $6.2 million, or 15.1%, as compared to fiscal 2001. R&D costs as a percentage of total revenues were 12.8%, 12.3% and 13.8% in fiscal 2003, 2002 and 2001, respectively. The Company terminated further development of certain products as part of the fiscal 2001 corporate restructuring, causing the decrease in R&D costs since fiscal 2001.

Selling and marketing costs for fiscal 2003 decreased $2.9 million, or 5.0%, as compared to fiscal 2002. This decrease was due primarily to a decreased emphasis on advertising and promotional programs, offset by increased sales commissions. Although software license fee revenues decreased primarily due to a shift in sales focus from the Company’s more-established products to its newer products, sales commissions increased since they are paid based on contract values rather than level of revenues recorded. Selling and marketing costs for fiscal 2002 decreased $14.1 million, or 19.8%, as compared to fiscal 2001. This decrease was the result of various cost reduction efforts, including reductions in sales staff (related to products that lacked market demand and in regions where the economy had been deteriorating) and related travel and entertainment costs. Selling and marketing costs as a percentage of total revenues were 19.6%, 20.2% and 23.9% in fiscal 2003, 2002 and 2001, respectively.

General and administrative costs for fiscal 2003 increased $0.5 million, or 0.9%, as compared to fiscal 2002. This increase is primarily due to increased professional fees, offset by reduced costs resulting from the sale of Regency during fiscal 2002. General and administrative costs for fiscal 2002 decreased $6.4 million, or 10.3%, as compared to fiscal 2001. This decrease was attributable to reductions in personnel and occupancy costs resulting from the fiscal 2001 corporate restructuring, reduced costs resulting from the sale of Regency during fiscal 2002, and a reduction in bad debts expense, offset by an increase in accounting fees in fiscal 2002 due to the restatement of its prior consolidated financial statements.

Other Income and Expense.   Interest expense for fiscal 2003 decreased $2.6 million, or 46.4%, as compared to the same period of fiscal 2002. Interest expense for fiscal 2002 decreased $1.7 million, or 23.7%, as compared to fiscal 2001. The decreases are attributable to a reduction in debt under financing agreements (balances of $24.9 million, $43.3 million and $57.2 million at September 30, 2003, 2002 and 2001, respectively) and the repayment of borrowings outstanding under the Company’s lines of credit (no borrowings at September 30, 2003 or 2002, compared to $12.0 million outstanding at September 30, 2001).

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other income in fiscal 2002 included an $8.7 million gain on sale of Regency. Other expenses in fiscal 2002 included $8.3 million in other than temporary impairments of marketable equity securities. Other expenses in fiscal 2001 included $8.7 million in other than temporary impairments of marketable equity securities, $3.4 million in other than temporary declines in the market values of the Company’s investments in various private technology companies, $1.9 million in costs associated with the cancelled initial public offering of the Company’s wholly-owned subsidiary, Insession Technologies, Inc., and a $1.2 million charge related to the Company’s transfer of its 70% ownership in Hospital Health Plan Corporation to the minority shareholder.

Income Taxes.   The effective tax rate for fiscal 2003, 2002 and 2001 was approximately 57.4%, 59.5% and 3.8%, respectively. The effective tax rate for fiscal 2003 was primarily impacted by a nondeductible impairment loss on goodwill, non-recognition of tax benefits for operating losses in certain foreign locations, recognition of a valuation allowance for foreign tax credits, and foreign tax rate differentials, net of benefits for R&D credits and the extraterritorial income exclusion. The effective tax rate for fiscal 2002 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations, recognition of a valuation allowance for foreign tax credits, foreign tax rate differentials, and gain on sale of subsidiary. The effective tax rate for fiscal 2001 was primarily impacted by nondeductible impairment losses on goodwill and valuation allowances provided for unrealized capital loss carryforward and foreign net operating loss carryforwards.

Each year, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of September 30, 2003, the Company had deferred tax assets of $20.0 million (net of $51.8 million valuation allowance). As of September 30, 2002, the Company had deferred tax assets of $45.1 million (net of $51.0 million valuation allowance). The Company analyzes the recoverability of its net deferred tax assets at each future reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

The Company had foreign tax credit carryforwards at September 30, 2003 of approximately $7.9 million, of which $2.5 million will expire in fiscal 2004 if not utilized, with remaining carryforwards expiring in future fiscal years. The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $5.7 million at September 30, 2003, which will begin to expire in 2008. Approximately $2.9 million of the NOLs is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code as a result of prior ownership changes. The Company had foreign NOLs of approximately $77.2 million, a portion of which begins to expire in fiscal 2004. A valuation allowance has been provided for a portion of the deferred tax assets attributable to NOLs to the extent management believes these NOLs could expire unused due to the Company’s historical and projected losses in certain of its foreign subsidiaries. In addition, at September 30, 2003, the Company had domestic capital loss carryforwards for tax purposes of $17.4 million, which begin to expire in 2004.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s principal sources of liquidity consisted of $115.3 million in cash, cash equivalents and marketable securities. The Company had no bank borrowings outstanding as of September 30, 2003.

The Company’s net cash flows provided by operating activities in fiscal 2003, 2002 and 2001 were $38.0 million, $79.0 million and $12.5 million, respectively. The decline in operating cash flows in fiscal 2003 as compared to fiscal 2002 resulted primarily from changes in billed and accrued receivables. The improvement in operating cash flows in fiscal 2002 as compared to fiscal 2001 resulted primarily from improved income from continuing operations. In fiscal 2001, the Company adopted an initiative to pursue up-front payment options for its software licenses rather than extended payment options. Under the up-front payment option, the licensee pays the license fee at the beginning of the software term whereas under the extended payment option, the licensee pays a portion of the software license fees at the beginning of the software term and the remaining portion over the software license term.

During fiscal 2003, the Company incurred restructuring charges totaling $2.0 million, of which $0.3 million was paid in fiscal 2003. During fiscal 2001, the Company incurred restructuring charges and asset impairment losses totaling $5.9 million, of which $0.4 million was paid in fiscal 2003, $0.4 million was paid in fiscal 2002 and $1.6 million was paid in fiscal 2001. Liabilities remaining at September 30, 2003 related to restructuring charges incurred in fiscal 2003 and 2001 are not expected to significantly impact operating cash flows.

The Company’s net cash flows provided by investing activities in fiscal 2003 and 2002 were $0.1 million and $1.4 million, respectively, as compared to $5.2 million used in investing activities in fiscal 2001. Several factors affected the comparison in activity between fiscal years. In fiscal 2003, $3.1 million was used for purchases of software, property and equipment, which were partially offset by proceeds from the sale of marketable securities of $2.5 million. The sale of Regency during fiscal 2002 provided cash flows of $5.4 million, which was offset by $4.9 million used for purchases of software, property and equipment. In fiscal 2001, $5.2 million was used for purchases of software, property and equipment.

The Company’s net cash flows used in financing activities were $14.9 million and $24.4 million in fiscal 2003 and 2002, respectively, as compared to cash provided by financing activities of $1.4 million in fiscal 2001. In the past, an important element of the cash management program was the Company’s factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. The Company did not factor any future revenue streams during fiscal 2003, but made payments to the third-party financial institutions totaling $19.2 million. Also during fiscal 2003, the Company received $4.7 million from the sale and exercise of stock options. During fiscal 2002, the Company generated cash proceeds from the factoring of future revenue streams of $7.6 million, offset by payments made to the third-party financial institutions of $21.5 million, and payments on its bank line of credit facilities of $12.0 million. During fiscal 2001, the Company generated cash proceeds from the factoring of future revenue streams of $19.2 million, offset by payments made to the third-party financial institutions of $13.3 million, and payments on its bank line of credit facilities of $5.9 million.

The Company’s also realized an increase in cash of $2.9 million during fiscal 2003 due to foreign exchange rate variances.

The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company’s projected liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2011. In addition, the Company has sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions for cash. The Company records the proceeds received from these financing agreements as debt and reduces the debt principal as payments are made. Contractual obligations as of September 30, 2003 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$34,921	$10,229	$14,943	$9,270	$479
Debt — Financing Agreement Obligations	24,937	15,493	9,444	—	—
Total	$59,858	$25,722	$24,387	$9,270	$479

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition to requiring prominent disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the corresponding effect on reported results, SFAS No. 148 provides alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. Although the Company has adopted the disclosure provisions required by SFAS No. 148, it does not expect to voluntarily adopt the fair value based method of accounting for its stock-based compensation plans. The adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS No. 150 did not impact the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) finalized certain provisions within EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses accounting for arrangements that include multiple revenue-generating activities. EITF Issue No. 00-21 discusses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting, and how consideration received pursuant to such an arrangement should be measured and allocated to the separate units of accounting. The guidance provided by EITF Issue No. 00-21 was effective for revenue arrangements entered into by the Company after June 30, 2003. The adoption of EITF Issue No. 00-21 did not impact the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus on certain provisions within EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 discusses how to determine whether an arrangement contains a lease and if it does, how the lease element of the arrangement should be classified, measured and disclosed. The guidance provided by EITF Issue No. 01-08 was effective for arrangements agreed to, committed to or modified by the Company after June 30, 2003. The adoption of EITF Issue No. 01-08 did not impact the Company’s financial position or results of operations.

Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock

The Company operates in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond the Company’s control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks:

•       The Company’s calculation of backlog is based on customer contracts that exist on the date of the calculation. A number of factors may change after the date of calculation that could result in actual revenues being less than the amounts contained in backlog. The Company’s customers may attempt to renegotiate or terminate their contracts due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a one-year period.

•       The SEC Enforcement Division has issued a formal order of private investigation in connection with the Company’s restatement of its prior consolidated financial statements. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated federal securities laws. The Company cannot predict when this investigation will be completed or what the outcome will be. If the SEC makes a determination that the Company has violated federal securities laws, the Company may face sanctions including, but not limited to, significant monetary penalties and injunctive relief. The findings and outcome of the SEC investigation may also affect the class action and derivative lawsuits that are pending. There is risk that the investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company’s business.

•       The Company is currently in the process of evaluating the claims made in various lawsuits filed against the Company and certain directors and officers relating to its restatement of prior consolidated financial results. The Company intends to defend these lawsuits vigorously, but cannot predict their outcomes and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and liabilities relating to these lawsuits, the Company’s consolidated financial condition, results of operations and cash flows could be materially harmed. The Company’s certificate of incorporation provides that it will indemnify and advance expenses to its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim.

Additional related suits against the Company may be commenced in the future. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that the above-described litigation, as well as any additional suits, could result in substantial costs and divert management attention and resources, which could adversely affect the Company’s business.

•       New accounting standards, revised interpretations or guidance regarding existing standards, or changes in our business practices could result in future changes to the Company’s revenue recognition or other accounting policies. These changes could have a material adverse effect on the Company’s business, financial condition and results of operations.

•       The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities. The Company’s foreign subsidiaries could face challenges from various foreign tax authorities and it is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and it intends to defend its positions. Although the Company believes it has adequately provided for any probable outcome related to these matters and does not anticipate any material earnings impact from their ultimate settlement or resolution, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company’s financial condition and results of operations.

•       No assurance can be given that operating results will not vary. Fluctuations in quarterly operating results may result in volatility in the Company’s stock price. The Company’s stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the high-technology sector and changing market conditions in the industry. The Company’s stock price may also become volatile, in part, due to the announced SEC formal order of private investigation related to the Company’s restatement of its prior consolidated financial statements.

•       The Company has historically derived a majority of its total revenues from international operations and anticipates continuing to do so, and is thereby subject to risks of conducting international operations including: difficulties in staffing and management, reliance on independent distributors, longer payment cycles, volatilities of foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

•       Historically, a majority of the Company’s total revenues resulted from licensing its BASE24 product line and providing related services and maintenance. Any reduction in demand for, or increase in competition with respect to, the BASE24 product line could have a material adverse effect on the Company’s financial condition and results of operations.

•       The Company has historically derived a substantial portion of its revenues from licensing of software products that operate on HP NonStop servers. Prior to its merger with HP, Compaq Computer Corporation announced a plan to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. Any reduction in demand for the HP NonStop servers or in HP’s ability to deliver products on a timely basis could have a material adverse effect on the Company’s financial condition and results of operations. The Company has not determined whether consolidation of the high-end servers, if it occurs as announced, will materially affect the Company’s business, financial condition or results of operations.

•       The Company’s BASE24-es product is a significant new product for the Company. If the Company is unable to generate adequate sales of BASE24-es, if market acceptance of BASE24-es is delayed, or if the Company is unable to successfully deploy BASE24-es in production environments, the Company’s business, financial condition and results of operations could be materially adversely affected.

•       The Company’s business is concentrated in the banking industry, making it susceptible to a downturn in that industry. Further, banks are continuing to consolidate, decreasing the overall number of potential buyers of the Company’s products and services.

•  The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. Any acquisition or investment may be subject to a number of risks, including diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, the incurring or assuming indebtedness or other liabilities in connection with an acquisition, and lack of familiarity with new markets, product lines and competition. The failure to manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on the Company’s business, financial condition and results of operations.

•  To protect its proprietary rights, the Company relies on a combination of contractual provisions, including customer licenses that restrict use of the Company’s products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, the Company may not be able to adequately protect its proprietary rights, and the Company’s competitors may independently develop similar technology, duplicate products or design around any rights the Company believes to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability of the Company to protect its proprietary rights could materially adversely affect the Company.

•  There has been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company anticipates that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that the Company’s present and future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could adversely affect the Company’s business. A successful claim by a third party of intellectual property infringement by the Company could compel the Company to enter into costly royalty or license agreements, or require the Company to pay significant damages or even require the Company to stop selling certain products.

•  The Company’s software products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of the Company’s products and a corresponding loss of sales or revenues. Customers depend upon the Company’s products for mission-critical applications. Software product errors or failures could subject the Company to product liability, as well as performance and warranty claims, which could materially adversely affect the Company’s business, financial condition and results of operations.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company’s revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company’s products and services being more expensive to a potential foreign customer, and in those instances where the Company’s goods and services have already been sold, may result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

Item 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this annual report on Form 10-K and are listed in Part IV, Item 15.

Item 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

As reported in the Company’s fiscal 2002 annual report on Form 10-K, management and KPMG LLP (“KPMG”), the Company’s independent public accountants, advised the Company’s Audit Committee that during the course of the fiscal 2002 audit, deficiencies in internal controls were noted relating to:

•       revenue recognition procedures;

•       formal policies and procedures for significant transactions;

•       centralized oversight for international operations;

•       timely reconciliation of general ledger accounts; and

•       staffing and training of personnel.

During fiscal 2003, the Company implemented substantial corrective actions to address many of these issues including, but not limited to, the following:

1.                The Company retained an independent accounting firm to assist internal audit and other Company personnel in the evaluation of the Company’s existing internal controls. This evaluation process included the identification, documentation and testing of significant controls and processes. As a result of evaluations made to-date, suggestions for improvements in internal controls have been presented to executive management personnel, and certain internal control enhancements have been incorporated into the Company’s policies and procedures;

2.                The Company reviewed, revised and implemented certain changes to its revenue recognition practices and contracting management policies and procedures;

3.                The Company established an internal revenue recognition committee;

4.                The Company has conducted formalized training of finance, sales and other staffs;

5.                The Company restructured its worldwide finance organizations to report directly to corporate finance management personnel rather than business unit management personnel;

6.                The Company hired a 30-year financial management veteran as its Chief Financial Officer to strengthen its financial management team. Other finance personnel have also been added to the Company’s worldwide finance organizations;

7.                The Company expanded its internal audit department, including the hiring of a full-time, experienced internal audit director (who reports directly to the Company’s Audit Committee) and supporting audit staff; and

8.                The Company established a disclosure control committee to review all public reporting.

As a result of the above actions, considerable improvements in the Company’s internal controls have been implemented. However, management and KPMG have advised the Company’s Audit Committee that during the course of the fiscal 2003 audit of the Company’s financial statements, they noted remaining deficiencies in internal controls related to timely reconciliation of intercompany accounts and revenue recognition procedures pertaining to documentation of software delivery, as well as evaluation and documentation of customer creditworthiness. Deficiencies were also noted related to revenue recognition on a percentage-of-completion basis at one of the Company’s subsidiaries.

KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute deficiencies in the Company’s disclosure controls. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements and to enable the completion of KPMG’s audit of its consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above. Based upon an evaluation as of September 30, 2003 of the Company’s disclosure controls and procedures, including these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

The Company has initiated corrective actions to address these remaining internal control deficiencies, and will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the registrant is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 2004 (“the Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference. Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in the Proxy Statement and is incorporated herein by reference.

Certain information regarding the Company’s executive officers is included in Item 4A, “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller and persons performing similar functions. The full text of the Code of Ethics is published on the Company’s website at www.tsainc.com in the Investors — Corporate Governance section. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on its website within five business days following the adoption of such amendment or waiver.

Item 11.        EXECUTIVE COMPENSATION

The information included in the sections entitled “Information Regarding the Board, its Committees, and Director Compensation” and “Information Regarding Executive Officer Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2003, certain information related to our compensation plans under which shares of Common Stock are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,156,298	$12.33	898,068
Equity compensation plans not approved by security holders	43,748	$11.03	17,025
Total	5,200,046	$12.32	915,093

Information regarding the equity compensation plans not approved by security holders is included in Note 14 to the consolidated financial statements. Information included in the section entitled “Information Regarding Stock Ownership” in the Proxy Statement is incorporated herein by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information included in the section entitled “Certain Relationships and Related Transactions,” if any, in the Proxy Statement is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information included in the section entitled “Independent Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

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

(3)   Exhibits.   The following exhibit index lists exhibits incorporated by reference or filed as a part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit No.			Description
3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)		Amended and Restated Bylaws of the Company, and First Amendment thereto
4.01	(3)		Form of Common Stock Certificate
10.01	(4)	*	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10.02	(5)	*	ACI Holding, Inc. 1994 Stock Option Plan
10.03	(6)	*	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.04	(7)	*	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.05	(8)	*	Transaction Systems Architects, Inc. Deferred Compensation Plan
10.06	(9)	*	Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
10.07	(10)	*	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain officers, including executive officers
10.08	(11)	*	Transaction Systems Architects, Inc. 1999 Stock Option Plan
10.09	(12)	*	Transaction Systems Architects, Inc. 1999 Employee Stock Purchase Plan
10.10	(13)	*	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
10.11	(14)	*	Stock Option Agreement between Transaction Systems Architects, Inc. and Gregory J. Duman
10.12	(15)	*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan
10.13		*	Second Amended and Restated Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht (filed herewith)
10.14	(16)	*	Severance Compensation Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht

10.15	*	Severance Compensation Agreement between Transaction Systems Architects, Inc. and certain officers, including executive officers (filed herewith)
10.16	*	Severance Compensation Agreement (Change in Control) between Transaction Systems Architects, Inc. and certain officers, including executive officers (filed herewith)
10.17	*	Indemnification Agreement between Transaction Systems Architects, Inc. and certain officers, including executive officers (filed herewith)
10.18	*	Separation Agreement and General Release between David Stokes and Transaction Systems Architects, Inc. (filed herewith)
10.19	*	Separation Agreement and General Release between Dwight Hanson and Transaction Systems Architects, Inc. (filed herewith)
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Independent Auditors’ Consent (filed herewith)
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)            Incorporated by reference to exhibit 3.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(2)            Incorporated by reference to exhibit 3.02 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1999.

(3)            Incorporated by reference to exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)            Incorporated by reference to exhibit 10.09 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)            Incorporated by reference to exhibit 10.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(6)            Incorporated by reference to exhibit 10.07 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996.

(7)            Incorporated by reference to exhibit 10.24 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 1997.

(8)            Incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement No. 333-67987 on Form S-8.

(9)            Incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement No. 333-67987 on Form S-8.

(10)     Incorporated by reference to exhibit 10.32 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1999.

(11)     Incorporated by reference to appendix A to the registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

(12)     Incorporated by reference to appendix C to the registrant’s Proxy Statement for the 2001 Annual Meeting of Stockholders.

(13)     Incorporated by reference to exhibit 10.33 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2000.

(14)     Incorporated by reference to exhibit 10.1 to the registrant’s Registration Statement No. 333-75964 on Form S-8.

(15)     Incorporated by reference to exhibit 4.1(1) to the registrant’s Registration Statement No. 333-88024 on Form S-8.

(16)     Incorporated by reference to exhibit 10.02 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2003.

*                      Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

(b)   Reports on Form 8-K:

•       The Company filed a current report on Form 8-K on July 15, 2003 announcing the appointment of David R. Bankhead, a 30-year financial management veteran, as the Company’s Chief Financial Officer.

•       The Company filed a current report on Form 8-K on July 29, 2003 announcing its results for the quarterly period ending June 30, 2003.

•       The Company filed a current report on Form 8-K on August 1, 2003 announcing that on July 29, 2003, the Company held a teleconference and web cast discussing its financial performance for the quarterly period ending June 30, 2003. A copy of the teleconference/web cast was attached thereto.

•       The Company filed a current report on Form 8-K on August 11, 2003 disclosing that the Company issued a press release on August 8, 2003 announcing that the Securities and Exchange Commission issued a formal order of private investigation with respect to the Company’s restatement of its prior period financial statements. A copy of the press release was attached thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2001.

/s/ KPMG LLP

Omaha, Nebraska
October 27, 2003

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$113,986	$87,894
Marketable securities	1,296	3,757
Billed receivables, net of allowances of $4,037 and $3,613, respectively	42,225	35,755
Accrued receivables	9,592	13,132
Recoverable income taxes	11,985	—
Deferred income taxes, net	10,316	17,554
Other	5,104	5,192
Total current assets	194,504	163,284
Property and equipment, net	9,405	11,597
Software, net	2,319	5,609
Goodwill, net	46,425	55,947
Deferred income taxes, net	9,638	27,546
Other	1,609	3,168
Total assets	$263,900	$267,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt — financing agreements	$15,493	$18,444
Accounts payable	6,965	7,348
Accrued employee compensation	9,822	7,583
Accrued liabilities	9,714	12,126
Income taxes payable	—	7,847
Deferred revenue	70,798	59,598
Other	628	872
Total current liabilities	113,420	113,818
Debt — financing agreements	9,444	24,866
Deferred revenue	17,689	23,860
Other	473	1,749
Total liabilities	141,026	164,293
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 2003 and 2002	—	—
Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 37,660,731 and 36,887,805 shares issued at September 30, 2003 and 2002, respectively	188	183
Class B Common Stock, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2003 and 2002	—	—
Treasury stock, at cost, 1,476,145 shares at September 30, 2003 and 2002	(35,258)	(35,258)
Additional paid-in capital	235,767	228,465
Accumulated deficit	(69,602)	(83,927)
Accumulated other comprehensive loss, net of taxes	(8,221)	(6,605)
Total stockholders’ equity	122,874	102,858
Total liabilities and stockholders’ equity	$263,900	$267,151

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2003	2002	2001
Revenues:
Software license fees	$146,825	$158,453	$161,847
Maintenance fees	79,187	74,213	67,173
Services	51,279	52,001	70,062
Total revenues	277,291	284,667	299,082
Expenses:
Cost of software license fees	25,500	31,053	43,616
Cost of maintenance and services	61,350	62,479	76,667
Research and development	35,373	35,029	41,240
Selling and marketing	54,482	57,352	71,492
General and administrative	56,037	55,563	61,925
Goodwill amortization	—	—	14,793
Impairment of goodwill	9,290	1,524	36,618
Impairment of software	—	—	8,880
Total expenses	242,032	243,000	355,231
Operating income (loss)	35,259	41,667	(56,149)
Other income (expense):
Interest income	1,211	1,667	1,759
Interest expense	(2,998)	(5,596)	(7,338)
Other	140	(26)	(15,414)
Total other income (expense)	(1,647)	(3,955)	(20,993)
Income (loss) before income taxes	33,612	37,712	(77,142)
Income tax provision	(19,287)	(22,443)	(2,921)
Net income (loss)	$14,325	$15,269	$(80,063)
Earnings (loss) per share information:
Weighted average shares outstanding:
Basic	35,558	35,326	34,116
Diluted	35,707	35,572	34,116
Earnings (loss) per share:
Basic	$0.40	$0.43	$(2.35)
Diluted	$0.40	$0.43	$(2.35)

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

	Class A Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2000	$165	$(35,258)	$171,920	$(19,133)	$(8,709)	$108,985
Comprehensive income information:
Net loss	—	—	—	(80,063)	—	(80,063)
Other comprehensive income:
Foreign currency translation adjustments adjustments	—	—	—	—	(3,168)	(3,168)
Change in unrealized investment holding loss	—	—	—	—	2,992	2,992
Comprehensive loss						(80,239)
Issuance of Class A Common Stock for purchase of MessagingDirect, Ltd.	17	—	53,155	—	—	53,172
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	1	—	1,464	—	—	1,465
Exercise of stock options	—	—	374	—	—	374
Tax benefit of stock options exercised	—	—	213	—	—	213
Balance, September 30, 2001	183	(35,258)	227,126	(99,196)	(8,885)	83,970
Comprehensive income information:
Net income	—	—	—	15,269	—	15,269
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	126	126
Change in unrealized investment holding loss	—	—	—	—	2,154	2,154
Comprehensive income						17,549
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,203	—	—	1,203
Exercise of stock options	—	—	73	—	—	73
Tax benefit of stock options exercised	—	—	63	—	—	63
Balance, September 30, 2002	183	(35,258)	228,465	(83,927)	(6,605)	102,858
Comprehensive income information:
Net income	—	—	—	14,325	—	14,325
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(1,858)	(1,858)
Change in unrealized investment holding loss	—	—	—	—	242	242
Comprehensive income						12,709
Sale of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,027	—	—	1,027
Exercise of stock options	5	—	4,720	—	—	4,725
Tax benefit of stock options exercised	—	—	1,518	—	—	1,518
Stock option compensation	—	—	62	—	—	62
Loss on redemption of redeemable preferred stock of subsidiary company	—	—	(125)	—	—	(125)
Issuance of Class A Common Stock pursuant to redemption of redeemable preferred stock of subsidiary company	—	—	100	—	—	100
Balance, September 30, 2003	$188	$(35,258)	$235,767	$(69,602)	$(8,221)	$122,874

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$14,325	$15,269	$(80,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,063	6,493	8,002
Amortization	3,976	9,392	32,211
Gain on sale of business	—	(8,743)	—
Loss on sale of marketable securities	188	—	—
Non cash and other impairment charges	—	8,394	9,469
Impairments of goodwill and software	9,290	1,524	45,498
Deferred income taxes	25,146	12,586	(13,256)
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(1,255)	28,004	2,241
Other current assets	292	3,869	1,049
Other assets	(3,829)	(570)	3,862
Accounts payable	230	(6,227)	(4,257)
Accrued employee compensation	1,812	585	(4,598)
Accrued liabilities	(2,407)	(5,640)	(3,604)
Income tax liabilities	(18,314)	2,682	10,939
Deferred revenue	3,114	11,281	3,905
Other liabilities	319	74	1,057
Net cash provided by operating activities	37,950	78,973	12,455
Cash flows from investing activities:
Purchases of property and equipment	(2,517)	(3,812)	(2,595)
Purchases of software and distribution rights	(602)	(1,045)	(2,633)
Net proceeds from sale of business	—	5,429	—
Proceeds from sales of marketable securities	2,515	237	373
Cash received from acquired business	—	—	1,092
Other	720	550	(1,391)
Net cash provided by (used in) investing activities	116	1,359	(5,154)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	1,027	1,203	1,465
Proceeds from sale and exercise of stock options	4,725	73	374
Payments on lines of credit	—	(12,000)	(5,925)
Proceeds from debt financing arrangements	—	7,600	19,177
Payments on debt financing arrangements	(19,243)	(21,529)	(13,262)
Other	(1,369)	225	(405)
Net cash provided by (used in) financing activities	(14,860)	(24,428)	1,424
Effect of exchange rate fluctuations on cash	2,886	(14)	147
Net increase in cash and cash equivalents	26,092	55,890	8,872
Cash and cash equivalents, beginning of period	87,894	32,004	23,132
Cash and cash equivalents, end of period	$113,986	$87,894	$32,004
Supplemental cash flow information:
Income taxes paid	$9,979	$7,758	$5,826
Interest paid	3,103	5,675	7,373

The accompanying notes are an integral part of the consolidated financial statements

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Business

Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “TSA” or the “Company”), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets.

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal 2003, 2002 and 2001, approximately 61%, 60%, and 59%, respectively, of the Company’s total revenues were derived from licensing the BASE24product line and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current year presentation.

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees.   The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and the relevant guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions to revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions to revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company’s products, VSOE of the fair value of PCS is determined by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices.

Certain of the Company’s software arrangements (primarily those in the Asia/Pacific region) include payment terms that are enforceable only upon the passage of time or customer acceptance. For software license arrangements in which the Company’s ability to enforce payment terms depends on customer acceptance provisions, software license fee revenue is recognized upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse.

For software license arrangements in which the Company acts as a sales agent for another company’s products, revenues are recorded on a net basis. These include arrangements in which the Company does not take title to the products, is not responsible for providing the product or service,

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earns a fixed commission, and assumes credit risk only to the extent of its commission. For software license arrangements in which the Company acts as a distributor of another company’s product, and in certain circumstances, modifies or enhances the product, revenues are recorded on a gross basis. These include arrangements in which the Company takes title to the products and is responsible for providing the product or service.

For software license arrangements in which the Company permits the customer to vary their software mix, including the right to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

Maintenance Fees.   Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

Services.   Revenues from arrangements to provide professional services on a time and materials basis are recognized as the related services are performed.

Non-monetary Transactions.   Non-monetary transactions are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions,” which requires that the transfer or distribution of a non-monetary asset or liability generally be based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident. In those cases where fair value of the assets exchanged is not readily determinable, the exchange is recorded at the historical cost of the asset surrendered.

Accrued Receivables.   Accrued receivables represent amounts to be billed in the near future (less than 12 months).

Deferred Revenue.   Deferred revenue includes (1) amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of providing the product or performing services, (2) amounts deferred whereby VSOE of the fair value of undelivered elements in a bundled arrangement does not exist, and (3) amounts deferred if other conditions to revenue recognition have not been met.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company accounts for its investments in marketable equity securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realized gains and losses are computed on the basis of average cost and are recognized when realized.

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

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in the Company’s receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors and networks is mitigated by the Company’s credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable. The following is activity in the Company’s allowance for uncollectible accounts receivable for the fiscal years ending September 30 (in thousands):

	2003	2002	2001
Balance, beginning of period	$3,613	$4,180	$6,253
Provision charged to general and administrative expense	532	2,346	3,164
Amounts written off, net of recoveries	(108)	(2,913)	(5,237)
Balance, end of period	$4,037	$3,613	$4,180

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is computed using the straight-line method over the following estimated useful lives:

Leasehold Improvements	3 years
Computer Equipment	5 years
Office Equipment	5 years
Furniture and Fixtures	7 years

Assets under capital leases are amortized over the shorter of the asset life or the lease term.

Software

Software consists of internally-developed software and purchased software. In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company capitalizes costs related to certain internally-developed software when the resulting product reaches technological feasibility. The Company determines technological feasibility when it has a detailed program design of a computer software product that takes product function, feature, and technical requirements to their most detailed, logical form and is ready for coding. Purchased software consists of software to be marketed externally that was acquired primarily as the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of a business acquisition (“acquired software”) and costs of computer software obtained for internal use that were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“internal-use software”).

Amortization of internally-developed software costs to be sold or marketed begins when the product is available for licensing to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for the product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over three years. Due to competitive pressures, it may be possible that the estimates of anticipated gross revenue or remaining estimated economic life of the software product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of acquired and internal-use software is generally computed using the straight-line method over its estimated useful life of three years.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective October 1, 2001, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. In fiscal 2001, goodwill was amortized using the straight-line method over estimated useful lives of five to ten years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Prior to the adoption of SFAS No. 142 on October 1, 2001, goodwill was also subject to similar impairment testing requirements under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  An impairment loss is recorded if the sum of the future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment charge is measured based upon the fair value of the asset.

Debt — Financing Agreements

The Company periodically sells rights to future payment streams under software license arrangements with extended payment terms. In accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”)Issue No. 88-18, “Sales of Future Revenues,” the Company records the proceeds received from these financing agreements as debt and reduces the debt principal as payments are made. Interest on the debt accrues monthly and is computed using the effective interest method.

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company’s net income/loss and earnings/loss per

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share for fiscal 2003, 2002 and 2001 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss):
As reported	$14,325	$15,269	$(80,063)
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,659)	(3,679)	(4,930)
Add: stock-based employee compensation expense recorded under intrinsic value method, net of related tax effects	37	—	—
Pro forma	$8,703	$11,590	$(84,993)
Earnings (loss) per share:
Basic and diluted, as reported	$0.40	$0.43	$(2.35)
Basic and diluted, pro forma	$0.24	$0.33	$(2.49)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life	4.2	6.0	6.0
Interest rate	2.8%	3.2%	4.4%
Volatility	85%	45%	42%
Dividend yield	—	—	—

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional future awards are anticipated.

Translation of Foreign Currencies

The Company’s foreign subsidiaries use the local currency of the countries in which they are located as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses (net of tax), if material, are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income.

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

The Company periodically assesses its tax exposures and establishes, or adjusts, estimated reserves for probable assessments by taxing authorities, including the Internal Revenue Service, Inland Revenue and various foreign and state authorities. Such reserves represent the estimated provision for income taxes expected to ultimately be paid.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In October 2002, the Company adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which requires (1) that reimbursements received for out-of-pocket expenses be classified as revenue, rather than as a reduction of expenses, and (2) upon adoption, comparative financial statements for prior periods be reclassified to comply with the guidance of EITF Issue No. 01-14. As a result of adopting EITF Issue No. 01-14, results for the fiscal 2002 and 2001 were reclassified to increase revenues and increase operating expenses by $1.8 million and $3.5 million, respectively. The adoption of EITF Issue No. 01-14 had no effect on operating income (loss) or net income (loss).

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” In addition to requiring prominent disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the corresponding effect on reported results, SFAS No. 148 provides alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. Although the Company has adopted the disclosure provisions required by SFAS No. 148, it does not expect to voluntarily adopt the fair value based method of accounting for its stock-based compensation plans. The adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS No. 150 did not impact the Company’s financial position or results of operations.

In May 2003, the EITF finalized certain provisions within EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses accounting for arrangements that include multiple revenue-generating activities. EITF Issue No. 00-21 discusses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting, and how consideration received pursuant to such an arrangement should be measured and allocated to the separate units of accounting. The guidance provided by EITF Issue No. 00-21 was effective for revenue arrangements entered into by the Company after June 30, 2003. The adoption of EITF Issue No. 00-21 did not impact the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus on certain provisions within EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 discusses how to determine whether an arrangement contains a lease and if it does, how the lease element of the arrangement should be classified, measured and disclosed. The guidance provided by EITF Issue No. 01-08 was effective for arrangements agreed to, committed to or modified by the Company after June 30, 2003. The adoption of EITF Issue No. 01-08 did not impact the Company’s financial position or results of operations.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Acquisition

During fiscal 2001, the Company acquired all of the outstanding securities of MessagingDirect Ltd. (“MDL”). MDL provides software applications to facilitate the secure delivery and e-processing of electronic statements and bills. Shareholders of MDL received 3,357,351 shares of TSA Class A Common Stock (“Common Stock”) (or Exchangeable Shares of TSA Exchangeco Limited which can be converted on a one-for-one basis for shares of Common Stock or options to purchase shares of Common Stock) with a fair market value at the time of purchase of approximately $53.2 million. The share exchange was accounted for using the purchase method of accounting. An independent valuation of MDL was performed and used by management as an aid in determining the fair market value of each identifiable intangible asset. Accordingly, the excess purchase price over the estimated fair value of each identifiable tangible and intangible asset acquired was allocated to goodwill, which was being amortized prior to the adoption of SFAS No. 142 using the straight-line method over five years. Approximately $47.7 million of the purchase price was allocated to goodwill and $11.8 million to software for resale.

The following represents unaudited fiscal 2001 pro forma results of operations for the MDL acquisition as if it had occurred as of the beginning of fiscal 2001 (in thousands, except per share amounts):

Unaudited pro forma information:
Revenues	$297,507
Net loss	(82,861)
Earnings per share:
Basic	(2.37)
Diluted	(2.37)

The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

3.   Gain on Sale of Subsidiary

On February 14, 2002, the Company sold Regency Systems, Inc. (“Regency”), which sells voice and Internet banking solutions to small and mid-sized banks, to S1 Corporation (“S1”). Under the terms of the transaction, S1 acquired Regency for 400,561 shares of S1 common stock with a market value of $13.65 per share and $6.0 million in cash ($5.0 million net of expenses associated with the sale). In connection with this transaction, the Company recorded a gain of $8.7 million during fiscal 2002. S1 shares are included in marketable securities and recorded at current market value.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Marketable Securities

The cost and fair value of the Company’s marketable securities portfolio at each balance sheet date are as follows (in thousands):

	September 30, 2003		September 30, 2002
	Cost	Fair Value	Cost	Fair Value
TransAxis, Inc. (formerly Digital Courier Technologies, Inc.).	$17	$3	$17	$52
Nestor, Inc.	8	16	162	162
S1 Corporation	217	205	2,148	2,148
Deferred compensation plan assets	1,255	1,072	1,873	1,395
	$1,497	$1,296	$4,200	$3,757

As of September 30, 2002, the Company owned 1.7 million shares of Digital Courier Technologies, Inc. (“DCTI”) common stock. DCTI supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery. During fiscal 2001, the market value of DCTI common stock declined significantly. The Company determined that this decline was other than temporary and recorded a non-operating, non-cash charge to earnings totaling $8.7 million in fiscal 2001. During fiscal 2002, as a result of a continued decline in the value of DCTI common stock, the Company recorded a non-operating, non-cash charge to earnings of $0.3 million. During fiscal 2003, DCTI announced a 100-for-1 reverse stock split and changed its name to TransAxis, Inc. As of September 30, 2003, the Company owned 17,135 shares of TransAxis, Inc. common stock.

As of September 30, 2002, the Company owned 1.8 million shares of Nestor, Inc. (“Nestor”) common stock. Nestor is a provider of neural-network solutions for financial, Internet and transportation industries. The Company distributes Nestor’s PRISM intelligent fraud detection product. During fiscal 2002, the Company sold 695,500 shares of Nestor common stock for $70,000, resulting in a loss on sale of marketable securities of $0.1 million. Also during fiscal 2002, the Company recorded a non-operating, non-cash charge to earnings totaling $4.7 million for the other than temporary decline in the market value of its investment in Nestor. During fiscal 2003, Nestor announced a 10-for-1 reverse stock split. During fiscal 2003, the Company sold 171,950 shares (on a post-split basis) of Nestor common stock for $0.2 million, resulting in a gain on sale of marketable securities of $0.1 million. As of September 30, 2003, the Company owned 8,500 shares of Nestor common stock. The Company sold its remaining shares of Nestor common stock in October 2003, resulting in a minimal gain on sale of marketable securities.

As of September 30, 2002, the Company owned 400,561 shares of S1 common stock. S1 is a global provider to banks, credit unions, insurance providers, and investment firms of enterprise software solutions that create one view of customers across multiple channels, applications and segments. S1’s market value declined over 60% between the time the Regency transaction closed and September 30, 2002. This decline was determined to be other than temporary and a non-operating, non-cash charge to earnings totaling $3.3 million was recorded in fiscal 2002. During fiscal 2003, the Company sold 360,000 shares of S1 common stock for $1.8 million, resulting in a loss on sale of marketable securities of $0.1 million. As of September 30, 2003, the Company owned 40,561 shares of S1 common stock. The Company sold its remaining shares of S1 common stock in October 2003 for $0.2 million, resulting in a minimal loss on sale of marketable securities.

The deferred compensation plan assets represent investments in mutual funds that are held by the Company for the purpose of funding deferred compensation liabilities.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net unrealized holding losses at September 30, 2003 and 2002 were $0.2 million and $0.4 million, respectively. Because the Company has provided a deferred tax asset valuation allowance, no deferred tax benefit has been recognized on these unrealized holding losses. The change in the deferred tax asset valuation allowance related to unrealized holding losses was a decrease of $0.1 million and $0.8 million at September 30, 2003 and 2002, respectively.

5.   Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,
	2003	2002
Computer equipment	$45,894	$43,653
Office furniture and fixtures	8,714	8,643
Leasehold improvements	6,644	6,238
Vehicles	214	293
	61,466	58,827
Less: accumulated depreciation and amortization	(52,061)	(47,230)
Property and equipment, net	$9,405	$11,597

6.   Goodwill and Software

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances were as follows (in thousands):

	ACI Worldwide	Insession Technologies	MessagingDirect Ltd.	Health Payment Systems	Total
Balance, September 30, 2000	$18,773	$36,595	$—	$7,294	$62,662
Additions	—	—	47,732	—	47,732
Foreign currency translation adjustments	(72)	—	(1,540)	—	(1,612)
Amortization	(2,839)	(4,773)	(6,139)	(1,042)	(14,793)
Impairment adjustments	—	—	(30,366)	(6,252)	(36,618)
Balance, September 30, 2001	15,862	31,822	9,687	—	57,371
Foreign currency translation adjustments	240	—	296	—	536
Purchase price adjustment	—	(436)	—	—	(436)
Impairment adjustments	—	—	(1,524)	—	(1,524)
Balance, September 30, 2002	16,102	31,386	8,459	—	55,947
Foreign currency translation adjustments	346	—	831	—	1,177
Impairment adjustments	—	—	(9,290)	—	(9,290)
Other (1)	—	(1,409)	—	—	(1,409)
Balance, September 30, 2003.	$16,448	$29,977	$—	$—	$46,425

(1)            The Company settled certain acquired liabilities, resulting in a corresponding reduction of goodwill amounts.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2001, the Company transferred its 70% ownership in HHPC to the minority shareholder. As a result of the transfer, the Company recorded a goodwill impairment charge of $6.3 million.

During fiscal 2001, the Company performed an analysis of the carrying value of goodwill related to its acquisition of MDL. As a result of this analysis, the Company determined that due to the overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology, MDL’s goodwill was impaired. The amount of the impairment was then determined by comparing the estimated fair value of the MDL goodwill to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the MDL business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management’s best estimates at the time. As a result of the fair value test, the Company recorded a charge reducing the carrying value of MDL goodwill by $30.4 million, which is presented as goodwill impairment in the accompanying consolidated statements of operations.

Effective October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets (with indefinite lives) acquired in business combinations. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives continue to be recognized as assets, but are not amortized as previously required by APB Opinion No. 17.

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

The Company hired an independent consultant to perform valuations of the Company’s reporting units that contained goodwill as of October 1, 2001. Completion of the initial step of testing indicated that the estimated fair value of the Company’s reporting units exceeded their respective carrying amounts. Fair value was determined using a discounted cash flow methodology. In fiscal 2003 and 2002, the Company updated its impairment test for each reporting unit. Based on those analyses, which included updated valuations performed by the independent consultant, impairment losses of $9.3 million and $1.5 million were recognized in fiscal 2003 and 2002, respectively, for the MDL reporting unit. In fiscal 2002, the impairment within this reporting unit resulted primarily from overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology. In fiscal 2003, the impairment resulted primarily from the business decision to reduce the Company’s commitment to the MDL reporting unit due to continued slower than expected adoption of secure document delivery technology. The MDL reporting unit is included within the ACI Worldwide business unit.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual results of operations for fiscal 2003 and 2002, and results of operations for fiscal 2001, shown as if the Company had applied the nonamortization provisions of SFAS No. 142 during that period, are as follows (in thousands, except per share amounts):

	September 30,
	2003	2002	2001
Net income (loss), as reported	$14,325	$15,269	$(80,063)
Add back: goodwill amortization	—	—	14,793
Adjusted net income (loss)	$14,325	$15,269	$(65,270)
Basic and diluted earnings (loss) per share:
Net income (loss), as reported	$0.40	$0.43	$(2.35)
Goodwill amortization	—	—	0.43
Adjusted net income (loss)	$0.40	$0.43	$(1.92)

In connection with adopting SFAS No. 142, the Company reassessed the useful lives of intangible assets subject to amortization, consisting only of internally-developed software and purchased software, and determined that they continue to be appropriate. The Company did not capitalize software development costs in fiscal 2003 or 2002. Software development costs capitalized in fiscal 2001 totaled $1.4 million. The Company obtained $11.8 million of software for resale from the acquisition of MDL. Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. The gross carrying amount and accumulated amortization of software at each balance sheet date are as follows (in thousands):

	September 30,
	2003	2002
Internally-developed software	$15,725	$15,372
Purchased software	44,186	43,312
	59,911	58,684
Less: accumulated amortization	(57,592)	(53,075)
Software, net	$2,319	$5,609

In fiscal 2001, the Company performed an analysis of the carrying value of the software it acquired as part of the January 2001 MDL acquisition. The review consisted of comparing the unamortized capitalized cost of the MDL software to the net realizable value. The net realizable value was determined by estimating future gross revenues over the estimated life of the MDL software reduced by the estimated future costs of completing and disposing of the software, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. This analysis indicated software impairment in the amount of $8.9 million, which is presented as impairment of software in the accompanying consolidated statements of operations.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software amortization expense recorded in fiscal 2003, 2002 and 2001 totaled $2.8 million, $7.4 million and $13.6 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2004	$1,767
2005	374
2006	128
2007	34
2008	16

7.   Line of Credit Facilities

The Company previously had line of credit facilities that were not renewed upon expiration. The Company had no line of credit borrowings outstanding on these credit facilities as of September 30, 2003 or 2002. During fiscal 2002 and 2001, the Company recorded interest expense and related fees of $0.2 million and $1.5 million, respectively, related to its line of credit facilities.

8.   Debt — Financing Agreements

During fiscal 2002 and 2001, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately $7.6 million and $19.2 million, respectively. The Company did not sell any rights to future payment streams under software license arrangements with extended payment terms during fiscal 2003. The amount of the proceeds received from the financing agreements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds ranged from 6.5% to 7.75% in fiscal 2002, and 6.9% to 9.0% in fiscal 2001. During fiscal 2003, 2002 and 2001, the Company recorded interest expense of $2.9 million, $5.0 million and $5.3 million, respectively, related to these financing agreements.

9.   Corporate Restructuring Charges and Asset Impairment Losses

During fiscal 2001, the Company closed or significantly reduced the size of certain product development organizations and geographic sales offices. These actions resulted in restructuring charges and asset impairment losses of $5.2 million and $0.7 million, respectively, which are reflected in operating expenses in the accompanying fiscal 2001 statement of operations. The allocation of these charges is as follows: $0.2 million in cost of maintenance and services, $0.3 million in research and development, $0.2 million in selling and marketing, and $5.2 million in general and administrative.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the liability recognition related to the restructuring charges and subsequent activity related to these exit activities:

	Termination Benefits	Lease Obligations	Total
Fiscal 2001 restructuring charges	$3,477	$1,768	$5,245
Forgiveness of former executive officer’s note	(2,050)	—	(2,050)
Amounts paid during fiscal 2001	(1,397)	(177)	(1,574)
Other adjustments to previously recognized liabilities	—	(115)	(115)
Balance, September 30, 2001	30	1,476	1,506
Amounts paid during fiscal 2002	(30)	(361)	(391)
Other adjustments to previously recognized liabilities	—	(68)	(68)
Balance, September 30, 2002	—	1,047	1,047
Amounts paid during fiscal 2003	—	(366)	(366)
Balance, September 30, 2003	$—	$681	$681

The Company terminated the employment of 47 employees during fiscal 2001 as part of this process, including 37 employees in the ACI Worldwide business unit, one employee in the IntraNet business unit and nine employees in Corporate Services. Termination benefits do not include any amounts for employment related services prior to termination. In addition to these workforce reductions, termination benefits include $2.1 million of compensation expense related to the forgiveness of a note receivable from the Company’s former Chief Executive Officer (“CEO”). The note forgiveness amount classified with restructuring expenses is net of compensation expense accruing to the former CEO through the date of the severance agreement.

The liability for lease obligations established in fiscal 2001 included $1.3 million for abandonment and reduction of four facilities in the United States, Japan and Europe, net of expected third-party purchases or sub-leases, and an estimated lease termination loss of $0.5 million for the corporate aircraft. The Company continues to seek subleases for certain of the properties as well as an exit to the corporate aircraft lease. Final settlement of these obligations may result in other adjustments to these liabilities.

During fiscal 2001, the Company also recorded asset impairment charges of $0.7 million for equipment and leasehold improvements that were abandoned in vacated office facilities.

During fiscal 2003, the Company reduced the size of certain product development organizations. These actions resulted in severance related restructuring charges of $2.0 million, which are reflected in operating expenses in the accompanying fiscal 2003 statement of operations. The allocation of these charges is as follows: $1.0 million in cost of software license fees, $0.7 million in cost of maintenance and services, $0.1 million in selling and marketing, and $0.2 million in general and administrative. The Company terminated the employment of 50 employees during fiscal 2003 as part of this process, including 31 employees in the ACI Worldwide business unit and 19 employees in the IntraNet business unit. Amounts paid during fiscal 2003 totaled $0.3 million. The liability remaining at September 30, 2003 related to these restructuring charges totaled $1.7 million, which is expected to be paid during the first half of fiscal 2004.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Common Stock and Earnings Per Share

Exchangeable shares and options received by shareholders of MDL that have not yet been converted into Common Stock are included in Class A Common Stock for presentation purposes on the September 30, 2003 and 2002 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for fiscal 2003, 2002 and 2001. Exchangeable shares and MDL options included in outstanding Common Stock totaled 0 shares and 6,248 options as of September 30, 2003, and 73,909 shares and 11,010 options as of September 30, 2002.

EPS has been computed in accordance with SFAS No. 128, “Earnings Per Share.” To compute earnings per share amounts for fiscal 2003, net income available to common shareholders has been reduced by $0.1 million related to loss on redemption of a subsidiary company’s preferred stock. Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for fiscal 2003 and 2002, which amounted to approximately 149,000 shares and 246,000 shares, respectively, were due to the dilutive effect of the Company’s outstanding stock options using the treasury stock method. Weighted average shares from stock options of 5,019,000 and 1,583,000 were excluded from the computations of diluted EPS for fiscal 2003 and 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company’s common shares. For fiscal 2001, weighted average shares for both basic and diluted EPS computations are the same, as any outstanding dilutive securities were antidilutive due to the net loss from continuing operations. If the Company had net income in fiscal 2001, weighted average shares from stock options of 1,831,000 would have been excluded from the computation of diluted EPS because the exercise prices of the stock options were greater than the average market price of the Company’s common shares.

11.   Other Income/Expense

Other income (expense) is comprised of the following items in fiscal 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Other than temporary impairments of marketable equity securities	$—	$(8,267)	$(8,665)
Gain on sale of Regency	—	8,743	—
Other than temporary impairments of investments in technology companies	—	-	(3,408)
Write-off of Insession Technologies, Inc. initial public offering costs	—	-	(1,898)
Transfer of ownership in Hospital Health Plan Corporation	—	-	(1,154)
Foreign currency transaction gains (losses)	310	(198)	(397)
Other	(170)	(304)	108
Total	$140	$(26)	$(15,414)

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2001, after considering current market conditions for technology companies and specific information regarding those companies is which the Company had an ownership interest, the Company determined that the declines in the market values for these investments were other than temporary and charges to earnings of $3.4 million for the impairments of these investments were required.

During fiscal 2001, the Company expensed costs of $1.9 million associated with the cancelled initial public offering of its wholly-owned subsidiary, Insession Technologies, Inc.

During fiscal 2001, the Company transferred its 70% ownership in Hospital Health Plan Corporation (“HHPC”) to the minority shareholder. As a result of the transfer, the Company recorded a non-recurring charge of $1.2 million related to the Company’s remaining carrying value in HHPC.

12.   Comprehensive Income

The Company discloses comprehensive income information in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company’s components of accumulated other comprehensive income/loss were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2000	$(3,120)	$(5,589)	$(8,709)
Fiscal 2001 activity	(3,168)	(5,807)	(8,975)
Reclassification adjustment for loss included in net loss
	—	8,799	8,799
Balance, September 30, 2001	(6,288)	(2,597)	(8,885)
Fiscal 2002 activity	126	(6,133)	(6,007)
Reclassification adjustment for loss included in net income	—	8,287	8,287
Balance, September 30, 2002	(6,162)	(443)	(6,605)
Fiscal 2003 activity	(1,858)	242	(1,616)
Balance, September 30, 2003	$(8,020)	$(201)	$(8,221)

Since the Company has established an asset valuation allowance against its net deferred tax assets, the components of accumulated other comprehensive income have not been tax effected.

13.   Segment Information

The Company has three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. ACI Worldwide products represent the Company’s largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Technologies products facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet products offer high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

During fiscal 2001, the Company transferred its 70 percent ownership in HHPC, which comprised the majority of its Health Payment Systems business unit, to the minority shareholder for no additional consideration. HHPC’s products allow large corporations and healthcare payment processors to automate claims eligibility determination, claims capture and claims payments. The remaining portion of the Health Payment Systems business unit, consisting of a health and drug claims adjudication facilities management services organization, was integrated into the ACI Worldwide business unit during fiscal 2001.

The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income/loss by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2003, 2002 or 2001. The following are revenues and operating income/loss for these business units for fiscal 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Revenues:
ACI Worldwide	$206,408	$211,835	$226,717
Insession Technologies	33,086	34,203	38,288
IntraNet	37,797	38,629	33,432
Health Payment Systems	—	—	645
	$277,291	$284,667	$299,082
Operating income (loss):
ACI Worldwide	$22,060	$31,002	$(42,671)
Insession Technologies	7,221	7,203	(2,652)
IntraNet	5,978	3,462	(1,531)
Health Payment Systems	—	—	(9,295)
	$35,259	$41,667	$(56,149)

Most of the Company’s products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The following are revenues for these geographic regions for fiscal 2003, 2002 and 2001 and long-lived assets within these geographic regions at each balance sheet date (in thousands):

	2003	2002	2001
Revenues:
United States	$120,546	$120,163	$129,141
Americas — other	34,661	46,467	37,113
Total Americas	155,207	166,630	166,254
EMEA	88,680	89,703	103,447
Asia/Pacific	33,404	28,334	29,381
	$277,291	$284,667	$299,082

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,
	2003	2002
Long-lived assets:
United States	$51,227	$57,616
Other Americas	2,426	6,098
Total Americas	53,653	63,714
EMEA	5,410	11,805
Asia/Pacific	695	802
	$59,758	$76,321

14.   Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 750,000 shares of the Common Stock (“Shares”) have been reserved for sale to eligible employees of the Company and its subsidiaries. Under the ESPP, participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of Shares. The price for Shares purchased under the ESPP is 85% of the lower of the Shares’ market value on either the first or last day of each three-month participation period. Purchases made under the ESPP are made one calendar month after the end of each fiscal quarter. Shares issued under the ESPP during fiscal 2003, 2002 and 2001 totaled 173,163, 145,366 and 168,487, respectively.

Stock Incentive Plans

The Company has a 2002 Non-employee Director Stock Option Plan whereby 250,000 shares of the Common Stock have been reserved for issuance to eligible non-employee directors of the Company. The stock options are granted at a price equal to the fair market value of the Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of three years.

On August 1, 2001, the Company announced a voluntary stock option exchange program (the “Exchange Program”) offering to exchange all outstanding options to purchase shares of Common Stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of Common Stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of Common Stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. The exercise price of the replacement options was the fair market value of the Common Stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). The new shares have a vesting schedule of 1/18 per month beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vest 25% annually on each anniversary of the grant date of the new options. The

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exchange Program was designed to comply with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” for fixed plan accounting.

On May 8, 2001, the Company entered into a stock option agreement with its then Chairman of the Board of Directors, Gregory J. Duman, whereby 25,000 shares of Common Stock have been reserved for issuance to Mr. Duman. Shareholder approval was not required nor received related to adoption of this agreement. The stock option was granted at a price equal to the fair market value of the Common Stock at the time of grant. The term of the outstanding option is ten years. The option vested monthly over a period of 6 months.

During 2001, the Company adopted the MDL Amended and Restated Employee Share Option Plan (the “MDL Plan”). Shareholder approval was not required nor received related to adoption of this plan. As adopted, options outstanding under the MDL Plan were converted at the time of the MDL acquisition to options to purchase 167,980 shares of Common Stock. These options have an exercise price of one cent per share of Common Stock and were included in the determination of purchase price for the MDL acquisition. The Options became 100% vested upon the acquisition and have a term of 8 years from the original date of grant by MDL.

The Company has a 2000 Non-employee Director Stock Option Plan whereby 25,000 shares of Common Stock have been reserved for issuance to eligible non-employee directors of the Company. Shareholder approval was not required nor received related to adoption of this plan. The stock options are granted at a price equal to the fair market value of the Common Stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of three years.

The Company has a 1999 Stock Option Plan and a 1996 Stock Option Plan whereby a total of 4,000,000 and 1,008,000 shares, respectively, of Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries and, in the case of the 1996 Plan, non-employee members of the Board of Directors. As a matter of Company policy, stock options are granted at an exercise price not less than the fair market value of the Common Stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest annually over a period of three years for the 1999 Stock Option Plan and four years for the 1996 Stock Option Plan.

The Company has a 1997 Management Stock Option Plan whereby 1,050,000 shares of Common Stock have been reserved for issuance to eligible management employees of the Company and its subsidiaries. The stock options are granted at a price not less than the fair market value of the Common Stock at the time of the grant and require the participant to pay $3 for each share granted. The term of the outstanding options is ten years. The options vest annually over a period of four years.

The Company has a 1994 Stock Option Plan whereby 1,910,976 shares of Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. The stock options are granted at a price set by the Board of Directors provided that the minimum price shall be $2.50 per share for 955,488 shares and $5 per share for 955,488 shares. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

	Year Ending September 30,
	2003		2002		2001
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding, beginning of period	5,876,557	$12.64	2,178,108	$17.83	4,288,393	$24.43
Granted	441,000	9.42	3,988,811	10.09	743,414	9.61
Exercised	(603,215)	8.03	(35,295)	2.37	(228,859)	1.64
Cancellations	(514,296)	18.55	(255,067)	19.81	(2,624,840)	27.69
Outstanding, end of period	5,200,046	$12.32	5,876,557	$12.51	2,178,108	$17.83
Options exercisable at end of year	3,367,637	$13.52	2,314,365	$15.60	1,713,387	$18.36
Shares available on September 30 for options that may be granted	915,093		913,778		3,359,665
Weighted-average grant date fair value of options granted during the year		$9.42		$10.09		$4.77

The following table summarizes information about stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	6,248	4.61	$0.01	6,248	$0.01
$2.50 to $5.00	177,303	0.96	4.50	177,303	4.50
$5.84 to 9.80	818,497	7.18	8.48	292,669	8.30
$10.04	1,415,773	8.24	10.04	1,400,934	10.04
$10.24 to $10.25	185,000	9.79	10.24	—	—
$10.28	1,325,508	8.62	10.28	410,132	10.28
$10.78 to $21.38	442,701	7.59	13.41	251,335	13.40
$24.00	604,500	3.43	24.00	604,500	24.00
$25.06 to $38.75	224,516	4.35	27.41	224,516	27.41
	5,200,046	7.19	$12.32	3,367,637	$13.52

In fiscal 2003, the Company recognized $62,000 in compensation expenses related to the appreciation in stock value for 100,000 options between the grant date and the date the options were ratified by the Compensation Committee. No compensation expense has been recognized in the Company’s fiscal 2002 or 2001 consolidated statements of operations related to its stock-based compensation plans.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Employee Benefit Plans

TSA 401(k) Plan

The TSA 401(k) Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $12,000 (for employees who are under the age of 50 on December 31, 2003) or a maximum of $14,000 (for employees aged 50 or older on December 31, 2003). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 per employee annually. Company contributions charged to expense during fiscal 2003, 2002 and 2001 were $2.4 million, $2.5 million and $2.8 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for those employees employed at December 1, 2000, up to a maximum of 15.5% for those employees aged over 55 years on December 1, 2000. ACI-EMEA contributes 6.0% of eligible compensation to the plan for those employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during fiscal 2003, 2002 and 2001 were $1.3 million, $1.3 million and $1.2 million, respectively.

The ACI Worldwide EMEA Group Personal Pension Scheme replaced the Applied Communications Inc Limited (“ACIL”) Pension Plan, which was discontinued on December 1, 2000. At the time the ACIL Pension Plan assets were formally valued, plan obligations exceeded plan assets by $2.9 million. The funding deficit amount that was charged to expense during fiscal 2002 and 2001 was $1.7 million and $1.2 million, respectively. The ACIL Pension Plan was a defined benefit pension plan. Benefits were based on years of service and the employees’ compensation during employment. Contributions to the plan were determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. Participants contributed 5% of their pensionable salaries and ACIL contributed at the rate of 10% of pensionable salaries. The assets of the ACIL Pension Plan were distributed to plan participants in fiscal 2002.

TSA Deferred Compensation Plans

The Company previously had Deferred Compensation Plans which allowed certain management personnel to defer receipt of their compensation until a future date or at the time of their departure from the Company. These plans allowed participants to invest in a limited variety of mutual funds. These assets are owned by the Company and are subject to the claims of general creditors of the Company. No Company contributions were made to the plans and participants are 100% vested in their contributions. The liability under the Deferred Compensation Plans at September 30, 2003 and 2002 was approximately $1.3 million and $1.6 million, respectively.

16.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2003			2002			2001
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(2,932)	$19,205	$16,273	$5,004	$10,267	$15,271	$12,161	$(11,610)	$551
State	(1,754)	3,039	1,285	(899)	1,479	580	783	(1,870)	(1,087)
Foreign	(1,173)	2,902	1,729	5,752	840	6,592	3,233	224	3,457
Total	$(5,859)	$25,146	$19,287	$9,857	$12,586	$22,443	$16,177	$(13,256)	$2,921

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Tax expense (benefit) at federal rate of 35%	$11,764	$13,199	$(27,000)
Increase in valuation allowance	887	8,871	15,042
State income taxes, net of federal benefit	835	377	(707)
Foreign tax rate differential	120	2,825	1,979
Amortization of intangibles	—	—	2,266
Impairment of goodwill	3,252	533	10,628
Foreign taxes deducted on U.S. return, net of federal benefit	2,812	—	—
Research and development credits	(314)	—	—
Extraterritorial income exclusion	(390)	—	—
Gain on disposition of subsidiary	—	(3,059)	—
Other	321	(303)	713
	$19,287	$22,443	$2,921

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	September 30,
	2003	2002
Current net deferred tax assets:
Foreign tax withholding	$3,355	$2,903
State income taxes	—	972
Deferred compensation plan	1,010	1,563
Impairment of investments	5,202	8,493
Allowance for uncollectible accounts	748	1,627
Deferred revenue	6,884	20,134
Other	1,674	1,095
	18,873	36,787
Less: valuation allowance	(8,557)	(19,233)
	$10,316	$17,554
Noncurrent net deferred tax assets:
Depreciation and amortization	$2,195	$827
Foreign tax credits	7,932	8,832
Acquired net operating loss carryforwards	1,120	1,441
U.S. and foreign net operating loss carryforward	28,572	26,809
Capital loss carryforward	6,684	3,851
Deferred revenue	5,244	17,151
Other	1,104	378
	52,851	59,289
Less: valuation allowance	(43,213)	(31,743)
	$9,638	$27,546

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has recognized a net deferred tax asset of $20.0 million as of September 30, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances recorded.

The Company had foreign tax credit carryforwards at September 30, 2003 of approximately $7.9 million, of which $2.5 million will expire in 2004 if not utilized, with remaining carryforwards expiring in future fiscal years.

The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $5.7 million at September 30, 2003, which will begin to expire in 2008. Approximately $2.9 million of the NOLs is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code as a result of prior ownership changes.

In addition, at September 30, 2003, the Company had domestic capital loss carryforwards for tax purposes of $17.4 million, which begin to expire in 2004.

At September 30, 2003, the Company has foreign tax NOLs of approximately $77.2 million. Although a portion of the loss carryforwards expire between 2004 and 2014, the remaining losses may be utilized over an indefinite period. A valuation allowance has been provided for a portion of the deferred tax assets related to the foreign loss carryforwards to the extent management believes these carryforwards could expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries.

Current federal and state benefits of $10.4 million have been recorded during fiscal 2003 in connection with amended income tax returns filed for the Company’s 1999 through 2001 tax years. The Company’s positions in the amended income tax returns are the subject of an ongoing tax examination by the Internal Revenue Service (“IRS”). This examination may result in the IRS issuing proposed assessments. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions through the IRS appeals process. However, if the IRS positions on certain issues are upheld after all the Company’s administrative and legal options are exhausted, a material impact on the Company’s earnings and cash flows could result.

The Company’s foreign subsidiaries could face challenges from various foreign tax authorities and it is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and it intends to defend its positions. The Company believes it has adequately provided for any probable outcome related to these matters, and does not anticipate any material earnings impact from their ultimate settlement or resolution.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $21.9 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed foreign earnings.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Commitments and Contingencies

In the normal course of business, the Company is liable for contract completion and product performance. From time to time, TSA may guarantee the performance of a contract on behalf of one or more of its subsidiaries, or a subsidiary may guarantee the performance of a contract on behalf of another subsidiary. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

Operating Leases

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2011. Aggregate minimum lease payments under these agreements for the fiscal years ending September 30 are as follows (in thousands):

2004	$10,229
2005	8,564
2006	6,379
2007	5,576
2008	3,694
Thereafter	479
Total	$34,921

Total rent expense for fiscal 2003, 2002 and 2001 was $11.8 million, $11.9 million and $16.0 million, respectively.

Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individual named defendants. The suits were filed in connection with the Company’s restatement of its prior consolidated financial statements. The two complaints are Desert Orchid Partners v. the Company, et al. and Nancy Rosen v. the Company, et al. Pursuant to a Court order, the two suits were consolidated and, also in accordance with the Court order, the Court-designated lead plaintiff, Genesee County Employees’ Retirement System, filed a First Amended Consolidated Class Action Complaint on June 30, 2003 (the “Consolidated Complaint”). The lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the purported class period. The Consolidated Complaint alleges that during the purported class period, the Company and the named defendants misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The lead plaintiff is seeking unspecified damages, interest, fees, costs and rescission. The class period stated in the Consolidated Complaint is January 21, 1999 through

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint, which the lead plaintiff opposed. On November 20, 2003, the Court heard oral arguments on the defendants' motion to dismiss. On December 15, 2003, the Court issued its order granting in part, and denying in part, the motion to dismiss. In particular, the Court dismissed, without prejudice, Gregory Derkacht as a defendant. The Court denied the motion to dismiss with respect to the remaining defendants, including the Company. The Company and the other defendants are required, and intend to, file an answer to the Consolidated Complaint. The Court has not yet implemented a scheduling order.

Derivative Litigation.   On January 10, 2003, Samuel Naito filed the suit of “Samuel Naito, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Naito matter”). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company’s audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures with regard to certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company’s audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

On January 24, 2003, Michael Russiello filed the suit of “Michael Russiello, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Russiello matter”). The suit is a shareholder derivative action involving allegations similar to those in the Naito matter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

The Company filed a motion to dismiss in the Naito matter on February 14, 2003, and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs’ counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits when and if service of process is achieved. The Company, by and through its counsel, agreed to that stay. As a result, no other defendants have been served and no discovery has been commenced. The Company has not determined what effect the Court’s ruling in the class action litigation will have on the Naito or Russiello matters.

The Company intends to defend the foregoing lawsuits vigorously, but, since the lawsuits have only recently been filed and are in the very early stages, the Company cannot predict the outcome and is not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with such actions. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits.

Additional related suits against the Company may be commenced in the future. The Company will fully analyze these allegations once all of the complaints are received and intends to vigorously defend against them. There is a risk that the above-described litigation, as well as any additional suits, could result in substantial costs and divert management attention and resources from its business, which could adversely affect the Company’s business.

Securities and Exchange   Commission Investigation. In connection with the Company’s restatement of its prior consolidated financial statements, the Company has been in contact with the SEC Enforcement Division. On December 9, 2002, certain of the Company’s officers and external legal counsel held a telephone conference with representatives of the SEC Enforcement Division. The Company had a follow-up meeting with the SEC Enforcement Division on March 14, 2003. At this meeting, the SEC representatives asked questions about the restatement. The SEC Enforcement Division also requested that the Company provide additional written information regarding the restatement. The Company supplied this information on March 21, 2003. On August 8, 2003, the Company was informed that the SEC Enforcement Division has issued a formal order of private investigation in connection with the Company’s restatement of its prior consolidated financial statements. The Company intends to cooperate fully with the SEC with respect to this investigation.

18.   Related Party Transactions

Digital Courier Technologies, Inc. (“DCTI”)

On March 25, 1999, the Company and DCTI entered into a 60-month BASE24 software license arrangement (the “1999 Software License Agreement”). DCTI paid the Company $5.9 million in software license fees for the 1999 Software License Agreement in March and June 1999. The Company is recognizing these software license fee revenues ratably over the 60-month PCS term of the 1999 Software License Agreement because the license arrangement entitles DCTI to future unspecified deliverables (a subscription arrangement). Revenues recognized from DCTI for the 1999 Software License Agreement were $0.9 million, $0.9 million and $0.9 million in fiscal 2003, 2002 and 2001, respectively.

On June 3, 1999, the Company and DCTI entered into a three-year agreement that allowed the Company to distribute certain of DCTI’s e-commerce products (the “DCTI Distribution Agreement”). At that time, the Company paid DCTI a prepaid royalty of $0.7 million. The Company amortized this prepaid royalty ratably over the three-year life of the DCTI Distribution Agreement.

On June 14, 1999, the Company acquired 1.25 million shares of DCTI’s common stock for $6.5 million, and received warrants to purchase additional 1.0 million shares of DCTI’s common stock. In July 2000, the Company exercised these warrants and acquired an additional 1.0 million shares of DCTI common stock for a total exercise price of $5.2 million. During fiscal 2002 and 2001, the Company recorded non-cash charges to earnings of $0.3 million and $8.7 million, respectively, for the other than temporary declines in the value of DCTI common stock.

Coinciding with the Company’s purchase of DCTI common stock in June 1999, DCTI agreed to allow one of the Company’s designees to become a member of the DCTI Board of Directors. In January 2000, Gregory J. Duman, who was serving as the Company’s Vice President and Chief Financial Officer, was elected as the Company’s designee to the DCTI Board of Directors. In March 2000, Mr. Duman resigned as an officer of the Company and became a director of the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company. He became Chairman of the Company’s Board of Directors in May 2001. Mr. Duman resigned as a member of DCTI’s Board of Directors in 2001. Mr. Duman resigned as a member of the Company’s Board of Directors in August 2002.

On March 31, 2000, the Company and DCTI entered into an additional 60-month software license agreement which granted DCTI a non-transferable and non-exclusive software license to use the Company’s BASE24 software in all international markets (the “2000 Software License Agreement”). DCTI paid the Company $5.0 million in software license fees for the 2000 Software License Agreement in June and September 2000. On April 14, 2000, the DCTI Distribution Agreement was amended (the “Amended DCTI Distribution Agreement”), extending the term to six years and providing a guarantee to DCTI of an additional $6.0 million of royalties to be paid in five equal annual installments. The Company paid DCTI $1.2 million pursuant to the Amended DCTI Distribution Agreement in September 2000.

The 2000 Software License Agreement and the Amended DCTI Distribution Agreement have been accounted for as non-monetary exchanges, with no revenues or expenses initially recognized for an anticipated exchange of equal amounts of cash. In May 2001, the Company and DCTI amended the Amended DCTI Distribution Agreement to eliminate the Company’s obligation to pay the remaining fees due under the agreement. As a result of the May 2001 amendment, the Company was entitled to retain the net fees collected from DCTI of $3.8 million. The Company is recognizing revenue ratably over the remaining PCS term of the 60-month arrangement because the license arrangement entitles DCTI to future unspecified deliverables (a subscription arrangement) and the Company does not have adequate VSOE of the fair value of PCS for the co-terminus five-year maintenance period. Revenues recognized from DCTI for the 2000 Software License Agreement were $1.3 million, $1.3 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively.

In addition to the above transactions, the Company and DCTI entered into various other agreements, primarily to provide DCTI with professional services and software. Because the collection of revenues from DCTI was highly uncertain due to credit-related risks, the Company has limited revenue recognition to the amount of cash received. The May 2001 amendment to the Distribution Agreement also relieved DCTI from certain payables and notes arising from various other agreements for the provision of professional services and software. Revenues recognized from these other agreements were minimal in fiscal 2002 and 2001.

Former Chief Executive Officer

In December 2000, the Company reached a compensation agreement with William E. Fisher, who was serving as the Company’s CEO at that time, on an employment and incentive compensation package (the “Compensation Package”). The Compensation Package provided for the Company to loan Mr. Fisher a total of $3.0 million. The loan bore interest at 6.35% and was due in the first quarter of fiscal 2004. The loan and accrued interest were subject to forgiveness in the event of certain changes in control, death, or termination without cause; one-half of the principal and interest was subject to forgiveness if Mr. Fisher remained employed with the Company for the three-year term of the Compensation Package, and one-half of the principal and interest was subject to forgiveness in the event the closing bid for the Company’s Common Stock reached certain price targets. During fiscal 2000, the Company advanced Mr. Fisher $2.0 million. During fiscal 2001, the Company advanced Mr. Fisher the remaining $1.0 million. During fiscal 2001, the Company recognized compensation expense of $0.4 million, prior to the termination of the CEO’s employment on May 1, 2001, related to these forgiveness provisions. On May 1, 2001, the Company entered into a severance agreement with Mr. Fisher (the “Fisher Severance Agreement”). Under the terms of the Fisher Severance Agreement,

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company agreed to (1) forgive $2.4 million of the note receivable, (2) allow Mr. Fisher to repay the remaining $0.6 million of the note receivable on or before June 1, 2002, and (3) allow Mr. Fisher three years from the date of the Agreement to exercise any stock options vested under the Company’s stock option plans. Mr. Fisher agreed to (1) resign as CEO on May 1, 2001, (2) forfeit all unvested stock options under the Company’s stock option plans, and (3) provide the Company advisory services for a period of 12 months. The Company recognized termination benefits of $2.1 million related to the forgiveness of the loan on May 1, 2001, with such benefits classified with restructuring expenses. As of September 30, 2001, the outstanding balance under the note was $0.6 million, which is included in investments and notes receivable on the accompanying consolidated balance sheet. On May 31, 2002, Mr. Fisher repaid the Company $0.6 million, including interest, for his obligations under the note receivable.

19.   Quarterly Information (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2003 and 2002. This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

	Quarter Ended
	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001
Revenues:
Software license fees	$36,611	$40,717	$38,167	$31,330	$39,301	$38,706	$39,615	$40,831
Maintenance fees	20,447	20,675	19,461	18,604	18,557	18,175	18,699	18,782
Services	14,720	12,382	11,622	12,555	12,882	12,572	12,923	13,624
Total revenues	71,778	73,774	69,250	62,489	70,740	69,453	71,237	73,237
Expenses:
Cost of software license fees	6,933	6,339	6,289	5,939	7,215	6,673	7,947	9,218
Cost of maintenance and services	15,767	15,082	15,693	14,808	15,113	14,953	16,375	16,038
Research and development	9,588	9,478	8,357	7,950	8,351	8,711	8,918	9,049
Selling and marketing	13,531	13,686	13,529	13,736	14,350	15,264	13,481	14,257
General and administrative	14,105	15,245	14,104	12,583	16,570	11,297	14,800	12,896
Impairment of goodwill	—	9,290	—	—	1,524	—	—	—
Total expenses	59,924	69,120	57,972	55,016	63,123	56,898	61,521	61,458
Operating income	11,854	4,654	11,278	7,473	7,617	12,555	9,716	11,779
Other income (expense):
Interest income	335	281	285	310	623	404	329	311
Interest expense	(573)	(682)	(787)	(956)	(1,220)	(1,313)	(1,444)	(1,619)
Other	975	225	79	(1,139)	(4,048)	424	8,069	(4,471)
Total other income (expense)	737	(176)	(423)	(1,785)	(4,645)	(485)	6,954	(5,779)
Income before income taxes	12,591	4,478	10,855	5,688	2,972	12,070	16,670	6,000
Income tax provision	(3,478)	(6,331)	(6,785)	(2,693)	(1,915)	(7,066)	(9,879)	(3,583)
Net income (loss)	$9,113	$(1,853)	$4,070	$2,995	$1,057	$5,004	$6,791	$2,417
Earnings (loss) per share:
Basic	$0.25	$(0.05)	$0.11	$0.08	$0.03	$0.14	$0.19	$0.07
Diluted	$0.25	$(0.05)	$0.11	$0.08	$0.03	$0.14	$0.19	$0.07

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)

Date: December 22, 2003	By:	/s/ GREGORY D. DERKACHT
Gregory D. Derkacht
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GREGORY D. DERKACHT	President, Chief Executive Officer, and Director (Principal executive officer)	December 22, 2003
Gregory D. Derkacht

/s/ DAVID R. BANKHEAD	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial officer)	December 22, 2003
David R. Bankhead

/s/ EDWARD C. FUXA	Vice President, Chief Accounting Officer and Controller (Principal accounting officer)	December 22, 2003
Edward C. Fuxa

/s/ HARLAN F. SEYMOUR	Chairman of the Board and Director	December 22, 2003
Harlan F. Seymour

/s/ ROGER K. ALEXANDER	Director	December 22, 2003
Roger K. Alexander

/s/ JOHN D. CURTIS	Director	December 22, 2003
John D. Curtis

	Director	December 22, 2003
Jim D. Kever

/s/ FRANK R. SANCHEZ	Director	December 22, 2003
Frank R. Sanchez

/s/ JOHN E. STOKELY	Director	December 22, 2003
John E. Stokely