Form 10-Q
period 2003-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2004-02-17
CIK 935036

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

                For the quarterly period ended December 31, 2003

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

                                  Yes  x  No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes  x  No
                                      ---    ---

As of January 30, 2004, there were 38,195,054 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 5,248 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================


                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.......................................................................    1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......   13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................   23
  Item 4. Controls and Procedures....................................................................   23

PART II - OTHER INFORMATION

  Items 1, 2, 3, 4 and 5.   Not Applicable.
  Item 6. Exhibits and Reports on Form 8-K...........................................................   24

Signature............................................................................................   25









================================================================================




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----
Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003...................  2
Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002..  3
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002..  4
Notes to Condensed Consolidated Financial Statements...................................................  5



              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)


                                                                              December 31,    September 30,
                                                                                  2003            2003
                                                                              ------------    -------------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents..................................................  $  125,684      $  113,986
  Marketable securities......................................................       1,155           1,296
  Billed receivables, net of allowances of $5,211 and 4,037, respectively....      42,812          42,225
  Accrued receivables........................................................      15,284           9,592
  Recoverable income taxes...................................................       9,631          11,985
  Deferred income taxes, net.................................................       8,716          10,316
  Other......................................................................       4,048           5,104
                                                                               ----------      ----------
    Total current assets.....................................................     207,330         194,504
Property and equipment, net..................................................       8,883           9,405
Software, net................................................................       1,923           2,319
Goodwill, net................................................................      46,603          46,425
Deferred income taxes, net...................................................       9,846           9,638
Other........................................................................       1,457           1,609
                                                                               ----------      ----------
    Total assets.............................................................  $  276,042      $  263,900
                                                                               ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt - financing agreements.............................  $   14,034      $   15,493
  Accounts payable...........................................................       4,932           6,965
  Accrued employee compensation..............................................       9,461           9,822
  Accrued liabilities........................................................      11,829           9,714
  Deferred revenue...........................................................      75,616          70,798
  Other......................................................................         438             628
                                                                               ----------      ----------
    Total current liabilities................................................     116,310         113,420
Debt - financing agreements..................................................       5,671           9,444
Deferred revenue.............................................................      16,126          17,689
Other........................................................................         646             473
                                                                               ----------      ----------
    Total liabilities........................................................     138,753         141,026

Contingencies (Note 8)

Stockholders' equity:
Class A Common Stock, $.005 par value; 50,000,000 shares authorized;
  38,159,554 and 37,660,731 shares issued at December 31, 2003 and
  September 30, 2003, respectively...........................................         191             188
Treasury stock, at cost, 1,476,145 shares....................................     (35,258)        (35,258)
Additional paid-in capital...................................................     242,086         235,767
Accumulated deficit..........................................................     (59,561)        (69,602)
Accumulated other comprehensive loss, net....................................     (10,169)         (8,221)
                                                                               ----------      ----------
    Total stockholders' equity...............................................     137,289         122,874
                                                                               ----------      ----------
    Total liabilities and stockholders' equity...............................  $  276,042      $  263,900
                                                                               ==========      ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                                      December 31,
                                                                               --------------------------
                                                                                  2003            2002
                                                                               ----------      ----------
Revenues:
  Software license fees......................................................  $   41,233      $   31,330
  Maintenance fees...........................................................      21,313          18,604
  Services...................................................................      11,471          12,555
                                                                               ----------      ----------
    Total revenues...........................................................      74,017          62,489

Expenses:
  Cost of software license fees..............................................       6,639           5,939
  Cost of maintenance and services...........................................      14,979          14,808
  Research and development...................................................       9,433           7,950
  Selling and marketing......................................................      13,790          13,736
  General and administrative.................................................      13,668          12,583
                                                                               ----------      ----------
    Total expenses...........................................................      58,509          55,016
                                                                               ----------      ----------
Operating income.............................................................      15,508           7,473
                                                                               ----------      ----------
Other income (expense):
  Interest income............................................................         523             310
  Interest expense...........................................................        (531)           (956)
  Other, net.................................................................       2,205          (1,139)
                                                                               ----------      ----------
    Total other income (expense).............................................       2,197          (1,785)
                                                                               ----------      ----------
Income before income taxes...................................................      17,705           5,688
Income tax provision.........................................................      (7,664)         (2,693)
                                                                               ----------      ----------
Net income...................................................................  $   10,041      $    2,995
                                                                               ==========      ==========


Earnings per share information:

  Weighted average shares outstanding:
    Basic....................................................................      36,382          35,437
                                                                               ==========      ==========
    Diluted..................................................................      37,641          35,550
                                                                               ==========      ==========

  Earnings per share:
    Basic....................................................................  $     0.28      $     0.08
                                                                               ==========      ==========
    Diluted..................................................................  $     0.27      $     0.08
                                                                               ==========      ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)


                                                                                   Three Months Ended
                                                                                      December 31,
                                                                               --------------------------
                                                                                  2003            2002
                                                                               ----------      ----------
Cash flows from operating activities:
  Net income.................................................................  $   10,041      $    2,995
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.............................................................       1,087           1,312
    Amortization.............................................................         712           1,265
    Deferred income taxes....................................................       3,203             715
    Changes in operating assets and liabilities:
      Billed and accrued receivables, net....................................      (4,627)        (12,497)
      Other current and noncurrent assets....................................      (1,512)         (1,311)
      Accounts payable.......................................................      (2,306)           (134)
      Current income taxes...................................................       2,354          (2,712)
      Deferred revenue.......................................................       1,202          15,390
      Other current and noncurrent liabilities...............................         945            (425)
                                                                               ----------      ----------
        Net cash provided by operating activities............................      11,099           4,598
                                                                               ----------      ----------
Cash flows from investing activities:
  Purchases of property and equipment, net...................................        (439)           (591)
  Purchases of software and distribution rights..............................         (98)            (32)
  Proceeds from sales of marketable securities...............................         220             174
                                                                               ----------      ----------
        Net cash used in investing activities................................        (317)           (449)
                                                                               ----------      ----------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock.............................         232             273
  Proceeds from sale and exercise of stock options...........................       4,481               6
  Payments on debt - financing agreements....................................      (5,232)         (4,637)
  Other......................................................................        (197)           (248)
                                                                               ----------      ----------
        Net cash used in financing activities................................        (716)         (4,606)
                                                                               ----------      ----------
Effect of exchange rate fluctuations on cash.................................       1,632             685
                                                                               ----------      ----------
Net increase in cash and cash equivalents....................................      11,698             228
Cash and cash equivalents, beginning of period...............................     113,986          87,894
                                                                               ----------      ----------
Cash and cash equivalents, end of period.....................................  $  125,684      $   88,122
                                                                               ==========      ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of Business

     Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as "TSA" or the "Company"), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic-payment processors, both in domestic and international markets.

Condensed Consolidated Financial Statements

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at December 31, 2003, and for the three months ended December 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2004.

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

     When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and the relevant guidance provided by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting.
Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

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

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three months ended December 31, 2003 and 2002 would have approximated the following pro forma amounts (in thousands, except per share amounts):

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
Net income:
  As reported............................................. $ 10,041    $  2,995
  Deduct: stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects....................     (618)     (1,539)
  Add: stock-based employee compensation expense
    recorded under intrinsic value based method,
    net of related tax effects............................       19           -
                                                           --------    --------
  Pro forma............................................... $  9,442    $  1,456
                                                           ========    ========

Earnings per share:
  Basic, as reported...................................... $   0.28      $ 0.08
                                                           ========    ========
  Basic, pro forma........................................ $   0.26      $ 0.04
                                                           ========    ========

  Diluted, as reported.................................... $   0.27      $ 0.08
                                                           ========    ========

  Diluted, pro forma...................................... $   0.25      $ 0.04
                                                           ========    ========

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
Expected life.............................................   4.2          6.0
Interest rate.............................................   2.8%         3.2%
Volatility................................................    85%          45%
Dividend yield............................................    --           --


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional future awards are anticipated.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." In December 2003, the FASB issued a revised version of FIN 46, which incorporated a number of changes to the prior version. In FIN 46, the FASB concluded that the voting interest approach is not always effective in identifying controlling financial interest. FIN 46 provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These entities, variable interest entities ("VIEs"), are evaluated for consolidation. Variable interests are ownership, contractual or other interests in a VIE that change with changes in the VIE's net assets. The party with the majority of the variability in gains or losses of the VIE is the VIE's primary beneficiary, and is required to consolidate the VIE. The adoption of FIN 46, as revised, did not impact the Company's financial position or results of operations.

     In December 2003, SAB 104, "Revenue Recognition," was issued which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on the Company's financial position or results of operations.

2.  Goodwill and Software

     Changes to the carrying amount of goodwill during the three months ended December 31, 2003 resulted only from foreign currency translation adjustments. The gross carrying amount and accumulated amortization of the Company's intangible assets that are subject to amortization at each balance sheet date, consisting only of software, are as follows (in thousands):


                                                        Dec. 31,    Sept. 30,
                                                          2003         2003
                                                        --------    ---------
    Internally-developed software...................... $ 15,906    $ 15,725
    Purchased software.................................   44,671      44,186
                                                        --------    --------
                                                          60,577      59,911
    Less: accumulated amortization.....................  (58,654)    (57,592)
                                                        --------    --------
    Software, net...................................... $  1,923    $  2,319
                                                        ========    ========

     Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three months ended December 31, 2003 was $0.5 million. Based on capitalized software at December 31, 2003, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2004 and in succeeding fiscal years is as follows (in thousands):

    2004............................................................    $1,310
    2005............................................................       408
    2006............................................................       150
    2007............................................................        37
    Thereafter......................................................        18

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2003 (in thousands):


                                                                     Lease
                                                                  Obligations
                                                                  -----------
    Balance, September 30, 2003..................................   $   681
    Amounts paid year-to-date during fiscal 2004.................       (53)
                                                                    -------
    Balance, December 31, 2003...................................   $   628
                                                                    =======

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

     During fiscal 2003, the Company reduced the size of certain product development organizations, resulting in severance-related restructuring charges. The following table shows activity related to these exit activities since September 30, 2003 (in thousands):


                                                                  Termination
                                                                    Benefits
                                                                  -----------
    Balance, September 30, 2003..................................   $ 1,771
    Amounts paid year-to-date during fiscal 2004.................      (329)
    Adjustments to previously-recognized liabilities.............      (137)
                                                                    -------
    Balance, December 31, 2003...................................   $ 1,305
                                                                    =======

     The liability remaining at December 31, 2003 is expected to be settled during the remainder of fiscal 2004.

4.  Common Stock and Earnings Per Share

     Options to purchase shares of Class A Common Stock ("Common Stock") at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. ("MDL") as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into Common Stock are included in Class A Common Stock for presentation purposes on the December 31, 2003 and September 30, 2003 consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three months ended December 31, 2003 and 2002. Included in Common Stock are 5,248 and 6,248 MDL options, respectively, as of December 31, 2003 and September 30, 2003.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The difference between the basic and diluted EPS denominators for the three months ended December 31, 2003 and 2002, which amounted to approximately 1,259,000 and 113,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Weighted average shares from stock options of 806,000 and 5,213,000 were excluded from the computations of diluted EPS for the three months ended December 31, 2003 and 2002, respectively, because the exercise prices of the stock options were greater than the average market price of the Company's common shares.

5.  Comprehensive Income/Loss

     The Company's components of other comprehensive income/loss were as follows (in thousands):

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

    Net income............................................ $ 10,041    $  2,995
    Other comprehensive income (loss):
      Foreign currency translation adjustments............   (2,037)       (455)
      Change in unrealized investment holding loss:
        Unrealized holding gain (loss) arising
          during the period...............................       79        (433)
        Reclassification adjustment for loss included
          in net income ..................................       10          37
                                                           --------    --------
    Comprehensive income.................................. $  8,093    $  2,144
                                                           ========    ========

     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

                                                             Foreign      Unrealized    Accumulated
                                                            Currency      Investment       Other
                                                           Translation     Holding     Comprehensive
                                                           Adjustments       Loss      Income (Loss)
                                                           -----------   -----------   -------------
    Balance, September 30, 2003........................... $    (8,020)  $      (201)   $    (8,221)
    Fiscal 2004 year-to-date activity.....................      (2,037)           89         (1,948)
                                                           -----------   -----------    -----------
    Balance, December 31, 2003............................ $   (10,057)  $      (112)   $   (10,169)
                                                           ===========   ===========    ===========

6.  Segment Information

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

     The Company's chief operating decision maker, together with other senior management personnel, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa and Asia/Pacific. No single customer accounted for more than 10% of the Company's consolidated revenues during the three months ended December 31, 2003 or 2002.

     The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
Revenues:
  ACI Worldwide................................            $ 57,716    $ 45,606
  Insession Technologies.......................               8,450       7,000
  IntraNet.....................................               7,851       9,883
                                                           --------    --------
                                                           $ 74,017    $ 62,489
                                                           ========    ========

Operating income:
  ACI Worldwide................................            $ 12,100    $  4,910
  Insession Technologies.......................               1,813         849
  IntraNet.....................................               1,595       1,714
                                                           --------    --------
                                                           $ 15,508    $  7,473
                                                           ========    ========

7.  Income Taxes

     The effective tax rate for the three months ended December 31, 2003 was approximately 43.3% as compared to 47.3% for the same period of fiscal 2002. The effective tax rate for the first quarter of fiscal 2004 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations. The Company has not recognized the tax benefit of these operating losses because it is likely that all or a portion of the operating losses will not be realized. The effective tax rate for the first quarter of fiscal 2003 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The improvement in the effective tax rate for the first three months of fiscal 2004, as compared to the same period of fiscal 2003, resulted primarily from recognition of research and development credits, extraterritorial income exclusion benefits and expected utilization of foreign tax credits.

8.  Contingencies

Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

     Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the "Court") against the Company and certain individual named defendants. The suits were filed in connection with the Company's restatement of its prior consolidated financial statements. The two complaints are Desert Orchid Partners v. the Company, et al. and Nancy Rosen v. the Company, et al. Pursuant to a Court order, the two suits were consolidated and, also in accordance with the Court order, the Court-designated lead plaintiff, Genesee County Employees' Retirement System, filed a First Amended Consolidated Class Action Complaint on June 30, 2003 (the "Consolidated Complaint"). The lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, on the grounds that certain of the Company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading, with regard to the Company's revenues and expenses during the purported class period. The Consolidated Complaint alleges that during the purported class period, the Company and the named defendants misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The lead plaintiff is seeking unspecified damages, interest, fees, costs and rescission. The class period stated in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint, which the lead plaintiff opposed. On November 20, 2003, the Court heard oral arguments on the defendants' motion to dismiss. On December 15, 2003, the Court issued its order granting in part, and denying in part, the motion to dismiss. In particular, the Court dismissed, without prejudice, Gregory
Derkacht as a defendant. The Court denied the motion to dismiss with respect to the remaining defendants, including the Company. The Company and the other defendants filed an answer to the Consolidated Complaint on January 21, 2004.
On February 6, 2004, the Court entered a Mediation Reference Order requiring the parties to mediate before a private mediator, and the parties have agreed to commence mediation on March 18, 2004.

     Derivative Litigation. On January 10, 2003, Samuel Naito filed the suit of "Samuel Naito, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Naito matter"). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its shareholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner, resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures with regard to certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' alleged breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     On January 24, 2003, Michael Russiello filed the suit of "Michael Russiello, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Russiello matter"). The suit is a shareholder derivative action involving allegations similar to those in the Naito matter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' alleged breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     The Company filed a motion to dismiss in the Naito matter on February 14, 2003, and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs' counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits when and if service of process is achieved. The Company, by and through its counsel, agreed to that stay. As a result, no other defendants have been served and no discovery has been commenced. The Company has not determined what effect the Court's ruling in the class action litigation will have on the Naito or Russiello matters.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," and words and phrases of similar impact, and include, but are not limited to, statements regarding operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company's actual future results may vary materially from the results expressed or implied in the Company's forward-looking statements. The cautionary statements in this report expressly qualify all of the Company's forward-looking statements. In addition, the Company disclaims any obligation to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed below in the section entitled "Factors That May Affect the Company's Future Results or the Market Price of the Company's Common Stock."

Overview

     The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments and electronic commerce. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic-payment processors, both in domestic and international markets. Accordingly, the Company's business and operating results are influenced by trends such as information technology spending levels and the growth rate of the electronic payments industry. Most of the Company's products are sold and supported through distribution networks covering three geographic regions - the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks.

     Several factors related to the Company's business may have a significant impact on its operating results from quarterly to quarter. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as the maturity of the product sold, the creditworthiness of the customer, and delays in delivery or acceptance of the Company's products can cause sales generated in one period to be deferred and recognized as revenue in later periods. In addition, while the Company's revenue contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the U.S. Fluctuations in currency exchange rates in a given period may result in the Company's recognition of non-recurring gain or loss for that period. The Company is engaged in an ongoing evaluation of its tax position and implementation of strategies to reduce its effective tax rate. The Company's degree of success in this regard, and the acceptance by taxing authorities of the Company's tax positions, could cause its effective tax rate, and its results of operations, to fluctuate from period to period.

Business Units

     The Company's products and services are currently organized within three operating segments, referred to as business units - ACI Worldwide, Insession Technologies and IntraNet. The Company's chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit.

     The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                            Three Months Ended
                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
Revenues:
  ACI Worldwide................................            $ 57,716    $ 45,606
  Insession Technologies.......................               8,450       7,000
  IntraNet.....................................               7,851       9,883
                                                           --------    --------
                                                           $ 74,017    $ 62,489
                                                           ========    ========

Operating income:
  ACI Worldwide................................            $ 12,100    $  4,910
  Insession Technologies.......................               1,813         849
  IntraNet.....................................               1,595       1,714
                                                           --------    --------
                                                           $ 15,508    $  7,473
                                                           ========    ========

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

     The following table sets forth the Company's recurring and non-recurring backlog, by business unit, as of December 31, 2003 (in thousands):

                                                           Non-
                                            Recurring   Recurring     Total
                                            ---------   ---------   ---------
    ACI Worldwide.......................... $ 132,223   $  50,907   $ 183,130
    Insession Technologies.................    20,724       6,817      27,541
    IntraNet, Inc..........................    13,287       7,828      21,115
                                            ---------   ---------   ---------
                                            $ 166,234   $  65,552   $ 231,786
                                            =========   =========   =========

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

Critical Accounting Policies and Estimates

     This disclosure is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of its estimates and assumptions, including those related to revenue recognition, provision for doubtful accounts, fair value of investments, fair value of goodwill and software, useful lives of intangible and fixed assets, income taxes, and contingencies and litigation, among others. Actual results could differ from those estimates.

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

     When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and the relevant guidance provided by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

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

Impairment of Goodwill

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

Accounting for Income Taxes

     Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards and/or foreign tax credits, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. Changes in the geographical mix or estimated amount of annual pretax income could impact the Company's overall effective tax rate.

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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):


                                                  Three Months Ended December 31,
                                              --------------------------------------
                                                     2003                 2002
                                              -----------------    -----------------
                                                         % of                 % of
                                               Amount   Revenue     Amount   Revenue
                                              --------  -------    --------  -------
Revenues:
  Initial license fees (ILFs)................ $ 20,198    27.3%    $ 11,243    18.0%
  Monthly license fees (MLFs)................   21,035    28.4       20,087    32.1
                                              --------  -------    --------  -------
  Software license fees......................   41,233    55.7       31,330    50.1
  Maintenance fees...........................   21,313    28.8       18,604    29.8
  Services...................................   11,471    15.5       12,555    20.1
                                              --------  -------    --------  -------
    Total revenues...........................   74,017   100.0       62,489   100.0
                                              --------  -------    --------  -------

Expenses:
  Cost of software license fees..............    6,639     9.0        5,939     9.5
  Cost of maintenance and services...........   14,979    20.2       14,808    23.7
  Research and development...................    9,433    12.7        7,950    12.7
  Selling and marketing......................   13,790    18.6       13,736    22.0
  General and administrative.................   13,668    18.5       12,583    20.1
                                              --------  -------    --------  -------
    Total expenses...........................   58,509    79.1       55,016    88.0
                                              --------  -------    --------  -------
Operating income.............................   15,508    20.9        7,473    12.0
                                              --------  -------    --------  -------

Other income (expense):
  Interest income............................      523     0.7          310     0.5
  Interest expense...........................     (531)   (0.7)        (956)   (1.6)
  Other, net.................................    2,205     3.0       (1,139)   (1.8)
                                              --------  -------    --------  -------
    Total other income (expense).............    2,197     3.0       (1,785)   (2.9)
                                              --------  -------    --------  -------

Income before income taxes...................   17,705    23.9        5,688     9.1
Income tax provision.........................   (7,664)  (10.3)      (2,693)   (4.3)
                                              --------  -------    --------  -------
Net income................................... $ 10,041    13.6%    $  2,995     4.8%
                                              ========  =======    ========  =======

     Revenues. Total revenues for the first quarter of fiscal 2004 increased $11.5 million, or 18.4%, as compared to the same period of fiscal 2003. The three-month increase is the result of a $9.9 million, or 31.6%, increase in software license fee revenues and a $2.7 million, or 14.6%, increase in maintenance fee revenues, offset by a $1.1 million, or 8.6%, decrease in services revenues.

     For the first quarter of fiscal 2004, as compared to the same period of fiscal 2003, ACI Worldwide's software license fee revenues increased by $10.1 million, a substantial portion of which was due to a significant license renewal in the EMEA region, increased revenues from the Company's fraud detection product and a number of capacity increases. Insession Technologies' software license fee revenues were $0.8 million higher for the first quarter of fiscal 2004, as compared to the same period of fiscal 2003, due to increased activity related to its data center management enhancement products. For the first quarter of fiscal 2004, as compared to the same period of fiscal 2003, IntraNet's software license fee revenues decreased by $1.0 million, primarily due to a decline in the number of customers migrating from the Digital
VAX-based Money Transfer System ("MTS") product to the RS6000-based MTS product.

     The increase in maintenance fee revenues is primarily due to growth in the installed base of software products within the ACI Worldwide business unit.

     For the first quarter of fiscal 2004, as compared to the same period of fiscal 2003, within the ACI Worldwide business unit, there was a shift in services work from the Company's more established products to its newer BASE24-es product and its Payments Management products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in revenues due to differences in the timing of revenue recognition for the respective products. Additionally, IntraNet's services revenues decreased due to a decline in the number of customers migrating from the Digital VAX-based MTS product to the RS6000-based MTS product.

     Expenses. Total operating expenses for the first quarter of fiscal 2004 increased $3.5 million, or 6.3%, as compared to the same period of fiscal 2003.

     Cost of software license fees for the first quarter of fiscal 2004 increased $0.7 million, or 11.8%, as compared to the same period of fiscal 2003. The increase in cost of software license fees was due primarily to increased distributor and product royalty costs of approximately $1.2 million, with a lesser offsetting reduction in salaries resulting from a shift of certain personnel to research and development ("R&D") activities in the latter part of fiscal 2003.

     Cost of maintenance and services for the first quarter of fiscal 2004 increased $0.2 million, or 1.2%, as compared to the same period of fiscal 2003. The increase in costs to perform maintenance and services activities corresponded to an increase in the related combined revenues. These comparative cost increases were offset by a reduction in salaries resulting from a shift of certain personnel to R&D activities in the latter part of fiscal 2003.

     R&D costs for the first quarter of fiscal 2004 increased $1.5 million, or 18.7%, as compared to the same period of fiscal 2003. R&D costs increased due to the shift of certain personnel in other areas of the Company to R&D activities in the latter part of fiscal 2003.

     Selling and marketing costs for the first quarter of fiscal 2004 were comparable to the same period of fiscal 2003, increasing only 0.4%.

     General and administrative costs for the first quarter of fiscal 2004 increased $1.1 million, or 8.6%, as compared to the same period of fiscal 2003. The increase in general and administrative costs is primarily due to increased insurance costs for director and officer liability insurance, and increased professional fees for legal, tax and other services.

     Other Income and Expense. Interest expense for the first quarter of fiscal 2004 decreased $0.4 million, or 44.5%, as compared to the same period of fiscal 2003. The decrease in interest expense is attributable to the reduction in debt from financing agreements (balance at December 31, 2003 of $19.7 million as compared to $38.7 million at December 31, 2002). The Company recorded interest expense of $0.5 million and $0.9 million during the three months ended December 31, 2003 and 2002, respectively, related to this debt.

     Other income for the first quarter of fiscal 2004 was $2.2 million as compared to other expense for the same period of fiscal 2003 of $1.1 million. This variance is primarily due to foreign currency gains and losses, with the Company realizing $2.4 million in gains during the first quarter of fiscal 2004 as compared to $0.9 million in losses during the first quarter of fiscal 2003.

     Income Taxes. In fiscal 2003, the Company undertook an extensive review of its overall tax position with the intent of reducing its effective tax rate. Certain tax-saving strategies were implemented during the latter part of fiscal 2003, which have resulted in a lower effective tax rate for the first quarter of fiscal 2004 as compared to the same period of fiscal 2003. The effective tax rate for the first quarter of fiscal 2004 was approximately 43.3% as compared to 47.3% for the same period of fiscal 2003. The improvement in the effective tax rates resulted primarily from recognition of R&D credits, extraterritorial income exclusion benefits and expected utilization of foreign tax credits. The Company continues to review additional options that could reduce its current effective tax rate even further. However, there can be no assurance that the Company will be able to further reduce its effective tax rate, and assuming the Company is successful in reducing the rate, there can be no assurance of the timing and amount of any such reduction.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of December 31, 2003, the Company had deferred tax assets of $18.6 million (net of a $51.9 million valuation allowance). The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

     As of December 31, 2003, the Company's principal sources of liquidity consisted of $126.8 million in cash, cash equivalents and marketable securities. The Company may decide to use cash in the future to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

     The Company's net cash flows provided by operating activities for the first quarter of fiscal 2004 amounted to $11.1 million as compared to $4.6 million provided by operating activities during the same period of fiscal 2003. The increase in operating cash flows resulted primarily from increased net income. The largest changes in operating assets and liabilities related to billed and accrued receivables, deferred revenue and income taxes.

     The Company's net cash flows used in investing activities totaled $0.3 million for the first quarter of fiscal 2004 as compared to $0.5 million used in investing activities during the same period of fiscal 2003. Investing activities during each of these periods primarily related to purchases of property and equipment. During the first quarter of fiscal 2004, the Company purchased property and equipment of $0.4 million as compared to $0.6 million for the same period of fiscal 2003.

     The Company's net cash flows used in financing activities totaled $0.7 million for the first quarter of fiscal 2004 as compared to $4.6 million used in financing activities during the same period of fiscal 2003. During the first quarter of fiscal 2004 and 2003, payments made to third-party financial institutions to repay factoring debts were $5.2 million and $4.6 million, respectively. During the first quarter of fiscal 2004, however, the Company received $4.5 million from the exercise of stock options as compared to almost no proceeds in the first quarter of fiscal 2003.

     The Company's net cash flows resulting from exchange rate fluctuations for the first quarter of fiscal 2004 amounted to $1.6 million as compared to $0.7 million during the same period of fiscal 2003.

     The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company's projected liquidity requirements for the foreseeable future.

Factors That May Affect the Company's Future Results or the Market Price of the
 Company's Common Stock

     The Company operates in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond the Company's control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

o The Company's calculation of backlog is based on customer contracts that exist on the date of the calculation. A number of factors may change after the date of calculation, which could result in actual revenues being less than the amounts contained in backlog. The Company's customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a twelve-month period.

o The SEC Enforcement Division has issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated federal securities laws. The Company cannot predict when this investigation will be completed or what the outcome will be. If the SEC makes a determination that the Company violated federal securities laws, the Company may face sanctions including, but not limited to, significant monetary penalties and injunctive relief. The findings and outcome of the SEC investigation may also affect the class action and derivative lawsuits that are pending. There is risk that the investigation could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business, financial condition and results of operations.

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

         The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and liabilities relating to these lawsuits, the Company's financial condition, results of operations and cash flows could be materially harmed. The Company's certificate of incorporation provides that it will indemnify and advance expenses to its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim.

         Additional related suits against the Company may be commenced in the future. The Company will fully analyze such suits and intends to vigorously defend against them. There is a risk that the above-described litigation, as well as any additional suits, could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business, financial condition and results of operations.

o New accounting standards, revised interpretations or guidance regarding existing standards, or changes in the Company's business practices could result in future changes to the Company's revenue recognition or other accounting policies. These changes could have a material adverse effect on the Company's business, financial condition and results of operations.

o The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and other tax liabilities.

         The Company's positions in its amended income tax returns filed for its 1999 through 2001 tax years are the subject of an ongoing tax examination by the Internal Revenue Service ("IRS"). This examination may result in the IRS issuing proposed assessments. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions through the IRS appeals process. However, if the IRS positions on certain issues are upheld after all the Company's administrative and legal options are exhausted, a material impact on the Company's financial condition and results of operations could result.

         The Company's foreign subsidiaries could face challenges from various foreign tax authorities and it is not certain that the local authorities will accept the Company's tax positions. The Company believes its tax positions comply with applicable tax law and it intends to defend its positions. Although the Company believes it has adequately provided for any probable outcome related to these matters and does not anticipate any material earnings impact from their ultimate settlement or resolution, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company's financial condition and results of operations.

o        No assurance can be given that operating results will not vary.
         Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector and changing market conditions in the software industry. The Company's stock price may also become volatile, in part, due to the SEC investigation related to the Company's restatement of its prior consolidated financial statements.

o The Company has historically derived a majority of its total revenues from international operations and anticipates continuing to do so, and is thereby subject to risks of conducting international operations including: difficulties in staffing and management, reliance on independent distributors, longer payment cycles, volatilities of foreign currency exchange rates, compliance with foreign regulatory requirements, variability of foreign economic conditions, and changing restrictions imposed by U.S. export laws.

o Historically, a majority of the Company's total revenues resulted from licensing its BASE24 product line and providing related services and maintenance. Any reduction in demand for, or increase in competition with respect to, the BASE24 product line could have a material adverse effect on the Company's financial condition and results of operations.

o The Company has historically derived a substantial portion of its revenues from licensing of software products that operate on HP NonStop servers. Prior to its merger with HP, Compaq Computer Corporation announced a plan to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor by 2004. Any reduction in demand for the HP NonStop servers or in HP's ability to deliver products on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. The Company has not determined whether consolidation of the high-end servers, if it occurs as announced, will materially affect the Company's business, financial condition or results of operations.

o The Company's BASE24-es product is a significant new product for the Company. If the Company is unable to generate adequate sales of BASE24-es, if market acceptance of BASE24-es is delayed, or if the Company is unable to successfully deploy BASE24-es in production environments, the Company's business, financial condition and results of operations could be materially adversely affected.

o The Company's business is concentrated in the banking industry, making it susceptible to a downturn in that industry. Further, banks are continuing to consolidate, decreasing the overall number of potential buyers of the Company's products and services.

o The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. Any acquisition or investment may be subject to a number of risks, including diversion of management time and resources, disruption of the Company's ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company's common stock is issued in consideration for an acquisition or investment, the incurring or assuming of indebtedness or other liabilities in connection with an acquisition, and lack of familiarity with new markets, product lines and competition. The failure to manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations.

o To protect its proprietary rights, the Company relies on a combination of contractual provisions, including customer licenses that restrict use of the Company's products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, the Company may not be able to adequately protect its proprietary rights, and the Company's competitors may independently develop similar technology, duplicate products or design around any rights the Company believes to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability of the Company to protect its proprietary rights could materially adversely affect the Company.

o There has been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company anticipates that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that the Company's present and future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could adversely affect the Company's business. A successful claim by a third party of intellectual property infringement by the Company could compel the Company to enter into costly royalty or license agreements, or require the Company to pay significant damages or even require the Company to stop selling certain products.

o The Company's software products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of the Company's products and a corresponding loss of sales or revenues. Customers depend upon the Company's products for mission-critical applications. Software product errors or failures could subject the Company to product liability, as well as performance and warranty claims, which could materially adversely affect the Company's business, financial condition and results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the three months ended December 31, 2003. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country's local currency, principally the United Kingdom, Australia and Canada. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

Item 4.  CONTROLS AND PROCEDURES

     As noted in the Company's Form 10-K for the fiscal year ended September 30, 2003, management and KPMG have advised the Company's Audit Committee that during the course of the fiscal 2003 audit of the Company's financial statements, they noted deficiencies in internal controls related to timely reconciliation of intercompany accounts and revenue recognition procedures pertaining to documentation of software delivery, as well as evaluation and documentation of customer creditworthiness. Deficiencies were also noted related to revenue recognition on a percentage-of-completion basis at one of the Company's subsidiaries. Although there have been improvements implemented during the first quarter of fiscal 2004 related to the Company's internal controls over financial reporting, these deficiencies remained as of December 31, 2003. However, the Company has initiated corrective actions to address the deficiencies noted.

     KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also indicate deficiencies in the Company's disclosure controls. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements and to enable the completion of KPMG's quarterly review of its consolidated financial statements. Based upon an evaluation as of December 31, 2003 of the Company's disclosure controls and procedures, including these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

     In connection with the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has commenced documentation, evaluation and testing of its internal controls over financial reporting and has retained independent consultants to assist in this process. The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, and taking corrective action as appropriate.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        31.1      Certification of Chief Executive Officer pursuant to
                    SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2      Certification of Chief Financial Officer pursuant to
                    SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1      Certification of Chief Executive Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
        32.2      Certification of Chief Financial Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On October 28, 2003, the Company filed a current report on Form 8-K announcing that on October 28, 2003, the Company issued a press release announcing its financial results for the quarterly period ending September 30, 2003. A copy of the press release was attached thereto.

     On October 31, 2003, the Company filed a current report on Form 8-K announcing that on October 28, 2003, the Company held a teleconference and web cast discussing its financial performance for the quarterly period ending September 30, 2003. A transcript of the teleconference/web cast was attached thereto.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                        (Registrant)

Date: February 17, 2004                 By:        /s/ DAVID R. BANKHEAD
                                           -------------------------------------
                                                     David R. Bankhead
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                               (principal financial officer)