Form 10-Q
period 2004-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2004-05-17
CIK 935036

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

                  For the quarterly period ended March 31, 2004

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

                                  Yes  x   No
                                      ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes  x   No
                                      ---     ---
As of April 30, 2004, there were 37,185,998 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 4,101 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.....................................................................  1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.... 13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk............................... 22
  Item 4. Controls and Procedures.................................................................. 22

PART II - OTHER INFORMATION

  Items 2, 3 and 5.  Not Applicable.
  Item 1. Legal Proceedings........................................................................ 24
  Item 4. Submission of Matters to a Vote of Security Holders...................................... 24
  Item 6. Exhibits and Reports on Form 8-K......................................................... 25

  Signature........................................................................................ 26









================================================================================




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----

Condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003............................  2
Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2004 and 2003...  3
Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and 2003.............  4
Notes to Condensed Consolidated Financial Statements.........................................................  5




              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                 March 31,     September 30,
                                                                                   2004            2003
                                                                                ----------     -------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................................... $  137,218      $  113,986
  Marketable securities........................................................          -           1,296
  Billed receivables, net of allowances of $5,811 and $4,037, respectively.....     51,928          42,225
  Accrued receivables..........................................................     13,476           9,592
  Recoverable income taxes.....................................................     11,202          11,985
  Deferred income taxes, net...................................................      5,667          10,316
  Other........................................................................      5,923           5,104
                                                                                ----------      ----------
    Total current assets.......................................................    225,414         194,504
Property and equipment, net....................................................      8,425           9,405
Software, net..................................................................      1,547           2,319
Goodwill, net..................................................................     46,689          46,425
Deferred income taxes, net.....................................................      9,497           9,638
Other..........................................................................      1,126           1,609
                                                                                ----------      ----------
   Total assets................................................................ $  292,698      $  263,900
                                                                                ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt - financing agreements............................... $   10,577      $   15,493
  Accounts payable.............................................................      5,782           6,965
  Accrued employee compensation................................................     10,648           9,822
  Accrued liabilities..........................................................     11,421           9,714
  Deferred revenue.............................................................     83,017          70,798
  Other........................................................................        292             628
                                                                                ----------      ----------
     Total current liabilities.................................................    121,737         113,420
Debt - financing agreements....................................................      4,627           9,444
Deferred revenue...............................................................     14,243          17,689
Other..........................................................................        753             473
                                                                                ----------      ----------
   Total liabilities...........................................................    141,360         141,026
                                                                                ----------      ----------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Class A Common Stock, $.005 par value;
    50,000,000 shares authorized; 38,598,710
    and 37,660,731 shares issued at
    March 31, 2004 and September 30, 2003, respectively........................        193             188
  Treasury stock, at cost, 1,476,145 shares....................................    (35,258)        (35,258)
  Additional paid-in capital...................................................    247,748         235,767
  Accumulated deficit..........................................................    (51,585)        (69,602)
  Accumulated other comprehensive loss, net....................................     (9,760)         (8,221)
                                                                                ----------      ----------
   Total stockholders' equity..................................................    151,338         122,874
                                                                                ----------      ----------
    Total liabilities and stockholders' equity................................. $  292,698      $  263,900
                                                                                ==========      ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.




              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                        Three Months Ended           Six Months Ended
                                                             March 31,                   March 31,
                                                      ---------------------       ---------------------
                                                        2004         2003           2004         2003
                                                      --------     --------       --------     --------
Revenues:
  Software license fees.............................. $ 42,380     $ 38,167       $ 83,613     $ 69,497
  Maintenance fees...................................   22,370       19,461         43,683       38,065
  Services...........................................   11,777       11,622         23,248       24,177
                                                      --------     --------       --------     --------
    Total revenues...................................   76,527       69,250        150,544      131,739
                                                      --------     --------       --------     --------
Expenses:
  Cost of software license fees......................    6,189        6,289         12,828       12,228
  Cost of maintenance and services...................   14,739       15,693         29,718       30,501
  Research and development...........................    9,572        8,357         19,005       16,307
  Selling and marketing..............................   16,127       13,529         29,917       27,265
  General and administrative.........................   15,834       14,104         29,502       26,687
                                                      --------     --------       --------     --------
    Total expenses...................................   62,461       57,972        120,970      112,988
                                                      --------     --------       --------     --------
Operating income.....................................   14,066       11,278         29,574       18,751
                                                      --------     --------       --------     --------
Other income (expense):
  Interest income....................................      349          285            872          595
  Interest expense...................................     (381)        (787)          (912)      (1,743)
  Other, net.........................................     (131)          79          2,074       (1,060)
                                                      --------     --------       --------     --------
    Total other income (expense).....................     (163)        (423)         2,034       (2,208)
                                                      --------     --------       --------     --------
Income before income taxes...........................   13,903       10,855         31,608       16,543
Income tax provision.................................   (5,927)      (6,785)       (13,591)      (9,478)
                                                      --------     --------       --------     --------
Net income........................................... $  7,976     $  4,070       $ 18,017     $  7,065
                                                      ========     ========       ========     ========

Earnings per share information:
  Weighted average shares outstanding:
    Basic............................................   36,846       35,486         36,613       35,462
                                                      ========     ========       ========     ========

    Diluted..........................................   38,027       35,573         37,835       35,562
                                                      ========     ========       ========     ========

  Earnings per share:
    Basic............................................ $   0.22     $   0.11       $   0.49     $   0.20
                                                      ========     ========       ========     ========

    Diluted.......................................... $   0.21     $   0.11       $   0.48     $   0.20
                                                      ========     ========       ========     ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.




              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)


                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   2004            2003
                                                                                ----------      ----------
Cash flows from operating activities:
  Net income................................................................... $   18,017      $    7,065
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...............................................................      2,196           2,586
    Amortization...............................................................      1,333           2,211
    Loss on sale of marketable equity securities...............................        107             115
    Deferred income taxes......................................................      7,928           9,658
    Changes in operating assets and liabilities:
      Billed and accrued receivables, net......................................    (11,432)         (2,435)
      Other current and noncurrent assets......................................     (3,554)         (1,627)
      Accounts payable.........................................................     (1,489)           (906)
      Current income taxes.....................................................        783          (7,847)
      Deferred revenue.........................................................      6,141           8,955
      Other current and noncurrent liabilities.................................      1,509          (3,831)
                                                                                ----------      ----------
        Net cash provided by operating activities..............................     21,539          13,944
                                                                                ----------      ----------
Cash flows from investing activities:
  Purchases of property and equipment, net.....................................    (1,003)            (907)
  Purchases of software and distribution rights................................      (170)            (148)
  Proceeds from sales of marketable securities.................................      1,375             519
                                                                                ----------      ----------
        Net cash provided by (used in) investing activities....................        202            (536)
                                                                                ----------      ----------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock...............................        476             535
  Proceeds from sale and exercise of stock options.............................      8,577              37
  Payments on debt - financing agreements......................................     (9,733)        (10,976)
  Other........................................................................       (291)           (452)
                                                                                ----------      ----------
        Net cash used in financing activities..................................       (971)        (10,856)
                                                                                ----------      ----------
Effect of exchange rate fluctuations on cash...................................      2,462             962
                                                                                ----------      ----------

Net increase in cash and cash equivalents......................................     23,232           3,514
Cash and cash equivalents, beginning of period.................................    113,986          87,894
                                                                                ----------      ----------
Cash and cash equivalents, end of period....................................... $  137,218      $   91,408
                                                                                ----------      ----------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

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

Condensed Consolidated Financial Statements

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at March 31, 2004, and for the three and six months ended March 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2004.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

     Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions," Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," and SAB 104, "Revenue Recognition." For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence ("VSOE") of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or "PCS") or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

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

     For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

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

     Deferred Revenue. Deferred revenue includes (1) amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of providing the product or performing services, (2) amounts deferred whereby VSOE of the fair value of undelivered elements in a bundled arrangement does not exist, and (3) amounts deferred if other conditions for revenue recognition have not been met.

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three and six months ended March 31, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share amounts):

                                                              Three Months Ended       Six Months Ended
                                                                   March 31,               March 31,
                                                             -------------------     -------------------
                                                               2004       2003         2004       2003
                                                             --------   --------     --------   --------
Net income:
  As reported............................................... $  7,976   $  4,070     $ 18,017   $  7,065
  Deduct: stock-based employee compensation expense
    determined under the fair value based method
    for all awards, net of related tax effects..............     (594)    (1,488)      (1,212)    (3,027)
  Add: stock-based employee compensation expense
    recorded under intrinsic value based method,
    net of related tax effects..............................       33          -           52          -
                                                             --------   --------     --------   --------
  Pro forma................................................. $  7,415   $  2,582     $ 16,857   $  4,038
                                                             ========   ========     ========   ========

Earnings per share:
  Basic, as reported........................................ $   0.22   $   0.11     $   0.49   $   0.20
                                                             ========   ========     ========   ========
  Basic, pro forma.......................................... $   0.20   $   0.07     $   0.46   $   0.11
                                                             ========   ========     ========   ========


  Diluted, as reported...................................... $   0.21   $   0.11     $   0.48   $   0.20
                                                             ========   ========     ========   ========
  Diluted, pro forma........................................ $   0.19   $   0.07     $   0.45   $   0.11
                                                             ========   ========     ========   ========

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

                                                    Three Months Ended       Six Months Ended
                                                         March 31,              March 31,
                                                   -------------------     -------------------
                                                     2004       2003         2004       2003
                                                   --------   --------     --------   --------
Expected life......................................   3.9        6.0          4.1        6.0
Interest rate......................................   2.4%       3.2%         2.6%       3.2%
Volatility.........................................  85.2%      45.0%        85.1%      45.0%
Dividend yield.....................................    -          -            -          -


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional future awards are anticipated.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") concluded its discussion of EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-01 provides accounting guidance regarding the determination of when an impairment (i.e. fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF Issue No. 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The adoption of EITF Issue No. 03-01, which will be effective in the fourth quarter of fiscal 2004, is not expected to have a material effect on the Company's financial position or results of operations.

2.  Goodwill and Software

     Changes to the carrying amount of goodwill during the six months ended March 31, 2004 resulted only from foreign currency translation adjustments. The gross carrying amount and accumulated amortization of the Company's intangible assets that are subject to amortization at each balance sheet date, consisting only of software, are as follows (in thousands):

                                                             March 31,  Sept. 30,
                                                               2004        2003
                                                             ---------  ---------
Internally-developed software............................... $ 15,937   $ 15,725
Purchased software..........................................   44,873     44,186
                                                             --------   --------
                                                               60,810     59,911
Less: accumulated amortization..............................  (59,263)   (57,592)
                                                             --------   --------
Software, net............................................... $  1,547   $  2,319
                                                             ========   ========


     Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and six months ended March 31, 2004 was $0.4 million and $0.9 million, respectively. Based on capitalized software at March 31, 2004, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2004 and in succeeding fiscal years is as follows (in thousands):

    2004.............................................................. $ 885
    2005..............................................................   429
    2006..............................................................   175
    2007..............................................................    40
    Thereafter........................................................    18

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2003 (in thousands):

                                                                      Lease
                                                                   Obligations
                                                                   -----------
Balance, September 30, 2003.......................................   $   681
Amounts paid year-to-date during fiscal 2004......................       (95)
                                                                     -------
Balance, March 31, 2004...........................................   $   586
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

     During fiscal 2003, the Company reduced the size of certain product development organizations, resulting in severance-related restructuring charges. The following table shows activity related to these exit activities since September 30, 2003 (in thousands):

                                                                   Termination
                                                                     Benefits
                                                                   -----------
Balance, September 30, 2003.......................................   $ 1,771
Amounts paid year-to-date during fiscal 2004......................    (1,612)
Adjustments to previously-recognized liabilities..................      (159)
                                                                     -------
Balance, March 31, 2004...........................................   $     -
                                                                     =======


4.  Common Stock and Earnings Per Share

     Options to purchase shares of Class A Common Stock ("Common Stock") at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. ("MDL") as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into Common Stock are included in Common Stock for presentation purposes on the March 31, 2004 and September 30, 2003 consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three and six months ended March 31, 2004 and 2003. Included in Common Stock are 4,101 and 6,248 MDL options, respectively, as of March 31, 2004 and September 30, 2003.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The difference between the basic and diluted EPS denominators for the three months ended March 31, 2004 and 2003, which amounted to approximately 1,181,000 and 87,000 shares, respectively, and for the six months ended March 31, 2004 and 2003, which amounted to approximately 1,222,000 and 100,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options using the treasury stock method. Antidilutive shares of 802,000 and 5,149,000 were excluded from the computations of diluted EPS for the three months ended March 31, 2004 and 2003, respectively, and antidilutive shares of 804,000 and 5,137,000 were excluded from the computations of diluted EPS for the six months ended March 31, 2004 and 2003, respectively, because the exercise prices of the corresponding stock options were greater than the average market price of the Company's common shares.

5.  Comprehensive Income/Loss

     The Company's components of other comprehensive income/loss were as follows (in thousands):

                                                               Three Months Ended       Six Months Ended
                                                                    March 31,               March 31,
                                                              -------------------     -------------------
                                                                2004       2003         2004       2003
                                                              --------   --------     --------   --------
Net income................................................... $  7,976   $  4,070     $ 18,017   $  7,065
Other comprehensive income:
  Foreign currency translation adjustments...................      314        (76)      (1,723)      (531)
  Change in unrealized investment holding gain (loss):
    Unrealized holding gain (loss) arising during the
      period.................................................       (2)       378           77        (55)
    Reclassification for loss included in net income.........       97         78          107        115
                                                              --------   --------     --------   --------
Comprehensive income......................................... $  8,385   $  4,450     $ 16,478   $  6,594
                                                              ========   ========     ========   ========


     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

                                                                Foreign     Unrealized    Accumulated
                                                               Currency     Investment       Other
                                                              Translation     Holding    Comprehensive
                                                              Adjustments      Loss      Income (Loss)
                                                              -----------   ----------   -------------
Balance, September 30, 2003..................................  $ (8,020)     $    (201)    $  (8,221)
Fiscal 2004 year-to-date activity............................    (1,723)            77        (1,646)
Reclassification adjustment for loss included in
   net income................................................         -            107           107
                                                               ---------     ---------     ---------
Balance, March 31, 2004......................................  $  (9,743)    $     (17)    $  (9,760)
                                                               =========     =========     =========

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

     The Company's chief operating decision maker, together with other senior management personnel, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa and Asia/Pacific. No single customer accounted for more than 10% of the Company's consolidated revenues during the three or six months ended March 31, 2004 or 2003.

     The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                 Three Months Ended       Six Months Ended
                                                      March 31,               March 31,
                                                -------------------     -------------------
                                                  2004       2003         2004       2003
                                                --------   --------     --------   --------
Revenues:
  ACI Worldwide................................ $ 57,875   $ 48,665     $115,591   $ 94,271
  Insession Technologies.......................   10,516      8,828       18,966     15,828
  IntraNet.....................................    8,136     11,757       15,987     21,640
                                                --------   --------     --------   --------
                                                $ 76,527   $ 69,250     $150,544   $131,739
                                                ========   ========     ========   ========

Operating income:
  ACI Worldwide................................ $  9,140   $  5,350     $ 21,240   $ 10,260
  Insession Technologies.......................    3,431      2,379        5,244      3,228
  IntraNet.....................................    1,495      3,549        3,090      5,263
                                                --------   --------     --------   --------
                                                $ 14,066   $ 11,278     $ 29,574   $ 18,751
                                                ========   ========     ========   ========


7.  Income Taxes

     The effective tax rate for the second quarter of fiscal 2004 was approximately 42.6% as compared to 62.5% for the same period of fiscal 2003. The effective tax rate for the six months ended March 31, 2004 was approximately 43.0% as compared to 57.3% for the same period of fiscal 2003. The effective tax rate for the second quarter and first six months of fiscal 2004 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations. The Company has not recognized the tax benefit of these operating losses because it is likely that all or a portion of the benefit from these operating losses will not be realized. The effective tax rate for the second quarter and first six months of fiscal 2003 was primarily impacted by non-recognition of tax benefits for operating losses in certain foreign locations and recognition of a valuation allowance for foreign tax credits. The improvement in the effective tax rate for the second quarter and first six months of fiscal 2004, as compared to the same periods of fiscal 2003, resulted primarily from recognition of research and development credits, extraterritorial income exclusion benefits and expected utilization of foreign tax credits.

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

     Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the "Court") against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court Order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees' Retirement System designated as the Lead Plaintiff. The First Amended Consolidated Class Action Complaint, filed on June 30, 2003 (the "Consolidated Complaint"), alleges that during the purported class period, the Company and the named defendants misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company's President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. Discovery has commenced and is in the early stages.

     Derivative Litigation. On January 10, 2003, Samuel Naito filed the suit of "Samuel Naito, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Naito matter"). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its stockholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner, resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company's audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures with regard to certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company's audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' alleged breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     On January 24, 2003, Michael Russiello filed the suit of "Michael Russiello, Derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc." in the State District Court in Douglas County, Nebraska (the "Russiello matter"). The suit is a stockholder derivative action involving allegations similar to those in the Naito matter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants' alleged breaches of fiduciary duties, as well as the plaintiff's costs and disbursements related to the suit.

     The Company filed a motion to dismiss in the Naito matter on February 14, 2003 and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs' counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits. The Company, by and through its counsel, agreed to that stay. As a result, no other defendants have been served and no discovery has been commenced. The Company has not determined what effect the Court's ruling in the class action litigation will have on the Naito or Russiello matters.

     Securities and Exchange Commission Investigation. On August 8, 2003, the SEC Enforcement Division issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. The Company fully cooperated with the SEC in their investigation. On April 14, 2004, the Company announced that it received a letter from the SEC indicating that they had terminated their investigation and that no enforcement action has been recommended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," "the Company is well positioned" and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company's actual future results may vary materially from the results expressed or implied in the Company's forward-looking statements. The cautionary statements in this report expressly qualify all of the Company's forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed below in the section entitled "Factors That May Affect the Company's Future Results or the Market Price of the Company's Common Stock."

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

     Several factors related to the Company's business may have a significant impact on its operating results from quarterly to quarter. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as the maturity of the product sold, the creditworthiness of the customer, and delays in delivery or acceptance of the Company's products can cause sales generated in one period to be deferred and recognized as revenue in later periods. In addition, while the Company's revenue contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the U.S. Fluctuations in currency exchange rates in a given period may result in the Company's recognition of non-recurring gain or loss for that period. The Company is engaged in an ongoing evaluation of its tax position and implementation of strategies designed to reduce its effective tax rate. The Company's degree of success in this regard, and the acceptance by taxing authorities of the Company's tax positions, could cause its effective tax rate, and its results of operations, to fluctuate from period to period.

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

     The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                 Three Months Ended       Six Months Ended
                                                      March 31,               March 31,
                                                -------------------     -------------------
                                                  2004       2003         2004       2003
                                                --------   --------     --------   --------
Revenues:
  ACI Worldwide................................ $ 57,875   $ 48,665     $115,591   $ 94,271
  Insession Technologies.......................   10,516      8,828       18,966     15,828
  IntraNet.....................................    8,136     11,757       15,987     21,640
                                                --------   --------     --------   --------
                                                $ 76,527   $ 69,250     $150,544   $131,739
                                                ========   ========     ========   ========

Operating income:
  ACI Worldwide................................ $  9,140   $  5,350     $ 21,240   $ 10,260
  Insession Technologies.......................    3,431      2,379        5,244      3,228
  IntraNet.....................................    1,495      3,549        3,090      5,263
                                                --------   --------     --------   --------
                                                $ 14,066   $ 11,278     $ 29,574   $ 18,751
                                                ========   ========     ========   ========


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

     The following table sets forth the Company's recurring and non-recurring backlog, by business unit, as of March 31, 2004 (in thousands):

                                                  Recurring    Non-Recurring      Total
                                                 -----------   -------------   -----------
ACI Worldwide...................................  $ 134,959      $  49,183      $ 184,142
Insession Technologies..........................     21,834          7,486         29,320
IntraNet, Inc...................................     13,999          5,656         19,655
                                                  ---------      ---------      ---------
                                                  $ 170,792      $  62,325      $ 233,117
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

Critical Accounting Policies and Estimates

     This disclosure is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that it believes to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of its estimates and assumptions, including those related to revenue recognition, provision for doubtful accounts, fair value of goodwill and software, useful lives of intangible and fixed assets, and income taxes, among others. Actual results could differ from those estimates.

     The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

     For software license arrangements for the Company's more-established ("mature") products for which other products or services rendered are not considered essential to the functionality of the software, the Company recognizes software license fee revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, the Company uses the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as postcontract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

     In recent years, the Company's sales focus has shifted from its mature products to its newer BASE24-es product, its Payments Management products and other less-established (collectively referred to as "newer") products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance, or first production use by the customer due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets the specific revenue recognition criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. The change in product classification would allow the Company to recognize revenues from sales of the product upon delivery of the product, resulting in earlier recognition of revenues from sales of that product, provided all other revenue recognition criteria have been met.

     When a software license arrangement includes services to provide significant production, modification, or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time (generally in excess of twelve months) is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue under the contract, which are used in current percentage-complete computations, exclude amounts due under extended payment terms.

Provision for Doubtful Accounts

     The Company maintains a general allowance for doubtful accounts based on its historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in its accounts receivable. In estimating the necessary level of its allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of the Company's customers, economic conditions within the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which in turn would impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of one or more of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which the Company has a number of customers, additional provisions for doubtful accounts may be recorded to reserve for potential future losses. Any additional such provisions would reduce operating income in the periods in which they were recorded.

Impairment of Goodwill

     Goodwill is tested for impairment at the reporting unit level at least annually utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured in the second step. For impairment testing purposes, the Company has utilized the services of an independent consultant to perform valuations of the Company's reporting units that contained goodwill.

Capitalized Software

     Software consists of internally-developed software and purchased software. The Company capitalizes costs related to certain internally-developed software when the resulting products reach technological feasibility. Technological feasibility is determined upon completion of a detailed program design or internal specification. The internal specification establishes that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition and costs of computer software obtained for internal use that were capitalized.

     Amortization of internally-developed software costs begins when the products are available for licensing to customers and is computed separately for each product as the greater of (a) the ratio of current gross revenue for the product to the total of current and anticipated gross revenue for the product or
(b) the straight-line method over three years. Due to competitive pressures, it may be possible that the anticipated gross revenue or remaining estimated economic life of the software products will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of purchased software is generally computed using the straight-line method over its estimated useful life of approximately three years. Actual useful life of capitalized software could differ from the estimated amortization periods used.

Accounting for Income Taxes

     Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards and/or foreign tax credits, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact the Company's overall effective tax rate.

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

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):


                                       Three Months Ended March 31,                     Six Months Ended March 31,
                                ------------------------------------------      ------------------------------------------
                                       2004                   2003                     2004                    2003
                                -------------------    -------------------      -------------------    -------------------
                                             % of                   % of                     % of                   % of
                                 Amount     Revenue     Amount     Revenue       Amount     Revenue     Amount     Revenue
                                --------    -------    --------    -------      --------    -------    --------    -------
Revenues:
  Initial license fees (ILFs).. $ 20,191      26.4%    $ 16,238      23.4%      $ 40,389      26.8%    $ 27,481      20.9%
  Monthly license fees (MLFs)..   22,189      29.0       21,929      31.7         43,224      28.7       42,016      31.9
                                --------    -------    --------    -------      --------    -------    --------    -------
  Software license fees........   42,380      55.4       38,167      55.1         83,613      55.5       69,497      52.8
  Maintenance fees.............   22,370      29.2       19,461      28.1         43,683      29.0       38,065      28.9
  Services.....................   11,777      15.4       11,622      16.8         23,248      15.5       24,177      18.3
                                --------    -------    --------    -------      --------    -------    --------    -------
    Total revenues.............   76,527     100.0       69,250     100.0        150,544     100.0      131,739     100.0
                                --------    -------    --------    -------      --------    -------    --------    -------

Expenses:
  Cost of software license
    fees.......................    6,189       8.1        6,289       9.1         12,828       8.5       12,228       9.3
  Cost of maintenance and
    services...................   14,739      19.2       15,693      22.6         29,718      19.8       30,501      23.1
  Research and development.....    9,572      12.5        8,357      12.1         19,005      12.6       16,307      12.4
  Selling and marketing........   16,127      21.1       13,529      19.5         29,917      19.9       27,265      20.7
  General and administrative...   15,834      20.7       14,104      20.4         29,502      19.6       26,687      20.3
                                --------    -------    --------    -------      --------    -------    --------    -------
    Total expenses.............   62,461      81.6       57,972      83.7        120,970      80.4      112,988      85.8
                                --------    -------    --------    -------      --------    -------    --------    -------
Operating income...............   14,066      18.4       11,278      16.3         29,574      19.6       18,751      14.2
                                --------    -------    --------    -------      --------    -------    --------    -------
Other income (expense):
  Interest income..............      349       0.5          285       0.4            872       0.6          595       0.5
  Interest expense.............     (381)     (0.5)        (787)     (1.1)          (912)     (0.6)      (1,743)     (1.3)
  Other, net...................     (131)     (0.2)          79       0.1          2,074       1.4       (1,060)     (0.8)
                                --------    -------    --------    -------      --------    -------    --------    -------
    Total other income
      (expense) ...............     (163)     (0.2)        (423)     (0.6)         2,034       1.4       (2,208)     (1.6)
                                --------    -------    --------    -------      --------    -------    --------    -------
Income before income taxes.....   13,903      18.2       10,855      15.7         31,608      21.0       16,543      12.6
Income tax provision...........   (5,927)     (7.8)      (6,785)     (9.8)       (13,591)     (9.0)      (9,478)     (7.2)
                                --------    -------    --------    -------      --------    -------    --------    -------
Net income..................... $  7,976      10.4%    $  4,070       5.9%      $ 18,017      12.0%    $  7,065       5.4%
                                ========    =======    ========    =======      ========    =======    ========    =======


     Revenues. Total revenues for the second quarter of fiscal 2004 increased $7.3 million, or 10.5%, as compared to the same period of fiscal 2003. Total revenues for the first six months of fiscal 2004 increased $18.8 million, or 14.3%, as compared to the same period of fiscal 2003. The three-month increase is the result of a $4.2 million, or 11.0%, increase in software license fee revenues, a $2.9 million, or 14.9%, increase in maintenance fee revenues, and a $0.2 million, or 1.3%, increase in services revenues. The six-month increase is the result of a $14.1 million, or 20.3%, increase in software license fee revenues and a $5.6 million, or 14.8%, increase in maintenance fee revenues, offset by a $0.9 million, or 3.8%, decrease in services revenues.

     For the second quarter of fiscal 2004, as compared to the same period of fiscal 2003, ACI Worldwide's software license fee revenues increased by $6.2 million, primarily due to a large capacity upgrade and term extension by a customer in the Americas and a number of other system and capacity upgrades by existing customers, along with increased revenues from the Company's BASE24 and fraud detection products. For the first six months of fiscal 2004, as compared to the same period of fiscal 2003, ACI Worldwide's software license fee revenues increased by $16.3 million, a substantial portion of which was due to a significant license renewal in the EMEA region during the first quarter of fiscal 2004, the capacity upgrade and term extension discussed above, increased revenues from the Company's BASE24 and fraud detection products, and a number of other large system and capacity increases. Insession Technologies' software license fee revenues were $1.3 million higher for the second quarter of fiscal 2004 than for the same period of fiscal 2003 primarily due to increased activity related to its data connectivity and web-based communication products. Insession Technologies' software license fee revenues were $2.1 million higher for the first six months of fiscal 2004 than for same period of fiscal 2003 due to increased activity related to its data connectivity and web-based communication products, as well as its data center management enhancement products. For the second quarter of fiscal 2004, as compared to the same period of fiscal 2003, IntraNet's software license fee revenues decreased by $3.3 million. The completion of the final phase of an ACH project with a large European bank during the second quarter of fiscal 2003 allowed the Company to recognize approximately $3.6 million in revenues during that quarter, causing the comparative decrease. For the first six months of fiscal 2004, as compared to the same period of fiscal 2003, IntraNet's software license fee revenues decreased by $4.3 million, primarily due to the large ACH project completed during the second quarter of fiscal 2003. Also, as IntraNet's customers complete their migration from the Digital VAX-based Money Transfer System ("MTS") product to the RS6000-based MTS product, corresponding revenues associated with the migration process have declined, which explains the remaining reduction in IntraNet's software license fee revenues for the first six months of fiscal 2004 as compared to the same period of fiscal 2003.

     The increases in maintenance fee revenues for the second quarter and first six months of fiscal 2004, as compared to the same periods of fiscal 2003, were primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies business units in the Americas and EMEA.

     The fiscal 2004 year-to-date decrease in services revenues, as compared to the same period of fiscal 2003, resulted primarily from the decrease in IntraNet services revenues. Since the majority of IntraNet's MTS customers have successfully completed their migration from the Digital VAX-based MTS product to the RS6000-based MTS product, corresponding services revenues associated with the migration process have declined.

     Expenses. Total operating expenses for the second quarter of fiscal 2004 increased $4.5 million, or 7.7%, as compared to the same period of fiscal 2003. Total operating expenses for the first six months of fiscal 2004 increased $8.0 million, or 7.1%, as compared to the same period of fiscal 2003. The effect of changes in foreign currency exchange rates was to increase overall expenses by approximately $2.7 million and $5.0 million for the second quarter and first six months of fiscal 2004, respectively, as compared to the same periods of fiscal 2003.

     Cost of software license fees for the second quarter of fiscal 2004 decreased $0.1 million, or 1.6%, as compared to the same period of fiscal 2003. Cost of software license fees for the first six months of fiscal 2004 increased $0.6 million, or 4.9%, as compared to the same period of fiscal 2003. The comparative six-month increase in cost of software license fees was due primarily to increased commissions paid to distributors of the Company's products along with higher product royalty fees paid on sales of third-party products during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, offset in part by a reduction in salaries resulting from the shift of certain personnel to research and development ("R&D") activities in the latter part of fiscal 2003.

     Cost of maintenance and services for the second quarter of fiscal 2004 decreased $1.0 million, or 6.1%, as compared to the same period of fiscal 2003. Cost of maintenance and services for the first six months of fiscal 2004 decreased $0.8 million, or 2.6%, as compared to the same period of fiscal 2003. These comparative cost decreases were primarily due to a reduction in compensation-related expenses resulting from a shift of certain personnel to R&D activities in the latter part of fiscal 2003, offset somewhat by an increase in costs to perform maintenance and services activities corresponding to an increase in the related combined revenues.

     R&D costs for the second quarter of fiscal 2004 increased $1.2 million, or 14.5%, as compared to the same period of fiscal 2003. R&D costs for the first six months of fiscal 2004 increased $2.7 million, or 16.5%, as compared to the same period of fiscal 2003. These comparative cost increases were due to the shift of certain personnel from other areas of the Company to R&D activities in the latter part of fiscal 2003.

     Selling and marketing costs for the second quarter of fiscal 2004 increased $2.6 million, or 19.2%, as compared to the same period of fiscal 2003. Selling and marketing costs for the first six months of fiscal 2004 increased $2.7 million, or 9.7%, as compared to the same period of fiscal 2003. The large increase in selling and marketing costs reflects increased sales commissions caused primarily by higher sales volumes in the ACI Worldwide business unit during the second quarter of fiscal 2004 as compared to the same period of fiscal 2003.

     General and administrative costs for the second quarter of fiscal 2004 increased $1.7 million, or 12.3%, as compared to the same period of fiscal 2003. General and administrative costs for the first six months of fiscal 2004 increased $2.8 million, or 10.5%, as compared to the same period of fiscal 2003. The increase in general and administrative costs is primarily due to increased professional fees for legal, tax and other services, as well as increased insurance costs for director and officer liability insurance.

     Other Income and Expense. Interest expense for the second quarter of fiscal 2004 decreased $0.4 million, or 51.6%, as compared to the same period of fiscal 2003. Interest expense for the first six months of fiscal 2004 decreased $0.8 million, or 47.7%, as compared to the same period of fiscal 2003. The decrease in interest expense is attributable to the reduction in debt from financing agreements (balance at March 31, 2004 of $15.2 million as compared to $32.3 million at March 31, 2003).

     Other expense for the second quarter of fiscal 2004 was $0.1 million as compared to other income for the same period of fiscal 2003 of $0.1 million. Other income for the first six months of fiscal 2004 was $2.1 million as compared to other expense for the same period of fiscal 2003 of $1.1 million. This six-month variance is primarily due to foreign currency gains and losses, with the Company realizing $2.3 million in gains during the first six months of fiscal 2004 as compared to $0.7 million in losses during the same period of fiscal 2003.

     Income Taxes. In fiscal 2003, the Company undertook an extensive review of its overall tax position with the intent of reducing its effective tax rate. Certain tax-saving strategies implemented during the latter part of fiscal 2003 have resulted in a lower effective tax rate for the second quarter and first six months of fiscal 2004 as compared to the same periods of fiscal 2003. The effective tax rate for the second quarter of fiscal 2004 was approximately 42.6% as compared to 62.5% for the same period of fiscal 2003. The effective tax rate for the first six months of fiscal 2004 was approximately 43.0% as compared to 57.3% for the same period of fiscal 2003. The improvement in the effective tax rates for the second quarter and first six months of fiscal 2004, as compared to the same periods during fiscal 2003, resulted primarily from recognition of R&D credits, extraterritorial income exclusion benefits and expected utilization of foreign tax credits. The Company continually reviews options that could reduce its effective tax rate. However, there can be no assurance that the Company will be able to further reduce its effective tax rate, and even if the Company is successful in reducing the rate, there can be no assurance of the timing and amount of any such reduction.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of March 31, 2004, the Company had deferred tax assets of $15.2 million (net of a $52.5 million valuation allowance). The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

     As of March 31, 2004, the Company's principal sources of liquidity consisted of $137.2 million in cash and cash equivalents.

     The Company's net cash flows provided by operating activities for the first six months of fiscal 2004 amounted to $21.5 million as compared to $13.9 million provided by operating activities during the same period of fiscal 2003. The increase in operating cash flows resulted primarily from increased net income. The largest changes in operating assets and liabilities related to billed and accrued receivables, deferred revenue and income taxes.

     The Company's net cash flows provided by investing activities totaled $0.2 million for the first six months of fiscal 2004 as compared to $0.5 million used in investing activities during the same period of fiscal 2003. During the first six months of fiscal 2004, the Company received proceeds from sales of marketable securities of $1.4 million as compared to $0.5 million for the same period of fiscal 2003. During the first six months of fiscal 2004, the Company purchased property and equipment of $1.0 million as compared to $0.9 million for the same period of fiscal 2003.

     The Company's net cash flows used in financing activities totaled $1.0 million for the first six months of fiscal 2004 as compared to $10.9 million used in financing activities during the same period of fiscal 2003. During the first six months of fiscal 2004 and 2003, payments made to third-party financial institutions to repay factoring debts were $9.7 million and $11.0 million, respectively. During the first six months of fiscal 2004, however, the Company received $8.6 million from the exercise of stock options as compared to almost no proceeds in the first six months of fiscal 2003.

     The Company's net cash flows resulting from exchange rate fluctuations for the first six months of fiscal 2004 amounted to $2.5 million as compared to $1.0 million during the same period of fiscal 2003.

     The Company may decide to use cash in the future to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. The Company believes that its existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy the Company's projected short-term and long-term liquidity requirements.

Factors That May Affect the Company's Future Results or the Market Price of the Company's Common Stock

     The Company operates in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond the Company's control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

o The Company's backlog estimate is based on management's assessment of the customer contracts that exist as of the date the estimate is made. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company's customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a twelve-month period.

o The Company continues to evaluate the claims made in various lawsuits filed against the Company and certain directors and officers relating to its restatement of prior consolidated financial results. The Company intends to defend these lawsuits vigorously, but cannot predict their outcomes and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement could have a material adverse effect on its financial condition, results of operations and cash flows.

         The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and liabilities relating to these lawsuits, the Company's financial condition, results of operations and cash flows could be materially harmed. The Company's certificate of incorporation provides that it will indemnify and advance expenses to its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. The Company's certificate of incorporation authorizes the use of indemnification agreements and the Company enters into such agreements with its directors and certain officers from time to time. These indemnification agreements typically provide for a broader scope of the Company's obligation to indemnify the directors and officers than set forth in the certificate of incorporation. The Company's contractual indemnification obligations under these agreements are in addition to the respective directors' and officers' rights under the certificate of incorporation or under Delaware law. However, the indemnification agreements typically eliminate the Company's obligation to pay a director or officer for any claims to the extent that he or she has previously received payment for such claims under any insurance policy, the certificate of incorporation or otherwise.

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

o The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and other tax liabilities. The Company believes that implemented tax-saving strategies comply with applicable tax law. However, positions taken by taxing authorities could differ from the Company's positions, which could adversely affect the Company's financial condition and results of operations.

         The Company's positions in its amended income tax returns filed for its 1999 through 2002 tax years are the subject of an ongoing tax examination by the Internal Revenue Service ("IRS"). This examination may result in the IRS issuing proposed assessments. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions through the IRS appeals process. However, if the IRS positions on certain issues are upheld after all the Company's administrative and legal options are exhausted, a material impact on the Company's financial condition and results of operations could result.

         One of the Company's foreign subsidiaries is the subject of a tax examination by the local taxing authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company's tax positions. The Company believes its tax positions comply with applicable tax law and it intends to defend its positions. Differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company's financial condition and results of operations.

o        No assurance can be given that operating results will not vary.
         Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector and changing market conditions in the software industry. The Company's stock price may also become volatile, in part, due to the various lawsuits filed against the Company relating to its restatement of prior consolidated financial results.

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

o The Company has historically derived a substantial portion of its revenues from licensing of software products that operate on HP NonStop servers. Prior to its merger with HP, Compaq Computer Corporation announced a plan to consolidate its high-end performance enterprise servers on the Intel Corp. Itanium microprocessor, which is expected to be completed by 2005. Any reduction in demand for the HP NonStop servers or in HP's ability to deliver products on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. The Company has not determined whether consolidation of the high-end servers will materially affect the Company's business, financial condition or results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the six months ended March 31, 2004. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country's local currency, principally in the United Kingdom, Australia and Canada. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

Item 4.  CONTROLS AND PROCEDURES

     As noted in the Company's Form 10-K for the fiscal year ended September 30, 2003, management and KPMG have advised the Company's Audit Committee that during the course of the fiscal 2003 audit of the Company's financial statements, they noted deficiencies in internal controls related to timely reconciliation of intercompany accounts and revenue recognition procedures pertaining to documentation of software delivery, as well as evaluation and documentation of customer creditworthiness. Deficiencies were also noted related to revenue recognition on a percentage-of-completion basis at one of the Company's subsidiaries. Improvements in the Company's internal controls over financial reporting related to the noted deficiencies have been implemented during the first six months of fiscal 2004, and corrective actions have been initiated to address any outstanding deficiencies at March 31, 2004.

     KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also indicate deficiencies in the Company's disclosure controls. The Company has performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements, and to enable the timely completion of KPMG's quarterly review of its consolidated financial statements. Based upon an evaluation as of March 31, 2004 of the Company's disclosure controls and procedures, including these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the "Court") against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court Order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees' Retirement System designated as the Lead Plaintiff. The First Amended Consolidated Class Action Complaint, filed on June 30, 2003 (the "Consolidated Complaint"), alleges that during the purported class period, the Company and the named defendants misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company's President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. Discovery has commenced and is in the early stages.

     Securities and Exchange Commission Investigation. On August 8, 2003, the SEC Enforcement Division issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. The Company fully cooperated with the SEC in their investigation. On April 14, 2004, the Company announced that it received a letter from the SEC indicating that they had terminated their investigation and that no enforcement action has been recommended.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on March 9, 2004. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

     1. Election of directors to hold office until the next Annual Meeting of
Stockholders:

         Nominee                          For                    Withheld

   Roger K. Alexander                  32,987,858               1,296,253
   John D. Curtis                      33,977,495                 306,616
   Gregory D. Derkacht                 33,912,183                 371,928
   Jim D. Kever                        33,061,856               1,222,255
   Frank R. Sanchez                    33,748,579                 535,532
   Harlan F. Seymour                   33,236,114               1,047,997
   John E. Stokely                     33,610,989                 673,122

     2. Proposal to amend and restate the 2002 Non-Employee Director Stock Option Plan (the "2002 Plan") to (i) provide for a one-year vesting period for options granted under the 2002 Plan, excluding options currently outstanding,
(ii) provide for acceleration of vesting of options granted under the 2002 Plan, including options currently outstanding, upon a change in control of the Company, and (iii) require stockholder approval for any repricing of options issued under the 2002 Plan:

   For: 27,736,365            Against: 2,720,415           Abstain: 3,827,331

     3. Proposal to amend and restate the 1999 Employee Stock Purchase Plan (the "ESPP") to (i) extend the term of the ESPP by four years to April 2008,
(ii) increase the number of shares of Class A Common Stock reserved for issuance under the ESPP by 750,000 shares, to a total of 1,500,000 shares, and
(iii) enable the Board of Directors to reduce the discount applicable to the award of rights to purchase stock under the ESPP:

   For: 29,299,424            Against: 1,178,112           Abstain: 3,806,575

     4. Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for fiscal 2004:

   For: 33,803,939            Against:   424,489           Abstain:    55,683


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

(b) Reports on Form 8-K:

     On January 27, 2004, the Company filed a current report on Form 8-K announcing that on January 27, 2004, the Company issued a press release announcing its financial results for the quarterly period ending December 31, 2003. A copy of the press release was attached thereto.

     On January 30, 2004, the Company filed a current report on Form 8-K announcing that on January 30, 2004, the Company held a teleconference and web cast discussing its financial performance for the quarterly period ending December 31, 2003. A transcript of the teleconference/web cast was attached thereto.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                        (Registrant)

Date: May 17, 2004                      By:        /s/ DAVID R. BANKHEAD
                                           -------------------------------------
                                                     David R. Bankhead
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                               (principal financial officer)