Form 10-Q
period 2004-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2004-08-11
CIK 935036

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

                  For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 37,468,785 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 3,668 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.............................................  1
  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 13
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 23
  Item 4.  Controls and Procedures.......................................... 23

PART II - OTHER INFORMATION

  Items 1, 2, 3, 4 and 5.  Not Applicable.
  Item 6.  Exhibits and Reports on Form 8-K................................. 24

Signature................................................................... 25









================================================================================




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
  Condensed Consolidated Balance Sheets as of June 30, 2004 and
    September 30, 2003......................................................  2
  Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003................................  3
  Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003............................................  4
  Notes to Condensed Consolidated Financial Statements......................  5


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                 June 30,     September 30,
                                                                                   2004           2003
                                                                                -----------   -------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................................... $  158,859     $  113,986
  Marketable securities........................................................          -          1,296
  Billed receivables, net of allowances of $4,435 and $4,037, respectively.....     49,998         42,225
  Accrued receivables..........................................................      7,560          9,592
  Recoverable income taxes.....................................................     10,434         11,985
  Deferred income taxes, net...................................................      3,135         10,316
  Other........................................................................      6,168          5,104
                                                                                ----------     ----------
    Total current assets.......................................................    236,154        194,504
Property and equipment, net....................................................      8,458          9,405
Software, net..................................................................      1,386          2,319
Goodwill.......................................................................     46,684         46,425
Deferred income taxes, net.....................................................     21,122          9,638
Other..........................................................................      1,354          1,609
                                                                                ----------     ----------
    Total assets............................................................... $  315,158     $  263,900
                                                                                ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt - financing agreements............................... $    8,211     $   15,493
  Accounts payable.............................................................      6,195          6,965
  Accrued employee compensation................................................     11,488          9,822
  Accrued liabilities..........................................................     11,902          9,714
  Deferred revenue.............................................................     82,756         70,798
  Other........................................................................        101            628
                                                                                ----------     ----------
    Total current liabilities..................................................    120,653        113,420
Debt - financing agreements....................................................      3,634          9,444
Deferred revenue...............................................................     15,688         17,689
Other..........................................................................        780            473
                                                                                ----------     ----------
    Total liabilities..........................................................    140,755        141,026
                                                                                ----------     ----------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Class A Common Stock, $.005 par value; 50,000,000 shares
    authorized; 38,944,930 and 37,660,731 shares issued at
    June 30, 2004 and September 30, 2003, respectively.........................        195            188
  Treasury stock, at cost, 1,476,145 shares....................................    (35,258)       (35,258)
  Additional paid-in capital...................................................    252,811        235,767
  Accumulated deficit..........................................................    (32,923)       (69,602)
  Accumulated other comprehensive loss, net....................................    (10,422)        (8,221)
                                                                                ----------     ----------
    Total stockholders' equity.................................................    174,403        122,874
                                                                                ----------     ----------
    Total liabilities and stockholders' equity................................. $  315,158     $  263,900
                                                                                ==========     ==========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       2


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                       Three Months Ended         Nine Months Ended
                                                            June 30,                  June 30,
                                                      --------------------      --------------------
                                                        2004        2003          2004        2003
                                                      --------    --------      --------    --------
Revenues:
  Software license fees.............................. $ 37,549    $ 40,717      $121,162    $110,214
  Maintenance fees...................................   23,087      20,675        66,770      58,740
  Services...........................................   11,896      12,382        35,144      36,559
                                                      --------    --------      --------    --------
    Total revenues...................................   72,532      73,774       223,076     205,513

Expenses:
  Cost of software license fees......................    6,280       6,339        19,108      18,567
  Cost of maintenance and services...................   13,390      15,082        43,108      45,583
  Research and development...........................    9,303       9,478        28,308      25,785
  Selling and marketing..............................   16,030      13,686        45,947      40,951
  General and administrative.........................   14,554      15,245        44,056      41,932
  Impairment of goodwill.............................        -       9,290             -       9,290
                                                      --------    --------      --------    --------
    Total expenses...................................    59,557     69,120       180,527     182,108
                                                      --------    --------      --------    --------
Operating income.....................................   12,975       4,654        42,549      23,405
                                                      --------    --------      --------    --------
Other income (expense):
  Interest income....................................      354         281         1,226         876
  Interest expense...................................     (284)       (682)       (1,196)     (2,425)
  Other, net.........................................      995         225         3,069        (835)
                                                      --------    --------      --------    --------
    Total other income (expense).....................    1,065        (176)        3,099      (2,384)
                                                      --------    --------      --------    --------
Income before income taxes...........................   14,040       4,478        45,648      21,021
Income tax (provision) benefit.......................    4,622      (6,331)       (8,969)    (15,809)

Net income (loss).................................... $ 18,662    $ (1,853)     $ 36,679    $  5,212
                                                      ========    ========      ========    ========


Earnings (loss) per share information:
  Weighted average shares outstanding:
    Basic...........................................    37,277      35,571        36,833      35,489
                                                      ========    ========      ========    ========

    Diluted.........................................    38,352      35,571        38,009      35,601
                                                      ========    ========      ========    ========

  Earnings (loss) per share:
    Basic...........................................  $   0.50    $  (0.05)     $   1.00    $   0.15
                                                      ========    ========      ========    ========

    Diluted.........................................  $   0.49    $  (0.05)     $   0.97    $   0.15
                                                      ========    ========      ========    ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       3


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)


                                                                                    Nine Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Cash flows from operating activities:
  Net income................................................................... $   36,679     $    5,212
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...............................................................      3,212          3,804
    Amortization...............................................................      1,839          3,151
    Loss on sale of marketable equity securities...............................        107             84
    Impairment of goodwill.....................................................          -          9,290
    Deferred income taxes......................................................     (4,135)         9,828
    Tqx benefit of stock options exercised.....................................      4,001            176
    Changes in operating assets and liabilities:
      Billed and accrued receivables, net......................................     (3,751)          (763)
      Other current and noncurrent assets......................................     (4,232)        (3,687)
      Accounts payable.........................................................     (1,078)           410
      Current income taxes.....................................................      1,551         (4,398)
      Deferred revenue.........................................................      7,433          4,391
      Other current and noncurrent liabilities.................................      3,028         (1,441)
                                                                                ----------     ----------
        Net cash provided by operating activities..............................     44,654         26,057
                                                                                ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment, net.....................................     (2,099)        (1,972)
  Purchases of software and distribution rights................................       (454)          (367)
  Proceeds from sales of marketable securities.................................      1,375            629
                                                                                ----------     ----------
        Net cash used in investing activities..................................     (1,178)        (1,710)
                                                                                ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock...............................        719            789
  Proceeds from sale and exercise of stock options.............................     12,231            318
  Payments on debt - financing agreements......................................    (13,092)       (14,725)
  Other........................................................................       (474)          (611)
                                                                                ----------     ----------
        Net cash used in financing activities..................................       (616)       (14,229)
                                                                                ----------     ----------
Effect of exchange rate fluctuations on cash...................................      2,013          2,881
                                                                                ----------     ----------
Net increase in cash and cash equivalents......................................     44,873         12,999
Cash and cash equivalents, beginning of period.................................    113,986         87,894
                                                                                ----------     ----------
Cash and cash equivalents, end of period....................................... $  158,859     $  100,893
                                                                                ==========     ==========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       4

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

Condensed Consolidated Financial Statements

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at June 30, 2004, and for the three and nine months ended June 30, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except as otherwise discussed herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to the current period presentation.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three and nine months ended June 30, 2004, are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2004.

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

     Certain of the Company's software arrangements include payment terms that are enforceable only upon the passage of time or customer acceptance. For software license arrangements in which the Company's ability to enforce payment terms depends on customer acceptance provisions, software license fee revenue is recognized upon the earlier of the point at which (1) the customer accepts the software products or (2) the acceptance provisions lapse. Revenues from less-established products are typically recognized upon acceptance or first production use by the customer due to uncertainties surrounding customer acceptance of the product.

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

     Services. The Company provides various professional services to customers, primarily project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally recognized as the related services are performed. For those arrangements in which services revenue is deferred and the Company determines that the costs of installation services are recoverable, such costs are capitalized and subsequently expensed in proportion to the services revenue as it is recognized.

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

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three and nine months ended June 30, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share amounts):

                                                           Three Months Ended        Nine Months Ended
                                                                June 30,                 June 30,
                                                          --------------------     --------------------
                                                            2004        2003         2004        2003
                                                          --------    --------     --------    --------
Net income:
  As reported............................................ $ 18,662    $ (1,853)    $ 36,679    $  5,212
  Deduct: stock-based employee compensation
    expense determined under the fair value based
    method for all awards, net of related tax effects....     (648)     (1,427)      (1,860)     (4,455)
  Add: stock-based employee compensation expense
    recorded under intrinsic value based method,
    net of related tax effects...........................       19           -           71           -
                                                          --------    --------     --------    --------
  Pro forma.............................................. $ 18,033    $ (3,280)    $ 34,890    $    757
                                                          ========    ========     ========    ========

Earnings per share:
  Basic, as reported..................................... $   0.50    $  (0.05)    $   1.00    $   0.15
                                                          ========    ========     ========    ========

  Basic, pro forma....................................... $   0.48    $  (0.09)    $   0.95    $   0.02
                                                          ========    ========     ========    ========



  Diluted, as reported................................... $   0.49    $  (0.05)    $   0.97    $   0.15
                                                          ========    ========     ========    ========

  Diluted, pro forma..................................... $   0.47    $  (0.09)    $   0.92    $   0.02
                                                          ========    ========     ========    ========

                                       7

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:


                                  Three Months Ended    Nine Months Ended
                                       June 30,              June 30,
                                  ------------------     -----------------
                                    2004       2003        2004      2003
                                  -------    -------     -------   -------
     Expected life................  3.4        6.0         3.8       6.0
     Interest rate................  3.4%       3.2%        2.9%      3.2%
     Volatility................... 93.3%      45.0%       87.8%     45.0%
     Dividend yield...............   -          -           -         -


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional future awards are anticipated.

2.  Goodwill and Software

     Changes to the carrying amount of goodwill during the nine months ended June 30, 2004 resulted primarily from foreign currency translation adjustments. The gross carrying amount and accumulated amortization of the Company's intangible assets that are subject to amortization at each balance sheet date, consisting only of software, are as follows (in thousands):


                                                       June 30,    Sept. 30,
                                                         2004         2003
                                                       --------    --------
  Internally-developed software....................... $ 15,852    $ 15,725
  Purchased software..................................   45,222      44,186
                                                       --------    --------
                                                         61,074      59,911
  Less: accumulated amortization......................  (59,688)    (57,592)
                                                       --------    --------
  Software, net....................................... $  1,386    $  2,319
                                                       ========    ========


     Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and nine months ended June 30, 2004 was $0.4 million and $1.3 million, respectively. Based on capitalized software at June 30, 2004, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2004 and in succeeding fiscal years is as follows (in thousands):

     2004........................................................... $ 462
     2005...........................................................   522
     2006...........................................................   266
     2007...........................................................   116
     Thereafter.....................................................    20

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2003 (in thousands):


                                                                      Lease
                                                                   Obligations
                                                                  --------------
     Balance, September 30, 2003..................................    $  681
     Amounts paid year-to-date during fiscal 2004.................      (127)
                                                                      ------
     Balance, June 30, 2004.......................................    $  554
                                                                      ======

                                       8

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

     During fiscal 2003, the Company reduced the size of certain product development organizations, resulting in severance-related restructuring charges. The following table shows activity related to these exit activities since September 30, 2003 (in thousands):

                                                                  Termination
                                                                    Benefits
                                                                  -----------
     Balance, September 30, 2003.................................  $  1,771
     Amounts paid year-to-date during fiscal 2004................    (1,612)
     Adjustments to previously-recognized liabilities............      (159)
                                                                   --------
     Balance, June 30, 2004......................................  $      -
                                                                   ========


4.  Common Stock and Earnings Per Share

     Options to purchase shares of Class A Common Stock ("Common Stock") at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. ("MDL") as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into Common Stock are included in Common Stock for presentation purposes on the June 30, 2004 and September 30, 2003 consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three and nine months ended June 30, 2004 and 2003. Included in Common Stock are 3,668 and 6,248 MDL options, respectively, as of June 30, 2004 and September 30, 2003.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The difference between the basic and diluted EPS denominators for the three months ended June 30, 2004, which amounted to approximately 1,075,000 shares, and for the nine months ended June 30, 2004 and 2003, which amounted to approximately 1,176,000 and 112,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. For the three months ended June 30, 2003, basic and diluted EPS are the same, as any outstanding dilutive securities were antidilutive due to the net loss. Antidilutive shares of 654,000 were excluded from the computations of diluted EPS for the three months ended June 30, 2004, and antidilutive shares of 754,000 and 5,065,000 were excluded from the computations of diluted EPS for the nine months ended June 30, 2004 and 2003, respectively, because the exercise prices of the corresponding stock options were greater than the average market price of the Company's common shares. If the Company had net income for the three months ended June 30, 2003, antidilutive shares from outstanding stock options of 4,916,000 would have been excluded from the computation of diluted EPS because the exercise prices of the corresponding stock options were greater than the average market price of the Company's common shares.

5.  Comprehensive Income/Loss

     The Company's components of other comprehensive income/loss were as follows (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                                June 30,                  June 30,
                                                          --------------------      --------------------
                                                            2004        2003          2004        2003
                                                          --------    --------      --------    --------
Net income (loss)........................................ $ 18,662    $ (1,853)     $ 36,679    $  5,212
Other comprehensive income (loss):
  Foreign currency translation adjustments...............     (662)       (718)       (2,385)     (1,249)
  Change in unrealized investment holding loss:
    Unrealized holding gain (loss) arising during the
      period.............................................        -        (266)           77       (321)
    Reclassification for (gain) loss included in net
      income (loss)......................................        -         (31)          107         84
                                                          --------    --------      --------    --------
Comprehensive income (loss).............................. $ 18,000    $ (2,868)     $ 34,478    $  3,726
                                                          ========    ========      ========    ========


     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

                                                                Foreign     Unrealized    Accumulated
                                                               Currency     Investment      Other
                                                              Translation     Holding    Comprehensive
                                                              Adjustments      Loss      Income (Loss)
                                                              -----------   ----------   -------------
Balance, September 30, 2003..................................  $ (8,020)     $   (201)     $  (8,221)
Fiscal 2004 year-to-date activity............................    (2,385)           77         (2,308)
Reclassification adjustment for loss included in
   net income................................................         -           107            107
                                                               --------      --------      ---------
Balance, June 30, 2004.......................................  $(10,405)     $    (17)     $ (10,422)
                                                               ========      ========      =========


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

     The Company's chief operating decision makers, together with other senior management personnel, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa and Asia/Pacific. Each distribution network has its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. No single customer accounted for more than 10% of the Company's consolidated revenues during the three or nine months ended June 30, 2004 or 2003.

     The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                   Three Months Ended           Nine Months Ended
                                                         June 30,                    June 30,
                                                 ----------------------      ----------------------
                                                    2004         2003           2004         2003
                                                 ---------    ---------      ---------    ---------
Revenues:
  ACI Worldwide................................. $  55,365    $  56,358      $ 170,956    $ 150,629
  Insession Technologies........................     9,382        8,600         28,348       24,428
  IntraNet......................................     7,785        8,816         23,772       30,456
                                                 ---------    ---------      ---------    ---------
                                                 $  72,532    $  73,774      $ 223,076    $ 205,513
                                                 =========    =========      =========    =========

Operating income:
  ACI Worldwide................................. $   9,019    $   1,960      $  30,259    $  12,220
  Insession Technologies........................     2,205        1,907          7,449        5,135
  IntraNet......................................     1,751          787          4,841        6,050
                                                 ---------    ---------      ---------    ---------
                                                 $  12,975    $   4,654      $  42,549    $  23,405
                                                 =========    =========      =========    =========


7.  Income Taxes

     It is the Company's policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

     During the third quarter of fiscal 2004, the Company completed a tax reorganization of its MessagingDirect Ltd. subsidiary and its related entities (collectively referred to as "MDL") and elected to treat certain foreign operations as branches of the U.S. parent company, which resulted in the recognition of a $12.0 million tax benefit. This tax benefit arises from the excess of tax basis over the book carrying value of these foreign assets following the tax election. The Company recorded a deferred tax asset in the same amount, which is included in the June 30, 2004 consolidated balance sheet and is expected to be recovered over the next 11 1/2 years. Offsetting this tax benefit were other tax expense adjustments totaling $1.4 million that were recorded during the third quarter of fiscal 2004, including a $1.1 million adjustment to the Company's deferred tax assets related to a change in the effective state tax rates.

     The effective tax rate for the third quarter of fiscal 2004 was a benefit of approximately 32.9% as compared to expense of 141.4% for the same period of fiscal 2003. The effective tax rate for the first nine months of fiscal 2004 was approximately 19.6% as compared to 75.2% for the same period of fiscal 2003. The differences between the statutory federal income tax rate and the effective tax rates per the consolidated statements of operations are summarized as follows:

                                                                 Three Months Ended       Nine Months Ended
                                                                       June 30,                June 30,
                                                                 -------------------     -------------------
                                                                   2004       2003         2004       2003
                                                                 --------   --------     --------   --------
Federal tax rate.................................................  35.0 %     35.0 %       35.0 %     35.0 %
MDL restructuring................................................ (85.8)        -         (26.4)        -
State tax adjustment.............................................   7.8         -           2.4         -
Impairment of goodwill...........................................    -        95.4           -        20.3
Foreign taxes deducted on U.S. return, net of federal benefit....    -         9.1           -         9.1
Increase in valuation allowance..................................   3.4       11.5          3.4       11.5
Other............................................................   6.7       (9.6)         5.2       (0.7)
                                                                  -------   --------     --------   --------
  Effective income tax expense (benefit) rate.................... (32.9)%    141.4 %       19.6 %     75.2 %
                                                                  =======   ========     ========   ========

                                       11

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

     Merger and acquisition ("M&A") activity in the financial services industry has increased over past years and is expected to remain at higher than usual levels for some time. It is difficult to determine whether increased levels of M&A activity will have an overall positive or negative effect on the Company's future operating results. There are potential negative effects of increased M&A activity. For example, if non-customers acquire customers of the Company and in turn decide to forego future use of the Company's products, the Company's revenue would decline. Conversely, the Company could benefit if the acquisition of non-customers by customers leads to additional sales, software upgrades and/or capacity increases. The expected continuing consolidation of financial institutions may result in a fewer number of potential customers for the Company's products and services. At this time, however, the Company cannot determine the net effect of M&A activity on its future operating results.

     Several factors related to the Company's business may have a significant impact on its operating results from quarter to quarter. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as the maturity of the product sold, the creditworthiness of the customer, and timing of delivery or acceptance of the Company's products can cause sales generated in one period to be deferred and recognized as revenue in later periods. In addition, while the Company's revenue contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the U.S. Fluctuations in currency exchange rates in a given period may result in the Company's recognition of non-recurring gain or loss for that period. The Company is engaged in an ongoing evaluation of its tax position and implementation of strategies designed to reduce its effective tax rate. The Company's degree of success in this regard, and the acceptance by taxing authorities of the Company's tax positions, could cause its effective tax rate, and its results of operations, to fluctuate from period to period.

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

                                                   Three Months Ended           Nine Months Ended
                                                         June 30,                    June 30,
                                                 ----------------------      ----------------------
                                                    2004         2003           2004         2003
                                                 ---------    ---------      ---------    ---------
Revenues:
  ACI Worldwide................................. $  55,365    $  56,358      $ 170,956    $ 150,629
  Insession Technologies........................     9,382        8,600         28,348       24,428
  IntraNet......................................     7,785        8,816         23,772       30,456
                                                 ---------    ---------      ---------    ---------
                                                 $  72,532    $  73,774      $ 223,076    $ 205,513
                                                 =========    =========      =========    =========

Operating income:
  ACI Worldwide................................. $   9,019    $   1,960      $  30,259    $  12,220
  Insession Technologies........................     2,205        1,907          7,449        5,135
  IntraNet......................................     1,751          787          4,841        6,050
                                                 ---------    ---------      ---------    ---------
                                                 $  12,975    $   4,654      $  42,549    $  23,405
                                                 =========    =========      =========    =========


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

     The following table sets forth the Company's recurring and non-recurring backlog, by business unit, as of June 30, 2004 (in thousands):

                                                          Non-
                                          Recurring    Recurring      Total
                                          ---------    ---------    ---------
   ACI Worldwide......................... $ 138,004    $  46,608    $ 184,612
   Insession Technologies................    21,553        6,780       28,333
   IntraNet, Inc.........................    14,016        5,848       19,864
                                          ---------    ---------    ---------
                                          $ 173,573    $  59,236    $ 232,809
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

     In recent years, the Company's sales focus has shifted from its mature products to its newer BASE24-es product, its Payments Management products and other less-established (collectively referred to as "newer") products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product. For those arrangements in which services revenue is being deferred and the Company determines that the costs of installation services are recoverable, such costs are capitalized and subsequently expensed proportionately with the services revenue as it is recognized. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets the specific revenue recognition criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow the Company to recognize revenues from sales of the product upon delivery of the product, resulting in earlier recognition of revenues from sales of that product, provided all other revenue recognition criteria have been met.

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

     To the extent recovery of deferred tax assets is not likely based on estimations of future taxable income in each jurisdiction, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company was able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):


                                     Three Months Ended June 30,              Nine Months Ended June 30,
                                -------------------------------------    -------------------------------------
                                      2004                2003                 2004                2003
                                -----------------   -----------------    -----------------   -----------------
                                           % of                % of                 % of                % of
                                 Amount   Revenue    Amount   Revenue     Amount   Revenue    Amount   Revenue
                                --------  -------   --------  -------    --------  -------   --------  -------
Revenues:
  Initial license fees (ILFs).. $ 17,372    24.0 %  $ 18,902    25.6 %   $ 57,761    25.9 %  $ 46,383    22.6 %
  Monthly license fees (MLFs)..   20,177    27.8      21,815    29.6       63,401    28.4      63,831    31.0
                                --------  -------   --------  -------    --------  -------   --------  -------
  Software license fees........   37,549    51.8      40,717    55.2      121,162    54.3     110,214    53.6
  Maintenance fees.............   23,087    31.8      20,675    28.0       66,770    29.9      58,740    28.6
  Services.....................   11,896    16.4      12,382    16.8       35,144    15.8      36,559    17.8
                                --------  -------   --------  -------    --------  -------   --------  -------
    Total revenues.............   72,532   100.0      73,774   100.0      223,076   100.0     205,513   100.0
                                --------  -------   --------  -------    --------  -------   --------  -------
Expenses:
  Cost of software license
    fees.......................    6,280     8.6       6,339     8.6       19,108     8.6      18,567     9.0
  Cost of maintenance and
    services...................   13,390    18.5      15,082    20.4       43,108    19.3      45,583    22.2
  Research and development.....    9,303    12.8       9,478    12.8       28,308    12.7      25,785    12.6
  Selling and marketing........   16,030    22.1      13,686    18.6       45,947    20.6      40,951    19.9
  General and administrative...   14,554    20.1      15,245    20.7       44,056    19.7      41,932    20.4
  Impairment of goodwill.......        -       -       9,290    12.6            -       -       9,290     4.5
                                --------  -------   --------  -------    --------  -------   --------  -------
    Total expenses.............   59,557    82.1      69,120    93.7      180,527    80.9     182,108    88.6
                                --------  -------   --------  -------    --------  -------   --------  -------
Operating income...............   12,975    17.9       4,654     6.3       42,549    19.1      23,405    11.4
                                --------  -------   --------  -------    --------  -------   --------  -------
Other income (expense):
  Interest income..............      354     0.5         281     0.4        1,226     0.5         876     0.4
  Interest expense.............     (284)   (0.4)       (682)   (0.9)      (1,196)   (0.5)     (2,425)   (1.2)
  Other, net...................      995     1.4         225     0.3        3,069     1.4        (835)   (0.4)
                                --------  -------   --------  -------    --------  -------   --------  -------
    Total other income             1,065     1.5        (176)   (0.2)       3,099     1.4      (2,384)   (1.2)
      (expense)................
                                --------  -------   --------  -------    --------  -------   --------  -------
Income before income taxes.....   14,040    19.4       4,478     6.1       45,648    20.5      21,021    10.2
Income tax (provision) benefit.    4,622     6.3      (6,331)   (8.6)      (8,969)   (4.1)    (15,809)   (7.7)
                                --------  -------   --------  -------    --------  -------   --------  -------
Net income (loss).............. $ 18,662    25.7 %  $ (1,853)   (2.5)%   $ 36,679    16.4 %  $  5,212     2.5 %
                                ========  =======   ========  =======    ========  =======   ========  =======


     Revenues. Total revenues for the third quarter of fiscal 2004 decreased $1.2 million, or 1.7%, as compared to the same period of fiscal 2003. Total revenues for the first nine months of fiscal 2004 increased $17.6 million, or 8.5%, as compared to the same period of fiscal 2003. The three-month decrease is the net result of a $3.2 million, or 7.8%, decrease in software license fee revenues, a $2.4 million, or 11.7%, increase in maintenance fee revenues, and a $0.5 million, or 3.9%, decrease in services revenues. The nine-month increase is the net result of a $10.9 million, or 9.9%, increase in software license fee revenues and a $8.0 million, or 13.7%, increase in maintenance fee revenues, and a $1.4 million, or 3.9%, decrease in services revenues.

     For the third quarter of fiscal 2004, as compared to the same period of fiscal 2003, ACI Worldwide's software license fee revenues decreased by $3.1 million, primarily due to the number and size of transaction volume upgrades, primarily in the EMEA region, during the third quarter of fiscal 2003 as compared to the same period of fiscal 2004. For the first nine months of fiscal 2004, as compared to the same period of fiscal 2003, ACI Worldwide's software license fee revenues increased by $13.3 million, a substantial portion of which was due to a significant license renewal in the EMEA region during the first quarter of fiscal 2004, a large capacity upgrade and term extension by a customer in the Americas during the second quarter of fiscal 2004, increased revenues from the Company's BASE24 and fraud detection products, and a number of other large system and capacity increases during the first six months of fiscal 2004. Insession Technologies' software license fee revenues were $0.7 million higher for the third quarter of fiscal 2004 than for the same period of fiscal 2003 primarily due to increased activity related to its data connectivity and web-based communication products. Insession Technologies' software license fee revenues were $2.7 million higher for the first nine months of fiscal 2004 than for same period of fiscal 2003 due to increased activity related to its data connectivity and web-based communication products, as well as its data center management enhancement products. For the third quarter of fiscal 2004, as compared to the same period of fiscal 2003, IntraNet's software license fee revenues decreased by $0.7 million. For the first nine months of fiscal 2004, as compared to the same period of fiscal
2003, IntraNet's software license fee revenues decreased by $5.1 million, primarily due to the completion of the final phase of an automated clearing house ("ACH") processing project with a large European bank during the second quarter of fiscal 2003, which allowed the Company to recognize approximately $3.6 million in revenues. Also, as IntraNet's customers complete their migration from the Digital VAX-based Money Transfer System ("MTS") product to the RS6000-based MTS product, corresponding revenues associated with the migration process have declined, which explains the remaining reduction in IntraNet's software license fee revenues for the first nine months of fiscal 2004 as compared to the same period of fiscal 2003.

     The increases in maintenance fee revenues for the third quarter and first nine months of fiscal 2004, as compared to the same periods of fiscal 2003, were primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies business units in the Americas and EMEA.

     The decrease in services revenues for the third quarter and first nine months of fiscal 2004, as compared to the same period of fiscal 2003, resulted primarily from a decrease in IntraNet services revenues. Since the majority of IntraNet's MTS customers have successfully completed their migration from the Digital VAX-based MTS product to the RS6000-based MTS product, corresponding services revenues associated with the migration process have declined.

     Expenses. Total operating expenses for the third quarter of fiscal 2004 decreased $9.6 million, or 13.8%, as compared to the same period of fiscal 2003. Total operating expenses for the first nine months of fiscal 2004 decreased $1.6 million, or 0.9%, as compared to the same period of fiscal 2003. Operating expenses for the third quarter and first nine months of fiscal 2003 included a goodwill impairment charge of $9.3 million. The effect of changes in foreign currency exchange rates was to increase overall expenses by approximately $2.2 million and $7.2 million for the third quarter and first nine months of fiscal 2004, respectively, as compared to the same periods of fiscal 2003.

     Cost of software license fees for the third quarter of fiscal 2004 decreased $0.1 million, or 0.9%, as compared to the same period of fiscal 2003. Cost of software license fees for the first nine months of fiscal 2004 increased $0.5 million, or 2.9%, as compared to the same period of fiscal 2003. The comparative nine-month increase in cost of software license fees was due primarily to increased commissions paid to distributors of the Company's products along with higher product royalty fees paid on sales of third-party products during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, offset in part by a reduction in salaries resulting from the shift of certain personnel to research and development ("R&D") activities in the latter part of fiscal 2003.

     Cost of maintenance and services for the third quarter of fiscal 2004 decreased $1.7 million, or 11.2%, as compared to the same period of fiscal 2003. Cost of maintenance and services for the first nine months of fiscal 2004 decreased $2.5 million, or 5.4%, as compared to the same period of fiscal 2003. These comparative cost decreases were primarily due to a reduction in compensation-related expenses resulting from a shift of certain personnel to installation services associated with increasing sales of less-established products such as the Company's newer BASE24-es product, in which revenue is being deferred until acceptance or first production use and the associated costs are capitalized and subsequently expensed when the related services revenue recognition occurs, and the shift of certain personnel to R&D activities in the latter part of fiscal 2003, offset in part by an increase in costs to perform maintenance and services activities corresponding to an increase in the related combined revenues.

     R&D costs for the third quarter of fiscal 2004 decreased $0.2 million, or 1.8%, as compared to the same period of fiscal 2003. Enhancements to the RS6000-based MTS product, specifically related to European functionality, resulted in higher R&D costs within the IntraNet business unit during the third quarter of fiscal 2003 as compared to the same period of fiscal 2004. Offsetting this were higher R&D costs in fiscal 2004 due to the shift of certain personnel from other areas of the Company to R&D activities in the latter part of fiscal 2003. R&D costs for the first nine months of fiscal 2004 increased $2.5 million, or 9.8%, as compared to the same period of fiscal 2003. The comparative nine-month increase in R&D costs was primarily due to the shift of certain personnel from other areas of the Company to R&D activities in the latter part of fiscal 2003.

     Selling and marketing costs for the third quarter of fiscal 2004 increased $2.3 million, or 17.1%, as compared to the same period of fiscal 2003. Selling and marketing costs for the first nine months of fiscal 2004 increased $5.0 million, or 12.2%, as compared to the same period of fiscal 2003. The large increase in selling and marketing costs reflects increased sales commissions caused primarily by higher sales volumes in the ACI Worldwide business unit during the second and third quarters of fiscal 2004 as compared to the same periods of fiscal 2003.

     General and administrative costs for the third quarter of fiscal 2004 decreased $0.7 million, or 4.5%, as compared to the same period of fiscal 2003. General and administrative costs for the first nine months of fiscal 2004 increased $2.1 million, or 5.1%, as compared to the same period of fiscal 2003. The comparative nine-month increase in general and administrative costs is primarily due to increased professional fees for legal, tax and other services, as well as increased insurance costs for director and officer liability insurance.

     Other Income and Expense. Interest expense for the third quarter of fiscal 2004 decreased $0.4 million, or 58.4%, as compared to the same period of fiscal 2003. Interest expense for the first nine months of fiscal 2004 decreased $1.2 million, or 50.7%, as compared to the same period of fiscal 2003. The decrease in interest expense is attributable to the reduction in debt from financing agreements (balance at June 30, 2004 of $11.8 million as compared to $29.2 million at June 30, 2003).

     Other income for the third quarter of fiscal 2004 increased $0.8 million as compared to the same period of fiscal 2003 due to increased foreign currency gains realized. Other income for the first nine months of fiscal 2004 was $3.1 million as compared to other expense for the same period of fiscal 2003 of $0.8 million. This nine-month variance is primarily due to foreign currency gains and losses, with the Company realizing $3.3 million in gains during the first nine months of fiscal 2004 as compared to $0.5 million in losses during the same period of fiscal 2003.

     Income Taxes. It is the Company's policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

     In fiscal 2003, the Company undertook an extensive review of its overall tax position. Certain tax-saving strategies implemented during the latter part of fiscal 2003 have resulted in lower effective tax rates for the third quarter and first nine months of fiscal 2004 as compared to the same periods of fiscal 2003. Additionally, during the third quarter of fiscal 2004, the Company completed a tax reorganization of its MessagingDirect Ltd. subsidiary and its related entities (collectively referred to as "MDL") and elected to treat certain foreign operations as branches of the U.S. parent company, which resulted in the recognition of a $12.0 million tax benefit. This tax benefit arises from the excess of tax basis over the book carrying value of these foreign assets following the tax election. The Company recorded a deferred tax asset in the same amount, which is included in the June 30, 2004 consolidated balance sheet. The Company estimates the annual cash savings resulting from the MDL restructuring to be approximately $1.0 million over the next 11 1/2 years. Since the entire $12.0 million tax benefit was recognized during the third quarter of fiscal 2004, the tax savings will not further affect the Company's results of operations over future periods. Offsetting this tax benefit were other tax expense adjustments totaling $1.4 million that were recorded during the third quarter of fiscal 2004, including a $1.1 million adjustment to the Company's deferred tax assets related to a change in the effective state tax rates. On an ongoing basis, the state tax adjustment should result in a reduction of state tax expenses.

     The effective tax rate for the third quarter of fiscal 2004 was a benefit of approximately 32.9% as compared to expense of 141.4% for the same period of fiscal 2003. The effective tax rate for the first nine months of fiscal 2004 was approximately 19.6% as compared to 75.2% for the same period of fiscal 2003. The differences between the statutory federal income tax rate and the effective tax rates per the consolidated statements of operations are summarized as follows:

                                                                 Three Months Ended       Nine Months Ended
                                                                       June 30,                June 30,
                                                                 -------------------     -------------------
                                                                   2004       2003         2004       2003
                                                                 --------   --------     --------   --------
Federal tax rate.................................................  35.0 %     35.0 %       35.0 %     35.0 %
MDL restructuring................................................ (85.8)        -         (26.4)        -
State tax adjustment.............................................   7.8         -           2.4         -
Impairment of goodwill...........................................    -        95.4           -        20.3
Foreign taxes deducted on U.S. return, net of federal benefit....    -         9.1           -         9.1
Increase in valuation allowance..................................   3.4       11.5          3.4       11.5
Other............................................................   6.7       (9.6)         5.2       (0.7)
                                                                  -------   --------     --------   --------
  Effective income tax expense (benefit) rate.................... (32.9)%    141.4 %       19.6 %     75.2 %
                                                                  =======   ========     ========   ========


     Improvements in the effective tax rates for the third quarter and first nine months of fiscal 2004, as compared to the same periods during fiscal 2003, after excluding the impact of the $10.6 million net benefit (discussed above) during the third quarter and first nine months of fiscal 2004 and the impact of the non-deductible goodwill impairment charge during the third quarter and first nine months of fiscal 2003, resulted primarily from a reduction in state tax expense, implementation of a new transfer pricing policy and expected utilization of foreign tax credits. The Company continually reviews options that could further reduce its effective tax rate. However, there can be no assurance that the Company will be able to further reduce its effective tax rate, and even if the Company is successful in reducing the rate, there can be no assurance of the timing and amount of any such reduction.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of June 30, 2004, the Company had deferred tax assets of $24.3 million (net of a $52.7 million valuation allowance). The Company's valuation allowance primarily relates to foreign net operating loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards could expire unused due to the Company's historical or projected losses in certain of its foreign subsidiaries. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

     As of June 30, 2004, the Company's principal sources of liquidity consisted of $158.9 million in cash and cash equivalents.

     The Company's net cash flows provided by operating activities for the first nine months of fiscal 2004 amounted to $44.7 million as compared to $26.1 million during the same period of fiscal 2003. The increase in operating cash flows resulted primarily from increased net income, including adjustments for non-cash items. The largest changes in operating assets and liabilities related to billed and accrued receivables, deferred revenue, current income taxes and deferred income taxes.

     The Company's net cash flows used in investing activities totaled $1.2 million for the first nine months of fiscal 2004 as compared to $1.7 million during the same period of fiscal 2003. During the first nine months of fiscal 2004, the Company purchased software, property and equipment of $2.6 million as compared to $2.3 million for the same period of fiscal 2003. During the first nine months of fiscal 2004, the Company received proceeds from sales of marketable securities of $1.4 million as compared to $0.6 million for the same period of fiscal 2003.

     The Company's net cash flows used in financing activities totaled $0.6 million for the first nine months of fiscal 2004 as compared to $14.2 million during the same period of fiscal 2003. During the first nine months of fiscal 2004 and 2003, payments made to third-party financial institutions to repay factoring debts were $13.1 million and $14.7 million, respectively. During the first nine months of fiscal 2004, however, the Company received $12.2 million from the exercise of stock options as compared to $0.3 million for the same period of fiscal 2003.

     The Company's net cash flows resulting from exchange rate fluctuations for the first nine months of fiscal 2004 amounted to $2.0 million as compared to $2.9 million during the same period of fiscal 2003.

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

o The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and other tax liabilities. In addition, the Company has implemented tax-saving strategies, including those that resulted in a net benefit this quarter. The Company believes that implemented tax-saving strategies comply with applicable tax law. However, taxing authorities could disagree with the Company's positions. If the taxing authorities are successful in challenging any of the Company's tax positions, the Company's financial condition and results of operations could be adversely affected.

         The Company's tax positions in its amended income tax returns filed for its 1999 through 2002 tax years are the subject of an ongoing examination by the Internal Revenue Service ("IRS"). The Company believes that its tax positions comply with applicable tax law. This examination may result in the IRS issuing proposed assessments that could adversely affect the Company's financial condition and results of operations.

         Two of the Company's foreign subsidiaries are the subject of a tax examination by the local taxing authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company's tax positions. The Company believes its tax positions comply with applicable tax law and it intends to defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company's financial condition and results of operations.

o        No assurance can be given that operating results will not vary.
         Fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector and changing market conditions in the software industry. The Company's stock price may also become volatile, in part, due to developments in the various lawsuits filed against the Company relating to its restatement of prior consolidated financial results.

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

o To protect its proprietary rights, the Company relies on a combination of contractual provisions, including customer licenses that restrict use of the Company's products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, the Company may not be able to adequately protect its proprietary rights, or the Company's competitors may independently develop similar technology, duplicate products or design around any rights the Company believes to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability of the Company to protect its proprietary rights could materially adversely affect the Company.

o There has been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company anticipates that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that the Company's present and future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays or require the Company to enter into royalty or licensing agreements. A successful claim by a third party of intellectual property infringement by the Company could compel the Company to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could adversely affect the Company's business.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the nine months ended June 30, 2004. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country's local currency, principally in the United Kingdom, Australia and Canada. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

Item 4.  CONTROLS AND PROCEDURES

     As noted in the Company's Form 10-K for the fiscal year ended September 30, 2003, management and KPMG have advised the Company's Audit Committee that during the course of the fiscal 2003 audit of the Company's financial statements, they noted deficiencies in internal controls related to timely reconciliation of intercompany accounts and revenue recognition procedures pertaining to documentation of software delivery, as well as evaluation and documentation of customer creditworthiness. Deficiencies were also noted related to revenue recognition on a percentage-of-completion basis at one of the Company's subsidiaries. Improvements in the Company's internal controls over financial reporting related to the noted deficiencies have been implemented during the first nine months of fiscal 2004, and corrective actions have been initiated to address any deficiencies outstanding at June 30, 2004.

     KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also indicate deficiencies in the Company's disclosure controls. The Company has established substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in its consolidated financial statements. Based upon an evaluation as of June 30, 2004 of the Company's disclosure controls and procedures, including these additional procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

     In connection with the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has commenced documentation and evaluation of its internal controls over financial reporting and has retained consultants to assist in this process. The Company will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.


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

(b) Reports on Form 8-K:

     The Company had previously announced that on August 8, 2003, it was informed that the Securities and Exchange Commission's Enforcement Division had issued a formal order of private investigation in connection with the Company's restatement of its prior consolidated financial statements. On April 14, 2004, the Company filed a current report on Form 8-K indicating that a press release was issued announcing its receipt of a letter from the Securities and Exchange Commission indicating that it had terminated its investigation and that no enforcement action was recommended. A copy of the press release issued on April 14, 2004 was attached thereto.

     On April 28, 2004, the Company filed a current report on Form 8-K announcing that on April 27, 2004, the Company issued a press release announcing its financial results for the quarterly period ending March 31, 2004. A copy of the press release was attached thereto.

     On May 3, 2004, the Company filed a current report on Form 8-K announcing that on April 27, 2004, the Company held a teleconference and web cast discussing its financial performance for the quarterly period ending March 31, 2004. A transcript of the teleconference/web cast was attached thereto.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                        (Registrant)

Date: August 10, 2004                   By:        /s/ DAVID R. BANKHEAD
                                           -------------------------------------
                                                     David R. Bankhead
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                               (principal financial officer)