Form 10-K
period 2004-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2004-12-14
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Yes ☑    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the Class A Common Stock on that date of $23.14, was $768,927,876. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Class A Common Stock of the registrant are deemed to be affiliates of the registrant.

As of November 30, 2004, there were 37,840,910 shares of the registrant’s Class A Common Stock outstanding (including 2,212 options to purchase shares of the registrant’s Class A Common Stock at an exercise price of one cent per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 2005 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “the Company believes,” “the Company anticipates,” “the Company expects,” “the Company plans,” “the Company will,” “the Company is well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company’s actual future results may vary materially from the results expressed or implied in the Company’s forward-looking statements. The cautionary statements in this report expressly qualify all of the Company’s forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 7 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.”

Trademarks and Service Marks

ACI, the ACI logo, Insession, IntraNet, the IntraNet logo, BASE24, WorkPoint, ENGUARD, PaymentWare, and Co-ACH, among others, are registered trademarks and/or registered service marks of Transaction Systems Architects, Inc., or one of its subsidiaries, in the United States and/or other countries. BASE24-es, WINPAY24, NET24, e-Courier, Commerce Gateway, Smart Chip Manager, Proactive Risk Manager, PRM, ICE, WebGate, SafeTGate, DataWise, Money Transfer System, and MTS, among others, have pending registrations or are common-law trademarks and/or service marks of Transaction Systems Architects, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks are the property of their respective owners.

PART I

Item 1.   BUSINESS

General

Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “TSA” or the “Company”) develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments (“e-payments”). In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets. Most of the Company’s products are sold and supported through distribution networks covering three geographic regions — the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks.

The e-payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers, including financial institutions, retailers and e-payment processors, and transaction generators, including automated teller machine (“ATM”) networks, retail merchant locations and Internet commerce sites. The routing, authorization, control and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of debit and credit card issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, seven days a week.

The Company was formed as a Delaware corporation in November 1993 under the name ACI Holding, Inc. and is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which the Company acquired from Tandem Computers Incorporated on December 31, 1993.

Segment Information

The Company has three operating segments which are referred to throughout this annual report on Form 10-K as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. Each business unit has its own global sales and support organization. See Note 10 to the consolidated financial statements for additional information relating to the Company’s business units.

ACI Worldwide Business Unit

Products in this business unit represent the Company’s largest product line and include its most mature and well-established applications. Products and services in the ACI Worldwide business unit generated approximately 76%, 74% and 74% of the Company’s fiscal 2004, 2003 and 2002 revenues, respectively. During fiscal 2004, 2003 and 2002, approximately 68%, 66% and 69%, respectively, of ACI Worldwide revenues resulted from international operations.

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

The BASE24 product line operates on Hewlett-Packard (“HP”) NonStop servers. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop technology are important characteristics in high volume, 24-hour per day e-payment systems.

•  BASE24-es. BASE24-es is an integrated e-payments processing engine that provides application software to acquire, authenticate, route, switch and authorize transactions, regardless of the channel in which they originate. Customers can use BASE24-es to process transactions from any endpoint, including Internet shopping networks, mobile phones, Web ATMs and home banking systems. The software can also be used to upgrade legacy ATM and POS systems, adding support for new features such as smart card programs and electronic check processing. BASE24-es, which operates on International Business Machines (“IBM”) zSeries, IBM pSeries, HP NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

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

Secure Commerce

•  e-Courier. e-Courier delivers documents, including bills, alerts, statements and other notifications via the Internet in a secure manner. Customers receive documents via e-mail or through multiple delivery channels. Documents are delivered directly to customers’ e-mail accounts, eliminating the need for retrieval from Web sites. Documents are authentic and private, delivered through built-in industry-standard encryption and digital signature capabilities.

•  Commerce Gateway. Commerce Gateway facilitates payments between existing traditional payments infrastructure and Internet and wireless/mobile channels. The solution extends traditional payment platforms by managing rapidly changing Internet payment and authentication technologies. It isolates exposure to public networks, such as the Internet, by providing industry standard solutions for Verified by Visa, and MasterCard SecureCode. Commerce Gateway is a solution designed to accommodate the rapidly evolving Internet secure payment environment for merchants, merchant acquirers and processors.

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

Payments Management

•  Proactive Risk Manager (“PRM”). PRM is a neural network-based fraud detection system designed to help card issuers, merchants, acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. PRM operates on IBM zSeries, HP NonStop, Sun Solaris and Microsoft Windows servers. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

•  Payments Management Solutions. Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing; card management and card statement products; merchant accounting applications; and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores e-payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on IBM zSeries, IBM pSeries, HP NonStop, Sun Solaris and Microsoft Windows servers.

The Company has shifted its sales focus within the ACI Worldwide business unit from more-established products to its newer BASE24-es product and its Payments Management solutions. As a result of this shift to newer products, the Company experiences, absent other factors, an increase in deferred revenues and a corresponding decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues under newer products are typically recognized upon acceptance, or first production use by the customer, due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product (assuming all other requirements for revenue recognition have been met).

During fiscal 2004, 2003 and 2002, approximately 59%, 61% and 60%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-es product, and providing related services and maintenance, and approximately 77%, 82% and 81%, respectively, of ACI Worldwide revenues were derived from licensing the BASE24 product line and providing related services and maintenance.

Insession Technologies Business Unit

Products and services in the Insession Technologies business unit generated approximately 13%, 12% and 12% of the Company’s fiscal 2004, 2003 and 2002 revenues, respectively. During fiscal 2004, 2003 and 2002, approximately 38%, 32% and 35%, respectively, of Insession Technologies revenues resulted from international operations. A significant portion of the Insession Technologies business involves the distribution of third-party products in exchange for sales agency fees.

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

The Insession Technologies business unit markets and supports a suite of infrastructure software products that facilitate communication, data movement, transaction processing, systems monitoring and business process automation across incompatible computing systems that include mainframes, distributed computing networks and the Internet. The primary Company-owned software products within this business unit are ICE, WebGate, SafeTGate, WorkPoint, ENGUARD and DataWise. The primary third-party products distributed within this business unit are GoldenGate, VersaTest, SQLMagic and OpenNET/AO. ICE is a set of networking software products that allow applications running on the HP NonStop server to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. WebGate is a product suite that allows HP NonStop servers to communicate with applications using web-based technology. SafeTGate is a family of security solutions that work in conjunction with ICE and WebGate. GoldenGate and DataWise are transactional data management products that capture, route, enhance and apply transactions in real time across a wide variety of data sources, most commonly for business continuity and data integration. WorkPoint enables enterprises to model processes over a distributed corporate network. ENGUARD is a proactive monitoring, alarm and dispatching software tool. SQLMagic is designed to improve system and database administration for HP NonStop servers. VersaTest provides online testing, simulation and support utilities for HP NonStop servers. OpenNET/AO provides policy-based management, monitoring and automation designed specifically for continuous availability of HP NonStop servers.

In fiscal 2004, 2003 and 2002, approximately 49%, 55% and 60%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the ICE family of products, and approximately 20%, 19% and 14%, respectively, of Insession Technologies revenues were from the GoldenGate product, primarily in the form of sales agency fees.

IntraNet Business Unit

Products and services in the IntraNet business unit generated approximately 11%, 14% and 14% of the Company’s fiscal 2004, 2003 and 2002 revenues, respectively. During fiscal 2004, 2003 and 2002, approximately 17%, 25% and 20%, respectively, of IntraNet revenues resulted from international operations.

IntraNet’s market is comprised of global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Products in this business unit include solutions for high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as PaymentWare. The high value payments processing products, which produce the majority of revenues within the PaymentWare solution set, are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The principal high value payments processing product is Money Transfer System (“MTS”), which is used by financial institutions to facilitate business-to-business e-payments. The MTS product operates on the IBM eServer pSeries with AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

The bulk payments processing product is CO-ach, which is used by financial institutions to automatically deposit paychecks and process other ACH transactions. The IntraNet business unit no longer actively markets the CO-ach product, and recognized minimal revenues from the product during fiscal 2004. During fiscal 2003, however, approximately 16% of IntraNet revenues were derived from licensing of the CO-ach product and providing related services and maintenance, of which approximately $3.6 million (10% of IntraNet revenues) in software license fee revenues resulted from the completion of the final phase of an ACH project with a large European bank.

During fiscal 2004, 2003 and 2002, approximately 91%, 73% and 78%, respectively, of IntraNet revenues were derived from licensing of the MTS product and providing related services and maintenance.

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

•       Wincor-Nixdorf

•       VISA International

•       MasterCard International Incorporated

Product partner relationships extend the Company’s product portfolio, improve the Company’s ability to get its solutions to market rapidly and enhance the Company’s ability to deliver market-leading solutions. The Company shares revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant the Company the right to distribute or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

•       GoldenGate, Inc.

•       Merlon Software Corporation

•       Ascert, LLC

•       Gresham Computing, PLC

•       Allen Systems Group, Inc. (formerly Senware, Inc.)

•       ESQ Business Services, Inc.

•       ACE Software Solutions, Inc.

•       Faircom Corporation

•       Paragon Application Systems, Inc.

•       Financial Software and Services, PTT

•       IBM Corporation

•       CB.Net Ltd.

Services

Each business unit offers its customers a wide range of services, including analysis, design, development, implementation, integration and training. These business unit services organizations generally perform most of the work associated with installing and integrating its software products, rather than relying on third-party integrators. The Company’s service professionals have extensive experience performing such installation and integration services for clients operating on a range of computing platforms. The Company offers the following types of services for its customers:

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

•        Answer questions and resolve problems related to CSM code

•        Maintain a detailed CSM history

•        Monitor customer problems on HELP24 hotline database on a priority basis

•        Supply on-site support, available upon demand

•        Perform an annual system review

The Company provides new releases of its products on a periodic basis. New releases of the Company’s products, which often contain product enhancements, are typically provided at no additional fee for customers under maintenance agreements. The Company’s agreements with its customers permit the Company to charge for substantial product enhancements that are not provided as part of the maintenance agreement.

Competition

The e-payments market is highly competitive and subject to rapid change. Competitive factors affecting the market for the Company’s products and services include product functionality and features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

The Company’s most significant competition comes from in-house information technology departments of existing and potential customers. The principal third-party competitors for the ACI Worldwide business unit are S2 Systems, Incorporated, eFunds Corporation, Fair Isaac Corporation and Mosaic Software Holdings Limited (which has reached a definitive agreement to be acquired by S1 Corporation). As markets continue to emerge in the electronic commerce, smart card and secure document delivery sectors, the Company may encounter new competitors to its products and services. In addition, the Company competes with third-party processors and other vendors offering software on a wide range of product platforms. As e-payment transaction volumes increase and banks face higher processing costs, third-party processors will constitute stronger competition to the Company’s efforts to market its solutions to smaller institutions. In the larger institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their e-payment product offerings from their competition. The primary competitor for the Insession Technologies business unit is Hewlett-Packard Company. In the IntraNet business unit, the Company’s most significant competition comes from LogicaCMG plc and Fundtech Ltd., and from in-house development units at large financial institutions around the world.

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

In developing new products, the Company works closely with its customers and industry leaders to determine requirements. The Company works with device manufacturers, such as Diebold, NCR and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. The Company works with interchange vendors, such as MasterCard and Visa, to ensure compliance with new regulations or processing mandates. The Company works with computer hardware and software manufacturers, such as Hewlett-Packard Company, IBM Corporation, Microsoft Corporation, Sun Microsystems, Inc. and Stratus Technologies, Inc. to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

The Company’s total research and development expenses during fiscal 2004, 2003 and 2002 were $38.0 million, $35.4 million and $35.0 million, or 13.0%, 12.8% and 12.3% of total revenues, respectively.

Customers

The Company provides software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising its largest industry segments. As of September 30, 2004, the Company’s customers include 97 of the 500 largest banks in the world, as measured by asset size, and 28 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2004, the Company had 727 customers in 76 countries on six continents. Of this total, 402 are in the Americas region, 177 are in the EMEA region and 148 are in the Asia/Pacific region. No single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2004, 2003 or 2002.

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

Channel partners may be lead generators, systems integrators or resellers. Channel partners that the Company currently works with include:

•       LogicaCMG plc

•       Deloitte Consulting

•       Computer Sciences Corporation

•       Hewlett-Packard Company

•       Wincor-Nixdorf

•       Gasper Corporation

•       NCR Corporation

•       PlaNet, Inc.

•       ADS Financial Services

•       Pay By Touch

•       IBM Global Services

•       SVOA, pcl.

•       PCCW Limited

The Company distributes the products of other vendors as complements to its existing product lines. The Company is typically responsible for sales and marketing. The Company’s agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to its principal sales office in Omaha, the Company has sales offices located outside the United States in Athens, Bahrain, Buenos Aires, Gouda, Johannesburg, Madrid, Melbourne, Mexico City, Milan, Naples, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Vienna, Watford and Wiesbaden.

Proprietary Rights and Licenses

The Company relies on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect its proprietary rights. The Company distributes its software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers, specified locations or specified capacity, and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company’s software products and technology will not occur.

Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available for the Company’s products in all foreign countries.

Employees

As of September 30, 2004, the Company had a total of 1,527 employees of whom 1,101 were in the ACI Worldwide business unit, 148 were in the Insession Technologies business unit and 142 were in the IntraNet business unit. Additionally, 136 employees were in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations and facility operations, providing supporting services to each of the three business units.

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

Item 2.   PROPERTIES

The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2005 through 2008, with the principal lease expiring in fiscal 2008. The Company’s EMEA headquarters are located in Watford, England. The leases for the Watford facilities expire in fiscal 2009 and 2011, with the principal lease expiring in fiscal 2009. The Company’s Asia/Pacific headquarters are located in Sydney, Australia, with the lease for this facility expiring in fiscal 2006. Personnel within each of the Company’s business units use office space in each of these locations. The Company leases office space in the Boston metropolitan area, which houses business unit management, development, delivery, marketing and other support functions, for its IntraNet business unit. The Company also leases office space in numerous other locations in the United States and in many other countries.

The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to renew leases as they expire or secure alternate suitable space. See Note 14 to the consolidated financial statements for additional information regarding the Company’s obligations under its facilities leases.

Item 3.   LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would be likely to have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation.   In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as the Lead Plaintiff. The First Amended Consolidated Class Action Complaint, filed on June 30, 2003 (the “Consolidated Complaint”), alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. The parties have commenced discovery.

Derivative Litigation.   On January 10, 2003, Samuel Naito filed the suit of “Samuel Naito, derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Naito matter”). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its stockholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner, resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company’s audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures with regard to certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company’s audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

On January 24, 2003, Michael Russiello filed the suit of “Michael Russiello, derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction

Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Russiello matter”). The suit is a stockholder derivative action involving allegations similar to those in the Naito matter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages as of November 30, 2004, and their positions are as follows:

Name	Age	Position
Gregory D. Derkacht	57	President and Chief Executive Officer
Mark R. Vipond	45	Senior Vice President and President — ACI Worldwide
Anthony J. Parkinson	52	Senior Vice President and President — Insession Technologies
Dennis D. Jorgensen	56	Senior Vice President and President — IntraNet
David R. Bankhead	55	Senior Vice President, Chief Financial Officer and Treasurer
Dennis P. Byrnes	41	Senior Vice President, General Counsel and Secretary
Donald P. Newman	40	Vice President, Chief Accounting Officer and Controller

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

Mr. Byrnes serves as Senior Vice President, General Counsel and Secretary. Mr. Byrnes joined the Company in June 2003. Mr. Byrnes served as First Vice President and Senior Counsel for Bank One Corporation from October 2002 to June 2003. From April 1996 to November 2001, Mr. Byrnes was employed by Sterling Commerce, Inc., an electronic commerce software and services company, where he served in several capacities, including as that company’s general counsel.

Mr. Newman joined the Company in January 2004 and serves as Chief Accounting Officer, Vice President and Controller. Mr. Newman served as Executive Director of the Worldwide Financial Planning and Analysis group of NRG Energy, Inc. (“NRG”), an independent electric power generation company, from November 2002 to December 2003. From October 1999 to October 2002, Mr. Newman served as the chief financial executive of NRG’s largest operating division. From June 1991 to September 1999, Mr. Newman served in a number of accounting and finance capacities at NRG.

Other Information

The Company issued a press release dated September 28, 2004 announcing Mr. Derkacht’s plans to retire as the Company’s president and chief executive officer not later than June 30, 2006. This press release was attached as an exhibit to the Company’s current report on Form 8-K dated September 29, 2004. Mr. Derkacht and the Company are parties to option agreements relating to the grant to Mr. Derkacht of options to purchase shares of the Company’s Class A Common Stock (“Options”), which agreements provide in pertinent part that the Options granted thereunder expire one month from the date of Mr. Derkacht’s termination of employment, except as may otherwise be provided under the option plans. Accordingly, the Company expects Mr. Derkacht to exercise Options, and possibly to sell some or all of the shares underlying such Options, prior to the termination of his employment with the Company, in each instance in accordance with applicable securities laws and regulations and the Company’s internal policies and procedures.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock (“Common Stock”) trades on The NASDAQ Stock Market under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by The NASDAQ Stock Market:

Fiscal Year Ended September 30, 2004	High	Low
Fourth quarter	$21.64	$14.65
Third quarter	25.47	18.12
Second quarter	25.08	17.60
First quarter	23.30	16.97

Fiscal Year Ended September 30, 2003
Fourth quarter	18.05	8.70
Third quarter	11.00	5.36
Second quarter	7.30	4.26
First quarter	10.80	4.81

As of November 30, 2004, there were 292 holders of record of the Common Stock.

Dividends

The Company has never declared nor paid cash dividends on its Common Stock. The Company does not presently anticipate paying cash dividends. However, any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company’s consolidated financial statements. This data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The financial information below is not indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 7 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.” Amounts presented are in thousands, except earnings/loss per share amounts.

	Year Ended September 30,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues:
Software license fees	$157,402	$146,825	$158,453	$161,847	$123,231
Maintenance fees	88,484	79,187	74,213	67,173	64,583
Services	46,898	51,279	52,001	70,062	69,729
Total revenues	292,784	277,291	284,667	299,082	257,543
Expenses:
Cost of software license fees	24,996	25,500	31,053	43,616	51,505
Cost of maintenance and services	57,380	61,350	62,479	76,667	80,670
Research and development	38,007	35,373	35,029	41,240	33,377
Selling and marketing	61,109	54,482	57,352	71,492	77,005
General and administrative	56,478	56,037	55,563	61,925	60,302
Goodwill amortization (1)	—	—	—	14,793	7,553
Impairment of goodwill	—	9,290	1,524	36,618	—
Impairment of software	—	—	—	8,880	—
Total expenses	237,970	242,032	243,000	355,231	310,412
Operating income (loss)	54,814	35,259	41,667	(56,149)	(52,869)
Other income (expense):
Interest income	1,762	1,211	1,667	1,759	2,142
Interest expense	(1,435)	(2,998)	(5,596)	(7,338)	(7,008)
Other, net	2,294	140	(26)	(15,414)	(533)
Total other income (expense)	2,621	(1,647)	(3,955)	(20,993)	(5,399)
Income (loss) before income taxes	57,435	33,612	37,712	(77,142)	(58,268)
Income tax (provision) benefit	(10,750)	(19,287)	(22,443)	(2,921)	8,209
Net income (loss)	$46,685	$14,325	$15,269	$(80,063)	$(50,059)
Earnings (loss) per share information:
Weighted average shares outstanding:
Basic	37,001	35,558	35,326	34,116	31,744
Diluted	38,076	35,707	35,572	34,116	31,744
Earnings (loss) per share:
Basic	$1.26	$0.40	$0.43	$(2.35)	$(1.58)
Diluted	$1.23	$0.40	$0.43	$(2.35)	$(1.58)

	As of September 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$124,088	$81,084	$49,466	$21,946	$60,452
Total assets	325,458	263,900	267,151	272,403	299,002
Current portion of debt	7,027	15,493	18,444	25,104	29,500
Debt (long-term portion)	2,327	9,444	24,866	44,135	39,824
Stockholders’ equity	186,961	122,874	102,858	83,970	108,985

(1)            Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill. Under SFAS No. 142, goodwill is no longer amortized.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets. Accordingly, the Company’s business and operating results are influenced by trends such as information technology spending levels, the growth rate of the e-payments industry and changes in the number and type of customers in the financial services industry. Most of the Company’s products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks.

Several factors related to the Company’s business may have a significant impact on its operating results from quarter to quarter. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as maturity of the product sold, creditworthiness of the customer, and timing of delivery or acceptance of the Company’s products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. In addition, while the Company’s contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the Company’s recognition of gains or losses for that period.

Certain industry-specific trends may also impact the Company’s operating results from quarter to quarter. For example, ATM deployment and transaction volumes are declining in the U.S. while ATM markets outside the U.S. are growing. The Company cannot determine with certainty how this changing mix of ATM usage may impact the Company’s future financial results. Point-of-sale debit transaction volumes are increasing and this may result in increased sales of the Company’s e-payment solutions. Additionally, increased levels of fraud and identity theft may result in increased demand for the Company’s fraud detection and payment authorization products. Increasing regulatory requirements imposed upon financial services companies, and other companies utilizing e-payment solutions, may also drive increased demand for certain of the Company’s products.

Consolidation activity among financial institutions has increased in recent years. While it is difficult to assess the impact of this consolidation activity, management believes that recent consolidation activity may have negatively impacted the Company’s financial results. Continuing consolidation activity may negatively impact the Company in fiscal 2005. While all three of the Company’s business units are affected by this consolidation activity, the Company’s IntraNet business unit is particularly impacted because its customer base is concentrated within the largest financial institutions, which have been party to several of the recently announced consolidations. However, it is difficult to predict to what extent increased consolidation activity will continue, and if it does, whether it will have an overall long-term positive or negative impact on the Company’s future operating results. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company’s products and services. Consolidation of two of the Company’s customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company’s products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of the Company’s products, the Company’s revenue would decline. Conversely, the Company could benefit from the combination of a non-customer and a customer when the combined entity continues usage of the Company’s products and, as a larger combined entity, increases its demand for the Company’s products and services.

The Company continues to evaluate strategies intended to improve its overall effective tax rate. The Company’s degree of success in this regard and related acceptance by taxing authorities of tax positions taken, as well as changes to tax laws in the United States and in various foreign jurisdictions, could cause the Company’s effective tax rate to fluctuate from period to period.

Critical Accounting Policies and Estimates

This disclosure is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and other assumptions that it believes to be proper and reasonable under the circumstances. The Company continually evaluates the appropriateness of estimates and assumptions used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.

The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1 to the consolidated financial statements for a further discussion of these and other significant accounting policies.

Revenue Recognition

For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, the Company uses the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as postcontract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which the Company has concluded that collectibility issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

In recent years, the Company’s sales focus has shifted from its more-established (“mature”) products to its newer BASE24-es product, its Payments Management products and other less-established (collectively referred to as “newer”) products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in current period revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and the Company determines that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow the Company to recognize revenues from sales of the product upon delivery of the product, resulting in earlier recognition of revenues from sales of that product, provided all other revenue recognition criteria have been met.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time (generally in excess of twelve months) is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue under the contract exclude amounts due under extended payment terms.

Provision for Doubtful Accounts

The Company maintains a general allowance for doubtful accounts based on its historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in its accounts receivable. In estimating the necessary level of its allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of the Company’s customers, economic conditions within the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which in turn impacts the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which the Company has a number of customers, additional provisions for doubtful accounts may be recorded to reserve for potential future losses. Any such additional provisions would reduce operating income in the periods in which they were recorded.

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

To the extent recovery of deferred tax assets is not likely, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company was able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Business Units

The Company’s products and services are currently organized within three operating segments, referred to as business units — ACI Worldwide, Insession Technologies and IntraNet. The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The following are revenues and operating income for these business units for fiscal 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenues:
ACI Worldwide	$224,020	$206,408	$211,835
Insession Technologies	37,711	33,086	34,203
IntraNet	31,053	37,797	38,629
	$292,784	$277,291	$284,667
Operating income:
ACI Worldwide	$38,730	$22,060	$31,002
Insession Technologies	9,972	7,221	7,203
IntraNet	6,112	5,978	3,462
	$54,814	$35,259	$41,667

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

The following table sets forth the Company’s recurring and non-recurring backlog, by business unit, as of September 30, 2004 (in thousands):

	Recurring	Non- Recurring	Total
ACI Worldwide	$132,647	$47,616	$180,263
Insession Technologies	21,952	8,249	30,201
IntraNet, Inc.	13,503	5,664	19,167
	$168,102	$61,529	$229,631

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

	Year Ended September 30,
	2004		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Initial license fees (ILFs)	$74,426	25.4%	$61,542	22.2%	$76,742	26.9%
Monthly license fees (MLFs)	82,976	28.4	85,283	30.7	81,711	28.7
Software license fees	157,402	53.8	146,825	52.9	158,453	55.6
Maintenance fees	88,484	30.2	79,187	28.6	74,213	26.1
Services	46,898	16.0	51,279	18.5	52,001	18.3
Total revenues	292,784	100.0	277,291	100.0	284,667	100.0
Expenses:
Cost of software license fees	24,996	8.5	25,500	9.2	31,053	10.9
Cost of maintenance and services	57,380	19.6	61,350	22.1	62,479	22.0
Research and development	38,007	13.0	35,373	12.8	35,029	12.3
Selling and marketing	61,109	20.9	54,482	19.6	57,352	20.2
General and administrative	56,478	19.3	56,037	20.2	55,563	19.5
Impairment of goodwill	—	—	9,290	3.4	1,524	0.5
Total expenses	237,970	81.3	242,032	87.3	243,000	85.4
Operating income	54,814	18.7	35,259	12.7	41,667	14.6
Other income (expense):
Interest income	1,762	0.6	1,211	0.4	1,667	0.6
Interest expense	(1,435)	(0.5)	(2,998)	(1.1)	(5,596)	(1.9)
Other, net	2,294	0.8	140	0.1	(26)	—
Total other income (expense)	2,621	0.9	(1,647)	(0.6)	(3,955)	(1.3)
Income before income taxes	57,435	19.6	33,612	12.1	37,712	13.3
Income tax provision	(10,750)	(3.7)	(19,287)	(6.9)	(22,443)	(7.9)
Net income	$46,685	15.9%	$14,325	5.2%	$15,269	5.4%

Revenues.   Total revenues for fiscal 2004 increased $15.5 million, or 5.6%, as compared to fiscal 2003. The increase is the result of a $10.6 million, or 7.2%, increase in software license fee revenues and a $9.3 million, or 11.7%, increase in maintenance fee revenues, offset by a $4.4 million, or 8.5%, decrease in services revenues.

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

For fiscal 2004 as compared to fiscal 2003, ACI Worldwide’s software license fee revenues increased by $12.3 million, the largest portion of which was due to a significant license renewal in the EMEA region, a large capacity upgrade and term extension by a customer in the Americas, increased revenues from the Company’s BASE24 and fraud detection products, and a number of other large system and capacity increases as compared to fiscal 2003. Insession Technologies’ software license fee revenues increased by $3.3 million in fiscal 2004 as compared to fiscal 2003 due to increased activity related to its data connectivity and web-based communication products, as well as its transitional data management products. For fiscal 2004 as compared to fiscal 2003, IntraNet’s software license fee revenues decreased by $5.0 million, primarily due to the completion of the final phase of an ACH processing project with a large European bank during fiscal 2003 which allowed the Company to recognize approximately $3.6 million in revenues. Also, as IntraNet’s customers complete their migration from the Digital VAX-based Money Transfer System (“MTS”) product to the RS6000-based MTS product, corresponding revenues associated with the migration process have declined, which explains the remaining reduction in IntraNet’s software license fee revenues for fiscal 2004 as compared to fiscal 2003.

For fiscal 2003 as compared to fiscal 2002, ACI Worldwide’s software license fee revenues decreased primarily due to a shift in sales focus from the Company’s more-established products to its newer BASE24-es product and its Payments Management products. As a result of this shift to newer products, the Company experienced an increase in deferred revenues and a corresponding decrease in revenues due to differences in the timing of revenue recognition for the respective products. Revenues under newer products are typically recognized upon acceptance, or first production use by the customer, due to uncertainties surrounding customer acceptance of the product, whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product (assuming all other requirements for revenue recognition have been met). For fiscal 2003 as compared to fiscal 2002, Insession Technologies’ software license fee revenues decreased primarily due to system consolidations and company consolidations. In addition, as customers within the Insession Technologies business unit renew existing contracts, the renewal contract generally has a lower proportion of the total fees that relate to initial license fees. For fiscal 2003 as compared to fiscal 2002, IntraNet’s software license fee revenues increased due to the completion of the final phase of an ACH project with a large European bank, allowing the Company to recognize approximately $3.6 million in revenues, offset by a decline in the number of customers migrating from the Digital VAX-based Money Transfer System (“MTS”) product to the new RS6000-based MTS product.

The increases in maintenance fee revenues for both fiscal 2004 and fiscal 2003 were primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies business units in the Americas and EMEA.

The decrease in services revenues for fiscal 2004 as compared to fiscal 2003 resulted primarily from increasing sales of newer products such as the Company’s BASE24-es product, for which related services revenues are being deferred until acceptance or first production use, combined with decreases in the IntraNet business unit as most customers completed their migration to the RS6000-based MTS product from the Digital VAX-based MTS product. The decrease in services revenues in fiscal 2003 as compared to fiscal 2002 was primarily the result of a decreased demand in the ACI Worldwide and Insession Technologies business units for technical and project management services. This decreased demand was primarily due to increased competition in the marketplace by companies that offer services work at lower rates and a number of customers that have increased their internal staffs in order to reduce their dependence on external resources. In addition, due to a decline in the number of customers migrating from the Digital VAX-based MTS product to the new RS6000-based MTS product, IntraNet services revenues associated with the migration process declined in fiscal 2003 as compared to fiscal 2002.

Expenses.   Total operating expenses for fiscal 2004 decreased $4.1 million, or 1.7%, as compared to fiscal 2003. Operating expenses in fiscal 2003 included a goodwill impairment charge of $9.3 million. There was no goodwill impairment recorded in fiscal 2004. The effect of changes in foreign currency exchange rates was to increase overall expenses by approximately $9.1 million for fiscal 2004 as compared to fiscal 2003.

Total operating expenses for fiscal 2003 decreased $1.0 million, or 0.4%, as compared to fiscal 2002. Part of this decrease resulted from the fiscal 2002 sale of Regency. Regency incurred approximately $4.0 million in operating expenses in fiscal 2002, with no related operating expenses in fiscal 2003. Offsetting this decrease, however, was the effect of changes in foreign currency exchange rates, which increased overall expenses by approximately $5.0 million for fiscal 2003 as compared to fiscal 2002. Also, fiscal 2003 operating expenses included $9.3 million of goodwill impairment as compared to $1.5 million of goodwill impairment in fiscal 2002.

Cost of software license fees for fiscal 2004 decreased $0.5 million, or 2.0%, as compared to fiscal 2003. This decrease was due primarily to a reduction in compensation-related expenses resulting from the shift of certain personnel to research and development (“R&D”) activities in the latter part of fiscal 2003, offset by an increase in commissions paid to distributors of the Company’s products along with higher product royalty fees paid on increased sales of third-party products during fiscal 2004 as compared to fiscal 2003. Cost of software license fees for fiscal 2003 decreased $5.6 million, or 17.9%, as compared to fiscal 2002. This was primarily due to a comparative decrease in amortization of $4.6 million during fiscal 2003 related to software products that are now fully amortized, as well as decreases in personnel-related expenses due to reduced staff levels. In addition, distributor commissions decreased due to lower revenue levels from those sources.

Cost of maintenance and services for fiscal 2004 decreased $4.0 million, or 6.5%, as compared to fiscal 2003. This decrease was primarily due to a reduction in compensation-related expenses resulting from the shift of certain personnel to installation services associated with increasing sales of newer products such as the Company’s BASE24-es product, for which revenues are being deferred until acceptance or first production use and the associated costs are capitalized and subsequently expensed when the related services revenue recognition occurs, and the shift of certain personnel to R&D activities in the latter part of fiscal 2003, offset in part by an increase in costs to perform maintenance and services activities corresponding to an increase in the related combined revenues. Cost of maintenance and services for fiscal 2003 decreased $1.1 million, or 1.8%, as compared to fiscal 2002. This decrease was primarily due to the shift of certain personnel to R&D activities in the latter part of fiscal 2003, offset in part by an increase in costs to perform maintenance and services activities corresponding to an increase in the related combined revenues.

Research and development costs for fiscal 2004 increased $2.6 million, or 7.4%, as compared to fiscal 2003. The increase in R&D costs was primarily due to the shift of certain personnel from other areas of the Company to R&D activities in the latter part of fiscal 2003. R&D costs for fiscal 2003 increased $0.3 million, or 1.0%, as compared to fiscal 2002.

Selling and marketing costs for fiscal 2004 increased $6.6 million, or 12.2%, as compared to fiscal 2003. The large increase in selling and marketing costs reflects increased sales commissions caused primarily by higher sales volumes in the ACI Worldwide and Insession Technologies business units during fiscal 2004 as compared to fiscal 2003. Most of the increased sales activity in the ACI Worldwide business unit during fiscal 2004 occurred within the EMEA region. Selling and marketing costs for fiscal 2003 decreased $2.9 million, or 5.0%, as compared to fiscal 2002. This decrease was due primarily to a decreased emphasis on advertising and promotional programs, offset by increased sales commissions. Although software license fee revenues decreased primarily due to a shift in sales focus from the Company’s more-established products to its newer products, sales commissions increased since they are paid based on the timing of the sales activity rather than the timing of related revenue recognition.

General and administrative costs for fiscal 2004 increased $0.4 million, or 0.8%, as compared to fiscal 2003. This increase was primarily due to increased professional fees for legal, tax and other services, as well as increased insurance costs for director and officer liability insurance, offset by reductions in depreciation and bad debt expenses during fiscal 2004 as compared to fiscal 2003. General and administrative costs for fiscal 2003 increased $0.5 million, or 0.9%, as compared to fiscal

2002. This increase is primarily due to increased professional fees, offset by reduced costs resulting from the sale of Regency during fiscal 2002.

Other Income and Expense.   Interest expense for fiscal 2004 decreased $1.6 million, or 52.1%, as compared to fiscal 2003. Interest expense for fiscal 2003 decreased $2.6 million, or 46.4%, as compared to fiscal 2002. These decreases are attributable to reductions in debt under financing agreements (balances of $9.4 million, $24.9 million and $43.3 million at September 30, 2004, 2003 and 2002, respectively).

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other income for fiscal 2004 increased $2.2 million as compared to fiscal 2003. This increase is primarily due to foreign currency gains, with the Company realizing $2.6 million in net gains during fiscal 2004 as compared to $0.3 million in net gains during fiscal 2003. Other income for fiscal 2003 improved by $0.2 million as compared to fiscal 2002. Other income and expense in fiscal 2002 included an $8.7 million gain on sale of Regency, which was offset by $8.3 million in other than temporary impairments of marketable equity securities and $0.2 million in foreign currency net losses.

Income Taxes.   The effective tax rate for fiscal 2004, 2003 and 2002 was approximately 18.7%, 57.4% and 59.5%, respectively. Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Tax expense at federal rate of 35%	$20,102	$11,764	$13,199
Increase (decrease) in valuation allowance	(2,798)	887	8,871
State income taxes, net of federal benefit	1,661	835	377
Foreign tax rate differential	1,410	120	2,825
Impairment of goodwill	—	3,252	533
MDL restructuring	(11,337)	—	—
Impact of foreign taxes on U.S. return	1,585	2,812	—
Research and development credits	(299)	(314)	—
Extraterritorial income exclusion	(448)	(390)	—
Gain on disposition of subsidiary	—	—	(3,059)
Other	874	321	(303)
Income tax provision	$10,750	$19,287	$22,443

During fiscal 2004, the Company completed a reorganization of its MessagingDirect Ltd. subsidiary and its related entities (collectively referred to as “the MDL entities”), and elected to treat certain foreign operations as branches of the U.S. parent company, which resulted in the recognition of a $12.0 million tax benefit, of which the federal benefit was $11.3 and the state benefit was $0.7. This tax benefit arises from the excess of tax basis over the book carrying value of these foreign assets following the reorganization. The Company estimates the cash savings resulting from the reorganization of the MDL entities to be approximately $1.0 million per year over each of the next eleven years. Since the entire $12.0 million tax benefit was recognized during fiscal 2004, the tax benefit is not expected to affect the Company’s effective tax rate in future periods.

Each year, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of September 30, 2004, the Company had deferred tax assets of $23.2 million (net of a cumulative $47.5 million valuation allowance). The Company’s valuation allowance primarily relates to foreign net operating and capital loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards could expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries. The Company analyzes the recoverability of its net deferred tax assets at each future reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

The Company had foreign tax credit carryforwards at September 30, 2004 of $5.2 million, which were to begin expiring in fiscal 2005. However, following enactment of the American Jobs Creation Act of 2004, which is discussed in further detail below, these foreign tax credit carryforwards will begin to expire in fiscal 2010. The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $1.9 million at September 30, 2004, which will begin to expire in 2009. All of these NOLs are attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code as a result of prior ownership changes. The MDL entities had $2.8 million of foreign NOLs, which were extinguished as part of the reorganization. At September 30, 2004, the Company had foreign NOLs of $64.4 million, a majority of which may be utilized over an indefinite life, with the remainder expiring over the next 15 years. A valuation allowance has been provided for substantially all of the deferred tax assets related to the foreign loss carryforwards to the extent management believes these carryforwards are more likely than not to expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries. In addition, at September 30, 2004, the Company had domestic capital loss carryforwards for tax purposes of $16.3 million, for which a full valuation allowance has been provided. These domestic capital loss carryforwards begin to expire in 2006. The Company had $1.1 million of capital loss carryforwards that expired during the current fiscal year. The change in the deferred tax asset valuation allowance related to the expiration was a decrease of $0.4 million.

The American Jobs Creation Act of 2004 (the “Jobs Act”).   On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years. This change doubles the length of time that the Company has to utilize its excess foreign tax credits before they expire.

The Company currently takes advantage of the extraterritorial income exclusion (“EIE”) in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in years after 2006.

The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income,” not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The Company currently intends to reinvest certain of its foreign earnings indefinitely under APB-23; however, the Company will continue to analyze the potential tax impact should it elect to repatriate foreign earnings pursuant to the Jobs Act.

The Company is currently evaluating the impact of the various provisions of the Jobs Act on its effective tax rate in future periods.

Liquidity and Capital Resources

As of September 30, 2004, the Company’s principal sources of liquidity consisted of $169.6 million in cash and cash equivalents. The Company had no bank borrowings outstanding as of September 30, 2004.

The Company’s net cash flows provided by operating activities in fiscal 2004, 2003 and 2002 were $58.1 million, $37.9 million and $79.0 million, respectively. The increase in operating cash flows in fiscal 2004 as compared to fiscal 2003 resulted primarily from increased net income, including adjustments for non-cash items. The decline in operating cash flows in fiscal 2003 as compared to fiscal 2002 resulted primarily from changes in billed and accrued receivables.

During fiscal 2003, the Company incurred restructuring charges totaling $2.0 million, of which $0.2 million was paid in fiscal 2003, with remaining adjusted amounts paid in fiscal 2004. During fiscal 2001, the Company incurred restructuring charges and asset impairment losses totaling $5.9 million, of which $0.1 million was paid in fiscal 2004, $0.4 million was paid in fiscal 2003, and $0.4 million was paid in fiscal 2002. Liabilities of $0.5 million remaining at September 30, 2004 related to restructuring charges incurred in fiscal 2001 are not expected to significantly impact operating cash flows.

The Company’s net cash flows used in investing activities in fiscal 2004 were $2.5 million, compared to net cash flows provided by investing activities in fiscal 2003 and 2002 of $0.1 million and $1.4 million, respectively. Several factors affected the comparison in activity between fiscal years. In fiscal 2004, $3.9 million was used for purchases of software, property and equipment, which were partially offset by proceeds from the sale of marketable securities of $1.4 million. In fiscal 2003, $3.1 million was used for purchases of software, property and equipment, which were partially offset by proceeds from the sale of marketable securities of $2.5 million. The sale of Regency during fiscal 2002 provided cash flows of $5.4 million, which were offset by $4.9 million used for purchases of software, property and equipment.

The Company’s net cash flows used in financing activities were $2.8 million, $14.9 million and $24.4 million in fiscal 2004, 2003 and 2002, respectively. In the past, an important element of the cash management program was the Company’s factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. The Company did not factor any future revenue streams during fiscal 2004 or 2003. However, in fiscal 2004, the Company made scheduled payments to the third-party financial institutions totaling $16.3 million, which were partially offset by proceeds of $13.1 million from exercises of stock options. In fiscal 2003, the Company made scheduled payments to the third-party financial institutions totaling $19.2 million, which were partially offset by cash receipts of $4.7 million from exercises of stock options. During fiscal 2002, the Company generated cash proceeds from the factoring of future revenue streams of $7.6 million, offset by scheduled payments made to the third-party financial institutions of $21.5 million, and payments on its bank line of credit facilities of $12.0 million.

The Company also realized an increase in cash of $2.9 million during each of fiscal 2004 and 2003 due to foreign exchange rate variances.

The Company believes that its existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy the Company’s projected liquidity requirements for the foreseeable future.

Stock Repurchase Program.   On December 13, 2004, the Company announced that its Board of Directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock. The Company intends to use existing cash and cash equivalents to fund these repurchases.

Contractual Obligations and Commercial Commitments

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2011. In addition, the Company has sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions for cash. The Company recorded the proceeds received from these financing agreements as debt and reduces the debt principal as payments are made. Contractual obligations as of September 30, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$35,938	$9,466	$15,889	$8,298	$2,285
Debt — Financing Agreement Obligations	9,354	7,027	2,327	—	—
Total	$45,292	$16,493	$18,216	$8,298	$2,285

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” which revises or rescinds portions of the interpretive guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” related to multiple element revenue arrangements, which was superceded as a result of the issuance of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

The FASB recently issued a proposed accounting standard that would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed accounting standard would be applied prospectively for fiscal periods beginning after June 15, 2005 if the standard is issued as currently proposed. The Company will continue to monitor the progress of the issuance of this accounting standard and its potential impact on the Company’s financial position or results of operations.

Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock

The Company operates in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond the Company’s control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

•       The Company’s backlog estimate is based on management’s assessment of the customer contracts that exist as of the date the estimate is made. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company’s customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a twelve-month period.

•       New accounting standards, revised interpretations or guidance regarding existing standards, or changes in the Company’s business practices could result in future changes to the Company’s revenue recognition or other accounting policies. These changes could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

•       The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities. In addition, the Company has benefitted from, and expects to continue to benefit from, implemented tax-saving strategies. The Company believes that implemented tax-saving strategies comply with applicable tax law. However, taxing authorities could disagree with the Company’s positions. If the taxing authorities decided to challenge any of the Company’s tax positions and were successful in such challenges, the Company’s financial condition and/or results of operations could be adversely affected.

The Company’s tax positions in its amended income tax returns filed for its 1999 through 2002 tax years are the subject of an ongoing examination by the Internal Revenue Service (“IRS”). The Company believes that its tax positions comply with applicable tax law. This examination has resulted in the IRS issuing proposed adjustments, the majority of which relate to the timing of revenue recognition. The IRS could issue additional proposed adjustments that could adversely affect the Company’s financial condition and/or results of operations.

Three of the Company’s foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company’s financial condition and/or results of operations.

•       No assurance can be given that operating results will not vary from quarter to quarter, and any fluctuations in quarterly operating results may result in volatility in the Company’s stock price. The Company’s stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector and changing market conditions in the software industry. The Company’s stock price may also become volatile, in part, due to developments in the various lawsuits filed against the Company relating to its restatement of prior consolidated financial results.

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

•       The Company’s BASE24-es product is a significant new product for the Company. If the Company is unable to generate adequate sales of BASE24-es, if market acceptance of BASE24-es is delayed, or if the Company is unable to successfully deploy BASE24-es in production environments, the Company’s business, financial condition and/or results of operations could be materially adversely affected.

•       Historically, a majority of the Company’s total revenues resulted from licensing its BASE24 product line and providing related services and maintenance. Any reduction in demand for, or increase in competition with respect to, the BASE24 product line could have a material adverse effect on the Company’s financial condition and/or results of operations.

•       The Company has historically derived a substantial portion of its revenues from licensing of software products that operate on HP NonStop servers. Any reduction in demand for HP

NonStop servers, or any change in strategy by Compaq Computer Corporation related to support of HP NonStop servers, could have a material adverse effect on the Company’s financial condition and/or results of operations.

•       The Company’s business is concentrated in the financial services industry, making it susceptible to a downturn in that industry. Consolidation activity among financial institutions has increased in recent years. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company’s products and services. Consolidation of two of the Company’s customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company’s products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of the Company’s products, the Company’s revenue would decline. The Company has not determined whether increased consolidation activity will have a material adverse effect on the Company’s financial condition and/or results of operations.

•  The Company’s software products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of the Company’s products and a corresponding loss of sales or revenues. Customers depend upon the Company’s products for mission-critical applications. Software product errors or failures could subject the Company to product liability, as well as performance and warranty claims, which could materially adversely affect the Company’s business, financial condition and/or results of operations.

•  The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. Any acquisition or investment may be subject to a number of risks, including diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, the incurring or assuming of indebtedness or other liabilities in connection with an acquisition, and lack of familiarity with new markets, product lines and competition. The failure to manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

•       To protect its proprietary rights, the Company relies on a combination of contractual provisions, including customer licenses that restrict use of the Company’s products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, the Company may not be able to adequately protect its proprietary rights, or the Company’s competitors may independently develop similar technology, duplicate products or design around any rights the Company believes to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability of the Company to protect its proprietary rights could materially adversely affect the Company.

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

•       From time to time, the Company is involved in litigation relating to claims arising out of its operations. Any claims, with or without merit, could be time-consuming and result in costly litigation. Failure to successfully defend against these claims could result in a material adverse effect on the Company’s business, financial condition and/or results of operations.

•       The Company continues to evaluate the claims made in various lawsuits filed against the Company and certain directors and officers relating to its restatement of prior consolidated financial results. The Company intends to defend these lawsuits vigorously, but cannot predict their outcomes and is not currently able to evaluate the likelihood of its success or the range of potential loss, if any. However, if the Company were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement could have a material adverse effect on its financial condition, results of operations and/or cash flows.

The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and liabilities relating to these lawsuits, the Company’s financial condition, results of operations and cash flows could be materially harmed. The Company’s certificate of incorporation provides that it will indemnify, and advance expenses to, its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. The Company’s certificate of incorporation authorizes the use of indemnification agreements and the Company enters into such agreements with its directors and certain officers from time to time. These indemnification agreements typically provide for a broader scope of the Company’s obligation to indemnify the directors and officers than set forth in the certificate of incorporation. The Company’s contractual indemnification obligations under these agreements are in addition to the respective directors’ and officers’ rights under the certificate of incorporation or under Delaware law.

Additional related suits against the Company may be commenced in the future. The Company will fully analyze such suits and intends to vigorously defend against them. There is a risk that the above-described litigation, as well as any additional suits, could result in substantial costs and divert management attention and resources, which could adversely affect the Company’s business, financial condition and/or results of operations.

•       Beginning in fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s annual report on Form 10-K to include (1) a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting, (2) a statement that the Company’s independent auditor has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting, and (3) a report by the Company’s independent auditor on their assessment of the effectiveness of the Company’s internal controls over financial reporting. There are no assurances that the Company will discover and remediate all deficiencies in its internal controls, including any significant deficiencies or material weaknesses, as it implements new documentation and testing procedures to comply with the Section 404 reporting requirements. If the Company is unable to remediate such deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company’s independent auditor may not be able to conclude that the Company’s internal controls over financial reporting are effective.

•       The Company issued a press release dated September 28, 2004 announcing Mr. Derkacht’s plans to retire as the Company’s president and chief executive officer not later than June 30, 2006. The Company has commenced a search for Mr. Derkacht’s successor and expects to identify such person prior to June 30, 2006. The search, and the related transition period, could divert management attention and resources away from other operational matters. Additionally, there can be no assurance that the Company will be successful in identifying a successor president and CEO by June 30, 2006 that meets the Company’s criteria. If a suitable successor is not identified prior to Mr. Derkacht’s retirement, the resulting uncertainty could adversely affect the Company’s business and/or its stock price.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company’s revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company’s products and services being more expensive to a potential foreign customer, and in those instances where the Company’s goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on the Company’s cash investments and interest rates on these investments at September 30, 2004, a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the Company’s financial position, results of operations and/or cash flows.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this annual report on Form 10-K and are listed in Part IV, Item 15.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As reported in the Company’s fiscal 2003 annual report on Form 10-K, management and KPMG LLP (“KPMG”), the Company’s independent public accountants, advised the Company’s Audit Committee that during the course of the fiscal 2003 audit, material weaknesses in internal controls were noted relating to timely reconciliation of intercompany accounts and revenue recognition procedures pertaining to documentation of software delivery, as well as evaluation and documentation of customer creditworthiness. Material weaknesses were also noted related to revenue recognition on a percentage-of-completion basis at one of the Company’s subsidiaries. During fiscal 2004, the Company implemented corrective actions to address these material weaknesses. The Company has initiated corrective actions to address remaining internal control deficiencies, and will continue to evaluate the effectiveness of its disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the

Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in Securities and Exchange Commission rules and forms.

Other than additional enhancements to internal control procedures targeted at correcting the material weaknesses noted during the fiscal 2003 audit, no changes occurred in the Company’s internal controls over financial reporting during the fourth quarter of the fiscal year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the registrant is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 2005 (“the Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference. Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in the Proxy Statement and is incorporated herein by reference.

Certain information regarding the Company’s executive officers is included in Item 4A, “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller and persons performing similar functions. The full text of the Code of Ethics is published on the Company’s website at www.tsainc.com in the “Investor Relations — Corporate Governance” section. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on its website within five business days following the adoption of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

Information included in the sections entitled “Information Regarding the Board, its Committees, and Director Compensation” and “Information Regarding Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Stock Ownership” and “Information Regarding Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this annual report on Form 10-K:

(1)   Financial Statements.   The following index lists consolidated financial statements and notes thereto filed as part of this annual report on Form 10-K:

(2)   Financial Statement Schedules.   All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)   Exhibits.   The following exhibit index lists exhibits incorporated by reference, filed as part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit No.			Description
3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)		Amended and Restated Bylaws of the Company
4.01	(3)		Form of Common Stock Certificate
10.01	(4)	*	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10.02	(5)	*	ACI Holding, Inc. 1994 Stock Option Plan
10.03	(6)	*	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.04	(7)	*	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.05	(8)	*	Transaction Systems Architects, Inc. Deferred Compensation Plan
10.06	(9)	*	Transaction Systems Architects, Inc. Deferred Compensation Plan Trust Agreement
10.07	(10)	*	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain officers, including executive officers
10.08	(11)	*	Transaction Systems Architects, Inc. 1999 Stock Option Plan
10.09	(12)	*	Transaction Systems Architects, Inc. 1999 Employee Stock Purchase Plan
10.10	(13)	*	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
10.11	(14)	*	Stock Option Agreement between Transaction Systems Architects, Inc. and Gregory J. Duman
10.12	(15)	*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan
10.13	(16)	*	Third Amended and Restated Employment Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht
10.14	(16)	*	Amended and Restated Severance Compensation Agreement between Transaction Systems Architects, Inc. and Gregory D. Derkacht
10.15	(17)	*	Severance Compensation Agreement between Transaction Systems Architects, Inc. and certain officers, including executive officers

10.16	(18)	*	Severance Compensation Agreement (Change in Control) between Transaction Systems Architects, Inc. and certain officers, including executive officers
10.17	(19)	*	Indemnification Agreement between Transaction Systems Architects, Inc. and certain officers, including executive officers
10.18		*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan (filed herewith)
10.19		*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan (filed herewith)
10.20		*	Form of Stock Option Agreement for the Company’s 1997 Management Stock Option Plan (filed herewith)
10.21		*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan (filed herewith)
10.22		*	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan (filed herewith)
10.23		*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan (filed herewith)
10.24	(20)	*	Description of the 2005 Fiscal Year Management Incentive Compensation Plan
21.01			Subsidiaries of the Registrant (filed herewith)
23.01			Consent of Independent Registered Public Accounting Firm (filed herewith)
31.01			Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02			Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01			Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated by reference to exhibit 3.1 to the registrant’s Registration Statement No. 333-113550 on Form S-8.
(2)	Incorporated by reference to exhibit 3.2 to the registrant’s Registration Statement No. 333-113550 on Form S-8.
(3)	Incorporated by reference to exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated by reference to exhibit 10.09 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(5)	Incorporated by reference to exhibit 10.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(6)	Incorporated by reference to exhibit 10.07 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996.
(7)	Incorporated by reference to exhibit 10.24 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 1997.
(8)	Incorporated by reference to exhibit 4.1 to the registrant’s Registration Statement No. 333-67987 on Form S-8.
(9)	Incorporated by reference to exhibit 4.2 to the registrant’s Registration Statement No. 333-67987 on Form S-8.

(10)	Incorporated by reference to exhibit 10.32 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1999.
(11)	Incorporated by reference to appendix A to the registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders.
(12)	Incorporated by reference to annex B to the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.
(13)	Incorporated by reference to exhibit 10.33 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2000.
(14)	Incorporated by reference to exhibit 10.1 to the registrant’s Registration Statement No. 333-75964 on Form S-8.
(15)	Incorporated by reference to annex A to the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.
(16)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 29, 2004.
(17)	Incorporated by reference to exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.
(18)	Incorporated by reference to exhibit 10.16 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.
(19)	Incorporated by reference to exhibit 10.17 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.
(20)	Incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K/A, Amendment No. 2, filed on December 13, 2004.

*              Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Omaha, Nebraska
October 25, 2004

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$169,632	$113,986
Marketable securities	—	1,296
Billed receivables, net of allowances of $2,834 and $4,037, respectively	44,487	42,225
Accrued receivables	11,206	9,592
Recoverable income taxes	11,524	11,985
Deferred income taxes, net	230	10,316
Other	6,901	5,104
Total current assets	243,980	194,504
Property and equipment, net	8,251	9,405
Software, net	1,454	2,319
Goodwill	46,706	46,425
Deferred income taxes, net	22,943	9,638
Other	2,124	1,609
Total assets	$325,458	$263,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt — financing agreements	$7,027	$15,493
Accounts payable	6,974	6,965
Accrued employee compensation	13,354	9,822
Deferred revenue	82,647	70,798
Accrued and other liabilities	9,890	10,342
Total current liabilities	119,892	113,420
Debt — financing agreements	2,327	9,444
Deferred revenue	15,427	17,689
Other	851	473
Total liabilities	138,497	141,026
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, $.01 par value; 5,450,000 shares authorized; no shares issued and outstanding at September 30, 2004 and 2003	—	—
Class A Common Stock, $.005 par value; 50,000,000 shares authorized; 39,105,484 and 37,660,731 shares issued at September 30, 2004 and 2003, respectively	196	188
Class B Common Stock, $.005 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and 2003	—	—
Treasury stock, at cost, 1,476,145 shares at September 30, 2004 and 2003	(35,258)	(35,258)
Additional paid-in capital	254,715	235,767
Accumulated deficit	(22,917)	(69,602)
Accumulated other comprehensive loss, net of taxes	(9,775)	(8,221)
Total stockholders’ equity	186,961	122,874
Total liabilities and stockholders’ equity	$325,458	$263,900

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2004	2003	2002
Revenues:
Software license fees	$157,402	$146,825	$158,453
Maintenance fees	88,484	79,187	74,213
Services	46,898	51,279	52,001
Total revenues	292,784	277,291	284,667
Expenses:
Cost of software license fees	24,996	25,500	31,053
Cost of maintenance and services	57,380	61,350	62,479
Research and development	38,007	35,373	35,029
Selling and marketing	61,109	54,482	57,352
General and administrative	56,478	56,037	55,563
Impairment of goodwill	—	9,290	1,524
Total expenses	237,970	242,032	243,000
Operating income	54,814	35,259	41,667
Other income (expense):
Interest income	1,762	1,211	1,667
Interest expense	(1,435)	(2,998)	(5,596)
Other, net	2,294	140	(26)
Total other income (expense)	2,621	(1,647)	(3,955)
Income before income taxes	57,435	33,612	37,712
Income tax provision	(10,750)	(19,287)	(22,443)
Net income	$46,685	$14,325	$15,269
Earnings per share information:
Weighted average shares outstanding:
Basic	37,001	35,558	35,326
Diluted	38,076	35,707	35,572
Earnings per share:
Basic	$1.26	$0.40	$0.43
Diluted	$1.23	$0.40	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

					Accumulated
	Class A		Additional		Other
	Common	Treasury	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Total
Balance, September 30, 2001	$183	$(35,258)	$227,126	$(99,196)	$(8,885)	$83,970
Comprehensive income information:
Net income	—	—	—	15,269	—	15,269
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	126	126
Change in unrealized investment holding loss	—	—	—	—	2,154	2,154
Comprehensive income						17,549
Issuance of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,203	—	—	1,203
Exercises of stock options	—	—	73	—	—	73
Tax benefit of stock options exercised	—	—	63	—	—	63
Balance, September 30, 2002	183	(35,258)	228,465	(83,927)	(6,605)	102,858
Comprehensive income information:
Net income	—	—	—	14,325	—	14,325
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(1,858)	(1,858)
Change in unrealized investment holding loss	—	—	—	—	242	242
Comprehensive income						12,709
Issuance of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	1,027	—	—	1,027
Exercises of stock options	5	—	4,720	—	—	4,725
Tax benefit of stock options exercised	—	—	1,518	—	—	1,518
Stock option compensation	—	—	62	—	—	62
Loss on redemption of redeemable preferred stock of subsidiary company	—	—	(125)	—	—	(125)
Issuance of Class A Common Stock pursuant to redemption of redeemable preferred stock of subsidiary company	—	—	100	—	—	100
Balance, September 30, 2003	188	(35,258)	235,767	(69,602)	(8,221)	122,874
Comprehensive income information:
Net income	—	—	—	46,685	—	46,685
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(1,755)	(1,755)
Change in unrealized investment holding loss	—	—	—	—	77	77
Reclassification adjustment for loss realized in net income	—	—	—	—	124	124
Comprehensive income						45,131
Issuance of Class A Common Stock pursuant to Employee Stock Purchase Plan	—	—	957	—	—	957
Exercises of stock options	8	—	13,106	—	—	13,114
Tax benefit of stock options exercised	—	—	4,738	—	—	4,738
Stock option compensation	—	—	147	—	—	147
Balance, September 30, 2004	$196	$(35,258)	$254,715	$(22,917)	$(9,775)	$186,961

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$46,685	$14,325	$15,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,203	5,063	6,493
Amortization	2,368	3,976	9,392
Gain on sale of business	—	—	(8,743)
Loss on sale of marketable securities	124	188	—
Non cash and other impairment charges	—	—	8,394
Impairment of goodwill	—	9,290	1,524
Deferred income taxes	(3,054)	25,146	12,586
Tax benefit of stock options exercised	4,738	1,518	—
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(1,837)	(1,255)	28,004
Other current assets	(1,728)	(340)	3,869
Other assets	(3,917)	(3,829)	(570)
Accounts payable	(279)	230	(6,227)
Accrued employee compensation	3,057	1,812	585
Accrued liabilities	50	(1,775)	(5,640)
Current income taxes	461	(19,832)	2,682
Deferred revenue	6,743	3,114	11,281
Other current and noncurrent liabilities	477	319	74
Net cash provided by operating activities	58,091	37,950	78,973
Cash flows from investing activities:
Purchases of property and equipment	(2,889)	(2,517)	(3,812)
Purchases of software and distribution rights	(973)	(602)	(1,045)
Net proceeds from sale of business	—	—	5,429
Proceeds from sales of marketable securities	1,365	2,515	237
Other	—	720	550
Net cash provided by (used in) investing activities	(2,497)	116	1,359
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	957	1,027	1,203
Proceeds from exercises of stock options	13,114	4,725	73
Payments on lines of credit	—	—	(12,000)
Proceeds from debt - financing agreements	—	—	7,600
Payments on debt - financing agreements	(16,319)	(19,243)	(21,529)
Other	(572)	(1,369)	225
Net cash used in financing activities	(2,820)	(14,860)	(24,428)
Effect of exchange rate fluctuations on cash	2,872	2,886	(14)
Net increase in cash and cash equivalents	55,646	26,092	55,890
Cash and cash equivalents, beginning of period	113,986	87,894	32,004
Cash and cash equivalents, end of period	$169,632	$113,986	$87,894
Supplemental cash flow information:
Income taxes paid	$7,189	$9,979	$7,758
Interest paid	1,595	3,103	5,675

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of Business

Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “TSA” or the “Company”), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers, and electronic-payment processors, both in domestic and international markets.

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal 2004, 2003 and 2002, approximately 59%, 61%, and 60%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-es product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees.   The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and SAB 104, “Revenue Recognition.” For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and the relevant guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

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

In the absence of customer-specific acceptance provisions, software license arrangements generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. If the Company’s product history supports an assessment by management that the likelihood of non-acceptance is remote, the Company recognizes revenue when all other criteria of revenue recognition are met.

For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-specific acceptance criteria or the expiration of the acceptance period. The Company also defers the recognition of revenue on transactions involving

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less-established or newly released software products that do not have a product history. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer.

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

Services.   The Company provides various professional services to customers, primarily project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally recognized as the related services are performed. For those arrangements in which services revenue is deferred and the Company determines that the costs of services are recoverable, such costs are deferred and subsequently expensed in proportion to the services revenue as it is recognized.

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

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors and networks is mitigated by the Company’s credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable. The following reflects activity in the Company’s allowance for uncollectible accounts receivable for the fiscal years ending September 30 (in thousands):

	2004	2003	2002
Balance, beginning of period	$4,037	$3,613	$4,180
Provision charged to general and administrative expense	(1,247)	532	2,346
Amounts written off, net of recoveries	44	(108)	(2,913)
Balance, end of period	$2,834	$4,037	$3,613

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is computed using the straight-line method over the following estimated useful lives:

Leasehold Improvements	3 years
Computer Equipment	3-5 years
Office Equipment	5 years
Furniture and Fixtures	7 years

Assets under capital leases are amortized over the shorter of the asset life or the lease term.

Software

Software consists of internally-developed software and purchased software. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company capitalizes costs related to certain internally-developed software when the resulting product reaches technological feasibility. The Company determines technological feasibility when it has a detailed program design of a computer software product that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. Purchased software consists of software to be marketed externally that was acquired primarily as the result of a business acquisition (“acquired software”) and costs of computer software obtained for internal use that were capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“internal-use software”).

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company assesses goodwill and other intangible assets for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.

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

Debt — Financing Agreements

In the past, as an element of its cash management program, the Company periodically sold rights to future payment streams under software license arrangements with extended payment terms. In accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 88-18, “Sales of Future Revenues,” the Company recorded the proceeds received from these financing agreements as debt. The Company reduces the debt principal as payments are made. Interest on the debt accrues monthly and is computed using the effective interest method.

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for fiscal 2004, 2003 and 2002 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	2004	2003	2002
Net income:
As reported	$46,685	$14,325	$15,269
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,449)	(5,659)	(3,679)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	90	37	—
Pro forma	$44,326	$8,703	$11,590
Earnings per share:
Basic, as reported	$1.26	$0.40	$0.43
Basic, pro forma	$1.20	$0.24	$0.33
Diluted, as reported	$1.23	$0.40	$0.43
Diluted, pro forma	$1.16	$0.24	$0.33

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

	2004	2003	2002
Expected life	3.4	4.2	6.0
Interest rate	2.9%	2.8%	3.2%
Volatility	93%	85%	45%
Dividend yield	—	—	—

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional future awards are anticipated.

Translation of Foreign Currencies

The Company’s foreign subsidiaries use the local currency of the countries in which they are located as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Transaction gains and losses, including those related to intercompany accounts, that are not considered to be of a long-term investment nature are included in the determination of net income. Transaction gains and losses, including those related to intercompany accounts, that are considered to be of a long-term investment nature are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

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

The Company periodically assesses its tax exposures and establishes, or adjusts, estimated reserves for probable assessments by taxing authorities, including the Internal Revenue Service, and various foreign and state authorities. Such reserves represent the estimated provision for income taxes expected to ultimately be paid.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” which revises or rescinds portions of the interpretive guidance contained in SAB 101, “Revenue Recognition in Financial Statements,” related to multiple element revenue arrangements, which was superceded as a result of the issuance of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The FASB recently issued a proposed accounting standard that would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed accounting standard would be applied prospectively for fiscal periods beginning after June 15, 2005 if the standard is issued as currently proposed. The Company will continue to monitor the progress of the issuance of this accounting standard and its potential impact on the Company’s financial position or results of operations.

2.   Marketable Securities

The Company accounts for its investments in marketable equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio historically has consisted of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized.

The Company substantially liquidated its marketable securities portfolio during fiscal 2004. Components of the Company’s marketable securities portfolio as of September 30, 2003 were as follows (in thousands):

	September 30, 2003
	Cost	Fair Value
Deferred compensation plan assets	$1,255	$1,072
S1 Corporation	217	205
Nestor, Inc	8	16
TransAxis, Inc	17	3
	$1,497	$1,296

The Company previously had a Deferred Compensation Plan (the “Plan”) that allowed certain management personnel to defer receipt of certain compensation amounts until the earlier of a preselected future date or the time of their departure from the Company. The Plan allowed participants to invest in a limited variety of mutual funds that were held by the Company for the purpose of funding deferred compensation liabilities. At September 30, 2003, the Plan had a liability to participants of $1.3 million and assets held by the Plan valued at $1.1 million. Final distributions of deferred compensation amounts were made in fiscal 2004 which resulted in realized losses of $0.1 million. There were neither assets nor liabilities remaining under the Plan as of September 30, 2004.

As of September 30, 2003, the Company owned 40,561 shares of S1 Corporation (“S1”) common stock. S1 is a global provider to banks, credit unions, insurance providers and investment firms of enterprise software solutions. The Company sold its 40,561 shares of S1 common stock in fiscal 2004, resulting in an insignificant loss on sale of marketable securities.

As of September 30, 2003, the Company owned 8,500 shares of Nestor, Inc. (“Nestor”) common stock. Nestor is a provider of neural-network solutions for financial, Internet and transportation industries. The Company distributes Nestor’s PRISM intelligent fraud detection product. The Company sold its 8,500 shares of Nestor common stock in fiscal 2004, resulting in an insignificant gain on sale of marketable securities.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2003, Digital Courier Technologies, Inc. (“DCTI”) changed its name to TransAxis, Inc. (“TransAxis”). As of September 30, 2004 and 2003, the Company owned 17,135 shares of TransAxis common stock. TransAxis supplies financial institutions, businesses and major web portals with e-commerce, payments processing and content delivery. During fiscal 2004, the TransAxis shares were written down to zero fair value.

Net unrealized holding losses at September 30, 2003 were $0.2 million. The Company had provided a deferred tax asset valuation allowance of $0.1 million for deferred tax assets for unrealized capital losses at September 30, 2003.

3.   Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,
	2004	2003
Computer equipment	$48,162	$45,894
Office furniture and fixtures	9,375	8,714
Leasehold improvements	6,960	6,644
Vehicles	237	214
	64,734	61,466
Less: accumulated depreciation and amortization	(56,483)	(52,061)
Property and equipment, net	$8,251	$9,405

4.   Goodwill and Software

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during fiscal 2004, 2003 and 2002 were as follows (in thousands):

	ACI Worldwide	Insession Technologies	MessagingDirect Ltd.	Total
Balance, September 30, 2001	$15,862	$31,822	$9,687	$57,371
Foreign currency translation adjustments	240	—	296	536
Purchase price adjustment	—	(436)	—	(436)
Impairment adjustments	—	—	(1,524)	(1,524)
Balance, September 30, 2002	16,102	31,386	8,459	55,947
Foreign currency translation adjustments	346	—	831	1,177
Impairment adjustments	—	—	(9,290)	(9,290)
Other (1)	—	(1,409)	—	(1,409)
Balance, September 30, 2003	16,448	29,977	—	46,425
Foreign currency translation adjustments	388	—	—	388
Other	(107)	—	—	(107)
Balance, September 30, 2004.	$16,729	$29,977	$—	$46,706

(1)    The Company settled certain acquired liabilities, resulting in a corresponding reduction of goodwill amounts.

Goodwill is assessed for impairment at each fiscal year-end at the reporting unit level. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date.

In fiscal 2004, 2003 and 2002, the Company updated its impairment test for each reporting unit. Based on those analyses, which included updated valuations performed by an independent consultant in fiscal 2003 and 2002, impairment losses of $9.3 million and $1.5 million were recognized in fiscal 2003 and 2002, respectively, for the MessagingDirect Ltd. (“MDL”) reporting unit. In fiscal 2002, the impairment within this reporting unit resulted primarily from overall softness in discretionary information technology spending and slower than expected adoption of secure document delivery technology. In fiscal 2003, the impairment resulted primarily from the business decision to reduce the Company’s commitment to the MDL reporting unit due to continued slower than expected adoption of secure document delivery technology. The MDL reporting unit is included within the ACI Worldwide business unit.

The carrying amount and accumulated amortization of the Company’s intangible assets that were subject to amortization at each balance sheet date, consisting only of software, were as follows (in thousands):

	September 30,
	2004	2003
Internally-developed software	$15,929	$15,725
Purchased software	45,596	44,186
	61,525	59,911
Less: accumulated amortization	(60,071)	(57,592)
Software, net	$1,454	$2,319

The Company did not capitalize software development costs in fiscal 2004, 2003 or 2002. The increase in carrying amount of internally-developed software resulted primarily from foreign currency translation adjustments. Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in fiscal 2004, 2003 and 2002 totaled $1.8 million, $2.8 million and $7.4 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations. Based on capitalized software at September 30, 2004, and assuming no impairment of these software assets, estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

2005	$707
2006	451
2007	279
2008	16
2009	1

5.   Debt — Financing Agreements

During fiscal 2002, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash of approximately

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$7.6 million. The amount of the proceeds received from the financing agreements is typically determined by applying a discount rate to the gross future payments to be received from the customer. The discount rates used to determine the proceeds ranged from 6.5% to 7.75% in fiscal 2002. The Company did not sell any rights to future payment streams under software license arrangements with extended payment terms during fiscal 2004 or 2003. During fiscal 2004, 2003 and 2002, the Company recorded interest expense of $1.4 million, $2.9 million and $5.0 million, respectively, related to these financing agreements.

6.   Corporate Restructuring Charges and Asset Impairment Losses

During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity during fiscal 2004, 2003 and 2002 related to these exit activities (in thousands):

	Termination Benefits	Lease Obligations	Total
Balance, September 30, 2001	$30	$1,476	$1,506
Amounts paid during fiscal 2002	(30)	(361)	(391)
Adjustments to previously recognized liabilities	—	(68)	(68)
Balance, September 30, 2002	—	1,047	1,047
Amounts paid during fiscal 2003	—	(366)	(366)
Balance, September 30, 2003	—	681	681
Amounts paid during fiscal 2004	—	(133)	(133)
Balance, September 30, 2004	$—	$548	$548

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

During fiscal 2003, the Company reduced the size of certain product development organizations. These actions resulted in severance-related restructuring charges of $2.0 million, which are reflected in operating expenses in the accompanying fiscal 2003 statement of operations. The allocation of these charges was as follows: $1.0 million in cost of software license fees, $0.7 million in cost of maintenance and services, $0.1 million in selling and marketing, and $0.2 million in general and administrative. The Company terminated the employment of 50 employees during fiscal 2003 as part of this process, including 31 employees in the ACI Worldwide business unit and 19 employees in the IntraNet business unit. The following table shows activity related to these exit activities (in thousands):

Termination Benefits
Fiscal 2003 restructuring charges	$1,996
Amounts paid during fiscal 2003	(225)
Balance, September 30, 2003	1,771
Amounts paid during fiscal 2004	(1,612)
Adjustments to previously recognized liabilities	(159)
Balance, September 30, 2004	$—

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Common Stock and Earnings Per Share

Options to purchase shares of Class A Common Stock (“Common Stock”) at an exercise price of one cent per share, received by shareholders of MDL as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into Common Stock are included in Common Stock for presentation purposes on the September 30, 2004 and 2003 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for fiscal 2004, 2003 and 2002. Included in Common Stock are 3,645 and 6,248 MDL options, respectively, as of September 30, 2004 and 2003.

EPS has been computed in accordance with SFAS No. 128, “Earnings Per Share.” To compute earnings per share amounts for fiscal 2003, net income available to common shareholders has been reduced by $0.1 million related to loss on redemption of a subsidiary company’s preferred stock. Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for fiscal 2004, 2003 and 2002, which amounted to approximately 1,075,000 shares, 149,000 shares and 246,000 shares, respectively, were due to the dilutive effect of the Company’s outstanding stock options. Antidilutive shares totaling 716,000 shares, 5,019,000 shares and 1,583,000 shares, respectively, were excluded from the computations of diluted EPS for fiscal 2004, 2003 and 2002 because the exercise prices of the corresponding stock options were greater than the average market price of the Company’s common shares during the respective periods.

8.   Other Income/Expense

Other income (expense) is comprised of the following items in fiscal 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Other than temporary impairments of marketable equity securities	$—	$—	$(8,267)
Gain on sale of Regency Systems, Inc.	—	—	8,743
Foreign currency transaction gains (losses)	2,637	310	(198)
Other	(343)	(170)	(304)
Total	$2,294	$140	$(26)

During fiscal 2002, the Company recorded non-operating, non-cash charges to earnings totaling $8.3 million for other than temporary declines in the market values of its investments in S1, Nestor and DCTI.

On February 14, 2002, the Company sold its Regency Systems, Inc. subsidiary to S1 for shares of S1 common stock and cash. In connection with this transaction, the Company recorded a gain of $8.7 million. S1 shares were included in the Company’s marketable securities portfolio.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Comprehensive Income

The Company discloses comprehensive income information in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company’s components of accumulated other comprehensive income/loss were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2001	$(6,288)	$(2,597)	$(8,885)
Fiscal 2002 activity	126	(6,133)	(6,007)
Reclassification adjustment for loss included in net income	—	8,287	8,287
Balance, September 30, 2002	(6,162)	(443)	(6,605)
Fiscal 2003 activity	(1,858)	242	(1,616)
Balance, September 30, 2003	(8,020)	(201)	(8,221)
Fiscal 2004 activity	(1,755)	77	(1,678)
Reclassification adjustment for loss included in net income	—	124	124
Balance, September 30, 2004	$(9,775)	$—	$(9,775)

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income/loss by business unit. The Company does not track assets by business unit. No single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2004, 2003 or 2002. The following are revenues and operating income for these business units for fiscal 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenues:
ACI Worldwide	$224,020	$206,408	$211,835
Insession Technologies	37,711	33,086	34,203
IntraNet	31,053	37,797	38,629
	$292,784	$277,291	$284,667
Operating income:
ACI Worldwide	$38,730	$22,060	$31,002
Insession Technologies	9,972	7,221	7,203
IntraNet	6,112	5,978	3,462
	$54,814	$35,259	$41,667

Most of the Company’s products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The following are revenues for these geographic regions for fiscal 2004, 2003 and 2002 and long-lived assets within these geographic regions at each balance sheet date (in thousands):

	2004	2003	2002
Revenues:
United States	$120,474	$120,546	$120,163
Americas — other	38,022	34,661	46,467
Total Americas	158,496	155,207	166,630
EMEA	97,951	88,680	89,703
Asia/Pacific	36,337	33,404	28,334
	$292,784	$277,291	$284,667

	September 30,
	2004	2003
Long-lived assets:
United States	$49,349	$51,227
Other Americas	2,572	2,426
Total Americas	51,921	53,653
EMEA	5,929	5,410
Asia/Pacific	685	695
	$58,535	$59,758

11.   Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Common Stock (“Shares”) have been reserved for issuance to eligible employees of the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company and its subsidiaries. Under the ESPP, participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of Shares. The price for Shares purchased under the ESPP is 85% of the lower of the Shares’ market value on either the first or last day of each three-month participation period. Purchases made under the ESPP are made one calendar month after the end of each fiscal quarter. Shares issued under the ESPP during fiscal 2004, 2003 and 2002 totaled 66,254, 173,163 and 145,366, respectively.

Stock Incentive Plans

The Company has a 2002 Non-employee Director Stock Option Plan whereby 250,000 shares of the Common Stock have been reserved for issuance to eligible non-employee directors of the Company. The stock options are granted at a price equal to the fair market value of the Common Stock at the time of the grant. The term of the outstanding options is ten years. Options granted on or after March 9, 2004 become vested on the first anniversary of the date of grant, whereas options granted prior to March 9, 2004 vest annually over a period of three years.

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

On May 8, 2001, the Company entered into a stock option agreement with its then Chairman of the Board of Directors, Gregory J. Duman, whereby 25,000 shares of Common Stock have been reserved for issuance to Mr. Duman. Shareholder approval was not required nor received related to adoption of this agreement. The stock option was granted at a price equal to the fair market value of the Common Stock at the time of grant. The term of the outstanding option is ten years. The option vested monthly over a period of six months.

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has a 1994 Stock Option Plan whereby 1,910,976 shares of Common Stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. The stock options are granted at a price set by the Board of Directors provided that the minimum price shall be $2.50 per share for 955,488 shares and $5.00 per share for 955,488 shares. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

A summary of stock options issued under the Stock Incentive Plans previously described and changes during the years ending September 30 are as follows:

	Year Ending September 30,
	2004		2003		2002
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of period	5,200,046	$12.32	5,876,557	$12.64	2,178,108	$17.83
Granted	275,400	18.28	441,000	9.42	3,988,811	10.09
Exercised	(1,391,302)	9.47	(603,215)	8.03	(35,295)	2.37
Cancellations	(283,870)	20.79	(514,296)	18.55	(255,067)	19.81
Outstanding, end of period	3,800,274	$13.16	5,200,046	$12.32	5,876,557	$12.64
Options exercisable at end of year	2,571,726	$13.88	3,367,637	$13.52	2,314,365	$15.60
Shares available on September 30 for options that may be granted	923,563		915,093		913,778
Weighted-average grant date fair value of options granted during the year		$18.28		$9.42		$10.09

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.01	3,645	3.59	$0.01	3,645	$0.01
$5.00 to $8.25	195,280	7.82	6.31	75,652	6.32
$9.72 to $9.80	359,600	7.59	9.79	152,933	9.79
$10.04	762,890	7.14	10.04	757,556	10.04
$10.24 to $10.25	185,000	8.79	10.24	46,666	10.24
$10.28	1,080,167	7.62	10.28	650,907	10.28
$10.78 to $17.00	333,576	6.45	13.09	279,651	13.32
$18.00 to $21.38	275,800	9.10	18.28	400	21.38
$24.00	387,500	2.43	24.00	387,500	24.00
$25.06 to $38.75	216,816	3.37	27.22	216,816	27.22
	3,800,274	6.82	$13.16	2,571,726	$13.88

In fiscal 2004 and 2003, the Company recognized $147,000 and $62,000, respectively, in compensation expenses related to the appreciation in stock value for 160,000 options between the grant date and the date the options were ratified by the Compensation Committee. No compensation expense has been recognized in the Company’s fiscal 2002 consolidated statements of operations related to its stock-based compensation plans.

12.   Employee Benefit Plans

TSA 401(k) Plan

The TSA 401(k) Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $13,000 (for employees who are under the age of 50 on December 31, 2004) or a maximum of $16,000 (for employees aged 50 or older on December 31, 2004). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 per employee annually. Company contributions charged to expense during fiscal 2004, 2003 and 2002 were $2.4 million, $2.4 million and $2.5 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for those employees employed at December 1, 2000, up to a maximum of 15.5% for those employees aged over 55 years on December 1, 2000. ACI-EMEA contributes 6.0% of eligible compensation to the plan for those employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during fiscal 2004, 2003 and 2002 were $1.0 million, $1.3 million and $1.3 million, respectively.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ACI Worldwide EMEA Group Personal Pension Scheme replaced the Applied Communications Inc Limited (“ACIL”) Pension Plan, which was discontinued on December 1, 2000. At the time the ACIL Pension Plan assets were formally valued, plan obligations exceeded plan assets by $2.9 million. The funding deficit amount that was charged to expense during fiscal 2002 was $1.7 million. The ACIL Pension Plan was a defined benefit pension plan. Benefits were based on years of service and the employees’ compensation during employment. Contributions to the plan were determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. Participants contributed 5% of their pensionable salaries and ACIL contributed at the rate of 10% of pensionable salaries. The assets of the ACIL Pension Plan were distributed to plan participants in fiscal 2002.

13.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$6,439	$(4,698)	$1,741	$(2,932)	$19,205	$16,273	$5,004	$10,267	$15,271
State	1,284	1,272	2,556	(1,754)	3,039	1,285	(899)	1,479	580
Foreign	6,246	207	6,453	(1,173)	2,902	1,729	5,752	840	6,592
Total	$13,969	$(3,219)	$10,750	$(5,859)	$25,146	$19,287	$9,857	$12,586	$22,443

Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Tax expense at federal rate of 35%	$20,102	$11,764	$13,199
Increase (decrease) in valuation allowance	(2,798)	887	8,871
State income taxes, net of federal benefit	1,661	835	377
Foreign tax rate differential	1,410	120	2,825
Impairment of goodwill	—	3,252	533
MDL restructuring	(11,337)	—	—
Impact of foreign taxes on U.S. return	1,585	2,812	—
Research and development credits	(299)	(314)	—
Extraterritorial income exclusion	(448)	(390)	—
Gain on disposition of subsidiary	—	—	(3,059)
Other	874	321	(303)
Income tax provision	$10,750	$19,287	$22,443

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	September 30,
	2004	2003
Current net deferred tax assets (liabilities):
Foreign tax withholding	$3,914	$3,355
Deferred compensation plan	—	1,010
Impairment of investments	6,363	5,202
Allowance for uncollectible accounts	479	748
Deferred revenue	281	6,884
Other	(530)	1,674
	10,507	18,873
Less: valuation allowance	(10,277)	(8,557)
	$230	$10,316
Noncurrent net deferred tax assets (liabilities):
Depreciation and amortization	$16,506	$2,195
Foreign tax credits	5,194	7,932
Acquired net operating loss carryforwards	676	1,120
U.S. and foreign net operating loss carryforwards	27,516	28,572
Capital loss carryforwards	4,683	6,684
Deferred revenue	4,599	5,244
Other	964	1,104
	60,138	52,851
Less: valuation allowance	(37,195)	(43,213)
	$22,943	$9,638

The Company has recognized net deferred tax assets of $23.2 million as of September 30, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances recorded.

During fiscal 2004, the Company completed a reorganization of its MessagingDirect Ltd. subsidiary and its related entities (collectively referred to as “the MDL entities”), and elected to treat certain foreign operations as branches of the U.S. parent company, which resulted in the recognition of a $12.0 million tax benefit, of which the federal benefit was $11.3 and the state benefit was $0.7. This tax benefit arises from the excess of tax basis over the book carrying value of these foreign assets following the reorganization. The Company recorded a deferred tax asset in the same amount. The Company expects to recover the remaining portion of this deferred tax asset over the next eleven years.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had foreign tax credit carryforwards at September 30, 2004 of $5.2 million, which were to begin expiring in fiscal 2005. However, following enactment of the American Jobs Creation Act of 2004, which is discussed in further detail below, these foreign tax credit carryforwards will begin to expire in fiscal 2010. The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $1.9 million at September 30, 2004, which will begin to expire in 2009. All of these NOLs are attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code as a result of prior ownership changes. The MDL entities had $2.8 million of foreign NOLs, which were extinguished as part of the reorganization. The change in the deferred tax asset valuation allowance related to the extinguishment was a decrease of $1.0 million.

At September 30, 2004, the Company had foreign tax NOLs of $64.4 million, a majority of which may be utilized over an indefinite life, with the remainder expiring over the next 15 years. A valuation allowance has been provided for substantially all of the deferred tax assets related to the foreign loss carryforwards to the extent management believes these carryforwards are more likely than not to expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries.

In addition, at September 30, 2004, the Company had domestic capital loss carryforwards for tax purposes of $16.3 million, for which a full valuation allowance has been provided. These domestic capital loss carryforwards begin to expire in 2006. The Company had $1.1 million of capital loss carryforwards that expired during the current fiscal year. The change in the deferred tax asset valuation allowance related to the expiration was a decrease of $0.4 million.

Recoverable income taxes representing current federal benefits of $10.4 million were recorded during fiscal 2003 in connection with amended income tax returns filed for the Company’s 1999 through 2001 tax years. Of the $10.4 million recorded, $1.9 has been received from the Internal Revenue Service (“IRS”). The Company’s positions in the amended income tax returns are the subject of an ongoing tax examination by the IRS. This examination has resulted in the IRS issuing proposed adjustments. The IRS could issue additional proposed adjustments that could adversely affect the Company’s financial condition and results of operations.

Three of the Company’s foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $24.2 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed foreign earnings.

The American Jobs Creation Act of 2004 (the “Jobs Act”)

On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years. This change doubles the length of time that the Company has to utilize its excess foreign tax credits before they expire.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company currently takes advantage of the extraterritorial income exclusion (“EIE”) in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in years after 2006.

The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income,” not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The Company currently intends to reinvest certain of its foreign earnings indefinitely under APB-23; however, the Company will continue to analyze the potential tax impact should it elect to repatriate foreign earnings pursuant to the Jobs Act.

The Company is currently evaluating the impact of the various provisions of the Jobs Act on its effective tax rate in future periods.

14.   Commitments and Contingencies

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

Operating Leases

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2011. Aggregate minimum lease payments under these agreements for the fiscal years ending September 30 are as follows (in thousands):

2005	$9,466
2006	8,768
2007	7,121
2008	5,692
2009	2,606
Thereafter	2,285
Total	$35,938

Total rent expense for fiscal 2004, 2003 and 2002 was $12.1 million, $11.8 million and $11.9 million, respectively.

Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proceedings, the adverse outcome of which, individually or in the aggregate, would be likely to have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as the Lead Plaintiff. The First Amended Consolidated Class Action Complaint, filed on June 30, 2003 (the “Consolidated Complaint”), alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. The parties have commenced discovery.

Derivative Litigation.   On January 10, 2003, Samuel Naito filed the suit of “Samuel Naito, derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Naito matter”). The suit is a shareholder derivative action that generally alleges that the named individuals breached their fiduciary duties of loyalty and good faith owed to the Company and its stockholders by causing the Company to conduct its business in an unsafe, imprudent and unlawful manner, resulting in damage to the Company. More specifically, the plaintiff alleges that the individual defendants, and particularly the members of the Company’s audit committee, failed to implement and maintain an adequate internal accounting control system that would have enabled the Company to discover irregularities in its accounting procedures with regard to certain transactions prior to August 2002, thus violating their fiduciary duties of loyalty and good faith, generally accepted accounting principles and the Company’s audit committee charter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

On January 24, 2003, Michael Russiello filed the suit of “Michael Russiello, derivatively on behalf of nominal defendant Transaction Systems Architects, Inc. v. Roger K. Alexander, Gregory D. Derkacht, Gregory J. Duman, Larry G. Fendley, Jim D. Kever, and Charles E. Noell, III and Transaction Systems Architects, Inc.” in the State District Court in Douglas County, Nebraska (the “Russiello matter”). The suit is a stockholder derivative action involving allegations similar to those in the Naito matter. The plaintiff seeks to recover an unspecified amount of money damages allegedly sustained by the Company as a result of the individual defendants’ alleged breaches of fiduciary duties, as well as the plaintiff’s costs and disbursements related to the suit.

The Company filed a motion to dismiss in the Naito matter on February 14, 2003 and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15.   Related Party Transactions

Digital Courier Technologies, Inc.

On March 25, 1999, the Company and DCTI entered into a 60-month BASE24 software license arrangement (the “1999 Software License Agreement”). The Company recognized $5.9 million in software license fees received in fiscal 1999 ratably over the 60-month PCS term of the 1999 Software License Agreement because the license arrangement entitled DCTI to future unspecified deliverables (a subscription arrangement). Revenues recognized from DCTI for the 1999 Software License Agreement were $0.5 million, $0.9 million and $0.9 million in fiscal 2004, 2003 and 2002, respectively.

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

During fiscal 2002, the Company recorded a non-cash charge to earnings of $0.3 million for the other than temporary decline in the value of DCTI common stock held by the Company.

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

The 2000 Software License Agreement and the Amended DCTI Distribution Agreement have been accounted for as non-monetary exchanges, with no revenues or expenses initially recognized for an anticipated exchange of equal amounts of cash. In May 2001, the Company and DCTI amended the Amended DCTI Distribution Agreement to eliminate the Company’s obligation to pay the remaining fees due under the agreement. As a result of the May 2001 amendment, the Company was entitled to retain the net fees collected from DCTI of $3.8 million. The Company recognized revenue ratably over the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining PCS term of the 60-month arrangement because the license arrangement entitles DCTI to future unspecified deliverables (a subscription arrangement) and the Company does not have adequate VSOE of the fair value of PCS for the co-terminus five-year maintenance period. Revenues recognized from DCTI for the 2000 Software License Agreement were $0.9 million, $1.3 million and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

In addition to the above transactions, the Company and DCTI entered into various other agreements, primarily to provide DCTI with professional services and software. Because the collection of revenues from DCTI was highly uncertain due to credit-related risks, the Company has limited revenue recognition to the amount of cash received. The May 2001 amendment to the Distribution Agreement also relieved DCTI from certain payables and notes arising from various other agreements for the provision of professional services and software. Revenues recognized from these other agreements were minimal in fiscal 2002.

Former Chief Executive Officer

On May 1, 2001, the Company entered into a severance agreement with William E. Fisher (the “Fisher Severance Agreement”), who was serving as the Company’s CEO at that time. Prior to that date, the Company had advanced $3.0 million to Mr. Fisher pursuant to an employment and incentive compensation package. Under the terms of the Fisher Severance Agreement, the Company agreed to (1) forgive $2.4 million of the note receivable, (2) allow Mr. Fisher to repay the remaining $0.6 million of the note receivable on or before June 1, 2002, and (3) allow Mr. Fisher three years from the date of the Agreement to exercise any stock options vested under the Company’s stock option plans. Mr. Fisher agreed to (1) resign as CEO on May 1, 2001, (2) forfeit all unvested stock options under the Company’s stock option plans, and (3) provide the Company advisory services for a period of 12 months. The Company recognized termination benefits of $2.1 million related to the forgiveness of the loan on May 1, 2001, with such benefits classified with restructuring expenses. On May 31, 2002, Mr. Fisher repaid the Company $0.6 million, including interest, for his obligations under the note receivable.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Quarterly Information (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2004 and 2003. This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2004	2004	2004	2003	2003	2003	2003	2002
Revenues:
Software license fees	$36,240	$37,549	$42,380	$41,233	$36,611	$40,717	$38,167	$31,330
Maintenance fees	21,714	23,087	22,370	21,313	20,447	20,675	19,461	18,604
Services	11,754	11,896	11,777	11,471	14,720	12,382	11,622	12,555
Total revenues	69,708	72,532	76,527	74,017	71,778	73,774	69,250	62,489
Expenses:
Cost of software license fees	5,888	6,280	6,189	6,639	6,933	6,339	6,289	5,939
Cost of maintenance and services	14,272	13,390	14,739	14,979	15,767	15,082	15,693	14,808
Research and development	9,699	9,303	9,572	9,433	9,588	9,478	8,357	7,950
Selling and marketing	15,162	16,030	16,127	13,790	13,531	13,686	13,529	13,736
General and administrative	12,422	14,554	15,834	13,668	14,105	15,245	14,104	12,583
Impairment of goodwill	—	—	—	—	—	9,290	—	—
Total expenses	57,443	59,557	62,461	58,509	59,924	69,120	57,972	55,016
Operating income	12,265	12,975	14,066	15,508	11,854	4,654	11,278	7,473
Other income (expense):
Interest income	536	354	349	523	335	281	285	310
Interest expense	(239)	(284)	(381)	(531)	(573)	(682)	(787)	(956)
Other, net	(775)	995	(131)	2,205	975	225	79	(1,139)
Total other income (expense)	(478)	1,065	(163)	2,197	737	(176)	(423)	(1,785)
Income before income taxes	11,787	14,040	13,903	17,705	12,591	4,478	10,855	5,688
Income tax (provision) benefit	(1,781)	4,622	(5,927)	(7,664)	(3,478)	(6,331)	(6,785)	(2,693)
Net income (loss)	$10,006	$18,662	$7,976	$10,041	$9,113	$(1,853)	$4,070	$2,995
Earnings (loss) per share:
Basic	$0.27	$0.50	$0.22	$0.28	$0.25	$(0.05)	$0.11	$0.08
Diluted	$0.26	$0.49	$0.21	$0.27	$0.25	$(0.05)	$0.11	$0.08

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: December 10, 2004	By:	/s/ GREGORY D. DERKACHT
Gregory D. Derkacht
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GREGORY D. DERKACHT	President, Chief Executive Officer,	December 10, 2004
Gregory D. Derkacht	and Director (principal executive officer)
/s/ DAVID R. BANKHEAD	Senior Vice President, Chief	December 10, 2004
David R. Bankhead	Financial Officer and Treasurer (principal financial officer)
/s/ DONALD P. NEWMAN	Vice President, Chief Accounting	December 10, 2004
Donald P. Newman	Officer and Controller (principal accounting officer)
/s/ HARLAN F. SEYMOUR	Chairman of the Board and Director	December 10, 2004
Harlan F. Seymour
/s/ ROGER K. ALEXANDER	Director	December 10, 2004
Roger K. Alexander
/s/ JOHN D. CURTIS	Director	December 10, 2004
John D. Curtis
/s/ JIM D. KEVER	Director	December 10, 2004
Jim D. Kever
/s/ FRANK R. SANCHEZ	Director	December 10, 2004
Frank R. Sanchez
/s/ JOHN E. STOKELY	Director	December 10, 2004
John E. Stokely