Form 10-Q
period 2004-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2005-02-08
CIK 935036

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

                For the quarterly period ended December 31, 2004

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

As of January 28, 2005, there were 39,525,895 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 2,212 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements...........................................   1
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  13
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  24
  Item 4. Controls and Procedures........................................  24

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings..............................................  25
  Items 2, 3, 4 and 5.   Not Applicable.
  Item 6. Exhibits.......................................................  25

  Signature..............................................................  26
  Exhibit Index..........................................................  27









================================================================================




                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Condensed Consolidated Balance Sheets as of December 31, 2004
  and September 30, 2004.................................................   2
Condensed Consolidated Statements of Operations for the three months
  ended December 31, 2004 and 2003.......................................   3
Condensed Consolidated Statements of Cash Flows for the three months
  ended December 31, 2004 and 2003.......................................   4
Notes to Condensed Consolidated Financial Statements.....................   5


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)
                                                                               December 31,  September 30,
                                                                                   2004           2004
                                                                               ------------  -------------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................................... $ 178,317      $ 169,632
  Marketable securities........................................................     8,169              -
  Billed receivables, net of allowances of $2,712 and $2,834, respectively.....    46,008         44,487
  Accrued receivables..........................................................    13,998         11,206
  Recoverable income taxes.....................................................     7,624         11,524
  Deferred income taxes, net...................................................         -            230
  Other........................................................................     7,634          6,901
                                                                                ---------      ---------
    Total current assets.......................................................   261,750        243,980
Property and equipment, net....................................................     7,921          8,251
Software, net..................................................................     1,956          1,454
Goodwill.......................................................................    47,044         46,706
Deferred income taxes, net.....................................................    23,176         22,943
Other..........................................................................     2,586          2,124
                                                                                ---------      ---------
    Total assets............................................................... $ 344,433      $ 325,458
                                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt - financing agreements............................... $   4,256      $   7,027
  Accounts payable.............................................................     6,657          6,974
  Accrued employee compensation................................................    12,205         13,354
  Deferred income taxes........................................................     1,742              -
  Deferred revenue.............................................................    82,517         82,647
  Accrued and other liabilities................................................    12,220          9,890
                                                                                ---------      ---------
    Total current liabilities..................................................   119,597        119,892
Debt - financing agreements....................................................     1,449          2,327
Deferred revenue...............................................................    17,433         15,427
Other..........................................................................       954            851
                                                                                ---------      ---------
    Total liabilities..........................................................   139,433        138,497
                                                                                ---------      ---------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Class A Common Stock, $.005 par value; 50,000,000 shares
    authorized; 39,525,895 and 39,105,484 shares issued at
    December 31, 2004 and September 30, 2004, respectively.....................       198            196
  Treasury stock, at cost, 1,476,145 shares....................................   (35,258)       (35,258)
  Additional paid-in capital...................................................   260,000        254,715
  Accumulated deficit..........................................................    (9,994)       (22,917)
  Accumulated other comprehensive loss, net....................................    (9,946)        (9,775)
                                                                                ---------      ---------
    Total stockholders' equity.................................................   205,000        186,961
                                                                                ---------      ---------
    Total liabilities and stockholders' equity................................. $ 344,433      $ 325,458
                                                                                =========      =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       2


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                                                 Three Months Ended
                                                                                    December 31,
                                                                                --------------------
                                                                                  2004        2003
                                                                                --------    --------
Revenues:
  Software license fees........................................................ $ 47,806    $ 41,233
  Maintenance fees.............................................................   22,080      21,313
  Services.....................................................................   10,720      11,471
                                                                                --------    --------
    Total revenues.............................................................   80,606      74,017
                                                                                --------    --------
Expenses:
  Cost of software license fees................................................    5,906       6,639
  Cost of maintenance and services.............................................   13,836      14,979
  Research and development.....................................................    9,915       9,433
  Selling and marketing........................................................   15,301      13,790
  General and administrative...................................................   13,563      13,668
                                                                                --------    --------
    Total expenses.............................................................   58,521      58,509
                                                                                --------    --------
Operating income...............................................................   22,085      15,508
                                                                                --------    --------
Other income (expense):
  Interest income..............................................................      584         523
  Interest expense.............................................................     (168)       (531)
  Other, net...................................................................   (1,247)      2,205
                                                                                --------    --------
    Total other income (expense)...............................................     (831)      2,197
                                                                                --------    --------
Income before income taxes.....................................................   21,254      17,705
Income tax provision...........................................................   (8,331)     (7,664)
                                                                                --------    --------
Net income..................................................................... $ 12,923    $ 10,041
                                                                                ========    ========

Earnings per share information:
  Weighted average shares outstanding:
    Basic......................................................................   37,781      36,382
                                                                                ========    ========

    Diluted....................................................................   38,552      37,641
                                                                                ========    ========

  Earnings per share:
    Basic...................................................................... $   0.34    $   0.28
                                                                                ========    ========

    Diluted.................................................................... $   0.34    $   0.27
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

                                       3


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)


                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                ----------------------
                                                                                   2004         2003
                                                                                ---------    ---------
Cash flows from operating activities:
  Net income................................................................... $  12,923    $  10,041
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...............................................................       988        1,087
    Amortization...............................................................       292          712
    Deferred income taxes......................................................     2,092        1,625
    Tax benefit of stock options exercised.....................................       908        1,578
    Changes in operating assets and liabilities:
      Billed and accrued receivables, net......................................    (2,456)      (4,627)
      Other current and noncurrent assets......................................    (2,371)      (1,512)
      Accounts payable.........................................................      (578)      (2,306)
      Recoverable income taxes.................................................     3,900        2,354
      Deferred revenue.........................................................    (1,285)       1,202
      Other current and noncurrent liabilities.................................       601          945
                                                                                ---------    ---------
        Net cash provided by operating activities..............................    15,014       11,099
                                                                                ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment..........................................      (522)        (439)
  Purchases of software and distribution rights................................      (771)         (98)
  Net increase (decrease) in marketable securities.............................    (8,251)         220
                                                                                ---------    ---------
        Net cash used in investing activities..................................    (9,544)        (317)
                                                                                ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of Class A Common Stock...............................       240          232
  Proceeds from exercises of stock options.....................................     4,108        4,481
  Payments on debt - financing agreements......................................    (3,937)      (5,232)
  Other........................................................................        25         (197)
                                                                                ---------    ---------
        Net cash provided by (used in) financing activities....................       436         (716)
                                                                                ---------    ---------
Effect of exchange rate fluctuations on cash...................................     2,779        1,632
                                                                                ---------    ---------
Net increase in cash and cash equivalents......................................     8,685       11,698
Cash and cash equivalents, beginning of period.................................   169,632      113,986
                                                                                ---------    ---------
Cash and cash equivalents, end of period....................................... $ 178,317    $ 125,684
                                                                                =========    =========

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

Condensed Consolidated Financial Statements

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at December 31, 2004, and for the three months ended December 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except as otherwise discussed herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to current year presentation.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three months ended December 31, 2004, are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2005.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

     Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," as amended by SAB 104, "Revenue Recognition." For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence ("VSOE") of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as maintenance fees (also referred to as postcontract customer support or "PCS") or other products or services, is deferred and subsequently recognized as the products are delivered, or as PCS or other services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

     When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting

Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and the relevant guidance provided by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accounting for services delivered over time (generally in excess of 12 months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

     For software license arrangements in which a significant portion of the fee is due beyond the Company's normal pricing practices, including those in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

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

     In the absence of customer-specific acceptance provisions, software license arrangements generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. If the Company's product history supports an assessment by management that the likelihood of non-acceptance is remote, the Company recognizes revenue when all other criteria of revenue recognition are met.

     For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-specific acceptance criteria or the expiration of the acceptance period. The Company also defers the recognition of revenue on transactions involving less-established or newly released software products that do not have a product history. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer.

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

Marketable Securities

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized.

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three months ended December 31, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                December 31,
                                                            --------------------
                                                              2004        2003
                                                            --------    --------
Net income:
  As reported.............................................. $ 12,923    $ 10,041
  Deduct: stock-based employee compensation expense
    determined under the fair value method for all awards,
    net of related tax effects.............................     (630)       (618)
  Add: stock-based employee compensation expense
    recorded under the intrinsic value method,
    net of related tax effects.............................       20          19
                                                            --------    --------
  Pro forma................................................ $ 12,313    $  9,442
                                                            ========    ========

Earnings per share:
  Basic, as reported....................................... $   0.34    $   0.28
                                                            ========    ========
  Basic, pro forma......................................... $   0.33    $   0.26
                                                            ========    ========

  Diluted, as reported..................................... $   0.34    $   0.27
                                                            ========    ========
  Diluted, pro forma....................................... $   0.32    $   0.25
                                                            ========    ========


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                              2004      2003
                                                             ------    ------
  Expected life.............................................  3.7       4.2
  Interest rate.............................................  3.3%      2.8%
  Volatility................................................   92%       85%
  Dividend yield............................................   --        --


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional future awards are anticipated.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company does not plan to adopt SFAS No. 123R prior to its fourth quarter of fiscal 2005. The Company expects that the adoption of SFAS No. 123R will have a negative impact on the Company's consolidated results of operations. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets," which is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, which will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, is not expected to have a material effect on the Company's financial position or results of operations.

2.  Goodwill and Software

     Changes to the carrying amount of goodwill during the three months ended December 31, 2004 resulted from foreign currency translation adjustments. The carrying amount and accumulated amortization of the Company's intangible assets that were subject to amortization at each balance sheet date, consisting only of software, were as follows (in thousands):

                                                            Dec. 31,   Sept. 30,
                                                              2004       2004
                                                            --------   --------
Internally-developed software.............................. $ 16,170   $ 15,929
Purchased software.........................................   46,905     45,596
                                                            --------   --------
                                                              63,075     61,525
Less: accumulated amortization.............................  (61,119)   (60,071)
                                                            --------   --------
Software, net.............................................. $  1,956   $  1,454
                                                            ========   ========

     Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three months ended December 31, 2004 totaled $0.3 million. Based on capitalized software at December 31, 2004, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2005 and in succeeding fiscal years is as follows (in thousands):

     2005............................................................ $ 659
     2006............................................................   701
     2007............................................................   537
     2008............................................................    58
     Thereafter......................................................     1

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2004 (in thousands):

                                                                     Lease
                                                                  Obligations
                                                                  -----------
   Balance, September 30, 2004...................................    $ 548
   Amounts paid year-to-date during fiscal 2005..................      (16)
                                                                     -----
   Balance, December 31, 2004....................................    $ 532
                                                                     =====

     The liability for lease obligations relates to the abandonment or reduction of office facilities with lease terms ending on various dates through March 2005, net of expected third-party purchases or sub-leases, and an estimated lease termination loss of $0.5 million for the corporate aircraft. The Company continues to seek an exit to the corporate aircraft lease. Final settlement of these obligations may result in adjustments to these liabilities.

4.  Common Stock and Earnings Per Share

     Options to purchase shares of Class A Common Stock ("Common Stock") at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. ("MDL") as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into Common Stock are included in Common Stock for presentation purposes on the December 31, 2004 and September 30, 2004 consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three months ended December 31, 2004 and 2003. Included in Common Stock are 2,212 and 3,645 MDL options, respectively, as of December 31, 2004 and September 30, 2004.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three months ended December 31, 2004 and 2003, which amounted to 771,000 and 1,259,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for the three months ended December 31, 2004 and 2003, were antidilutive shares totaling 633,000 and 806,000, respectively, because the exercise prices of the corresponding stock options were greater than the average market price of the Company's common shares during the respective periods.

5.  Comprehensive Income/Loss

     The Company's components of other comprehensive income were as follows (in thousands):

                                                            Three Months Ended
                                                               December 31,
                                                           -------------------
                                                             2004       2003
                                                           --------   --------
  Net income.............................................  $ 12,923   $ 10,041
  Other comprehensive income (loss):
    Foreign currency translation adjustments.............       (89)    (2,037)
    Change in unrealized investment holding loss:
      Unrealized holding gain (loss) arising
        during the period................................       (82)        79
      Reclassification adjustment for loss included
        in net income ...................................         -         10
                                                           --------   --------
    Comprehensive income.................................  $ 12,752   $  8,093
                                                           ========   ========

     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):


                                                   Foreign     Unrealized    Accumulated
                                                  Currency     Investment       Other
                                                 Translation     Holding    Comprehensive
                                                 Adjustments       Loss     Income (Loss)
                                                 -----------   ----------   -------------
Balance, September 30, 2004...................... $ (9,775)      $    -       $ (9,775)
Fiscal 2005 year-to-date activity................      (89)         (82)          (171)
                                                  --------       ------       --------
Balance, December 31, 2004....................... $ (9,864)      $  (82)      $ (9,946)
                                                  ========       ======       ========

6.  Segment Information

     The Company has three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet. ACI Worldwide is the Company's largest business unit. Its product line includes the Company's most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet products offer high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

     The Company's chief operating decision makers, together with other senior management personnel, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa and Asia/Pacific. Each distribution network has its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. No single customer accounted for more than 10% of the Company's consolidated revenues during the three months ended December 31, 2004 or 2003.

     The following are revenues and operating income for these business units for the periods indicated (in thousands):

                                                     Three Months Ended
                                                        December 31,
                                                    -------------------
                                                      2004       2003
                                                    --------   --------
    Revenues:
      ACI Worldwide................................ $ 63,945   $ 57,716
      Insession Technologies.......................    9,509      8,450
      IntraNet.....................................    7,152      7,851
                                                    --------   --------
                                                    $ 80,606   $ 74,017
                                                    ========   ========

    Operating income:
      ACI Worldwide................................ $ 18,165   $ 12,100
      Insession Technologies.......................    2,809      1,813
      IntraNet.....................................    1,111      1,595
                                                    --------   --------
                                                    $ 22,085   $ 15,508
                                                    ========   ========

7.  Income Taxes

     It is the Company's policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

     The effective tax rate for the first quarter of fiscal 2005 was approximately 39.2% as compared to 43.3% for the same period of fiscal 2004. The effective tax rate for the first quarter of fiscal 2005 improved over the same period of fiscal 2004 due to more recognizable foreign net operating losses in foreign companies. The effective tax rate for the first quarter of fiscal 2004 was primarily impacted by recognition of research and development credits, extraterritorial income exclusion benefits and expected utilization of foreign tax credits and the non-recognition of tax benefits for operating losses in certain foreign locations. While certain of these benefits are limited by the introduction of the American Jobs Creation Act of 2004 (see discussion below), the majority of these benefits continued to be available in the first quarter of fiscal 2005.

The American Jobs Creation Act of 2004 (the "Jobs Act").

     On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years.

     The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in years after 2006.

     The Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income," not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

     The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The Company currently intends to reinvest foreign earnings indefinitely and accordingly, under APB Opinion No. 23, "Accounting for Income Taxes - Special Areas," has not recorded deferred tax liabilities for unpatriated foreign earnings. However, the Company will continue to analyze the potential tax impact should it elect to repatriate foreign earnings pursuant to the Jobs Act.

8.  Contingencies

Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would be likely to have a material adverse effect on the Company's financial condition or results of operations.

     Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the "Court") against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees' Retirement System designated as the Lead Plaintiff. The First Amended Consolidated Class Action Complaint, filed on June 30, 2003 (the "Consolidated Complaint"), alleges that during the purported class period, the Company and the named defendants misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company's President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. The parties have commenced discovery.

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

     Federal Derivative Litigation. On January 27, 2005, Norbert C. Abel, as Trustee on behalf of the Norbert C. Abel Trust, instituted a derivative action in federal District Court for the District of Nebraska against Gregory Derkacht, Seymour F. Harlan (sic), Roger K. Alexander, Jim D. Kever, Frank R. Sanchez, Jim Kerr, Charles E. Noell, III, Gregory J. Duman, Larry G. Fendley, William E. Fisher, Dwight Hanson, and David C. Russell, as individual defendants, and the Company, as nominal defendant (the "Abel matter"). The suit is a stockholder derivative action that contains virtually the same factual allegations as contained in the class action litigation described above. In addition, the suit alleges that the individual defendants breached fiduciary duties by failing to establish and maintain adequate accounting controls and, as to defendants Fisher, Russell, Duman, Fendley, Hanson and Derkacht, for breach of fiduciary duty and unjust enrichment based upon their receipt of salaries, bonuses and stock options based upon the Company's alleged false performance. The Complaint alleges Jim Kerr was a director of TSA. However, TSA has no record of an individual by the name of Jim Kerr ever having served as a director. As of this date, none of the defendants have been served with the Complaint. If the plaintiff effects service, the defendants intend to seek a stay of the Abel matter pending an outcome of the class action litigation, further intend to file a motion to dismiss the Complaint, and otherwise intend to vigorously defend the suit. Plaintiff does not specify what damages the Company has purportedly suffered, but does allege that the amount in controversy exceeds $75,000, as it must in order to maintain the action in federal court based upon diversity of citizenship.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," "the Company is well positioned," and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They may be based on inaccurate assumptions or may not adequately account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company's actual future results may vary materially from the results expressed or implied in the Company's forward-looking statements. The cautionary statements in this report expressly qualify all of the Company's forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed below in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect the Company's Future Results or the Market Price of the Company's Common Stock."

Overview

     The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets. Accordingly, the Company's business and operating results are influenced by trends such as information technology spending levels, the growth rate of the e-payments industry and changes in the number and type of customers in the financial services industry. Most of the Company's products are sold and supported through distribution networks covering three geographic regions - the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks.

     Several factors related to the Company's business may have a significant impact on its operating results from quarter to quarter. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as maturity of the product sold, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of the Company's products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. In addition, while the Company's contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the Company's recognition of gains or losses for that period.

     Certain industry-specific trends may also impact the Company's operating results from quarter to quarter. For example, ATM deployment and transaction volumes are declining in the U.S. while ATM markets outside the U.S. are growing. The Company cannot determine with certainty how this changing mix of ATM usage may impact the Company's future financial results. Point-of-sale debit transaction volumes are increasing and this may result in increased sales of the Company's e-payment solutions. Additionally, increased levels of fraud and identity theft may result in increased demand for the Company's fraud detection and payment authorization products. Increasing regulatory requirements imposed upon financial services companies, and other companies utilizing e-payment solutions, may also drive increased demand for certain of the Company's products.

     Consolidation activity among financial institutions has increased in recent years. While it is difficult to assess the impact of this consolidation activity, management believes that recent consolidation activity may have negatively impacted the Company's financial results. Continuing consolidation activity may negatively impact the Company throughout fiscal 2005. While all three of the Company's business units are affected by this consolidation activity, the Company's IntraNet business unit is particularly impacted because its customer base is concentrated within the largest financial institutions, which have been party to several of the recently announced consolidations. However, it is difficult to predict to what extent increased consolidation activity will continue, and if it does, whether it will have an overall long-term positive or negative impact on the Company's future operating results. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company's products and services. Consolidation of two of the Company's customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company's products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of the Company's products, the Company's revenue would decline. Conversely, the Company could benefit from the combination of a non-customer and a customer when the combined entity continues usage of the Company's products and, as a larger combined entity, increases its demand for the Company's products and services.

     The Company continues to evaluate strategies intended to improve its overall effective tax rate. The Company's degree of success in this regard and related acceptance by taxing authorities of tax positions taken, as well as changes to tax laws in the United States and in various foreign jurisdictions, could cause the Company's effective tax rate to fluctuate from period to period.

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

     The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1 to the consolidated financial statements for a further discussion of revenue recognition and other significant accounting policies.

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

     In recent years, the Company's sales focus has shifted from its more-established ("mature") products to its newer BASE24-es product, its Payments Management products and other less-established (collectively referred to as "newer") products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in current period revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and the Company determines that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow the Company to recognize revenues from sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, provided all other revenue recognition criteria have been met.

     When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time (generally in excess of 12 months) is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue under the contract exclude amounts due under extended payment terms.

Provision for Doubtful Accounts

     The Company maintains a general allowance for doubtful accounts based on its historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in its accounts receivable. In estimating the necessary level of its allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of the Company's customers, economic conditions within the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which the Company has a number of customers, additional provisions for doubtful accounts may be recorded to reserve for potential future losses. Any such additional provisions would reduce operating income in the periods in which they were recorded.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company does not plan to adopt SFAS No. 123R prior to its fourth quarter of fiscal 2005. The Company expects that the adoption of SFAS No. 123R will have a negative impact on the Company's consolidated results of operations. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets," which is an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, which will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, is not expected to have a material effect on the Company's financial position or results of operations.

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

                                                     Three Months Ended
                                                        December 31,
                                                    -------------------
                                                      2004       2003
                                                    --------   --------
    Revenues:
      ACI Worldwide................................ $ 63,945   $ 57,716
      Insession Technologies.......................    9,509      8,450
      IntraNet.....................................    7,152      7,851
                                                    --------   --------
                                                    $ 80,606   $ 74,017
                                                    ========   ========

    Operating income:
      ACI Worldwide................................ $ 18,165   $ 12,100
      Insession Technologies.......................    2,809      1,813
      IntraNet.....................................    1,111      1,595
                                                    --------   --------
                                                    $ 22,085   $ 15,508
                                                    ========   ========

Backlog

     Included in backlog are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenue will occur within the next 12 months. Recurring backlog includes all monthly license fees, maintenance fees and facilities management fees. Non-recurring backlog includes other software license fees and services.

     The following table sets forth the Company's recurring and non-recurring backlog, by business unit, as of December 31, 2004 (in thousands):

                                    Recurring   Non-Recurring     Total
                                    ---------   -------------   ---------
  ACI Worldwide.................... $ 136,661     $  47,376     $ 184,037
  Insession Technologies...........    21,906         7,737        29,643
  IntraNet, Inc....................    12,338         4,376        16,714
                                    ---------     ---------     ---------
                                    $ 170,905     $  59,489     $ 230,394
                                    =========     =========     =========

     Customers may request that their contracts be renegotiated or terminated due to a number of factors, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month period.

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                         Three Months Ended December 31,
                                      -------------------------------------
                                             2004                2003
                                      -----------------   -----------------
                                                 % of                % of
                                       Amount   Revenue    Amount   Revenue
                                      --------  -------   --------  -------
Revenues:
  Initial license fees (ILFs)........ $ 29,533    36.6%   $ 20,198    27.3%
  Monthly license fees (MLFs)........   18,273    22.7      21,035    28.4
                                      --------  -------   --------  -------
  Software license fees..............   47,806    59.3      41,233    55.7
  Maintenance fees...................   22,080    27.4      21,313    28.8
  Services...........................   10,720    13.3      11,471    15.5
                                      --------  -------   --------  -------
    Total revenues...................   80,606   100.0      74,017   100.0
                                      --------  -------   --------  -------
Expenses:
  Cost of software license fees......    5,906     7.3       6,639     9.0
  Cost of maintenance and services...   13,836    17.2      14,979    20.2
  Research and development...........    9,915    12.3       9,433    12.8
  Selling and marketing..............   15,301    19.0      13,790    18.6
  General and administrative.........   13,563    16.8      13,668    18.5
                                      --------  -------   --------  -------
    Total expenses...................   58,521    72.6      58,509    79.1
                                      --------  -------   --------  -------
Operating income.....................   22,085    27.4      15,508    20.9
                                      --------  -------   --------  -------
Other income (expense):
  Interest income....................      584     0.7         523     0.7
  Interest expense...................     (168)   (0.2)       (531)   (0.7)
  Other, net.........................   (1,247)   (1.5)      2,205     3.0
                                      --------  -------   --------  -------
    Total other income (expense).....     (831)   (1.0)      2,197     3.0
                                      --------  -------   --------  -------
Income before income taxes...........   21,254    26.4      17,705    23.9
Income tax provision.................   (8,331)  (10.4)     (7,664)  (10.3)
                                      --------  -------   --------  -------
Net income........................... $ 12,923    16.0%   $ 10,041    13.6%
                                      ========  =======   ========  =======

     Revenues. Total revenues for the first quarter of fiscal 2005 increased $6.6 million, or 8.9%, as compared to the same period of fiscal 2004. The three-month increase is the result of a $6.6 million, or 15.9%, increase in software license fee revenues and a $0.8 million, or 3.6%, increase in maintenance fee revenues, offset by a $0.8 million, or 6.5%, decrease in services revenues.

     For the first quarter of fiscal 2005, as compared to the same period of fiscal 2004, ACI Worldwide's software license fee revenues increased by $5.0 million. This increase resulted from a sales mix during the current quarter that was more heavily weighted toward the BASE24 product line, including a significant license renewal in the Americas region, allowing an increased comparative percentage of sales to be recognized as revenues during the quarter rather than being deferred, as well as recognition of software license fees from a significant BASE24-es application. As previously disclosed, there was also a significant license renewal that occurred within the EMEA region during the first quarter of fiscal 2004 which resulted in an increase in ACI Worldwide's software license fee revenues during that quarter. Insession Technologies' software license fee revenues were $0.9 million higher for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004, primarily due to increased activity related to its transactional data management products. For the first quarter of fiscal 2005, as compared to the same period of fiscal 2004, IntraNet's software license fee revenues increased by $0.7 million, primarily due to a large Money Transfer System ("MTS") product contract extension that was recognized during the current period.

     The increase in maintenance fee revenues during the first quarter of fiscal 2005 as compared to the same period of fiscal 2004 is primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies' business units.

     The decrease in services revenues for the first quarter of fiscal 2005 as compared to the same period of fiscal 2004 resulted primarily from a decrease in IntraNet services revenues. Since the majority of IntraNet's MTS customers have successfully completed their migration from the HP AlphaServer-based MTS product (previously referred to as the Digital VAX-based MTS product) to the IBM sSeries-based MTS product (previously referred to as the RS6000-based MTS product), corresponding services revenues associated with the migration process have declined.

     Expenses. Total operating expenses for the first quarter of fiscal 2005 were comparable to the same period of fiscal 2004.

     Cost of software license fees for the first quarter of fiscal 2005 decreased $0.7 million, or 11.0%, as compared to the same period of fiscal 2004. The decrease in cost of software license fees was primarily due to higher than usual commissions paid to distributors of the Company's products during the first quarter of fiscal 2004.

     Cost of maintenance and services for the first quarter of fiscal 2005 decreased $1.1 million, or 7.6%, as compared to the same period of fiscal 2004. The decrease in cost of maintenance and services was primarily due to higher than usual third-party royalty fees during the first quarter of fiscal 2004 and a reduction in compensation-related expenses during the first quarter of fiscal 2005 as compared to the same period of fiscal 2004 resulting from the shift of certain personnel to installation services associated with increasing sales of newer products such as the Company's BASE24-es product. These decreases were offset by higher expenses in the first quarter of fiscal 2005 resulting from changes in foreign currency exchange rates.

     R&D costs for the first quarter of fiscal 2005 increased $0.5 million, or 5.1%, as compared to the same period of fiscal 2004. The increase in R&D costs resulted primarily from higher expenses resulting from changes in foreign currency exchange rates and increased personnel assigned to R&D activities.

     Selling and marketing costs for the first quarter of fiscal 2005 increased $1.5 million, or 11.0%, as compared to the same period of fiscal 2004. The increase in selling and marketing costs was primarily due to higher expenses resulting from changes in foreign currency exchange rates, primarily in the EMEA region, as well as increases in travel-related expenses.

     General and administrative costs for the first quarter of fiscal 2005 were comparable to the same period of fiscal 2004.

     Other Income and Expense. Interest expense for the first quarter of fiscal 2005 decreased $0.4 million, or 68.4%, as compared to the same period of fiscal 2004. This decrease in interest expense is attributable to reductions in debt from financing agreements (balances of $5.7 million and $19.7 million at December 31, 2004 and 2003, respectively).

     Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for the first quarter of fiscal 2005 was $1.2 million as compared to other income for the same period of fiscal 2004 of $2.2 million. This variance is primarily due to foreign currency gains and losses, with the Company realizing $1.2 million in net losses during the first quarter of fiscal 2005 as compared to $2.4 million in net gains during the first quarter of fiscal 2004.

     Income Taxes. It is the Company's policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

     The effective tax rate for the first quarter of fiscal 2005 was approximately 39.2% as compared to 43.3% for the same period of fiscal 2004. The effective tax rate for the first quarter of fiscal 2005 improved over the same period of fiscal 2004 due to more recognizable foreign net operating losses in foreign companies. The effective tax rate for the first quarter of fiscal 2004 was primarily impacted by recognition of research and development credits, extraterritorial income exclusion benefits and expected utilization of foreign tax credits and the non-recognition of tax benefits for operating losses in certain foreign locations. While certain of these benefits are limited by the introduction of the American Jobs Creation Act of 2004 (see discussion below), the majority of these benefits continued to be available in the first quarter of fiscal 2005.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of December 31, 2004, the Company had net deferred tax assets of $21.4 million (net of a $47.9 million valuation allowance). The Company's valuation allowance primarily relates to foreign net operating loss carryforwards and, to a lesser extent, foreign tax credit carryforwards and capital loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards could expire unused due to the Company's historical or projected losses in certain of its foreign subsidiaries. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

     The American Jobs Creation Act of 2004 (the "Jobs Act"). On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years.

     The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in years after 2006.

     The Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income," not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

     The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The Company currently intends to reinvest foreign earnings indefinitely and accordingly, under APB Opinion No. 23, "Accounting for Income Taxes - Special Areas," has not recorded deferred tax liabilities for unpatriated foreign earnings. However, the Company will continue to analyze the potential tax impact should it elect to repatriate foreign earnings pursuant to the Jobs Act.

Liquidity and Capital Resources

     As of December 31, 2004, the Company's principal sources of liquidity consisted of $186.5 million in cash, cash equivalents and marketable securities. In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock. The Company intends to use existing cash and cash equivalents to fund these repurchases. The Company made no repurchases of its Common Stock under this stock repurchase program during the first quarter of fiscal 2005. The Company may also decide to use cash in the future to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

     The Company's net cash flows provided by operating activities for the first quarter of fiscal 2005 amounted to $15.0 million as compared to $11.1 million provided by operating activities during the same period of fiscal 2004. The increase in operating cash flows in first quarter of fiscal 2005 as compared to the same period of fiscal 2004 resulted primarily from increased net income, as well as changes in billed and accrued receivables.

     The Company's net cash flows used in investing activities totaled $9.5 million for the first quarter of fiscal 2005 as compared to $0.3 million used in investing activities during the same period of fiscal 2004. During the first quarter of fiscal 2005, marketable securities increased by $8.2 million and the Company purchased $1.3 million of software, property and equipment. During the first quarter of fiscal 2004, the Company purchased $0.5 million of software, property and equipment.

     The Company's net cash flows provided by financing activities totaled $0.4 million for the first quarter of fiscal 2005 as compared to $0.7 million used in financing activities during the same period of fiscal 2004. In the past, an important element of the Company's cash management program was the factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. In the first quarter of fiscal 2005, the Company made scheduled payments to the third-party financial institutions totaling $3.9 million, which were offset by proceeds of $4.1 million from exercises of stock options. In the first quarter of fiscal 2004, the Company made scheduled payments to the third-party financial institutions totaling $5.2 million, which were partially offset by cash receipts of $4.5 million from exercises of stock options.

     The Company also realized an increase in cash of $2.8 million for the first quarter of fiscal 2005 as compared to $1.6 million during the same period of fiscal 2004 due to foreign exchange rate variances.

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

   o The Company's backlog estimate is based on management's assessment of the customer contracts that exist as of the date the estimate is made. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company's customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month period.

   o The Company issued a press release dated September 28, 2004 announcing Gregory D. Derkacht's plans to retire as the Company's president and chief executive officer ("CEO") not later than June 30, 2006. The Company has commenced a search for Mr. Derkacht's successor and expects to identify such person prior to Mr. Derkacht's retirement. The search, and the related transition period, could divert management attention and resources away from other operational matters. Additionally, there can be no assurance that the Company will be successful in identifying a successor president and CEO that meets the Company's criteria. If a suitable successor is not identified, the resulting uncertainty could adversely affect the Company's business and/or its stock price.

   o In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This revised accounting standard requires most public entities to record noncash compensation expense related to payment for employee services by equity awards, such as stock options, in their financial statements commencing in the first annual or interim period that begins after June 15, 2005. The Company does not plan to adopt this revised accounting standard prior to its fourth quarter of fiscal 2005. The adoption of SFAS No. 123R and the noncash expense that will be recorded thereby will have a negative impact on the Company's results of operations and will reduce the Company's earnings per share. Future grants of stock options, including any grants that may be issued in connection with the hiring of a president and CEO to succeed Mr. Derkacht, will increase the noncash expenses the Company must record, which will further increase the negative impact on the Company's results of operations and earnings per share.

   o The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and other tax liabilities. In addition, the Company has benefitted from, and expects to continue to benefit from, implemented tax-saving strategies. The Company believes that implemented tax-saving strategies comply with applicable tax law. However, taxing authorities could disagree with the Company's positions. If the taxing authorities decided to challenge any of the Company's tax positions and were successful in such challenges, the Company's financial condition and/or results of operations could be adversely affected.

         The Company's tax positions in its amended income tax returns filed for its 1999 through 2002 tax years are the subject of an ongoing examination by the Internal Revenue Service ("IRS"). The Company believes that its tax positions comply with applicable tax law. This examination has resulted in the IRS issuing proposed adjustments, the majority of which relate to the timing of revenue recognition. The IRS could issue additional proposed adjustments that could adversely affect the Company's financial condition and/or results of operations.

         Three of the Company's foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company's tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company's financial condition and/or results of operations.

   o The Company's business is concentrated in the financial services industry, making it susceptible to a downturn in that industry. Consolidation activity among financial institutions has increased in recent years. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company's products and services. Consolidation of two of the Company's customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company's products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of the Company's products, the Company's revenue would decline.

   o No assurance can be given that operating results will not vary from quarter to quarter, and any fluctuations in quarterly operating results may result in volatility in the Company's stock price. The Company's stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector and changing market conditions in the software industry. The Company's stock price may also become volatile, in part, due to developments in the various lawsuits filed against the Company relating to its restatement of prior consolidated financial results.

   o The Company has historically derived a majority of its revenues from international operations and anticipates continuing to do so, and is thereby subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. The Company's exposures resulting from fluctuations in foreign currency exchange rates may change over time as the Company's business evolves and could have an adverse impact on the Company's financial condition and/or results of operations. The Company has not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes. Other potential risks associated with the Company's international operations include difficulties in staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, reduced protection of intellectual property rights, variability of foreign economic conditions, changing restrictions imposed by U.S. export laws, and general economic and political conditions in the countries where the Company sells its products and services.

   o The Company's BASE24-es product is a significant new product for the Company. If the Company is unable to generate adequate sales of BASE24-es, if market acceptance of BASE24-es is delayed, or if the Company is unable to successfully deploy BASE24-es in production environments, the Company's business, financial condition and/or results of operations could be materially adversely affected.

   o Historically, a majority of the Company's total revenues resulted from licensing its BASE24 product line and providing related services and maintenance. Any reduction in demand for, or increase in competition with respect to, the BASE24 product line could have a material adverse effect on the Company's financial condition and/or results of operations.

   o The Company has historically derived a substantial portion of its revenues from licensing of software products that operate on Hewlett-Packard ("HP") NonStop servers. Any reduction in demand for HP NonStop servers, or any change in strategy by HP related to support of its NonStop servers, could have a material adverse effect on the Company's financial condition and/or results of operations.

   o The Company's software products are complex. They may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of the Company's products and a corresponding loss of sales or revenues. Customers depend upon the Company's products for mission-critical applications. Software product errors or failures could subject the Company to product liability, as well as performance and warranty claims, which could materially adversely affect the Company's business, financial condition and/or results of operations.

   o The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. Any acquisition or investment may be subject to a number of risks, including diversion of management time and resources, disruption of the Company's ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company's common stock is issued in consideration for an acquisition or investment, the incurring or assuming of indebtedness or other liabilities in connection with an acquisition, and lack of familiarity with new markets, product lines and competition. The failure to manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

         The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and liabilities relating to these lawsuits, the Company's financial condition, results of operations and cash flows could be materially harmed. The Company's certificate of incorporation provides that it will indemnify, and advance expenses to, its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. The Company's certificate of incorporation authorizes the use of indemnification agreements and the Company enters into such agreements with its directors and certain officers from time to time. These indemnification agreements typically provide for a broader scope of the Company's obligation to indemnify the directors and officers than set forth in the certificate of incorporation. The Company's contractual indemnification obligations under these agreements are in addition to the respective directors' and officers' rights under the certificate of incorporation or under Delaware law.

         Additional related suits against the Company may be commenced in the future. The Company will fully analyze such suits and intends to vigorously defend against them. There is a risk that the above-described litigation, as well as any additional suits, could result in substantial costs and divert management attention and resources, which could adversely affect the Company's business, financial condition and/or results of operations.

   o From time to time, the Company is involved in litigation relating to claims arising out of its operations. Any claims, with or without merit, could be time-consuming and result in costly litigation. Failure to successfully defend against these claims could result in a material adverse effect on the Company's business, financial condition and/or results of operations.

   o Beginning in fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company's annual report on Form 10-K to include (1) a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting, (2) a statement that the Company's independent auditor has issued an attestation report on management's assessment of the Company's internal controls over financial reporting, and (3) a report by the Company's independent auditor on their assessment of the effectiveness of the Company's internal controls over financial reporting. There are no assurances that the Company will discover and remediate all deficiencies in its internal controls, including any significant deficiencies or material weaknesses, as it implements new documentation and testing procedures to comply with the Section 404 reporting requirements. If the Company is unable to remediate such deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company's independent auditor may not be able to conclude that the Company's internal controls over financial reporting are effective. If the Company reports any such deficiencies, negative publicity and/or a decline in the Company's stock price could result.

   o New accounting standards, revised interpretations or guidance regarding existing standards, or changes in the Company's business practices could result in future changes to the Company's revenue recognition or other accounting policies. These changes could have a material adverse effect on the Company's business, financial condition and/or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the three months ended December 31, 2004. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country's local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

     The primary objective of the Company's cash investment policy is to preserve principal without significantly increasing risk. Based on the Company's cash investments and interest rates on these investments at December 31, 2004, a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the Company's financial position, results of operations and/or cash flows.

Item 4.  CONTROLS AND PROCEDURES

     The Company's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, completely and accurately, within the time periods specified in SEC rules and forms.

     No changes occurred in the Company's internal controls over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On January 27, 2005, Norbert C. Abel, as Trustee on behalf of the Norbert
C. Abel Trust, instituted a derivative action in federal District Court for the District of Nebraska against Gregory Derkacht, Seymour F. Harlan (sic), Roger K. Alexander, Jim D. Kever, Frank R. Sanchez, Jim Kerr, Charles E. Noell, III, Gregory J. Duman, Larry G. Fendley, William E. Fisher, Dwight Hanson, and David
C. Russell, as individual defendants, and the Company, as nominal defendant (the "Abel matter"). The suit is a stockholder derivative action that contains virtually the same factual allegations as contained in the class action litigation described in Note 8 to the consolidated financial statements. In addition, the suit alleges that the individual defendants breached fiduciary duties by failing to establish and maintain adequate accounting controls and, as to defendants Fisher, Russell, Duman, Fendley, Hanson and Derkacht, for breach of fiduciary duty and unjust enrichment based upon their receipt of salaries, bonuses and stock options based upon the Company's alleged false performance. The Complaint alleges Jim Kerr was a director of TSA. However, TSA has no record of an individual by the name of Jim Kerr ever having served as a director. As of this date, none of the defendants have been served with the Complaint. If the plaintiff effects service, the defendants intend to seek a stay of the Abel matter pending an outcome of the class action litigation, further intend to file a motion to dismiss the Complaint, and otherwise intend to vigorously defend the suit. Plaintiff does not specify what damages the Company has purportedly suffered, but does allege that the amount in controversy exceeds $75,000, as it must in order to maintain the action in federal court based upon diversity of citizenship.

Item 6.  EXHIBITS

Exhibits

  31.1 * Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 * Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * This certification is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANSACTION SYSTEMS ARCHITECTS, INC.
                                       (Registrant)

Date: February 8, 2005                  By:        /s/ DAVID R. BANKHEAD
                                           -------------------------------------
                                                     David R. Bankhead
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit
 Number    Exhibit Description
-------    -------------------
  31.1 * Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 * Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * This certification is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.