Form 10-Q/A
period 2004-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2005-02-18
CIK 935036

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

As of January 28, 2005, there were 38,049,750 shares of the registrant's Class A Common Stock, par value $.005 per share, outstanding (excluding 1,476,145 shares held as Treasury Stock, and including 2,212 options to purchase shares of the registrant's Class A Common Stock at an exercise price of one cent per share).

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (the "Form 10-Q") is being filed solely to correct an error in the last paragraph on the cover page of the Form 10-Q. The number of shares of the Company's Class A Common Stock outstanding as of January 28, 2005 was shown on the cover page of the Form 10-Q as 39,525,895, and has been corrected on the cover page of this Amendment to read 38,049,750, which number excludes treasury shares. This Amendment does not otherwise amend or change the Form 10-Q, and it does not purport to provide an update or discussion of any developments at the Company subsequent to the filing of the Form 10-Q.




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

Item 6.  EXHIBITS

Exhibits

  31.1 * Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
  31.2 * Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
  31.3 * Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as it pertains to this Form 10-Q/A
  31.4 * Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as it pertains to this Form 10-Q/A
  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

  (1) Incorporated by reference to exhibit of the same number to the registrant's quarterly report on Form 10-Q for the period ended December 31, 2004.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                        (Registrant)

Date: February 17, 2005                 By:        /s/ DAVID R. BANKHEAD
                                           -------------------------------------
                                                     David R. Bankhead
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit
 Number    Exhibit Description
-------    -------------------
  31.1 * Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
  31.2 * Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
  31.3 * Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as it pertains to this Form 10-Q/A
  31.4 * Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as it pertains to this Form 10-Q/A
  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

  (1) Incorporated by reference to exhibit of the same number to the registrant's quarterly report on Form 10-Q for the period ended December 31, 2004.