Form 10-Q
period 2005-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2005-05-10
CIK 935036

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

                 For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 37,691,569 shares of the registrant's Common Stock, par value $.005 per share, outstanding (which includes 2,212 options to purchase shares of the registrant's Common Stock at an exercise price of one cent per share).

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements............................................  1
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 14
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 26
  Item 4.  Controls and Procedures......................................... 26

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................... 27
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 27
  Item 3.  Defaults Upon Senior Securities................................. 28
  Item 4.  Submission of Matters to a Vote of Security Holders............. 28
  Item 5.  Other Information............................................... 28
  Item 6.  Exhibits........................................................ 29

  Signature................................................................ 30
  Exhibit Index............................................................ 31









================================================================================




                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets as of March 31, 2005 and
    September 30, 2004.....................................................  2
  Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004...........................  3
  Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004..........................................  4
  Notes to Condensed Consolidated Financial Statements.....................  5


              TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                                  March 31,    September 30,
                                                                                    2005           2004
                                                                                -----------    -------------
                                                                                (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents....................................................  $  87,499        $ 134,198
  Marketable securities........................................................    108,439           35,434
  Billed receivables, net of allowances of $2,878 and $2,834, respectively.....     52,484           44,487
  Accrued receivables..........................................................      7,821           11,206
  Recoverable income taxes.....................................................      3,462           11,524
  Deferred income taxes, net...................................................          -              230
  Other........................................................................      8,565            6,901
                                                                                 ---------        ---------
    Total current assets.......................................................    268,270          243,980
Property and equipment, net....................................................      7,974            8,251
Software, net..................................................................      1,861            1,454
Goodwill.......................................................................     46,905           46,706
Deferred income taxes, net.....................................................     28,999           22,943
Other..........................................................................      2,941            2,124
                                                                                 ---------        ---------
    Total assets...............................................................  $ 356,950        $ 325,458
                                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt - financing agreements...............................  $   3,799        $   7,027
  Accounts payable.............................................................      7,856            6,974
  Accrued employee compensation................................................     12,397           13,354
  Deferred income taxes, net...................................................        363                -
  Deferred revenue.............................................................     89,491           82,647
  Accrued and other liabilities................................................     10,601            9,890
                                                                                 ---------        ---------
    Total current liabilities..................................................    124,507          119,892
Debt - financing agreements....................................................        807            2,327
Deferred revenue...............................................................     16,348           15,427
Other..........................................................................      1,314              851
                                                                                 ---------        ---------
    Total liabilities..........................................................    142,976          138,497
                                                                                 ---------        ---------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares
    issued and outstanding at March 31, 2005 and September 30, 2004............          -                -
  Common Stock, $.005 par value; 70,000,000 shares authorized; 39,920,983 and 39,105,484 shares issued at March 31, 2005 and September 30, 2004,
    respectively...............................................................        200              196
  Treasury stock, at cost; 1,827,209 and 1,476,145 shares at March 31, 2005
    and September 30, 2004, respectively.......................................    (43,293)         (35,258)
  Additional paid-in capital...................................................    265,763          254,715
  Retained earnings (accumulated deficit)......................................      1,199          (22,917)
  Accumulated other comprehensive loss, net....................................     (9,895)          (9,775)
                                                                                 ---------        ---------
    Total stockholders' equity.................................................    213,974          186,961
                                                                                 ---------        ---------
    Total liabilities and stockholders' equity.................................  $ 356,950        $ 325,458
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

                                       2


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (unaudited and in thousands, except per share amounts)


                                                Three Months Ended        Six Months Ended
                                                     March 31,                March 31,
                                                -------------------     -------------------
                                                  2005       2004         2005       2004
                                                --------   --------     --------   --------
Revenues:
  Software license fees........................ $ 42,953   $ 42,380     $ 90,759   $ 83,613
  Maintenance fees.............................   22,649     22,370       44,729     43,683
  Services.....................................   10,024     11,777       20,744     23,248
                                                --------   --------     --------   --------
    Total revenues.............................   75,626     76,527      156,232    150,544
                                                --------   --------     --------   --------
Expenses:
  Cost of software license fees................    5,725      6,189       11,631     12,828
  Cost of maintenance and services.............   13,818     14,739       27,654     29,718
  Research and development.....................   10,223      9,572       20,138     19,005
  Selling and marketing........................   15,368     16,127       30,669     29,917
  General and administrative...................   14,449     15,834       28,012     29,502
                                                --------   --------     --------   --------
    Total expenses.............................   59,583     62,461      118,104    120,970
                                                --------   --------     --------   --------
Operating income...............................   16,043     14,066       38,128     29,574
                                                --------   --------     --------   --------
Other income (expense):
  Interest income..............................      864        349        1,448        872
  Interest expense.............................     (137)      (381)        (305)      (912)
  Other, net...................................      255       (131)        (992)     2,074
                                                --------   --------     --------   --------
    Total other income (expense)...............      982       (163)         151      2,034
                                                --------   --------     --------   --------
Income before income taxes.....................   17,025     13,903       38,279     31,608
Income tax provision...........................   (5,832)    (5,927)     (14,163)   (13,591)
                                                --------   --------     --------   --------
Net income..................................... $ 11,193   $  7,976     $ 24,116   $ 18,017
                                                ========   ========     ========   ========

Earnings per share information:
  Weighted average shares outstanding:
    Basic......................................   38,121     36,846       37,949     36,613
                                                ========   ========     ========   ========
    Diluted....................................   38,903     38,027       38,731     37,835
                                                ========   ========     ========   ========
  Earnings per share:
    Basic...................................... $   0.29   $   0.22     $   0.64   $   0.49
                                                ========   ========     ========   ========
    Diluted.................................... $   0.29   $   0.21     $   0.62   $   0.48
                                                ========   ========     ========   ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                       3


             TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited and in thousands)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                    2005             2004
                                                                                 ---------        ---------
Cash flows from operating activities:
  Net income...................................................................  $  24,116        $  18,017
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...............................................................      1,945            2,196
    Amortization...............................................................        441            1,333
    Deferred income taxes......................................................     (5,285)           5,063
    Tax benefit of stock options exercised.....................................      2,526            2,865
    Changes in operating assets and liabilities:
      Billed and accrued receivables, net......................................     (3,464)         (11,432)
      Other current and noncurrent assets......................................     (3,325)          (3,447)
      Accounts payable.........................................................        734           (1,489)
      Recoverable income taxes.................................................      8,062              783
      Deferred revenue.........................................................      6,044            6,141
      Other current and noncurrent liabilities.................................     (1,287)           1,509
                                                                                 ---------        ---------
        Net cash provided by operating activities..............................     30,507           21,539
                                                                                 ---------        ---------
Cash flows from investing activities:
  Purchases of property and equipment..........................................     (1,577)          (1,003)
  Purchases of software........................................................       (912)            (170)
  Net (purchases) sales of marketable securities...............................    (73,097)           1,213
                                                                                 ---------        ---------
        Net cash provided by (used in) investing activities....................    (75,586)              40
                                                                                 ---------        ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock.......................................        487              476
  Proceeds from exercises of stock options.....................................      7,892            8,577
  Repurchases of Common Stock..................................................     (7,249)               -
  Payments on debt - financing agreements......................................     (4,984)          (9,733)
  Other........................................................................        397             (291)
                                                                                 ---------        ---------
        Net cash used in financing activities..................................     (3,457)            (971)
                                                                                 ---------        ---------
Effect of exchange rate fluctuations on cash...................................      1,837            2,462
                                                                                 ---------        ---------
Net increase in cash and cash equivalents......................................    (46,699)          23,070
Cash and cash equivalents, beginning of period.................................    134,198           78,959
                                                                                 ---------        ---------
Cash and cash equivalents, end of period.......................................  $  87,499        $ 102,029
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

Condensed Consolidated Financial Statements

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at March 31, 2005, and for the three and six months ended March 31, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except as otherwise discussed herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to current year presentation.

     The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and six months ended March 31, 2005, are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2005.

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     For software license arrangements in which a significant portion of the fee is due beyond the Company's established payment terms, including those in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

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

     For software license arrangements in which the Company permits the customer to vary their software mix, including the right to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the license, provided all other revenue recognition criteria have been met.

     Maintenance Fees. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

     Services. The Company provides various professional services to customers, primarily project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally recognized as the related services are performed. For those arrangements in which services revenue is deferred and the Company determines that the costs of services are recoverable, the costs of providing such services are also deferred and subsequently expensed in proportion to the services revenue as it is recognized.

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

Cash, Cash Equivalents and Marketable Securities

     The Company has reviewed the classification of securities within its investment portfolio and has reclassified its investments in auction rate notes from cash equivalents to marketable securities. Although such auction rate notes are rated as AAA or AA and are traditionally traded via the auction process within a period of three months or less, the Company determined that reclassification was appropriate due to the potential uncertainties inherent with any auction process. This reclassification had no impact on current assets, working capital or reported earnings. However, changes in marketable securities are presented in the investing activities section of the cash flows, resulting in reclassifications within that section of the consolidated statement of cash flows. Marketable securities held by the Company as of March 31, 2005 and September 30, 2004, consisting primarily of the aforementioned auction rate notes, were $108.4 million and $35.4 million, respectively. The Company considers all other highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and follows the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The significant majority of the Company's stock options are subject only to time-based vesting provisions and include exercise prices that are equal to the fair market value of the Company's stock at the time of grant. Consequently, no compensation expense is recorded for such options under the intrinsic value method of APB Opinion No. 25. On March 9, 2005, the Company granted 400,000 stock options to Mr. Philip G. Heasley, President, Chief Executive Officer and Director of the Company, that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. Pursuant to the requirements of the intrinsic value method of APB Opinion No. 25, the Company will record compensation expense when it becomes probable that the target stock price will be achieved. At March 31, 2005, no compensation expense has been recorded for this grant of stock options.

     The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three and six months ended March 31, 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share amounts):

                                                        Three Months Ended       Six Months Ended
                                                             March 31,               March 31,
                                                        -------------------     -------------------
                                                          2005       2004         2005       2004
                                                        --------   --------     --------   --------
Net income:
  As reported.......................................... $ 11,193   $  7,976     $ 24,116   $ 18,017
  Deduct: stock-based employee compensation
    expense determined under the fair value method
    for all awards, net of related tax effects.........     (663)      (594)      (1,293)    (1,212)
  Add: stock-based employee compensation expense
    recorded under the intrinsic value method,
    net of related tax effects.........................       76         33           95         52
                                                        --------   --------     --------   --------
Pro forma.............................................. $ 10,606   $  7,415     $ 22,918   $ 16,857
                                                        ========   ========     ========   ========

Earnings per share:
  Basic, as reported................................... $   0.29   $   0.22     $   0.64   $   0.49
                                                        ========   ========     ========   ========
  Basic, pro forma..................................... $   0.28   $   0.20     $   0.60   $   0.46
                                                        ========   ========     ========   ========

  Diluted, as reported................................. $   0.29   $   0.21     $   0.62   $   0.48
                                                        ========   ========     ========   ========
  Diluted, pro forma................................... $   0.27   $   0.19     $   0.59   $   0.45
                                                        ========   ========     ========   ========

     As noted above, the Company has issued options that vest over time as well as options that vest upon the Company's stock achieving a stated market price level in the future. With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:


                                              Three Months Ended     Six Months Ended
                                                   March 31,             March 31,
                                              ------------------   ------------------
                                                2005      2004       2005      2004
                                               ------    ------     ------    ------
      Expected life..........................   4.1       3.9        4.1       4.1
      Interest rate..........................   4.0%      2.4%       4.0%      2.6%
      Volatility.............................    46%       85%        47%       85%
      Dividend yield.........................    --        --         --        --


     For purposes of SFAS No. 123, in order to determine the grant date fair value of the 400,000 options granted to Mr. Heasley that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company's historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company's stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. With respect to options granted that vest based on the achievement of certain marcket conditions, the grant date fair value of such options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                              Three Months Ended     Six Months Ended
                                                   March 31,             March 31,
                                              ------------------   ------------------
                                                2005      2004       2005      2004
                                               ------    ------     ------    ------
      Expected life..........................   5.5       N/A        5.5       N/A
      Interest rate..........................   4.2%      N/A        4.2%      N/A
      Volatility.............................    46%      N/A         46%      N/A
      Dividend yield.........................    --        --        --         --


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The assumptions used above in the Black-Scholes option-pricing model and the Monte Carlo simulation model, and the results of the Monte Carlo simulation model relating to stock price appreciation, are not the Company's estimate or projection of future market conditions or stock prices. The Company's actual future stock prices could differ materially. Additional future awards are anticipated.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period as of the first interim or annual period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment," which includes recognition, measurement and disclosure guidance for companies as they begin to implement SFAS No. 123R. SAB 107 does not modify any of SFAS No. 123R's conclusions or requirements. In April 2005, the SEC issued a new rule that allows companies to implement the provisions of SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company does not plan to adopt SFAS No. 123R prior to its first quarter of fiscal 2006. The adoption of SFAS No. 123R is expected to have a negative impact on the Company's consolidated results of operations and earnings per share. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

2.  Goodwill and Software

     Changes to the carrying amount of goodwill during the first six months of fiscal 2005 resulted from foreign currency translation adjustments. The carrying amount and accumulated amortization of the Company's intangible assets that were subject to amortization at each balance sheet date, consisting only of software, were as follows (in thousands):


                                                       March 31,    Sept. 30,
                                                         2005         2004
                                                      ----------   ----------
   Internally-developed software.....................  $ 16,082     $ 15,929
   Purchased software................................    46,807       45,596
                                                       --------     --------
                                                         62,889       61,525
   Less: accumulated amortization....................   (61,028)     (60,071)
                                                       --------     --------
   Software, net.....................................  $  1,861     $  1,454
                                                       ========     ========


     The Company did not capitalize software development costs during the first six months of fiscal 2005. The increase in carrying amount of internally-developed software resulted primarily from foreign currency translation adjustments. Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and six months ended March 31, 2005 totaled $0.2 million and $0.5 million, respectively. Based on capitalized software at March 31, 2005, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2005 and in succeeding fiscal years is as follows (in thousands):

                                                          Software
                                                        Amortization
                                                        ------------
        2005...........................................    $ 452
        2006...........................................      753
        2007...........................................      584
        2008...........................................       71
        Thereafter.....................................        1

3.  Corporate Restructuring Charges and Asset Impairment Losses

     During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges and asset impairment losses. The following table shows activity related to these exit activities since September 30, 2004 (in thousands):

                                                                    Lease
                                                                 Obligations
                                                                 -----------
   Balance, September 30, 2004...................................   $ 548
   Amounts paid year-to-date during fiscal 2005..................     (31)
   Adjustments to previously recognized liabilities..............     (17)
                                                                    -----
   Balance, March 31, 2005.......................................   $ 500
                                                                    =====

     An estimated lease termination loss of $0.5 million for the corporate aircraft is the only remaining liability at March 31, 2005. The Company continues to seek an exit to the corporate aircraft lease, and final settlement of this obligation may result in adjustments to the liability.

4.  Common Stock, Treasury Stock and Earnings Per Share

     At the Annual Meeting of Stockholders held on March 8, 2005, the Company's stockholders approved a proposal that increased the Company's authorized capital stock; re-designated the Company's Class A Common Stock as "Common Stock" without modification of the rights, preferences or privileges associated with such shares; eliminated the Company's Class A Common Stock and Class B Common Stock; and decreased the number of authorized shares of Preferred Stock.

     Options to purchase shares of Common Stock at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. ("MDL") as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into Common Stock are included in Common Stock for presentation purposes on the March 31, 2005 and September 30, 2004 consolidated balance sheets, and are included in common shares outstanding for earnings per share ("EPS") computations for the three and six months ended March 31, 2005 and 2004. Included in Common Stock are 2,212 and 3,645 MDL options, respectively, as of March 31, 2005 and September 30, 2004.

     In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock. The Company did not make any purchases under its stock repurchase program during the first quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company repurchased 351,064 shares of its Common Stock at an average price of $22.89 per share under this stock repurchase program, with cash paid of $7.2 million by March 31, 2005 and remaining settlements of $0.8 million occurring the first week of April on these repurchased shares. The maximum approximate dollar value of shares that may yet be purchased under the stock repurchase program is $72.0 million as of March 31, 2005. During the month of April 2005, the Company repurchased an additional 402,205 shares of its Common Stock under this stock repurchase program for approximately $8.7 million.

     EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three months ended March 31, 2005 and 2004, which amounted to 782,000 and 1,181,000 shares, respectively, and for the six months ended March 31, 2005 and 2004, which amounted to 782,000 and 1,222,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for the three months ended March 31, 2005 and 2004 were antidilutive options for 839,000 and 802,000 shares, respectively, and for the six months ended March 31, 2005 and 2004 were antidilutive options for 716,000 and 804,000 shares, respectively, because the stock options were for contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market price of the Company's common shares during the respective periods.

5.  Comprehensive Income/Loss

     The Company's components of other comprehensive income were as follows (in thousands):


                                                        Three Months Ended       Six Months Ended
                                                             March 31,               March 31,
                                                        -------------------     -------------------
                                                          2005       2004         2005       2004
                                                        --------   --------     --------   --------
Net income............................................. $ 11,193   $  7,976     $ 24,116   $ 18,017
Other comprehensive income (loss):
  Foreign currency translation adjustments.............       16        314          (73)    (1,723)
  Change in unrealized investment holding loss:
    Unrealized holding gain (loss) arising during
      the period.......................................       35         (2)         (47)        77
    Reclassification adjustment for loss included
      in net income....................................        -         97            -        107
                                                        --------   --------     --------   --------
Comprehensive income................................... $ 11,244   $  8,385     $ 23,996   $ 16,478
                                                        =========  ========     ========   ========


     The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):


                                                              Foreign       Unrealized     Accumulated
                                                             Currency       Investment        Other
                                                            Translation      Holding      Comprehensive
                                                            Adjustments        Loss       Income (Loss)
                                                            -----------    -----------    -------------
Balance, September 30, 2004................................. $ (9,775)       $     -        $ (9,775)
Fiscal 2005 year-to-date activity...........................      (73)           (47)           (120)
                                                             --------        -------        --------
Balance, March 31, 2005..................................... $ (9,848)       $   (47)       $ (9,895)
                                                             ========        =======        ========


6.  Segment Information

     The Company has three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet Worldwide. ACI Worldwide is the Company's largest business unit. Its product line includes the Company's most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet Worldwide products offer high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

     The Company's chief operating decision makers, together with other senior management personnel, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa and Asia/Pacific. Each distribution network has its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. No single customer accounted for more than 10% of the Company's consolidated revenues during the three or six months ended March 31, 2005 or 2004.

     The following are revenues and operating income for these business units for the periods indicated (in thousands):


                                                Three Months Ended        Six Months Ended
                                                     March 31,                March 31,
                                                -------------------     --------------------
                                                  2005       2004         2005        2004
                                                --------   --------     ---------   ---------
Revenues:
  ACI Worldwide................................ $ 58,117    $ 57,875    $ 122,062   $ 115,591
  Insession Technologies.......................   10,166      10,516       19,675      18,966
  IntraNet Worldwide...........................    7,343       8,136       14,495      15,987
                                                --------   --------     ---------   ---------
                                                $ 75,626   $ 76,527     $ 156,232   $ 150,544
                                                ========   ========     =========   =========

Operating income:
  ACI Worldwide................................ $ 11,749   $  9,140     $  29,914   $  21,240
  Insession Technologies.......................    2,954      3,431         5,763       5,244
  IntraNet Worldwide...........................    1,340      1,495         2,451       3,090
                                                --------   --------     ---------   ---------
                                                $ 16,043   $ 14,066     $  38,128   $  29,574
                                                ========   ========     =========   =========


7.  Income Taxes

     It is the Company's policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

     The effective tax rate for the second quarter of fiscal 2005 was approximately 34.3% as compared to 42.6% for the same period of fiscal 2004. The effective tax rate for the first six months of fiscal 2005 was approximately 37.0% as compared to 43.0% for the same period of fiscal 2004. The effective tax rate for the second quarter and first six months of fiscal 2005 was primarily impacted by the utilization of foreign tax credits and foreign taxes levied at an effective rate lower than the US Federal tax rate. In addition, the Company's effective tax rate continues to benefit from the extraterritorial income exclusion. The improvement in the effective rate for the second quarter and first six months of fiscal 2005, as compared to the same periods of fiscal 2004, resulted primarily from increased utilization of foreign net operating losses, lower than expected state income tax expense and decreased federal tax expense related to tax-exempt interest income from municipal bonds.

The American Jobs Creation Act of 2004 (the "Jobs Act").

     On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years.

     The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over the next three years, with 80% of the prior benefit allowed in calendar year 2005, 60% in 2006 and 0% allowed in years after 2006.

     For tax years beginning after December 31, 2004, the Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income," not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

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

     On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class. Discovery is continuing.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," "the Company expects," "the Company plans," "the Company will," "the Company is well positioned," and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, results, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They may be based on inaccurate assumptions or may not adequately account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company's actual future results may vary materially from the results expressed or implied in the Company's forward-looking statements. The cautionary statements in this report expressly qualify all of the Company's forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed below in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect the Company's Future Results or the Market Price of the Company's Common Stock."

Overview

     The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. Most of the Company's products are sold and supported through distribution networks covering three geographic regions - the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. The Company's products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets. Accordingly, the Company's business and operating results are influenced by trends such as information technology spending levels, the growth rate of the e-payments industry and changes in the number and type of customers in the financial services industry.

     Several factors related to the Company's business may have a significant impact on its operating results from quarter to quarter. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of the Company's products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For those arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. In addition, while the Company's contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the Company's recognition of gains or losses for that period.

     Certain industry-specific trends may also impact the Company's operating results from quarter to quarter. For example, growth rates in ATM deployment and transaction volumes are declining to flat in the U.S. while ATM markets outside the U.S. are growing. The Company cannot determine with certainty how this changing mix of ATM usage may impact the Company's future financial results. Point-of-sale debit transaction volumes are increasing and this may result in increased sales of the Company's e-payment solutions. Additionally, increased levels of fraud and identity theft may result in increased demand for the Company's fraud detection and payment authorization products. Increasing regulatory requirements imposed upon financial services companies, and other companies utilizing e-payment solutions, may also drive increased demand for certain of the Company's products.

     Consolidation activity among financial institutions has increased in recent years. While it is difficult to assess the impact of this consolidation activity, management believes that recent consolidation activity may have negatively impacted the Company's financial results. Continuing consolidation activity may negatively impact the Company throughout fiscal 2005. While all three of the Company's business units are affected by this consolidation activity, the Company's IntraNet Worldwide business unit is particularly impacted because its customer base is concentrated within the largest financial institutions, which have been party to several of the recent consolidations. However, it is difficult to predict to what extent increased consolidation activity will continue, and if it does, whether it will have an overall long-term positive or negative impact on the Company's future operating results. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company's products and services. Consolidation of two of the Company's customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company's products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of the Company's products, the Company's revenue would decline. Conversely, the Company could benefit from the combination of a non-customer and a customer when the combined entity continues usage of the Company's products and, as a larger combined entity, increases its demand for the Company's products and services.

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

     In recent years, the Company's sales focus has shifted from its more-established ("mature") products to its newer BASE24-es product, its Payments Management products and other less-established (collectively referred to as "newer") products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in current period revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and the Company determines that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow the Company to recognize revenues from sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.

     When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue under the contract exclude amounts due under extended payment terms.

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

Accounting for Income Taxes

     Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact the Company's overall effective tax rate.

     To the extent recovery of deferred tax assets is not likely, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company was able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Business Units

     The Company's products and services are currently organized within three operating segments, referred to as business units - ACI Worldwide, Insession Technologies and IntraNet Worldwide. The Company's chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The following are revenues and operating income for these business units for the periods indicated (in thousands):


                                                Three Months Ended        Six Months Ended
                                                     March 31,                March 31,
                                                -------------------     --------------------
                                                  2005       2004         2005        2004
                                                --------   --------     ---------   ---------
Revenues:
  ACI Worldwide................................ $ 58,117    $ 57,875    $ 122,062   $ 115,591
  Insession Technologies.......................   10,166      10,516       19,675      18,966
  IntraNet Worldwide...........................    7,343       8,136       14,495      15,987
                                                --------   --------     ---------   ---------
                                                $ 75,626   $ 76,527     $ 156,232   $ 150,544
                                                ========   ========     =========   =========

Operating income:
  ACI Worldwide................................ $ 11,749   $  9,140     $  29,914   $  21,240
  Insession Technologies.......................    2,954      3,431         5,763       5,244
  IntraNet Worldwide...........................    1,340      1,495         2,451       3,090
                                                --------   --------     ---------   ---------
                                                $ 16,043   $ 14,066     $  38,128   $  29,574
                                                ========   ========     =========   =========


Backlog

     Included in backlog are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenues will occur within the next 12 months. Recurring backlog includes all monthly license fees, maintenance fees and facilities management fees. Non-recurring backlog includes other software license fees and services.

     The following table sets forth the Company's recurring and non-recurring backlog, by business unit, as of March 31, 2005 (in thousands):


                                                        Non-
                                         Recurring   Recurring     Total
                                         ---------   ---------   ---------
   ACI Worldwide........................ $ 132,834   $  50,624   $ 183,458
   Insession Technologies...............    22,265       8,119      30,384
   IntraNet Worldwide...................    11,597       5,134      16,731
                                         ---------   ---------   ---------
                                         $ 166,696   $  63,877   $ 230,573
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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period as of the first interim or annual period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment," which included recognition, measurement and disclosure guidance for companies as they begin to implement SFAS No. 123R. SAB 107 does not modify any of SFAS No. 123R's conclusions or requirements. In April 2005, the SEC issued a new rule that allows companies to implement the provisions of SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company does not plan to adopt SFAS No. 123R prior to its first quarter of fiscal 2006. The adoption of SFAS No. 123R is expected to have a negative impact on the Company's consolidated results of operations and earnings per share. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted.

Results of Operations

     The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):


                                          Three Months Ended March 31,           Six Months Ended March 31,
                                      ------------------------------------  ------------------------------------
                                             2005               2004               2005               2004
                                      -----------------  -----------------  -----------------  -----------------
                                                 % of               % of               % of               % of
                                       Amount   Revenue   Amount   Revenue   Amount   Revenue   Amount   Revenue
                                      --------  -------  --------  -------  --------  -------  --------  -------
Revenues:
  Initial license fees (ILFs)........ $ 24,619    32.6%  $ 20,191    26.4%  $ 54,152    34.7%  $ 40,389    26.8%
  Monthly license fees (MLFs)........   18,334    24.2     22,189    29.0     36,607    23.4     43,224    28.7
                                      --------   -----   --------   -----   --------   -----   --------   -----
  Software license fees..............   42,953    56.8     42,380    55.4     90,759    58.1     83,613    55.5
  Maintenance fees...................   22,649    29.9     22,370    29.2     44,729    28.6     43,683    29.0
  Services...........................   10,024    13.3     11,777    15.4     20,744    13.3     23,248    15.5
                                      --------   -----   --------   -----   --------   -----   --------   -----
    Total revenues...................   75,626   100.0     76,527   100.0    156,232   100.0    150,544   100.0
                                      --------   -----   --------   -----   --------   -----   --------   -----
Expenses:
  Cost of software license fees......    5,725     7.6      6,189     8.1     11,631     7.5     12,828     8.5
  Cost of maintenance and services...   13,818    18.3     14,739    19.2     27,654    17.7     29,718    19.8
  Research and development...........   10,223    13.5      9,572    12.5     20,138    12.9     19,005    12.6
  Selling and marketing..............   15,368    20.3     16,127    21.1     30,669    19.6     29,917    19.9
  General and administrative.........   14,449    19.1     15,834    20.7     28,012    17.9     29,502    19.6
                                      --------   -----   --------   -----   --------   -----   --------   -----
    Total expenses...................   59,583    78.8     62,461    81.6    118,104    75.6    120,970    80.4
                                      --------   -----   --------   -----   --------   -----   --------   -----
Operating income.....................   16,043    21.2     14,066    18.4     38,128    24.4     29,574    19.6
                                      --------   -----   --------   -----   --------   -----   --------   -----
Other income (expense):
  Interest income....................      864     1.2        349     0.5      1,448     0.9        872     0.6
  Interest expense...................     (137)   (0.2)      (381)   (0.5)      (305)   (0.2)      (912)   (0.6)
  Other, net.........................      255     0.3       (131)   (0.2)      (992)   (0.6)     2,074     1.4
                                      --------   -----   --------   -----   --------   -----   --------   -----
    Total other income (expense).....      982     1.3       (163)   (0.2)       151     0.1      2,034     1.4
                                      --------   -----   --------   -----   --------   -----   --------   -----
Income before income taxes...........   17,025    22.5     13,903    18.2     38,279    24.5     31,608    21.0
Income tax provision.................   (5,832)   (7.7)    (5,927)   (7.8)   (14,163)   (9.1)   (13,591)   (9.0)
                                      --------   -----   --------   -----   --------   -----   --------   -----
Net income........................... $ 11,193    14.8%  $  7,976    10.4%  $ 24,116    15.4%  $ 18,017    12.0%
                                      ========   =====   ========   =====   ========   =====   ========   =====


     Revenues. Total revenues for the second quarter of fiscal 2005 decreased $0.9 million, or 1.2%, as compared to the same period of fiscal 2004. Total revenues for the first six months of fiscal 2005 increased $5.7 million, or 3.8%, as compared to the same period of fiscal 2004. The three-month decrease is the result of a $1.8 million, or 14.9%, decrease in services revenues, offset by a $0.6 million, or 1.4%, increase in software license fee revenues and a $0.3 million, or 1.2%, increase in maintenance fee revenues. The six-month increase is the result of a $7.2 million, or 8.5%, increase in software license fee revenues and a $1.0 million, or 2.4%, increase in maintenance fee revenues, offset by a $2.5 million, or 10.8%, decrease in services revenues.

     For the first six months of fiscal 2005, as compared to the same period of fiscal 2004, ACI Worldwide's software license fee revenues increased by $6.0 million. This increase resulted from a sales mix during the current six-month period, and primarily in the first quarter, that was more heavily weighted toward the BASE24 product line, including increased license renewals and capacity upgrades in the Americas region, allowing an increased comparative percentage of sales to be recognized as revenues during the quarter rather than being deferred, as well as recognition of software license fees from customer acceptance of a significant BASE24-es application during the first quarter of fiscal 2005. As previously disclosed, there was also a significant license renewal that occurred within the EMEA region during the first quarter of fiscal 2004 which resulted in an increase in ACI Worldwide's software license fee revenues during that quarter. Insession Technologies' software license fee revenues were $0.5 million higher for the first six months of fiscal 2005, as compared to the same period of fiscal 2004, primarily due to increased activity related to its transactional data management products. For the first six months of fiscal 2005, as compared to the same period of fiscal 2004, IntraNet Worldwide's software license fee revenues increased by $0.7 million, primarily due to a large Money Transfer System ("MTS") product contract extension that was recognized during the first quarter of fiscal 2005.

     The increase in maintenance fee revenues during the first six months of fiscal 2005 as compared to the same period of fiscal 2004 is primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies' business units.

     The decrease in services revenues during the second quarter of fiscal 2005, as compared to the same period of fiscal 2004, resulted primarily from decreased ACI Worldwide services revenues. Within this business unit, a greater percentage of services work during the current quarter related to the Company's newer BASE24-es product, which resulted in deferral of the corresponding services revenues until a time whereupon acceptance or first production use of the product occurs. The decrease in services revenues during the first six months of fiscal 2005, as compared to the same period of fiscal 2004, resulted primarily from a decrease in IntraNet Worldwide services revenues, as well as the deferral of ACI Worldwide services revenues during the second quarter as previously discussed. Since all of IntraNet Worldwide's MTS customers have successfully completed their migration from the HP AlphaServer-based MTS product (previously referred to as the Digital VAX-based MTS product) to the IBM sSeries-based MTS product (previously referred to as the RS6000-based MTS product), corresponding services revenues associated with the migration process have declined.

     Expenses. Total operating expenses for the second quarter of fiscal 2005 decreased $2.9 million, or 4.6%, as compared to the same period of fiscal 2004. Total operating expenses for the first six months of fiscal 2005 decreased $2.9 million, or 2.4%, as compared to the same period of fiscal 2004.

     Cost of software license fees for the second quarter of fiscal 2005 decreased $0.5 million, or 7.5%, as compared to the same period of fiscal 2004. Cost of software license fees for the first six months of fiscal 2005 decreased $1.2 million, or 9.3%, as compared to the same period of fiscal 2004. The decreases in cost of software license fees during both the second quarter and first six months of fiscal 2005, as compared to the same periods of fiscal 2004, were primarily due to higher commissions paid to distributors of the Company's products during those periods in fiscal 2004. The Company increased its use of outside contractors within the ACI Worldwide business unit during the second quarter of fiscal 2005, offsetting some of the benefits received from the decrease in distributor commission costs.

     Cost of maintenance and services for the second quarter of fiscal 2005 decreased $0.9 million, or 6.2%, as compared to the same period of fiscal 2004. Cost of maintenance and services for the first six months of fiscal 2005 decreased $2.1 million, or 6.9%, as compared to the same period of fiscal 2004. The decreases in cost of maintenance and services during both the second quarter and first six months of fiscal 2005, as compared to the same periods of fiscal 2004, were primarily due to the deferral of direct and incremental costs related to installation services for the Company's newer BASE24-es product. For arrangements in which services revenues are deferred and the Company determines that the costs of services are recoverable, such costs are deferred and subsequently expensed in proportion to the services revenues as they are recognized. The six-month decrease also resulted from higher third-party royalty fees during the first quarter of fiscal 2004, which were offset by higher expenses in the first six months of fiscal 2005 resulting from changes in foreign currency exchange rates.

     R&D costs for the second quarter of fiscal 2005 increased $0.7 million, or 6.8%, as compared to the same period of fiscal 2004. R&D costs for the first six months of fiscal 2005 increased $1.1 million, or 6.0%, as compared to the same period of fiscal 2004. The increases in R&D costs during both the second quarter and the first six months of fiscal 2005, as compared to the same periods of fiscal 2004, resulted primarily from increased personnel assigned to R&D activities and higher expenses in the first six months of fiscal 2005 resulting from changes in foreign currency exchange rates.

     Selling and marketing costs for the second quarter of fiscal 2005 decreased $0.8 million, or 4.7%, as compared to the same period of fiscal 2004. Selling and marketing costs for the first six months of fiscal 2005 increased $0.8 million, or 2.5%, as compared to the same period of fiscal 2004. The decrease in selling and marketing costs during the second quarter of fiscal 2005, as compared to the same period of fiscal 2004, was primarily due to reduced marketing commissions and other compensation costs in the ACI Worldwide business unit during the second quarter of fiscal 2005 resulting primarily from regional sales mix differences and modified compensation plan structures. The Company restructured certain compensation plan payouts during the past year for sales activity related to items such as license renewals, capacity upgrades and services. The increase in selling and marketing costs during the first six months of fiscal 2005, as compared to the same period of fiscal 2004, was primarily due to higher expenses in the first six months of fiscal 2005 resulting from changes in foreign currency exchange rates, primarily in the EMEA region, as well as increases in travel-related expenses during the first quarter of fiscal 2005.

     General and administrative costs for the second quarter of fiscal 2005 decreased $1.4 million, or 8.7%, as compared to the same period of fiscal 2004. General and administrative costs for the first six months of fiscal 2005 decreased $1.5 million, or 5.1%, as compared to the same period of fiscal 2004. The decreases in general and administrative costs during both the second quarter and first six months of fiscal 2005, as compared to the same periods of fiscal 2004, were primarily due to decreased professional fees for legal, tax and other services, reduced costs of director and officer liability insurance, and a reduction in bad debt expenses.

     Other Income and Expense. Interest income for the second quarter of fiscal 2005 increased $0.5 million, or 147.6%, as compared to the same period of fiscal 2004. Interest income for the first six months of fiscal 2005 increased $0.6 million, or 66.1%, as compared to the same period of fiscal 2004. The increases in interest income during the second quarter and first six months of fiscal 2005, as compared to the same periods of fiscal 2004, are attributable to higher cash balances, marginal increases in interest rates and global consolidation of excess cash amounts into higher yielding investments.

     Interest expense for the second quarter of fiscal 2005 decreased $0.2 million, or 64.0%, as compared to the same period of fiscal 2004. Interest expense for the first six months of fiscal 2005 decreased $0.6 million, or 66.6%, as compared to the same period of fiscal 2004. While no new debt under financing agreements has been incurred by the Company during the past two fiscal years, scheduled payments continue to be made, decreasing outstanding debt balances and corresponding interest expense.

     Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other income for the second quarter of fiscal 2005 was $0.3 million as compared to other expense for the same period of fiscal 2004 of $0.1 million. Other expense for the first six months of fiscal 2005 was $1.0 million as compared to other income for the same period of fiscal 2004 of $2.1 million. These amounts were primarily attributable to foreign currency gains or losses realized by the Company, with minimal other non-operating items incurred during these fiscal periods.

     Income Taxes. It is the Company's policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

     The effective tax rate for the second quarter of fiscal 2005 was approximately 34.3% as compared to 42.6% for the same period of fiscal 2004. The effective tax rate for the first six months of fiscal 2005 was approximately 37.0% as compared to 43.0% for the same period of fiscal 2004. The effective tax rate for the second quarter and first six months of fiscal 2005 was primarily impacted by the utilization of foreign tax credits and foreign taxes levied at an effective rate lower than the US Federal tax rate. In addition, the Company's effective tax rate continues to benefit from the extraterritorial income exclusion. The improvement in the effective rate for the second quarter and first six months of fiscal 2005, as compared to the same periods of fiscal 2004, resulted primarily from increased utilization of foreign tax losses, lower than expected state income tax expense and decreased federal tax expense related to municipal interest income.

     Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of March 31, 2005, the Company had net deferred tax assets of $28.6 million (net of a $51.7 million valuation allowance). The Company's valuation allowance primarily relates to foreign net operating loss carryforwards and, to a lesser extent, foreign tax credit carryforwards and capital loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards could expire unused due to the Company's historical or projected losses in certain of its foreign subsidiaries. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

     The American Jobs Creation Act of 2004 (the "Jobs Act"). On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years.

     The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over the next three years, with 80% of the prior benefit allowed in calendar year 2005, 60% in 2006 and 0% allowed in years after 2006.

     For tax years beginning after December 31, 2004, the Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income," not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. Therefore, the Company expects to benefit from the "manufacturing deduction" beginning in its fiscal year ending September 30, 2006.

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

Liquidity and Capital Resources

     As of March 31, 2005, the Company's principal sources of liquidity consisted of $195.9 million in cash, cash equivalents and marketable securities. In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. The Company did not make any purchases under its stock repurchase program during the first quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company repurchased 351,064 shares of its Common Stock at an average price of $22.89 per share under this stock repurchase program, with cash paid of $7.2 million by March 31, 2005 and remaining settlements of $0.8 million occurring the first week of April on these repurchased shares. The maximum approximate dollar value of shares that may yet be purchased under the stock repurchase program is $72.0 million as of March 31, 2005. During the month of April 2005, the Company repurchased an additional 402,205 shares of its Common Stock under this stock repurchase program for approximately $8.7 million. The Company may also decide to use cash in the future to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

     The Company's net cash flows provided by operating activities for the first six months of fiscal 2005 amounted to $30.5 million as compared to $21.5 million provided by operating activities during the same period of fiscal 2004. The increase in operating cash flows in the first six months of fiscal 2005 as compared to the same period of fiscal 2004 resulted primarily from increased net income, as well as changes in billed and accrued receivables and recoverable income taxes offset by decreases in operating cash flows resulting from changes in deferred income taxes.

     The Company's net cash flows used in investing activities totaled $75.6 million for the first six months of fiscal 2005 as compared to minimal amounts provided by investing activities during the same period of fiscal 2004. During the first six months of fiscal 2005, the Company increased its holdings of marketable securities by $73.1 million and purchased $2.5 million of software, property and equipment. During the first six months of fiscal 2004, the Company purchased $1.2 million of software, property and equipment and received net proceeds from sales of marketable securities of $1.2 million.

     The Company's net cash flows used in financing activities totaled $3.5 million for the first six months of fiscal 2005 as compared to $1.0 million used in financing activities during the same period of fiscal 2004. In the past, an important element of the Company's cash management program was the factoring of future revenue streams, whereby interest in its future monthly license payments under installment or long-term payment arrangements is transferred on a non-recourse basis to third-party financial institutions in exchange for cash. In the first six months of fiscal 2005, the Company made scheduled payments to the third-party financial institutions totaling $5.0 million, used cash of $7.2 million to purchase shares of Common Stock under the Company's stock repurchase program and received proceeds of $7.9 million from exercises of stock options. In the first six months of fiscal 2004, the Company made scheduled payments to the third-party financial institutions totaling $9.7 million and received proceeds of $8.6 million from exercises of stock options.

     The Company also realized an increase in cash of $1.8 million for the first six months of fiscal 2005 as compared to $2.5 million during the same period of fiscal 2004 pertaining to foreign exchange rate variances.

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

   o The Company's backlog estimate is based on management's assessment of the customer contracts that exist as of the date the estimate is made. Included in the backlog estimate are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenues will occur within the next 12 months. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company's customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month period.

   o In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This revised accounting standard requires most public entities to record noncash compensation expense related to payment for employee services by equity awards, such as stock options, in their inancial statements commencing in the first annual or interim period that begins after June 15, 2005. In April 2005, the SEC issued a new rule that allows companies to implement the provisions of SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company does not plan to adopt this revised accounting standard prior to its first quarter of fiscal 2006. The adoption of SFAS No. 123R and the noncash expense that will be recorded thereby will have a negative impact on the Company's results of operations and will reduce the Company's earnings per share. Future grants of stock options will also increase the noncash expenses the Company must record, which will negatively impact the Company's results of operations and earnings per share.

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

         The Company's tax positions in its income tax returns filed for its 1999 through 2003 tax years are the subject of an ongoing examination by the Internal Revenue Service ("IRS"). The Company believes that its tax positions comply with applicable tax law. This examination has resulted in the IRS issuing proposed adjustments, the majority of which relate to the timing of revenue recognition. The IRS could issue additional proposed adjustments that could adversely affect the Company's financial condition and/or results of operations.

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

   o The Company's business is concentrated in the financial services industry, making it susceptible to a downturn in that industry. Consolidation activity among financial institutions has increased in recent years. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may decrease the number of existing and potential customers for the Company's products and services. Consolidation of two of the Company's customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company's products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of the Company's products, the Company's revenues would decline.

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

   o There has been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company anticipates that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that the Company's present and future products infringe upon their intellectual property rights. Third parties may also claim, and the Company is aware that at least one third party has claimed on several occasions, that the third party's intellectual property rights are being infringed by the Company's customers' use of a business process method which utilizes the Company's products in conjunction with other products. Any claim against the Company, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays or require the Company to enter into royalty or licensing agreements. Claims against the Company's customers related to the Company's products, whether or not meritorious, could harm the Company's reputation and reduce demand for its products. The Company could also be required to defend or indemnify its customers against such claims. A successful claim by a third party of intellectual property infringement by the Company could compel the Company to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could adversely affect the Company's business.

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

   o The Company has insurance that provides an aggregate coverage of $20.0 million for the period during which the claims were filed, but cannot evaluate at this time whether such coverage will be available or adequate to cover losses, if any, arising out of these lawsuits. If these policies do not adequately cover expenses and liabilities relating to these lawsuits, the Company's financial condition, results of operations and cash flows could be materially harmed. The Company's certificate of incorporation provides that it will indemnify, and advance expenses to, its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. The Company's certificate of incorporation authorizes the use of indemnification agreements and the Company enters into such agreements with its directors and certain officers from time to time. These indemnification agreements typically provide for a broader scope of the Company's obligation to indemnify the directors and officers than set forth in the certificate of incorporation. The Company's contractual indemnification obligations under these agreements are in addition to the respective directors' and officers' rights under the certificate of incorporation or under Delaware law.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk for the six months ended March 31, 2005. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country's local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

     The primary objective of the Company's cash investment policy is to preserve principal without significantly increasing risk. Based on the Company's cash investments and interest rates on these investments at March 31, 2005, a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the Company's financial position, results of operations and/or cash flows.

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

     No changes occurred in the Company's internal controls over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the year ended September 30, 2004 or in the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 2004 and there were no material developments to such matters.

Plus Tecnologia

     On August 31, 2001, Plus Tecnologia ("Plus") filed a complaint in Circuit Court in the Sixth Judicial Circuit for Pinellas County, Florida against Transaction Systems Architects, Inc., ACI Worldwide Inc., ACI Worldwide (Florida) Inc. n/k/a ACI Worldwide (Texas) LLC, Open Systems Solutions, Inc., the predecessor to ACI Worldwide (Florida) Inc., and ACI Worldwide (Mexico) S.A. de C.V. The complaint alleges breach of contract, breach of non-disclosure agreements, tortious interference with prospective business relationships of Plus and an additional cause of concert of action. Plus has claimed various items of damages, including lost profits in excess of $30,000,000, interest, fees, costs and punitive damages. The Company believes that the complaint is without merit and is vigorously defending this lawsuit.

     On April 21, 2005, the Company filed a Motion for Sanctions seeking to dismiss the complaint with prejudice and to impose sanctions against Plus alleging that Plus has engaged in improper, unfair, unethical and fraudulent actions. The Company has alleged that Plus purposefully, knowingly and willfully engaged in this activity to thwart discovery in these proceedings. An evidentiary hearing on the Company's motion has not yet been scheduled. The Company cannot predict the outcome of this matter; however, at this time, the Company's management does not believe that the outcome will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

     The following table provides information regarding the Company's repurchases of its Common Stock during the second quarter of fiscal 2005:


                                                                  Total       Maximum
                                                                Number of   Approximate
                                                                 Shares     Dollar Value
                                                                Purchased  of Shares that
                                          Total                as Part of    May Yet Be
                                        Number of    Average    Publicly     Purchased
                                         Shares    Price Paid   Announced    Under the
                   Period               Purchased   per Share    Program      Program
--------------------------------------  ---------  ----------  ----------  --------------
 January 1 through January 31, 2005         -           -           -       $ 80,000,000
 February 1 through February 28, 2005       -           -           -       $ 80,000,000
 March 1 through March 31, 2005          351,064     $ 22.89     351,064    $ 71,965,000
                                         -------                 -------
   Total (1)                             351,064     $ 22.89     351,064
                                         =======                 =======
-----------------------------------------------------------------------------------------






   (1) On December 13, 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company.
        Repurchased shares would be returned to the status of authorized but unissued shares of Common Stock. In March 2005, the Company's Board of
        Directors approved a plan under Rule 10b5-1 of the Securities Exchange
        Act of 1934 to facilitate the repurchase of shares of Common Stock under the existing stock repurchase program. Under the Company's Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company's quarterly earnings release. During the second quarter of fiscal 2005, all shares were purchased in open-market transactions.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on March 8, 2005. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.  Election of directors to hold office until the next Annual Meeting of
    Stockholders:

               Nominee                 For               Withheld
        ---------------------       ------------       -----------
         Roger K. Alexander          30,568,338         4,271,003
         John D. Curtis              30,616,759         4,222,582
         Gregory D. Derkacht         30,671,590         4,167,751
         Jim D. Kever                30,645,487         4,193,854
         Harlan F. Seymour           30,574,308         4,265,033
         John E. Stokely             30,545,181         4,294,160

2. Proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 to 70,000,000 shares and otherwise to simplify the capitalization of the Company:

For: 30,976,037  Against: 3,393,031  Abstain: 470,273  Broker Non-Vote:  - 0 -

3. Proposal to amend the Company's Certificate of Incorporation to modernize the Certificate of Incorporation and to provide for certain other clarifying amendments:

For: 29,197,356  Against: 5,154,129  Abstain: 487,856  Broker Non-Vote:  - 0 -

4.  Proposal to adopt the Company's 2005 Equity and Performance Incentive Plan:

For: 23,697,292  Against: 6,236,109  Abstain: 531,861  Broker Non-Vote:4,374,079

5. Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for fiscal 2005:

For: 29,845,938  Against: 4,540,222  Abstain: 453,181  Broker Non-Vote:  - 0 -

Item 5.  OTHER INFORMATION

     Not applicable.

Item 6.  EXHIBITS

Exhibit
  No.                                  Description
-------   ----------------------------------------------------------------------
  3.1 Amended and Restated Certificate of Incorporation of the Company (filed on January 26, 2005 as Annex A to the Company's Proxy Statement for its 2005 Annual Meeting (File No. 000-25346), and incorporated herein by reference)
 10.1     Transaction Systems Architects, Inc. 1999 Employee Stock Purchase
            Plan, as amended February 20, 2001, March 9, 2004 and March 8, 2005
 10.2     Employment Agreement by and between the Company and Philip G. Heasley, dated March 8, 2005 (filed on March 10, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.3     Stock Option Agreement (under the Company's 2005 Equity and
            Performance Incentive Plan) by and between the Company and Philip G. Heasley, dated March 9, 2005 (filed on March 10, 2005 as Exhibit
            10.2 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.4     Change in Control Severance Compensation Agreement by and between the
            Company and Philip G. Heasley, dated March 8, 2005 (filed on March 10, 2005 as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.5     2005 Equity and Performance Incentive Plan (filed on January 26, 2005 as Annex B to the Company's Proxy Statement for its 2005 Annual Meeting (File No. 000-25346), and incorporated herein by reference)
 10.6     Form of Nonqualified Stock Option Agreement - Non-Employee Director
            (under the Company's 2005 Equity and Performance Incentive Plan) (filed on March 10, 2005 as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.7     Amendment to 2002 Non-Employee Director Stock Option Plan, Amendment
            No. 1 to Stock Option Agreement (dated as of May 8, 2002) and Amendment No. 1 to Stock Option Agreement (dated as of March 9,
            2004) (filed on March 10, 2005 as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 31.1     Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2     Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1  *  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2  *  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------
  * This certification is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSACTION SYSTEMS ARCHITECTS, INC.
                                        (Registrant)

Date: May 6, 2005                       By:        /s/ DAVID R. BANKHEAD
                                           -------------------------------------
                                                     David R. Bankhead
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit
  No.                                  Description
-------   ----------------------------------------------------------------------
  3.1 Amended and Restated Certificate of Incorporation of the Company (filed on January 26, 2005 as Annex A to the Company's Proxy Statement for its 2005 Annual Meeting (File No. 000-25346), and incorporated herein by reference)
 10.1     Transaction Systems Architects, Inc. 1999 Employee Stock Purchase
            Plan, as amended February 20, 2001, March 9, 2004 and March 8, 2005
 10.2     Employment Agreement by and between the Company and Philip G. Heasley, dated March 8, 2005 (filed on March 10, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.3     Stock Option Agreement (under the Company's 2005 Equity and
            Performance Incentive Plan) by and between the Company and Philip G. Heasley, dated March 9, 2005 (filed on March 10, 2005 as Exhibit
            10.2 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.4     Change in Control Severance Compensation Agreement by and between the
            Company and Philip G. Heasley, dated March 8, 2005 (filed on March 10, 2005 as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.5     2005 Equity and Performance Incentive Plan (filed on January 26, 2005 as Annex B to the Company's Proxy Statement for its 2005 Annual Meeting (File No. 000-25346), and incorporated herein by reference)
 10.6     Form of Nonqualified Stock Option Agreement - Non-Employee Director
            (under the Company's 2005 Equity and Performance Incentive Plan) (filed on March 10, 2005 as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 10.7     Amendment to 2002 Non-Employee Director Stock Option Plan, Amendment
            No. 1 to Stock Option Agreement (dated as of May 8, 2002) and Amendment No. 1 to Stock Option Agreement (dated as of March 9,
            2004) (filed on March 10, 2005 as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 000-25346) and incorporated herein by reference)
 31.1     Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2     Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1  *  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2  *  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------
  * This certification is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.