Form 10-Q
period 2005-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2005-08-09
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☑ No ☐

As of July 29, 2005, there were 37,172,528 shares of the registrant’s common stock, par value $.005 per share, outstanding (which includes 2,212 options to purchase shares of the registrant’s common stock at an exercise price of one cent per share).

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,015	$134,198
Marketable securities	76,083	35,434
Billed receivables, net of allowances of $2,179 and $2,834, respectively	45,754	44,487
Accrued receivables	6,387	11,206
Recoverable income taxes	-	11,524
Deferred income taxes, net	2,545	230
Other	10,192	6,901
Total current assets	253,976	243,980
Property and equipment, net	8,543	8,251
Software, net	2,053	1,454
Goodwill	46,792	46,706
Deferred income taxes, net	27,668	22,943
Other	3,462	2,124
Total assets	$342,494	$325,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt - financing agreements	$3,202	$7,027
Accounts payable	8,069	6,974
Accrued employee compensation	13,538	13,354
Income taxes payable	3,007	-
Deferred revenue	77,764	82,647
Accrued and other liabilities	11,212	9,890
Total current liabilities	116,792	119,892
Debt - financing agreements	406	2,327
Deferred revenue	19,508	15,427
Other	1,373	851
Total liabilities	138,079	138,497

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and September 30, 2004	-	-
Common stock, $.005 par value; 70,000,000 shares authorized; 39,992,357 and 39,105,484 shares issued at June 30, 2005 and September 30, 2004, respectively	200	196
Treasury stock, at cost; 2,786,955 and 1,476,145 shares at June 30, 2005 and September 30, 2004, respectively	(64,534)	(35,258)
Additional paid-in capital	266,850	254,715
Retained earnings (accumulated deficit)	11,194	(22,917)
Accumulated other comprehensive loss, net	(9,295)	(9,775)
Total stockholders' equity	204,415	186,961
Total liabilities and stockholders' equity	$342,494	$325,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software license fees	$37,656	$37,549	$128,415	$121,162
Maintenance fees	24,938	23,087	69,667	66,770
Services	15,409	11,896	36,153	35,144
Total revenues	78,003	72,532	234,235	223,076

Expenses:
Cost of software license fees	6,539	6,280	18,170	19,108
Cost of maintenance and services	14,102	13,390	41,756	43,108
Research and development	9,704	9,303	29,842	28,308
Selling and marketing	16,183	16,030	46,852	45,947
General and administrative	16,289	14,554	44,301	44,056
Total expenses	62,817	59,557	180,921	180,527
Operating income	15,186	12,975	53,314	42,549

Other income (expense):
Interest income	1,279	354	2,727	1,226
Interest expense	(102)	(284)	(407)	(1,196)
Other, net	(453)	995	(1,445)	3,069
Total other income (expense)	724	1,065	875	3,099

Income before income taxes	15,910	14,040	54,189	45,648
Income tax (provision) benefit	(5,915)	4,622	(20,078)	(8,969)
Net income	$9,995	$18,662	$34,111	$36,679

Earnings per share information:
Weighted average shares outstanding:
Basic	37,576	37,277	37,825	36,833
Diluted	38,312	38,352	38,598	38,009

Earnings per share:
Basic	$0.27	$0.50	$0.90	$1.00
Diluted	$0.26	$0.49	$0.88	$0.97

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$34,111	$36,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,869	3,212
Amortization	714	1,839
Loss on sale of marketable securities	-	107
Deferred income taxes	(7,007)	(4,135)
Tax benefit of stock options exercised	2,736	4,001
Changes in operating assets and liabilities:
Billed and accrued receivables, net	4,325	(3,751)
Other current and noncurrent assets	(4,436)	(4,232)
Accounts payable	1,025	(1,078)
Recoverable income taxes	14,531	1,551
Deferred revenue	(1,490)	7,433
Other current and noncurrent liabilities	1,086	3,028
Net cash provided by operating activities	48,464	44,654

Cash flows from investing activities:
Purchases of property and equipment	(3,170)	(2,099)
Purchases of software	(1,347)	(454)
Net (purchases) sales of marketable securities	(40,709)	1,221
Net cash used in investing activities	(45,226)	(1,332)

Cash flows from financing activities:
Proceeds from issuance of common stock	736	719
Proceeds from exercises of stock options	8,489	12,231
Repurchases of common stock	(28,897)	-
Payments on debt - financing agreements	(5,943)	(13,092)
Other	402	(474)
Net cash used in financing activities	(25,213)	(616)

Effect of exchange rate fluctuations on cash	792	2,013
Net increase (decrease) in cash and cash equivalents	(21,183)	44,719
Cash and cash equivalents, beginning of period	134,198	78,959
Cash and cash equivalents, end of period	$113,015	$123,678

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

Condensed Consolidated Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at June 30, 2005, and for the three and nine months ended June 30, 2005 and 2004, are unaudited and reflect all adjustments (consisting of normal recurring adjustments except as otherwise discussed herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to current year presentation.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and nine months ended June 30, 2005, are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2005.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as maintenance fees (also referred to as postcontract customer support or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered, or as PCS or other services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting

Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and the relevant guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accounting for services delivered over time under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue under the contract exclude amounts due under extended payment terms. In certain cases, the Company provides its customers with extended terms where payment is deferred beyond when the services are rendered. Because the Company is unable to demonstrate a history of enforcing payment terms under such arrangements without granting concessions, the Company excludes revenues due on extended payment terms from its current percentage-of-completion computation because it cannot be presumed that those fees are fixed or determinable.

For software license arrangements in which a significant portion of the fee is due beyond the Company’s established payment terms, including those in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company's products, VSOE of the fair value of PCS is determined by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license and whether the PCS renewal rate is significantly below the Company's normal pricing practices.

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

For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-specific acceptance criteria or the expiration of the acceptance period. The Company also defers the recognition of revenue on transactions involving less-established or newly released software products that do not have an established history of customer acceptance without making concessions. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer.

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

Cash, Cash Equivalents and Marketable Securities

The Company has reviewed the classification of securities within its investment portfolio and has reclassified its investments in auction rate notes from cash equivalents to marketable securities. Although such auction rate notes are rated as AAA or AA and are traditionally traded via the auction process within a period of three months or less, the Company determined that reclassification was appropriate due to the potential uncertainties inherent with any auction process. This reclassification had no impact on current assets, working capital or reported earnings. However, changes in marketable securities are presented in the investing activities section of the cash flows, resulting in reclassifications within that section of the consolidated statement of cash flows. Marketable securities held by the Company as of June 30, 2005 and September 30, 2004, consisting primarily of the aforementioned auction rate notes, were $76.1 million and $35.4 million, respectively. The Company considers all other highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized.

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The significant majority of the Company’s stock options are subject only to time-based vesting provisions and include exercise prices that are equal to the fair market value of the Company’s stock at the time of grant. Consequently, no compensation expense is recorded for such options under the intrinsic value method of APB Opinion No. 25. On March 9, 2005, the Company granted 400,000 stock options to Mr. Philip G. Heasley, President,

Chief Executive Officer and Director of the Company, that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. Pursuant to the requirements of the intrinsic value method of APB Opinion No. 25, the Company will record compensation expense when it becomes probable that the target stock price will be achieved. At June 30, 2005, no compensation expense has been recorded for this grant of stock options.

The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three and nine months ended June 30, 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$9,995	$18,662	$34,111	$36,679
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(717)	(648)	(2,010)	(1,860)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	19	19	114	71
Pro forma	$9,297	$18,033	$32,215	$34,890

Earnings per share:
Basic, as reported	$0.27	$0.50	$0.90	$1.00
Basic, pro forma	$0.25	$0.48	$0.85	$0.95

Diluted, as reported	$0.26	$0.49	$0.88	$0.97
Diluted, pro forma	$0.24	$0.47	$0.83	$0.92

As noted above, the Company has issued options that vest over time as well as options that vest upon the Company’s stock achieving a stated market price level in the future. With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Expected life	3.6	3.4	4.1	3.8
Interest rate	3.7%	3.4%	4.0%	2.9%
Volatility	46%	93%	48%	88%
Dividend yield	—	—	—	—

For purposes of SFAS No. 123, in order to determine the grant date fair value of the 400,000 options granted to Mr. Heasley that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Expected life	5.7	N/A	5.7	N/A
Interest rate	4.2%	N/A	4.2%	N/A
Volatility	46%	N/A	46%	N/A
Dividend yield	—	—	—	—

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The assumptions used above in the Black-Scholes option-pricing model and the Monte Carlo simulation model, and the results of the Monte Carlo simulation model relating to stock price appreciation, are not the Company’s estimate or projection of future market conditions or stock prices. The Company’s actual future stock prices could differ materially. Additional future awards that vest with the passage of time as well as awards that vest based on the achievement of certain market conditions are anticipated.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period as of the first interim or annual period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which includes recognition, measurement and disclosure guidance for companies as they begin to implement SFAS No. 123R. SAB 107 does not modify any of SFAS No. 123R’s conclusions or requirements. In April 2005, the SEC issued a new rule that allows companies to implement the provisions of SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company does not plan to adopt SFAS No. 123R prior to its first quarter of fiscal 2006. The adoption of SFAS No. 123R is expected to have a negative impact on the Company’s consolidated results of operations and earnings per share. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model.

2.	Goodwill and Software

Changes to the carrying amount of goodwill during the first nine months of fiscal 2005 resulted from foreign currency translation adjustments. The carrying amount and accumulated amortization of the Company’s intangible assets that were subject to amortization at each balance sheet date, consisting only of software, were as follows (in thousands):

	June 30, 2005	Sept. 30, 2004
Internally-developed software	$16,012	$15,929
Purchased software	47,035	45,596
	63,047	61,525
Less: accumulated amortization	(60,994)	(60,071)
Software, net	$2,053	$1,454

The Company did not capitalize software development costs during the first nine months of fiscal 2005. The increase in carrying amount of internally-developed software resulted primarily from foreign currency translation adjustments. Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and nine months ended June 30, 2005 totaled $0.2 million and $0.7 million, respectively. Based on capitalized software at June 30, 2005, and assuming no impairment of these software assets, estimated amortization expense for the remainder of fiscal 2005 and in succeeding fiscal years is as follows (in thousands):

Software Amortization
2005	$ 242
2006	899
2007	728
2008	183
Thereafter	1

3.	Common Stock, Treasury Stock and Earnings Per Share

At the Annual Meeting of Stockholders held on March 8, 2005, the Company’s stockholders approved a proposal that increased the Company’s authorized capital stock; re-designated the Company’s Class A Common Stock as Common Stock without modification of the rights, preferences or privileges associated with such shares; eliminated the Company’s Class A Common Stock and Class B Common Stock; and decreased the number of authorized shares of Preferred Stock.

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share, received by shareholders of MessagingDirect Ltd. (“MDL”) as part of its acquisition by the Company during fiscal 2001, that have not yet been converted into common stock are included in common stock for presentation purposes on the June 30, 2005 and September 30, 2004 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for the three and nine months ended June 30, 2005 and 2004. Included in common stock are 2,212 and 3,645 MDL options, respectively, as of June 30, 2005 and September 30, 2004.

In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its common stock. The Company did not make any purchases under its stock repurchase program during the first quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company repurchased 351,064 shares of its common stock at an average price of $22.89 per share under this stock repurchase program. During the third quarter of fiscal 2005, the Company repurchased an additional 959,746 shares of its common stock at an average price of $22.13 per share, with settlements of $0.4 million occurring the first week of July on these repurchased shares. The maximum approximate dollar value of shares that may yet be purchased under the stock repurchase program is approximately $50.7 million as of June 30, 2005. During the month of July 2005, the Company repurchased an additional 36,374 shares of its common stock under this stock repurchase program for approximately $0.9 million.

EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three months ended June 30, 2005 and 2004, which amounted to 736,000 and 1,075,000 shares, respectively, and for the nine months ended June 30, 2005 and 2004, which amounted to 773,000 and 1,176,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for the three months ended June 30, 2005 and 2004 were options for 1,624,000 and 654,000 shares, respectively, and for the nine months ended June 30, 2005 and 2004 were options for 1,019,000 and 754,000 shares, respectively, because the stock options were for contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market price of the Company's common shares during the respective periods.

4.	Comprehensive Income/Loss

The Company's components of other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$9,995	$18,662	$34,111	$36,679
Other comprehensive income (loss):
Foreign currency translation adjustments	568	(662)	495	(2,385)
Change in unrealized investment holding loss:
Unrealized holding gain (loss) arising during the period	32	-	(15)	77
Reclassification adjustment for loss included in net income	-	-	-	107
Comprehensive income	$10,595	$18,000	$34,591	$34,478

The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2004	$(9,775)	$-	$(9,775)
Fiscal 2005 year-to-date activity	495	(15)	480
Balance, June 30, 2005	$(9,280)	$(15)	$(9,295)

5.	Segment Information

The Company has three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet Worldwide. ACI Worldwide is the Company's largest business unit. Its product line includes the Company’s most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet Worldwide products offer high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

The Company's chief operating decision makers, together with other senior management personnel, review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The Company does not track assets by business unit. Most of the Company's products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa and Asia/Pacific. Each distribution network has its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. Although revenues attributable to customers in the United Kingdom accounted for approximately 11% of the Company’s consolidated revenues during the third quarter and first nine months of fiscal 2005, no single customer accounted for more than 10% of the Company's consolidated revenues during the three or nine months ended June 30, 2005 or 2004.

The following are revenues and operating income for these business units for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
ACI Worldwide	$61,366	$55,365	$183,428	$170,956
Insession Technologies	10,149	9,382	29,824	28,348
IntraNet Worldwide	6,488	7,785	20,983	23,772
	$78,003	$72,532	$234,235	$223,076

Operating income:
ACI Worldwide	$12,503	$9,019	$42,417	$30,259
Insession Technologies	2,912	2,205	8,675	7,449
IntraNet Worldwide	(229)	1,751	2,222	4,841
	$15,186	$12,975	$53,314	$42,549

6.	Income Taxes

It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The effective tax rate for the third quarter of fiscal 2005 was approximately 37.2% as compared to a benefit of 32.9% for the same period of fiscal 2004. The effective tax rate for the first nine months of fiscal 2005 was approximately 37.1% as compared to 19.6% for the same period of fiscal 2004. The effective tax rates for the third quarter and first nine months of fiscal 2005 were primarily impacted by the recognition of additional valuation allowances for income taxes withheld on payments to foreign subsidiaries, a reduction to valuation allowances on foreign net operating losses, and recognition of benefits from the extraterritorial income exclusion and municipal interest income. The effective tax rates for the third quarter and first nine months of 2004 were primarily impacted by the recognition of benefits related to the tax reorganization of MessagingDirect Ltd. and its related entities, the adjustment of the Company’s deferred tax assets for a change in the effective state tax rates, and an increase in the valuation allowance for foreign withholding taxes and foreign net operating losses. The Company treated all foreign taxes withheld on payments to U.S. entities during the first nine months of fiscal 2005 and 2004 as creditable against its U.S. tax liability.

7.	Contingencies

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

Federal Derivative Litigation. On January 27, 2005, Norbert C. Abel, as Trustee on behalf of the Norbert C. Abel Trust, instituted a derivative action in federal District Court for the District of Nebraska against Gregory Derkacht, Seymour F. Harlan (sic), Roger K. Alexander, Jim D. Kever, Frank R. Sanchez, Jim Kerr, Charles E. Noell, III, Gregory J. Duman, Larry G. Fendley, William E. Fisher, Dwight Hanson, and David C. Russell, as individual defendants, and the Company, as nominal defendant (the “Abel matter”). The suit is a stockholder derivative action that contains virtually the same factual allegations as contained in the class action litigation described above. In addition, the suit alleges that the individual defendants breached fiduciary duties by failing to establish and maintain adequate accounting controls and, as to defendants Fisher, Russell, Duman, Fendley, Hanson and Derkacht, for breach of fiduciary duty and unjust enrichment based upon their receipt of salaries, bonuses and stock options based upon the Company’s alleged false performance. The Complaint alleges Jim Kerr was a director of TSA. However, TSA has no record of an individual by the name of Jim Kerr ever having served as a director. As of this date, none of the defendants have been served with the Complaint. If the plaintiff effects service, the defendants intend to seek a stay of the Abel matter pending an outcome of the class action litigation, further intend to file a motion to dismiss the Complaint, and otherwise intend to vigorously defend the suit. Plaintiff does not specify what damages the Company has purportedly suffered, but does allege that the amount in controversy exceeds $75,000, as it must in order to maintain the action in federal court based upon diversity of citizenship. On July 11, 2005, the individual defendants filed a motion to dismiss the complaint with prejudice.

8.	Subsequent Event - Acquisition of S2 Systems, Inc.

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. S2 is a global provider of electronic payments and network connectivity software. S2 primarily serves financial services and retail customers, which are homogeneous and complementary to the Company’s target markets. In addition to its U.S. operations, S2 has a significant presence in Europe, the Middle East and the Asia-Pacific region, generating nearly half of its revenue from international markets.

At closing, the Company paid cash of $35.7 million, inclusive of a working capital adjustment, of which $8.0 million is currently held in escrow. The escrow amount has been established with respect to (i) seller indemnification obligations that may arise under the acquisition agreement and (ii) reimbursement for adverse developments that may arise in fulfilling the terms of certain customer contracts. Subject to any claims that may be made against the escrow amount, and pursuant to the terms of the escrow agreement between the parties, a portion of the escrow amount will be distributed to the seller 18 months after closing, and the balance of the escrow amount will be distributed to the seller 36 months after closing.

The Company is in the process of allocating the purchase price to the various tangible and intangible assets acquired, as well as any liabilities assumed. In addition, the Company may pay additional consideration based upon transaction-based license fee revenues of certain customer contracts acquired, with computation of such amounts on a quarterly basis through the fiscal quarter ended September 30, 2008. Any such contingent consideration incurred will be recorded as an increase in purchase price when the amount is determinable and payable. The Company also anticipates the execution of certain activities that could result in adjustments to the purchase price.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,”“the Company believes,”“the Company anticipates,”“the Company expects,”“the Company plans,”“the Company will,”“the Company is well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, results, business strategy and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be wrong. They may be based on inaccurate assumptions or may not adequately account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company’s actual future results may vary materially from the results expressed or implied in the Company’s forward-looking statements. The cautionary statements in this report expressly qualify all of the Company’s forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.”

Overview

The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating e-payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. Most of the Company's products are sold and supported through distribution networks covering three geographic regions - the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. The Company’s products and services are used principally by financial institutions, retailers and e-payment processors, both in domestic and international markets. Accordingly, the Company’s business and operating results are influenced by trends such as information technology spending levels, the growth rate of the e-payments industry and changes in the number and type of customers in the financial services industry.

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

Consolidation activity among financial institutions has increased in recent years. While it is difficult to assess the impact of this consolidation activity, management believes that recent consolidation activity may have negatively impacted the Company’s financial results. Continuing consolidation activity may negatively impact the Company throughout fiscal 2005. While all three of the Company’s business units are affected by this consolidation activity, the Company’s IntraNet Worldwide business unit is particularly impacted because its customer base is concentrated within the largest U.S. financial institutions, which have been party to several of the recent consolidations. However, it is difficult to predict to what extent increased consolidation activity will continue, and if it does, whether it will have an overall long-term positive or negative impact on the Company’s future operating results. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company’s products and services. Consolidation of two of the Company’s customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company’s products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of the Company’s products, the Company’s revenue would decline. Conversely, the Company could benefit from the combination of a non-customer and a customer when the combined entity continues usage of the Company’s products and, as a larger combined entity, increases its demand for the Company’s products and services.

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

In recent years, the Company’s sales focus has shifted from its more-established (“mature”) products to its BASE24-es product, its Payments Management products and other less-established (collectively referred to as “newer”) products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in current period revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and the Company determines that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow the Company to recognize revenues from sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.

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

To the extent recovery of deferred tax assets is not likely, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company is able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

The Company has reached a tentative agreement with the Internal Revenue Service (“IRS”) to settle its open audit years, 1997 through 2003, which is anticipated to result in a refund to the Company. Because certain refunds approved by the IRS must be submitted to the Joint Committee on Taxation (“Joint Committee”) for payment approval, the Company has submitted a refund claim to the Joint Committee. Upon approval by the Joint Committee, the Company will record the effects of the refund in its consolidated financial statements, including, but not limited to, its impact on the Company’s tax assets, liabilities and related valuation allowances, as well as interest income.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
ACI Worldwide	$61,366	$55,365	$183,428	$170,956
Insession Technologies	10,149	9,382	29,824	28,348
IntraNet Worldwide	6,488	7,785	20,983	23,772
	$78,003	$72,532	$234,235	$223,076

Operating income:
ACI Worldwide	$12,503	$9,019	$42,417	$30,259
Insession Technologies	2,912	2,205	8,675	7,449
IntraNet Worldwide	(229)	1,751	2,222	4,841
	$15,186	$12,975	$53,314	$42,549

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

The following table sets forth the Company’s recurring and non-recurring backlog, by business unit, as of June 30, 2005 (in thousands):

	Recurring	Non-Recurring	Total
ACI Worldwide	$127,800	$48,964	$176,764
Insession Technologies	20,962	9,027	29,989
IntraNet Worldwide	11,543	5,027	16,570
	$160,305	$63,018	$223,323

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period as of the first interim or annual period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which included recognition, measurement and disclosure guidance for companies as they begin to implement SFAS No. 123R. SAB 107 does not modify any of SFAS No. 123R’s conclusions or requirements. In April 2005, the SEC issued a new rule that allows companies to implement the provisions of SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company does not plan to adopt SFAS No. 123R prior to its first quarter of fiscal 2006. The adoption of SFAS No. 123R is expected to have a negative impact on the Company’s consolidated results of operations and earnings per share. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2005		2004		2005		2004
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Initial license fees (ILFs)	$19,171	24.6%	$17,372	24.0%	$73,323	31.3%	$57,761	25.9%
Monthly license fees (MLFs)	18,485	23.7	20,177	27.8	55,092	23.5	63,401	28.4
Software license fees	37,656	48.3	37,549	51.8	128,415	54.8	121,162	54.3
Maintenance fees	24,938	32.0	23,087	31.8	69,667	29.8	66,770	29.9
Services	15,409	19.7	11,896	16.4	36,153	15.4	35,144	15.8
Total revenues	78,003	100.0	72,532	100.0	234,235	100.0	223,076	100.0

Expenses:
Cost of software license fees	6,539	8.4	6,280	8.6	18,170	7.8	19,108	8.6
Cost of maintenance and services	14,102	18.1	13,390	18.5	41,756	17.8	43,108	19.3
Research and development	9,704	12.4	9,303	12.8	29,842	12.7	28,308	12.7
Selling and marketing	16,183	20.7	16,030	22.1	46,852	20.0	45,947	20.6
General and administrative	16,289	20.9	14,554	20.1	44,301	18.9	44,056	19.7
Total expenses	62,817	80.5	59,557	82.1	180,921	77.2	180,527	80.9
Operating income	15,186	19.5	12,975	17.9	53,314	22.8	42,549	19.1

Other income (expense):
Interest income	1,279	1.6	354	0.5	2,727	1.2	1,226	0.5
Interest expense	(102)	(0.1)	(284)	(0.4)	(407)	(0.2)	(1,196)	(0.5)
Other, net	(453)	(0.6)	995	1.4	(1,445)	(0.6)	3,069	1.4
Total other income (expense)	724	0.9	1,065	1.5	875	0.4	3,099	1.4
Income before income taxes	15,910	20.4	14,040	19.4	54,189	23.2	45,648	20.5
Income tax (provision) benefit	(5,915)	(7.6)	4,622	6.3	(20,078)	(8.6)	(8,969)	(4.1)
Net income	$9,995	12.8%	$18,662	25.7%	$34,111	14.6%	$36,679	16.4%

Revenues. Total revenues for the third quarter of fiscal 2005 increased $5.5 million, or 7.5%, as compared to the same period of fiscal 2004. Total revenues for the first nine months of fiscal 2005 increased $11.2 million, or 5.0%, as compared to the same period of fiscal 2004. The three-month increase is the result of a $0.1 million, or 0.3%, increase in software license fee revenues, a $1.9 million, or 8.0%, increase in maintenance fee revenues, and a $3.5 million, or 29.5%, increase in services revenues. The nine-month increase is the result of a $7.3 million, or 6.0%, increase in software license fee revenues, a $2.9 million, or 4.3%, increase in maintenance fee revenues, and a $1.0 million, or 2.9%, increase in services revenues.

For the first nine months of fiscal 2005, as compared to the same period of fiscal 2004, ACI Worldwide’s software license fee revenues increased by $4.8 million. This increase resulted from a sales mix during the current nine-month period, and primarily in the first quarter, that was more heavily weighted toward the BASE24 product line, including increased license renewals and capacity upgrades in the Americas region, allowing an increased comparative percentage of sales to be recognized as revenues during the nine-month period rather than being deferred, as well as recognition of previously-deferred revenues for several large projects that were completed during the third quarter of fiscal 2005 and recognition of software license fees from customer acceptance of a significant BASE24-es application during the first quarter of fiscal 2005. As previously disclosed, there was also a significant license renewal that occurred within the EMEA region during the first quarter of fiscal 2004 which resulted in an increase in ACI Worldwide’s software license fee revenues during that quarter, offsetting some of the comparative year-to-date increase in ACI Worldwide software license fee revenues. Insession Technologies' software license fee revenues were $1.2 million higher for the first nine months of fiscal 2005, as compared to the same period of fiscal 2004, primarily due to increased activity related to its transactional data management products. For the first nine months of fiscal 2005, as compared to the same period of fiscal 2004, IntraNet Worldwide’s software license fee revenues increased by $1.3 million, primarily due to a large Money Transfer System (“MTS”) product contract extension that was recognized during the first quarter of fiscal 2005.

The increase in maintenance fee revenues during the third quarter of fiscal 2005 as compared to the same period of fiscal 2004 is primarily due to the recognition of previously-deferred maintenance fee revenues for projects that were completed during the quarter. The increase in maintenance fee revenues during the first nine months of fiscal 2005 as compared to the same period of fiscal 2004 is primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies’ business units, along with recognition of previously-deferred maintenance fee revenues for projects that were completed during the third quarter.

The increases in services revenues during both the third quarter of fiscal 2005 and first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, were primarily due to the recognition of previously-deferred services revenues for three large projects that were completed during the third quarter of fiscal 2005, with offsetting decreases in IntraNet Worldwide services revenues, as well as the deferrals of ACI Worldwide services revenues. Since all of IntraNet Worldwide’s MTS customers have successfully completed their migration from the HP AlphaServer-based MTS product (previously referred to as the Digital VAX-based MTS product) to the IBM pSeries-based MTS product (previously referred to as the RS6000-based MTS product), corresponding services revenues associated with the migration process have declined. Within the ACI Worldwide business unit, a greater percentage of services work during the first nine months of fiscal 2005 related to the Company’s newer BASE24-es product, which resulted in deferral of the corresponding services revenues until a time whereupon acceptance or first production use of the product occurs.

Expenses. Total operating expenses for the third quarter of fiscal 2005 increased $3.3 million, or 5.5%, as compared to the same period of fiscal 2004. Total operating expenses for the first nine months of fiscal 2005 increased $0.4 million, or 0.2%, as compared to the same period of fiscal 2004.

Cost of software license fees for the third quarter of fiscal 2005 increased $0.3 million, or 4.1%, as compared to the same period of fiscal 2004. Cost of software license fees for the first nine months of fiscal 2005 decreased $0.9 million, or 4.9%, as compared to the same period of fiscal 2004. The decrease in cost of software license fees during the first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, was primarily attributable to higher commissions paid to distributors of the Company’s products during the first nine months of fiscal 2004. The Company increased its use of outside contractors within the ACI Worldwide business unit during fiscal 2005, resulting in higher costs in the third quarter of fiscal 2005 as compared to the same period of fiscal 2004 and offsetting some of the year-to-date benefits received from the decrease in distributor commission costs.

Cost of maintenance and services for the third quarter of fiscal 2005 increased $0.7 million, or 5.3%, as compared to the same period of fiscal 2004. Cost of maintenance and services for the first nine months of fiscal 2005 decreased $1.4 million, or 3.1%, as compared to the same period of fiscal 2004. The decrease in cost of maintenance and services during the first nine months of fiscal 2005, as compared to the same period of fiscal 2004, was primarily due to the deferral of direct and incremental costs related to implementation services for the Company’s newer BASE24-es product. For arrangements in which services revenues are deferred and the Company determines that the costs of services are recoverable, such costs are deferred and subsequently expensed in proportion to the services revenues as they are recognized. The nine-month decrease also resulted from higher third-party royalty fees during the first quarter of fiscal 2004, which were offset by higher expenses in the first nine months of fiscal 2005 resulting from changes in foreign currency exchange rates. The increase in cost of maintenance and services during the third quarter of fiscal 2005 as compared to the same period of fiscal 2004 resulted primarily from the recognition of previously-deferred maintenance and services revenues and related expenses for several large projects that were completed during the quarter.

R&D costs for the third quarter of fiscal 2005 increased $0.4 million, or 4.3%, as compared to the same period of fiscal 2004. R&D costs for the first nine months of fiscal 2005 increased $1.5 million, or 5.4%, as compared to the same period of fiscal 2004. The increases in R&D costs during both the third quarter and the first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, resulted primarily from increased personnel assigned to R&D activities and higher expenses in the first nine months of fiscal 2005 resulting from changes in foreign currency exchange rates.

Selling and marketing costs for the third quarter of fiscal 2005 increased $0.2 million, or 1.0%, as compared to the same period of fiscal 2004. Selling and marketing costs for the first nine months of fiscal 2005 increased $0.9 million, or 2.0%, as compared to the same period of fiscal 2004. The increases in selling and marketing costs during the third quarter and first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, were primarily due to higher expenses in the first nine months of fiscal 2005 resulting from changes in foreign currency exchange rates, primarily in the EMEA region, as well as increases in travel-related expenses.

General and administrative costs for the third quarter of fiscal 2005 increased $1.7 million, or 11.9%, as compared to the same period of fiscal 2004. General and administrative costs for the first nine months of fiscal 2005 decreased $0.2 million, or 0.6%, as compared to the same period of fiscal 2004. The increase in general and administrative costs during the third quarter of fiscal 2005, as compared to the same period of fiscal 2004, was primarily due to increased professional fees related to legal services, internal controls compliance testing, and other corporate level strategic planning costs. Reduced costs of director and officer liability insurance, and a reduction in bad debt expenses offset some of the quarterly and year-to-date increase in professional fees.

Other Income and Expense. Interest income for the third quarter of fiscal 2005 increased $0.9 million, or 261.3%, as compared to the same period of fiscal 2004. Interest income for the first nine months of fiscal 2005 increased $1.5 million, or 122.4%, as compared to the same period of fiscal 2004. The increases in interest income during the third quarter and first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, are attributable to higher cash balances, marginal increases in interest rates and global consolidation of excess cash amounts into higher yielding investments.

Interest expense for the third quarter of fiscal 2005 decreased $0.2 million, or 64.1%, as compared to the same period of fiscal 2004. Interest expense for the first nine months of fiscal 2005 decreased $0.8 million, or 66.0%, as compared to the same period of fiscal 2004. While no new debt under financing agreements has been incurred by the Company during the past two fiscal years, scheduled payments continue to be made, decreasing outstanding debt balances and corresponding interest expense.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for the third quarter of fiscal 2005 was $0.5 million as compared to other income for the same period of fiscal 2004 of $1.0 million. Other expense for the first nine months of fiscal 2005 was $1.4 million as compared to other income for the same period of fiscal 2004 of $3.1 million. These amounts were primarily attributable to foreign currency gains or losses realized by the Company, with minimal other non-operating items incurred during these fiscal periods.

Income Taxes. It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The effective tax rate for the third quarter of fiscal 2005 was approximately 37.2% as compared to a benefit of 32.9% for the same period of fiscal 2004. The effective tax rate for the first nine months of fiscal 2005 was approximately 37.1% as compared to 19.6% for the same period of fiscal 2004. The effective tax rates for the third quarter and first nine months of fiscal 2005 were primarily impacted by the recognition of additional valuation allowances for income taxes withheld on payments to foreign subsidiaries, a reduction to valuation allowances on foreign net operating losses, and recognition of benefits from the extraterritorial income exclusion and municipal interest income. The effective tax rates for the third quarter and first nine months of 2004 were primarily impacted by the recognition of benefits related to the tax reorganization of its MessagingDirect Ltd. subsidiary and its related entities (collectively referred to as “the MDL entities”), the adjustment of the Company’s deferred tax assets for a change in the effective state tax rates, and an increase in the valuation allowance for foreign withholding taxes and foreign net operating losses. The Company treated all foreign taxes withheld on payments to U.S. entities during the first nine months of fiscal 2005 and 2004 as creditable against its U.S. tax liability.

During fiscal 2004, the Company completed a reorganization of the MDL entities. This transaction resulted in the recognition of a tax benefit related to the excess of tax basis over the book carrying value of these foreign assets following the tax election. The improvement in the effective tax rates for the third quarter and first nine months of fiscal 2005, as compared to the same periods of fiscal 2004, after excluding the impact of tax benefits recognized during the third quarter and first nine months of fiscal 2004 arising from reorganization of the MDL entities and the adjustment to state deferred taxes, resulted primarily from increased utilization of foreign tax losses, lower tax rates than the U.S. in certain foreign jurisdictions, and decreased federal tax expense related to municipal interest income.

Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of June 30, 2005, the Company had net deferred tax assets of $30.2 million (net of a $53.2 million valuation allowance). The Company’s valuation allowance primarily relates to foreign net operating loss carryforwards and, to a lesser extent, foreign tax credit carryforwards and capital loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards could expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

The Company has reached a tentative agreement with the IRS to settle its open audit years, 1997 through 2003, which is anticipated to result in a refund to the Company. A refund claim has been submitted to the Joint Committee on Taxation (“Joint Committee”) for approval. Procedurally, the Joint Committee will notify the Company of its approval or disapproval for payment of the refund when its final review is complete. If approved, the Company will then record the effects of the refund in its consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2005, the Company's principal sources of liquidity consisted of $189.1 million in cash, cash equivalents and marketable securities. In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its common stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. During the first nine months of fiscal 2005, the Company repurchased 1.3 million shares of its common stock at an average price of $22.33 per share under this stock repurchase program, with cash paid of $28.9 million by June 30, 2005 and remaining settlements of $0.4 million occurring the first week of July on these repurchased shares. As of June 30, 2005, the maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $50.7 million. During the month of July 2005, the Company repurchased additional shares of its common stock under this stock repurchase program for approximately $0.9 million.

The Company may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. On June 29, 2005, the Company announced the signing of a definitive agreement to acquire substantially all of the assets of S2 Systems, Inc. (“S2”). S2, which generates nearly half of its revenue from international markets, is a global provider of electronic payments and network connectivity software. S2 primarily serves financial services and retail customers, which are homogeneous and complementary to the Company’s target markets. The Company completed the acquisition on July 29, 2005 for $35.7 million in cash, inclusive of a working capital adjustment, of which $8.0 million is currently held in escrow. In addition, the Company may pay additional consideration based upon transaction-based license fee revenues of certain customer contracts acquired, with computation of such amounts on a quarterly basis through the fiscal quarter ended September 30, 2008.

The Company's net cash flows provided by operating activities for the first nine months of fiscal 2005 amounted to $48.5 million as compared to $44.7 million provided by operating activities during the same period of fiscal 2004. The increase in operating cash flows in the first nine months of fiscal 2005 as compared to the same period of fiscal 2004 resulted primarily from changes in billed and accrued receivables and recoverable income taxes offset by decreases in operating cash flows resulting from changes in deferred income taxes.

The Company's net cash flows used in investing activities totaled $45.2 million for the first nine months of fiscal 2005 as compared to $1.3 million used in investing activities during the same period of fiscal 2004. During the first nine months of fiscal 2005, the Company increased its holdings of marketable securities by $40.7 million and purchased $4.5 million of software, property and equipment. During the first nine months of fiscal 2004, the Company purchased $2.5 million of software, property and equipment and received net proceeds from sales of marketable securities of $1.2 million.

The Company's net cash flows used in financing activities totaled $25.2 million for the first nine months of fiscal 2005 as compared to $0.6 million used in financing activities during the same period of fiscal 2004. In the first nine months of fiscal 2005, the Company used cash of $28.9 million to purchase shares of its common stock under the Company’s stock repurchase program, made scheduled payments to the third-party financial institutions totaling $5.9 million and received proceeds of $8.5 million from exercises of stock options. In the first nine months of fiscal 2004, the Company made scheduled payments to the third-party financial institutions totaling $13.1 million and received proceeds of $12.2 million from exercises of stock options.

The Company also realized an increase in cash of $0.8 million for the first nine months of fiscal 2005 as compared to $2.0 million during the same period of fiscal 2004 pertaining to foreign exchange rate fluctuations.

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

•
The Company's backlog estimate is based on management’s assessment of the customer contracts that exist as of the date the estimate is made. Included in the backlog estimate are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenues will occur within the next 12 months. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company’s customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month period.

•
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This revised accounting standard requires most public entities to record noncash compensation expense related to payment for employee services by equity awards, such as stock options, in their financial statements commencing in the first annual or interim period that begins after June 15, 2005. In April 2005, the SEC issued a new rule that allows companies to implement the provisions of SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company does not plan to adopt this revised accounting standard prior to its first quarter of fiscal 2006. The adoption of SFAS No. 123R and the noncash expense that will be recorded thereby will have a negative impact on the Company’s results of operations and will reduce the Company’s earnings per share. Future grants of stock options and other equity awards, if any, would also increase the noncash expenses the Company must record, which would negatively impact the Company’s results of operations and earnings per share.

•
The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities. In addition, the Company has benefited from, and expects to continue to benefit from, implemented tax-saving strategies. The Company believes that implemented tax-saving strategies comply with applicable tax law. However, taxing authorities could disagree with the Company’s positions. If the taxing authorities decided to challenge any of the Company’s tax positions and were successful in such challenges, the Company’s financial condition and/or results of operations could be adversely affected.

The Company’s tax positions in its income tax returns filed for its 1997 through 2003 tax years have been the subject of an examination by the Internal Revenue Service. The Company believes that its tax positions comply with applicable tax law. This examination has resulted in the IRS issuing proposed adjustments, the majority of which relate to the timing of revenue recognition. The IRS and the Company have tentatively agreed to a settlement, and a refund claim has been submitted to the Joint Committee on Taxation for approval. However, the IRS could issue additional proposed adjustments that could adversely affect the Company’s financial condition and/or results of operations.

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

•
The Company's business is concentrated in the financial services industry, making it susceptible to a downturn in that industry. Consolidation activity among financial institutions has increased in recent years. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company’s products and services. Consolidation of two of the Company’s customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company’s products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of the Company’s products, the Company’s revenues would decline.

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

•
The Company has historically derived a majority of its revenues from international operations and anticipates continuing to do so, and is thereby subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. The Company’s exposures resulting from fluctuations in foreign currency exchange rates may change over time as the Company’s business evolves and could have an adverse impact on the Company’s financial condition and/or results of operations. The Company has not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes. Other potential risks associated with the Company’s international operations include difficulties in staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, reduced protection of intellectual property rights, variability of foreign economic conditions, changing restrictions imposed by U.S. export laws, and general economic and political conditions in the countries where the Company sells its products and services.

•
Acts of terrorism or acts of war may cause death or injury to our employees, as well as damage or disruption to the Company’s facilities, customers, partners, distributors or resellers, which could have a material adverse effect on the Company’s business, financial condition and/or results of operations. Such conflicts may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such environments, including delivery of products.

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

•
The Company has historically derived a substantial portion of its revenues from licensing of software products that operate on Hewlett-Packard (“HP”) NonStop servers. Any reduction in demand for HP NonStop servers, or any change in strategy by HP related to support of its NonStop servers, could have a material adverse effect on the Company’s financial condition and/or results of operations.

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

•
The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. On July 29, 2005, the Company acquired substantially all of the assets of S2 Systems, Inc. Any acquisition or investment, including the acquisition of S2, is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. The Company’s failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, including the acquisition of S2, could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

•
There has been a substantial amount of litigation in the software industry regarding intellectual property rights. The Company anticipates that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that the Company's present and future products infringe upon their intellectual property rights. Third parties may also claim, and the Company is aware that at least one third party has claimed on several occasions, that the third party’s intellectual property rights are being infringed by the Company’s customers’ use of a business process method which utilizes the Company’s products in conjunction with other products. Any claim against the Company, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays or require the Company to enter into royalty or licensing agreements. Claims against the Company’s customers related to the Company’s products, whether or not meritorious, could harm the Company’s reputation and reduce demand for its products. The Company could also be required to defend or indemnify its customers against such claims. A successful claim by a third party of intellectual property infringement by the Company could compel the Company to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could adversely affect the Company's business.

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

•
From time to time, the Company is involved in litigation relating to claims arising out of its operations. Any claims, with or without merit, could be time-consuming and result in costly litigation. Failure to successfully defend against these claims could result in a material adverse effect on the Company's business, financial condition, results of operations and/or cash flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk for the nine months ended June 30, 2005. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the

Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of the Company’s cash investment policy is to preserve principal without significantly increasing risk. Based on the Company’s cash investments and interest rates on these investments at June 30, 2005, a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the Company’s financial position, results of operations and/or cash flows.

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

No changes occurred in the Company’s internal controls over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2004 or in the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2004 and there were no material developments to such matters.

Plus Tecnologia

On August 31, 2001, Plus Tecnologia (“Plus”) filed a complaint in Circuit Court in the Sixth Judicial Circuit for Pinellas County, Florida against Transaction Systems Architects, Inc., ACI Worldwide Inc., ACI Worldwide (Florida) Inc. n/k/a ACI Worldwide (Texas) LLC, Open Systems Solutions, Inc., the predecessor to ACI Worldwide (Florida) Inc., and ACI Worldwide (Mexico) S.A. de C.V. The complaint alleges breach of contract, breach of non-disclosure agreements, tortious interference with prospective business relationships of Plus and an additional cause of concert of action. Plus has claimed various items of damages, including lost profits in excess of $30,000,000, interest, fees, costs and punitive damages. The Company believes that the complaint is without merit and is vigorously defending this lawsuit. On April 21, 2005, the Company filed a Motion for Sanctions seeking to dismiss the complaint with prejudice and to impose sanctions against Plus alleging that Plus has engaged in improper, unfair, unethical and fraudulent actions. The Company cannot predict the outcome of this matter; however, at this time, the Company’s management does not believe that the outcome will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On December 16, 2004, ACI Worldwide Inc. filed a complaint in the Nebraska District Court for Douglas County against certain individuals, including the principal officer of Plus, alleging, in part, fraud, deceptive trade practices and violations of the consumer protection act in connection with the license agreement between ACI Worldwide Inc. and Plus.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the third quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2005	402,205	$ 21.59	402,205	$ 63,283,000
May 1 through May 31, 2005	348,668	$ 21.96	348,668	$ 55,625,000
June 1 through June 30, 2005	208,873	$ 23.46	208,873	$ 50,724,000
Total (1)	959,746	$ 22.13	959,746
_______________________________________
(1) On December 13, 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its common stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the third quarter of fiscal 2005, all shares were purchased in open-market transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.		Description
10.1		Form of Nonqualified Stock Option Agreement - Employee (under the Company’s 2005 Equity and Performance Incentive Plan)
31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________________
* This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: August 5, 2005	By:	/s/ DAVID R. BANKHEAD
David R. Bankhead
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		Form of Nonqualified Stock Option Agreement - Employee (under the Company’s 2005 Equity and Performance Incentive Plan)
31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________________
* This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.