Form 10-K
period 2005-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2005-12-14
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
224 South 108th Avenue
Omaha, Nebraska 68154	(402) 334-5101
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☑

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☑

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on March 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $23.15, was $770,609,815. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.

As of November 30, 2005, there were 37,252,883 shares of the registrant’s common stock outstanding (including 2,212 options to purchase shares of the registrant’s common stock at an exercise price of one cent per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 7, 2006 are incorporated by reference in Part III herein. The Company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “the Company believes,” “the Company anticipates,” “the Company expects,” “the Company plans,” “the Company will,” “the Company is well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from the Company’s recent acquisition of S2 Systems, Inc. and those related to the organizational restructuring. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and the Company’s actual future results may vary materially from the results expressed or implied in the Company’s forward-looking statements. The cautionary statements in this report expressly qualify all of the Company’s forward-looking statements. In addition, the Company is not obligated, and does not intend, to update any of its forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.”

Trademarks and Service Marks

ACI, the ACI logo, Insession, IntraNet, the IntraNet logo, BASE24, ON/2, OpeN/2, WorkPoint, ENGUARD, Network Express, PaymentWare and CO-ach, among others, are registered trademarks and/or registered service marks of Transaction Systems Architects, Inc., or one of its subsidiaries, in the United States and/or other countries. BASE24-es, WINPAY24, NET24, e-Courier, Commerce Gateway, Smart Chip Manager, Proactive Risk Manager, PRM, ICE, WebGate, SafeTGate, DataWise, Money Transfer System, and iMTS, among others, have pending registrations or are common-law trademarks and/or service marks of Transaction Systems Architects, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks are the property of their respective owners.

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

The e-payments market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers, including financial institutions, retailers and e-payment processors, and transaction generators, including automated teller machines (“ATM”), retail merchant locations, bank branches, mobile phones and Internet commerce sites. The authentication, authorization, routing and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of debit and credit card issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are conducted 24 hours a day, seven days a week.

The Company was formed as a Delaware corporation in November 1993 under the name ACI Holding, Inc. and is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which the Company acquired from Tandem Computers Incorporated on December 31, 1993.

Segment Information

The Company had three operating segments during fiscal 2005 which are referred to throughout this annual report on Form 10-K as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet Worldwide. Each business unit has its own global sales and support organization. See Note 11 to the consolidated financial statements for additional information related to the Company’s business units.

Acquisition

On July 29, 2005, the Company completed the acquisition of substantially all of the assets of S2 Systems, Inc. (“S2”), headquartered in Dallas, Texas with worldwide operations. S2 offered e-payment processing software similar to the Company’s products, primarily those within the ACI Worldwide business unit. S2 licensed its software products in both domestic and international markets, and operated on a wide variety of open and proprietary computing technology, including Microsoft Windows, various Unix-based operating systems and Stratus VOS. S2’s clients included financial institutions, retailers, e-payment processors and companies in various other industries. The Company purchased the assets of S2 in an effort to gain access to additional e-payments markets and expand the Company’s presence in existing markets, acquire additional e-payments technology, and add personnel with open systems expertise. This acquisition is expected to be accretive in fiscal 2006, based on cost reductions for overlapping functions and the continued marketing and support of S2’s products.

Subsequent Event — Restructuring of Organization

On October 5, 2005, the Company issued a press release announcing a restructuring of its organization, combining its three business units into one operating unit under the ACI Worldwide name. In examining the Company’s market, opportunities and organization, it was decided that creating a single operating unit provides the Company with the best opportunities for focus, operating efficiency and strategic acquisition integration. Based on the reorganization, the Company expects to reduce its operating costs by eliminating redundant management and staff personnel, create a single point of contact for customers across the Company’s product lines, and better position itself to offer enterprise-level solutions designed to address the emerging trend for converging e-payments processing. The Company expects annual pre-tax savings from this reorganization to be in the range of $6.4 million to $6.7 million.

As a result of its restructuring, the Company incurred $1.3 million in charges during fiscal 2005. During fiscal 2006, the Company expects to incur an additional $2.1 million to $2.8 million in restructuring and other costs to effect the reorganization offset by estimated first-year pre-tax savings of $5.8 million to $6.0 million. Estimated first-year savings are lower than estimated future-year savings as certain compensation-related expense reductions are for less than a full year during fiscal 2006. Most of the cash expenditures related to the aforementioned charges occur after September 30, 2005.

The Company anticipates that the restructuring will be substantially completed by the end of fiscal 2006. See Note 7 to the consolidated financial statements for additional information related to the restructuring and resulting charges from this reorganization. All information presented within this annual report on Form 10-K conforms to the business unit structure that was in place throughout fiscal 2005 and as of September 30, 2005.

In addition, as part of the reorganization, the Company announced the formation of a unit called “Software as a Service.” This unit will offer customers the ability to use the Company’s solutions pursuant to a service-based agreement as an alternative to the traditional license-based agreement. The Company plans to offer a range of services focused around its products, including facilities and domain management, to give its customers another option to access the Company’s products. The Company may also use this new unit to house transaction-processing company acquisitions, or new partnerships with third-party processors.

ACI Worldwide Business Unit

Products in this business unit represent the Company’s largest product line and include its most mature and well-established applications. Products and services in the ACI Worldwide business unit generated approximately 78%, 76% and 74% of the Company’s fiscal 2005, 2004 and 2003 revenues, respectively. During fiscal 2005, 2004 and 2003, approximately 70%, 68% and 66%, respectively, of ACI Worldwide revenues resulted from international operations.

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

Financial institutions, retailers and e-payment processors use ACI Worldwide software products to:

•       Process transactions generated at ATM’s

•       Process transactions generated at merchant point-of-sale (“POS”) devices, wireless devices and Internet commerce sites

•       Process transactions generated at bank branches

•       Detect and prevent debit card fraud, credit card fraud, merchant fraud and money laundering

•       Authorize checks written in retail locations

•       Establish frequent shopper programs

•       Automate transaction settlement, card management and claims processing

•       Issue and manage multi-functional applications on smart cards

•       Deliver documents via the Internet in a secure manner

The Company offers two primary software product suites within the ACI Worldwide business unit — Payment Engines and Payments Management. An overview of major software products within these software product suites follows:

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

The BASE24 product line operates exclusively on Hewlett-Packard (“HP”) NonStop servers. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop technology are important characteristics in high volume, 24-hour per day e-payment systems.

•       BASE24-es.   BASE24-es is an integrated e-payments processing product that supports similar features as BASE24, but uses a more modern set of technologies and architecture. BASE24-es uses an object-based architecture and languages such as C++ and Java to offer a more flexible, open architecture for the processing of a wide range of card- and account-based e-payment transactions. BASE24-es also uses a scripting language to improve overall transaction processing flexibility and improve time to market for new services, reducing the need for traditional systems modifications. BASE24-es is licensed as a standalone e-payments solution for financial institutions, retailers and e-payment processors, and it represents the future platform to which current BASE24 customers are expected to migrate over time. BASE24-es, which operates on International Business Machines (“IBM”) zSeries, IBM pSeries, HP NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

•       WINPAY24.   WINPAY24 is an integrated suite of e-payments products that facilitates a broad range of capabilities, specifically focused on retailers. These capabilities include debit and credit card processing, automated clearing house (“ACH”) processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The WINPAY24 products operate on the Microsoft Windows platform.

•       NET24.   NET24 is a message-oriented middleware product that acts as the layer of software that manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. The NET24 product operates exclusively on the HP NonStop platform, and represents the middleware product on which BASE24 and BASE-es operate when deployed on HP NonStop servers. NET24 supports process management, network communications, systems configuration and management, and asynchronous messaging.

•       ON/2.   ON/2, a product acquired in the S2 asset acquisition, is an integrated e-payments processing system, exclusively designed for the Stratus VOS operating environment. It authenticates, authorizes, routes and switches transactions generated at ATM’s and merchant POS sites.

•       OpeN/2.   OpeN/2, a product acquired in the S2 asset acquisition, is an integrated e-payments processing system, designed for open-systems environments such as Windows, UNIX and Linux. It offers a wide range of e-payments processing capabilities for financial institutions, retailers and e-payment processors.

Payments Management

•       ACI Proactive Risk Manager (“PRM”).   PRM is a neural network-based fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. PRM operates on IBM zSeries, HP NonStop, Sun Solaris and Microsoft Windows servers. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

•       ACI Payments Management Solutions.   Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing; card management and card statement products; merchant accounting applications; and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores e-payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on IBM zSeries, IBM pSeries, HP NonStop, Sun Solaris and Microsoft Windows servers.

•       ACI Card Management System (“CMS”).   CMS is a complete plastic card system for issuing cards, maintaining account information, tracking card usage and providing customer service. It supports multiple account types and allows online display and modification of pertinent account information. It can be linked with a card authorization system for authorizing debit transactions from ATM and POS devices on the host system. Optionally, CMS can also be linked to a front-end processor for purposes of forwarding file maintenance activity and accepting financial transaction activity.

•       ACI Smart Chip Manager (“SCM”).   SCM supports the deployment of stored-value and other chip card applications used at smart card-enabled devices. The solution facilitates authorization of funds transfers from existing accounts to cards. It also leverages chip technology to enhance debit/credit card authentication and security. SCM supports Europay/Mastercard/VISA (“EMV”) standards for debit and credit card processing, and manages the complete lifecycle of the deployment of multi-function chip cards.

•       ACI e-Courier.   ACI e-Courier delivers documents, including bills, alerts, statements and other notifications via the Internet in a secure manner. Customers can receive documents via e-mail or through multiple delivery channels. Documents can be delivered directly to customers’ e-mail accounts, eliminating the need for retrieval from Web sites. Documents are authentic and private, delivered through built-in industry-standard encryption and digital signature capabilities.

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

During fiscal 2005, 2004 and 2003, approximately 57%, 59% and 61%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-es product, and providing related services and maintenance, and approximately 74%, 77% and 82%, respectively, of ACI Worldwide revenues were derived from licensing the BASE24 product line and providing related services and maintenance.

Insession Technologies Business Unit

Products and services in the Insession Technologies business unit generated approximately 13%, 13% and 12% of the Company’s fiscal 2005, 2004 and 2003 revenues, respectively. During fiscal 2005, 2004 and 2003, approximately 39%, 38% and 32%, respectively, of Insession Technologies revenues resulted from international operations. A significant portion of the Insession Technologies business involves the distribution of third-party products in exchange for sales agency fees.

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

The Insession Technologies business unit markets and supports a suite of infrastructure software products that facilitate communication, data movement, transaction processing, systems monitoring and business process automation across incompatible computing systems that include mainframes, distributed computing networks and the Internet. The primary Company-owned software products within this business unit are ICE, WebGate, SafeTGate, WorkPoint, ENGUARD and DataWise. In addition, as part of the S2 acquisition, the Company acquired a product called Network Express. The primary third-party products distributed within this business unit are GoldenGate, VersaTest, SQLMagic and OpenNET/AO. ICE is a set of networking software products that allow applications running on the HP NonStop server to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. WebGate is a product suite that allows HP NonStop servers to communicate with applications using web-based technology. SafeTGate is a family of security solutions that work in conjunction with ICE and WebGate. GoldenGate and DataWise are transactional data management products that capture, route, enhance and apply transactions in real time across a wide variety of data sources, most commonly for business continuity and data integration. WorkPoint enables enterprises to model processes over a distributed corporate network. ENGUARD is a proactive monitoring, alarm and dispatching software tool. SQLMagic is designed to improve system and database administration for HP NonStop servers. VersaTest provides online testing, simulation and support utilities for HP NonStop servers. OpenNET/AO provides policy-based management, monitoring and automation designed specifically for continuous availability of HP NonStop servers. Network Express provides network communications and middleware capabilities to support legacy systems integration and connectivity.

In fiscal 2005, 2004 and 2003, approximately 45%, 49% and 55%, respectively, of Insession Technologies revenues were derived from licensing and maintenance of the ICE family of products, and approximately 23%, 20% and 19%, respectively, of Insession Technologies revenues were from the GoldenGate product, primarily in the form of sales agency fees.

IntraNet Worldwide Business Unit

Products and services in the IntraNet Worldwide business unit generated approximately 9%, 11% and 14% of the Company’s fiscal 2005, 2004 and 2003 revenues, respectively. During fiscal 2005, 2004 and 2003, approximately 9%, 17% and 25%, respectively, of IntraNet Worldwide revenues resulted from international operations.

IntraNet Worldwide’s market is comprised of global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Products in this business unit include solutions for high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as PaymentWare. The high value payments processing products, which produce the majority of revenues within the PaymentWare solution set, are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The principal high value payments processing product is international Money Transfer System (“iMTS”), which is used by financial institutions to facilitate business-to-business e-payments. The iMTS product operates on the IBM eServer pSeries with AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

The bulk payments processing product is CO-ach, which is used by financial institutions to automatically deposit paychecks and process other ACH transactions. The IntraNet Worldwide business unit no longer actively markets the CO-ach product, and recognized minimal revenues from the product during fiscal 2004. During fiscal 2003, however, approximately 16% of IntraNet Worldwide revenues were derived from licensing of the CO-ach product and providing related services and maintenance, of which approximately $3.6 million (10% of IntraNet Worldwide revenues) in software license fee revenues resulted from the completion of the final phase of an ACH project with a large European bank.

During fiscal 2005, 2004 and 2003, approximately 91%, 91% and 73%, respectively, of IntraNet Worldwide revenues were derived from licensing of the iMTS product and providing related services and maintenance.

Third-Party Partners

The Company has two major types of third-party partners: strategic alliances where the Company works closely with industry leaders who drive key industry trends and mandates, and product partners, where the Company markets the products of other software companies.

Strategic alliances help the Company add value to its solutions, stay abreast of current market conditions, and extend the Company’s reach within its core markets. The following is a list of those companies with whom the Company has strategic alliances:

•       Hewlett-Packard Company

•       IBM Corporation

•       Sun Microsystems, Inc.

•       Stratus Technologies

•  Microsoft Corporation

•  Diebold, Incorporated

•  NCR Corporation

•  Wincor-Nixdorf

•       Visa International

•       MasterCard International Incorporated

•       Oracle Corporation

•       Unisys Corporation

Product partner relationships extend the Company’s product portfolio, improve the Company’s ability to get its solutions to market rapidly and enhance the Company’s ability to deliver market-leading solutions. The Company shares revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant the Company the right to distribute or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

•       GoldenGate, Inc.

•       Merlon Software Corporation

•       Ascert, LLC

•       Gresham Computing, PLC

•       Allen Systems Group, Inc.

•       ESQ Business Services, Inc.

•       ACE Software Solutions, Inc.

•       Faircom Corporation

•       Paragon Application Systems, Inc.

•       Financial Software and Services, PTT

•       IBM Corporation

•       CB.Net Ltd.

•       Side International S.A.

•       eClassic Systems

Services

Each business unit offers its customers a wide range of professional services, including analysis, design, development, implementation, integration and training. These business unit services organizations generally perform the majority of the work associated with installing and integrating its software products, rather than relying on third-party systems integrators. The Company’s service professionals have extensive experience performing such installation and integration services for clients operating on a range of computing platforms. The Company offers the following types of services for its customers:

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

•       Project Management.   The Company offers a Project Management and Implementation Plan (“PMIP”) which provides customers with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. The Company offers additional services, if required, on a fee basis. PMIPs are offered for a fee that varies based on the level and quantity of included support services.

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

Competition

The e-payments market is highly competitive and subject to rapid change. Competitive factors affecting the market for the Company’s products and services include product features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

The Company’s most significant competition comes from in-house information technology departments of existing and potential customers, as well as third-party e-payments processors (some of whom are ACI Worldwide customers). The principal third-party software competitors for the ACI Worldwide business unit are eFunds Corporation, Fair Isaac Corporation and S1 Corporation. As markets continue to evolve in the electronic commerce, smart card and secure document delivery sectors, the Company may encounter new competitors to its products and services. As e-payment transaction volumes increase and banks face price competition, third-party processors will constitute stronger competition to the Company’s efforts to market its solutions to smaller financial institutions. In the larger financial institution market, the Company believes that third-party processors will be less competitive since large institutions attempt to differentiate their e-payment product offerings from their competition. The primary competitor for the Insession Technologies business unit is Hewlett-Packard Company. In the IntraNet Worldwide business unit, the Company’s most significant competition comes from LogicaCMG plc and Fundtech Ltd., and from in-house development units at large financial institutions around the world.

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

The Company’s total research and development expenses during fiscal 2005, 2004 and 2003 were $39.7 million, $38.0 million and $35.4 million, or 12.7%, 13.0% and 12.8% of total revenues, respectively.

Customers

The Company provides software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising its largest industry segments. As of September 30, 2005, the Company’s customers include 111 of the 500 largest banks in the world, as measured by asset size, and 35 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2005, the Company had 820 customers in 84 countries on six continents. Of this total, 452 are in the Americas region, 204 are in the EMEA region and 164 are in the Asia/Pacific region. No single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2005, 2004 or 2003.

Selling and Marketing

The Company’s primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, the Company uses distributors and sales agents to supplement its direct sales force in countries where business practices or customs make it appropriate, or where it is more economical to do so. The Company generates a majority of its sales leads through existing relationships with vendors, direct marketing programs, customers and prospects, or through referrals.

Key international distributors and sales agents for the Company include:

•       PTESA (Colombia)

•       PTESAVEN (Venezuela)

•       North Data (Uruguay)

•       Hewlett-Packard Peru (Peru)

•       P.T. Abhimata Persada (Indonesia)

•       Financial Software and Systems, Ltd. (India)

•       HP Philippines (Philippines)

•       Korea Computer, Inc. (Korea)

•       Sahaviriya Infortech Computers Co. Ltd (Thailand)

•       Syscom (Taiwan and China)

The Company distributes the products of other vendors as complements to its existing product lines. The Company is typically responsible for sales and marketing. The Company’s agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to its principal sales office in Omaha, the Company has sales offices located outside the United States in Athens, Bahrain, Buenos Aires, Dubai Internet City, Gouda, Johannesburg, Madrid, Melbourne, Mexico City, Milan, Moscow, Naples, Paris, Riyadh, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, Watford and Wiesbaden.

Proprietary Rights and Licenses

The Company relies on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect its proprietary rights. The Company distributes its software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers, specified locations and/or specified capacity, and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company’s software products and technology will not occur.

In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. However, the Company typically is not involved in the development process used by these third parties. The Company’s rights to such third party products and the associated intellectual property rights are limited by the terms of the contractual agreement between the Company and the respective third party.

Although the Company believes that its owned and licensed intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Further, there can be no assurance that intellectual property protection will be available for the Company’s products in all foreign countries.

Like many companies in the electronic commerce and other high-tech industries, third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to the Company and its customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Third parties may also claim that the third party’s intellectual property rights are being infringed by the Company’s customers’ use of a business process method which utilizes the Company’s products in conjunction with other products, which could result in indemnification claims against the Company by customers. Any claim against the Company, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require the Company to enter into royalty or licensing agreements or pay amounts in settlement, or require the Company to develop alternative non-infringing technology. A successful claim by a third party of intellectual property infringement by the Company or one of its customers could compel the Company to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products and incur additional costs to develop alternative non-infringing technology.

Employees

As of September 30, 2005, the Company had a total of 1,674 employees of whom 1,224 were in the ACI Worldwide business unit, 156 were in the Insession Technologies business unit and 134 were in the IntraNet Worldwide business unit. Additionally, 160 employees were in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations, internal audit and facility operations, providing supporting services to each of the three business units.

None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on the Company’s website at www.tsainc.com as soon as reasonably practicable after the Company files such information electronically with the Securities and Exchange Commission (“SEC”). The information found on the Company’s website is not part of this or any other report the Company files with or furnishes to the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.   RISK FACTORS

Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock

The Company operates in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond the Company’s control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

•       In October 2005, the Company announced a restructuring of its organization based on its decision that combining its three business units into a single operating unit provides the Company with the best opportunities for focus, operating efficiency and strategic acquisition integration. This restructuring of the Company’s three business units into one operating unit is subject to a number of risks, including but not limited to diversion of management time and resources, disruption of the Company’s service to customers, and lack of familiarity with markets or products. There can be no assurance that the Company’s expectation of savings as a result of the restructuring will be achieved.

•       The Company’s backlog estimate is based on management’s assessment of the customer contracts that exist as of the date the estimate is made. All software license fees, maintenance fees and services specified in executed contracts are included in the backlog estimate to the extent that the Company believes that recognition of the related revenues will occur within the next 12 months. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company’s customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Accordingly, there can be no assurance that contracts included in recurring or non-recurring backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month period.

•       In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” The Company adopted SFAS No. 123R beginning October 1, 2005. This revised accounting standard requires the Company to record noncash compensation expense related to payment for employee services by equity awards, such as stock options, in their financial statements. The adoption of SFAS No. 123R and the noncash expense that is being recorded had a negative impact on the Company’s results of operations and reduced its earnings per share. Future grants of stock options and other equity awards, if any, would also increase the noncash expenses the Company must record, which would negatively impact the Company’s results of operations and earnings per share.

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

Four of the Company’s foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company’s financial condition and/or results of operations.

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

•       The Company’s BASE24-es product is a significant new product for the Company. The Company’s business, financial condition and/or results of operations could be materially adversely affected if the Company is unable to generate adequate sales of BASE24-es, if market acceptance of BASE24-es is delayed, or if the Company is unable to successfully deploy BASE24-es in production environments.

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

•       The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. During fiscal 2005, the Company acquired substantially all of the assets of S2 Systems, Inc. Any acquisition or investment, including the acquisition of S2, is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. The Company’s failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, including the acquisition of S2, could have a material adverse effect on the Company’s business, financial condition and/or results of operations. Correspondingly, the Company’s expectations related to the accretive nature of the S2 acquisition could be inaccurate.

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

•  There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to the Company and its customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the electronic commerce field, the secrecy of some pending patents and the rapid issuance of new patents, it is not economical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others.

The Company anticipates that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that the Company’s present and future products infringe upon their intellectual property rights. Third parties may also claim, and the Company is aware that at least two parties have claimed on several occasions, that the third party’s intellectual property rights are being infringed by the Company’s customers’ use of a business process method which utilizes the Company’s products in conjunction with other products, which could result in indemnification claims against the Company by customers. Claims against the Company’s customers related to the Company’s products, whether or not meritorious, could harm the Company’s reputation and reduce demand for its products. Where indemnification claims are made by customers, resistance even to unmeritorious claims could damage the customer relationship. Any claim against the Company, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require the Company to enter into royalty or licensing agreements or pay amounts in settlement, or require the Company to develop alternative non-infringing technology. A successful claim by a third party of intellectual property infringement by the Company or one of its customers could compel the Company to enter into costly royalty or license agreements, pay significant damages, or stop selling certain products and incur additional costs to develop alternative non-infringing technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could adversely affect the Company’s business.

The Company’s exposure to risks associated with the use of intellectual property may be increased for third party products distributed by the Company or as a result of acquisitions since the Company has a lower level of visibility, if any, into the development process with respect to such third party products and acquired technology or the care taken to safeguard against infringement risks.

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

•       From time to time, the Company is involved in litigation relating to claims arising out of its operations. Any claims, with or without merit, could be time-consuming and result in costly litigation. Failure to successfully defend against these claims could result in a material adverse effect on the Company’s business, financial condition, results of operations and/or cash flows.

•       New accounting standards, revised interpretations or guidance regarding existing standards, or changes in the Company’s business practices could result in future changes to the Company’s revenue recognition or other accounting policies. These changes could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

•       The Company is required to assess its internal controls over financial reporting on an ongoing basis. If the Company cannot maintain and execute adequate internal control over financial reporting, or implement new or improved controls that provide reasonable assurance of the reliability of the its internal control over financial reporting, it may suffer harm to its reputation, fail to meet its regulatory reporting requirements on a timely basis, or be unable to properly report on its financial condition and/or results of operations, which could adversely affect the Company’s business and/or market price of its securities. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect misstatements or fraud, regardless of the adequacy of those controls.

Item 2.   PROPERTIES

The Company leases office space in Omaha, Nebraska, for its corporate headquarters, principal product development group, and sales and support groups for the Americas. The leases for these facilities expire in fiscal 2008. The Company’s EMEA headquarters are located in Watford, England. The leases for the Watford facilities expire in fiscal 2009 and 2011, with the principal lease expiring in fiscal 2009. The Company’s Asia/Pacific headquarters are located in Sydney, Australia, with the lease for this facility expiring in fiscal 2006. Personnel within each of the Company’s business units use office space in each of these locations. The Company leases office space in the Boston metropolitan area, which houses business unit management, development, delivery, marketing and other support functions, for its IntraNet Worldwide business unit. The Company also leases office space in numerous other locations in the United States and in many other countries.

The Company believes that its current facilities are adequate for its present and short-term foreseeable needs and that additional suitable space will be available as required. The Company also believes that it will be able to renew leases as they expire or secure alternate suitable space. See Note 15 to the consolidated financial statements for additional information regarding the Company’s obligations under its facilities leases.

Item 3.   LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. Other than as described below under the sub-sections entitled Class Action Litigation, Derivative Litigation and Federal Derivative Litigation, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would be likely to have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation.   In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint (the “Consolidated Complaint”) alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class. Discovery is continuing.

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

The Company filed a motion to dismiss in the Naito matter on February 14, 2003 and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs’ counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits. The Company, by and through its counsel, agreed to that stay, pending a ruling on the motion to dismiss. No other defendants were ever served and no discovery was ever commenced.

Federal Derivative Litigation.   On January 27, 2005, Norbert C. Abel, as Trustee on behalf of the Norbert C. Abel Trust, instituted a derivative action in federal District Court for the District of Nebraska against Gregory Derkacht, Seymour F. Harlan (sic), Roger K. Alexander, Jim D. Kever, Frank R. Sanchez, Jim Kerr, Charles E. Noell, III, Gregory J. Duman, Larry G. Fendley, William E. Fisher, Dwight Hanson, and David C. Russell, as individual defendants, and the Company, as nominal defendant (the “Abel matter”). The suit was a stockholder derivative action that contained virtually the same factual allegations as contained in the class action litigation described above. In addition, the suit alleged that the individual defendants breached fiduciary duties by failing to establish and maintain adequate accounting controls and, as to defendants Fisher, Russell, Duman, Fendley, Hanson and Derkacht, for

breach of fiduciary duty and unjust enrichment based upon their receipt of salaries, bonuses and stock options based upon the Company’s alleged false performance. The Complaint alleged Jim Kerr was a director of TSA. However, TSA has no record of an individual by the name of Jim Kerr ever having served as a director. On July 11, 2005, the individual defendants filed a motion to dismiss the complaint with prejudice, in which the Company joined on August 17, 2005. At the request of plaintiff’s counsel, on September 12, 2005, plaintiff and defendants filed a joint motion to dismiss the case. On September 14, 2005, the Court dismissed the case in its entirety with prejudice.

Other Litigation — Plus Tecnologia

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

On December 16, 2004, ACI Worldwide Inc. filed a complaint in the Nebraska District Court for Douglas County against certain individuals, including the principal officer of Plus, alleging, in part, fraud, deceptive trade practices and violations of consumer protection laws in connection with the license agreement between ACI Worldwide Inc. and Plus.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Item 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

As of November 30, 2005, the Company’s executive officers, their ages and their positions were as follows:

Name	Age	Position
Philip G. Heasley	56	President and Chief Executive Officer
Gregory D. Derkacht	58	Executive Vice President
Mark R. Vipond	46	Senior Vice President and President — ACI Worldwide, Product Group
Anthony J. Parkinson	53	Senior Vice President and President — ACI Worldwide, Americas Channel
David R. Bankhead	56	Senior Vice President, Chief Financial Officer and Treasurer
Dennis P. Byrnes	42	Senior Vice President, General Counsel and Secretary
David N. Morem	48	Senior Vice President and Chief Administrative Officer
Donald P. Newman	41	Vice President, Chief Accounting Officer and Controller

Mr. Heasley serves as President and Chief Executive Officer. Mr. Heasley joined the Company in March 2005. Prior to joining the Company, Mr. Heasley was Chairman and CEO of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services from October 2003 to March 2005. Mr. Heasley served as Chairman and CEO of First USA Bank from October 2000 to September 2003.

Mr. Derkacht serves as Executive Vice President. Mr. Derkacht joined the Company in January 2002 and served as its President and Chief Executive Officer from January 2002 until March 2005. Prior to joining the Company, Mr. Derkacht was President of e-PROFILE, a wholly-owned Internet banking subsidiary of Sanchez Computer Associates, Inc. from January 2000 to February 2001.

Mr. Vipond serves as a Senior Vice President with primary responsibility for the ACI Worldwide Product Group. Mr. Vipond joined the Company in 1985 and has served in various capacities, including President of the ACI Worldwide business unit, National Sales Manager of ACI Canada, Vice President of the Emerging Technologies and Network Systems divisions, President of the USSI, Inc. operating unit, and Senior Vice President of Consumer Banking.

Mr. Parkinson serves as a Senior Vice President with primary responsibility for the Americas Channel of ACI Worldwide. Mr. Parkinson joined the Company in 1984 and has served in various capacities, including President of the Insession Technologies business unit, Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Senior Vice President of the Enterprise Solutions Group.

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

Mr. Morem joined the Company in June 2005 and serves as Senior Vice President and Chief Administrative Officer. Prior to joining the Company, Mr. Morem was Chief Operating Officer of GE Home Finance from November 2003 to April 2005. From January 2003 to November 2003, Mr. Morem served as Senior Vice President of Credit Risk Management for Bank One Card Services. Mr. Morem worked as a Consultant for Acquisition Consulting from July 2001 to December 2002. From September 1978 to June 2001, Mr. Morem served in several capacities with US Bancorp, serving as its Senior Vice President of Credit Operations / Credit Risk Management from 1995 to 2001.

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

Other Information

Mr. Dennis D. Jorgensen was an executive officer of the Company throughout fiscal 2005, serving as Senior Vice President with primary responsibility for the IntraNet Worldwide business unit. On October 5, 2005, the Company announced a restructuring of its organization. Coincident with the restructuring, the Company announced Mr. Jorgensen’s retirement, which was effective October 21, 2005.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on The NASDAQ Stock Market under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported by The NASDAQ Stock Market:

Fiscal Year Ended September 30, 2005	High	Low
Fourth quarter	$28.95	$24.44
Third quarter	25.15	20.28
Second quarter	24.34	17.55
First quarter	21.58	15.22
Fiscal Year Ended September 30, 2004
Fourth quarter	21.64	14.65
Third quarter	25.47	18.12
Second quarter	25.08	17.60
First quarter	23.30	16.97

As of November 30, 2005, there were 260 holders of record of the Common Stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

The Company has never declared nor paid cash dividends on its common stock. The Company does not presently anticipate paying cash dividends. However, any future determination relating to its dividend policy will be made at the discretion of its Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the fourth quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2005	36,374	$24.85	36,374	$49,820,000
August 1 through August 31, 2005	43,000	$24.65	43,000	$48,760,000
September 1 through September 30, 2005	76,780	$27.32	76,780	$46,662,000
Total (1)	156,154	$26.01	156,154

(1)            On December 13, 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its common stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the fourth quarter of fiscal 2005, all shares were purchased in open-market transactions.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company’s consolidated financial statements. This data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The financial information below is not indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.” Amounts presented are in thousands, except earnings/loss per share amounts.

	Year Ended September 30,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenues:
Software license fees	$168,422	$157,402	$146,825	$158,453	$161,847
Maintenance fees	93,501	88,484	79,187	74,213	67,173
Services	51,314	46,898	51,279	52,001	70,062
Total revenues (2)	313,237	292,784	277,291	284,667	299,082
Expenses:
Cost of software license fees	24,648	24,996	25,500	31,053	43,616
Cost of maintenance and services	60,336	57,380	61,350	62,479	76,667
Research and development	39,686	38,007	35,373	35,029	41,240
Selling and marketing	65,600	61,109	54,482	57,352	71,492
General and administrative	58,512	56,478	56,037	55,563	61,925
Goodwill amortization (1)	—	—	—	—	14,793
Impairment of goodwill	—	—	9,290	1,524	36,618
Impairment of software	—	—	—	—	8,880
Total expenses (2)	248,782	237,970	242,032	243,000	355,231
Operating income (loss)	64,455	54,814	35,259	41,667	(56,149)
Other income (expense):
Interest income	3,843	1,762	1,211	1,667	1,759
Interest expense	(510)	(1,435)	(2,998)	(5,596)	(7,338)
Other, net	(1,681)	2,294	140	(26)	(15,414)
Total other income (expense)	1,652	2,621	(1,647)	(3,955)	(20,993)
Income (loss) before income taxes	66,107	57,435	33,612	37,712	(77,142)
Income tax (provision) benefit	(22,861)	(10,750)	(19,287)	(22,443)	(2,921)
Net income (loss)	$43,246	$46,685	$14,325	$15,269	$(80,063)
Earnings (loss) per share information:
Weighted average shares outstanding:
Basic	37,682	37,001	35,558	35,326	34,116
Diluted	38,501	38,076	35,707	35,572	34,116
Earnings (loss) per share:
Basic	$1.15	$1.26	$0.40	$0.43	$(2.35)
Diluted	$1.12	$1.23	$0.40	$0.43	$(2.35)

	As of September 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$120,594	$124,088	$81,084	$49,466	$21,946
Total assets	363,380	325,458	263,900	267,151	272,403
Current portion of debt	2,165	7,027	15,493	18,444	25,104
Debt (long-term portion)	154	2,327	9,444	24,866	44,135
Stockholders’ equity	217,118	186,961	122,874	102,858	83,970

(1)            Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill. Under SFAS No. 142, goodwill is no longer amortized.

(2)            On July 29, 2005, the Company acquired the business of S2 through the acquisition of substantially all of its assets. Included in fiscal 2005 are revenues and expenses of $2.4 million and $3.8 million, respectively, from S2-related operations.

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

Key trends that currently impact the Company’s strategies and operations include:

•       Increasing e-payment transaction volumes.   Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. For example, in the U.S., debit transactions at the point of sale are growing on an annual basis of over 20%. The Company leverages the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades from existing customers.

•       Aging payments software.   In many markets, e-payments are processed using software developed by internal information technology departments, much of which was originally developed over ten years ago. Increasing transaction volumes, industry mandates and the overall costs of supporting these older technologies often serves to obsolete these older systems, creating opportunities for the Company to replace this aging software with its products.

•       Adoption of open systems technology.   In an effort to leverage lower-cost computing technologies and leverage current technology staffing and resources, many financial institutions, retailers and e-payment processors are seeking to transition their systems from proprietary technologies to open technologies such as Windows, UNIX and Linux. The Company’s continued investment in open systems technologies is, in part, designed to address this demand.

•       e-Payments fraud and compliance.   As e-payment transaction volumes increase, criminal entities continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and e-payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. The Company continues to see opportunity to offer its fraud detection solutions to help customers manage the growing levels of e-payment fraud and compliance activity.

•       Adoption of smartcard technology.   In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The Europay/Mastercard/Visa (“EMV”) standard for issuing and processing debit and credit card transactions has emerged as the global standard, and many regions of the world are working on EMV rollouts. The primary benefit of EMV deployment is a reduction in e-payments fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g. chip card readers in ATM’s and POS devices). The Company is working with many customers around the world to facilitate EMV deployments, leveraging several of the Company’s solutions.

•       Basel II and Single European Payments Area (SEPA).   The Basel II and SEPA initiatives, primarily focused on the European Economic Community, are designed to link the ability of a financial institution to understand enterprise risk to its capital requirements, and to facilitate lower costs for cross-border payments. The Company’s consumer banking and wholesale banking solutions are both key elements in helping customers address these government-sponsored initiatives.

•       Financial institution consolidation.   Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company’s products and services. Consolidation of two of the Company’s customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company’s products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of the Company’s products, the Company’s revenue would decline. Conversely, the Company could benefit from the combination of a non-customer and a customer when the combined entity continues usage of the Company’s products and, as a larger combined entity, increases its demand for the Company’s products and services. The Company’s focus on larger financial institutions often results in its solutions being the surviving solutions in the consolidated entity.

•       e-Payments convergence.   As e-payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. The Company believes that the strategy of using service-oriented-architectures to allow for re-use of common e-payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable 1:1 marketing in multiple bank channels and manage enterprise risk. The Company’s reorganization was, in part, focused on this trend, by facilitating the delivery of integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank.

Several other factors related to the Company’s business may have a significant impact on its operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of the Company’s products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For those arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. In addition, while the Company’s contracts are generally denominated in U.S. dollars, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the Company’s recognition of gains or losses for that period.

The Company continues to seek ways to grow, through both organic sources and acquisitions. The Company plans to increase its spending on research and development in fiscal 2006 to help drive organic growth from solutions such as BASE24-es, ACI Proactive Risk Manager and ACI Smart Chip Manager. In addition, the Company continually looks for potential acquisitions designed to improve its solutions’ breadth or provide access to new markets. As part of its acquisition strategy, the Company seeks acquisition candidates that are strategic, capable of being integrated into the Company’s operating environment and financially accretive to the Company’s financial performance.

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

The Company’s sales focus continues to shift from its more-established (“mature”) products to its BASE24-es product and other less-established (collectively referred to as “newer”) products. As a result of this shift to newer products, absent other factors, the Company initially experiences an increase in deferred revenues and a corresponding decrease in current period revenues due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and the Company determines that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by Company management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow the Company to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable.

Provision for Doubtful Accounts

The Company maintains a general allowance for doubtful accounts based on its historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in its accounts receivable. In estimating the necessary level of its allowance for doubtful accounts, management considers the aging of its accounts receivable, the creditworthiness of the Company’s customers, economic conditions within the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which the Company has a number of customers, additional provisions for doubtful accounts may be recorded to reserve for potential future losses. Any such additional provisions would reduce operating income in the periods in which they were recorded.

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

Acquisition

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. The majority of these assets are included in the ACI Worldwide business unit, with the remaining assets in the Insession Technologies business unit. S2 is a global provider of electronic payments and network connectivity software. S2 primarily serves financial services and retail customers, which are homogeneous and complementary to the Company’s target markets. In addition to its U.S. operations, S2 has a significant presence in Europe, the Middle East and the Asia-Pacific region, generating nearly half of its revenue from international markets. See Note 2 to the consolidated financial statements for additional information related to the Company’s acquisition of S2.

Business Units

Throughout fiscal 2005, the Company’s products and services were organized within three operating segments, referred to as business units — ACI Worldwide, Insession Technologies and IntraNet Worldwide. The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by business unit. The following are revenues and operating income for these business units for fiscal 2005, 2004 and 2003 (in thousands):

	Year Ended September 30,
	2005	2004	2003
Revenues:
ACI Worldwide	$243,986	$224,020	$206,408
Insession Technologies	41,278	37,711	33,086
IntraNet Worldwide	27,973	31,053	37,797
	$313,237	$292,784	$277,291
Operating income:
ACI Worldwide	$49,628	$38,730	$22,060
Insession Technologies	12,103	9,972	7,221
IntraNet Worldwide	2,724	6,112	5,978
	$64,455	$54,814	$35,259

Included in fiscal 2005 revenues is $2.4 million, primarily in the ACI Worldwide business unit, resulting from the acquisition of S2. Included in fiscal 2005 operating income is a $1.4 million operating loss from S2-related operations, primarily in the ACI Worldwide business unit. These results represent two months’ worth of revenue and expenses from the S2 acquisition. The Company expects that the S2 acquisition will be financially accretive in fiscal 2006, due to a combination of expense reductions, normalization of maintenance fee revenues and continued marketing of the S2 products.

Backlog

Included in backlog are all software license fees, maintenance fees and services specified in executed contracts to the extent that the Company believes that recognition of the related revenue will occur within the next twelve months. Recurring backlog includes all monthly license fees, maintenance fees and facilities management fees. Non-recurring backlog includes other software license fees and services. The following table sets forth the Company’s recurring and non-recurring backlog, by business unit, as of September 30, 2005 (in thousands):

	Recurring	Non- Recurring	Total
ACI Worldwide	$138,510	$56,511	$195,021
Insession Technologies	23,317	8,619	31,936
IntraNet Worldwide	11,949	3,720	15,669
	$173,776	$68,850	$242,626

Included in backlog as of September 30, 2005 is $11.3 million resulting from the Company’s acquisition of S2, of which $8.7 million is in the ACI Worldwide business unit and $2.6 million is in the Insession Technologies business unit.

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

	Year Ended September 30,
	2005		2004		2003
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues:
Initial license fees (ILFs)	$95,206	30.4%	$74,426	25.4%	$61,542	22.2%
Monthly license fees (MLFs)	73,216	23.4	82,976	28.4	85,283	30.7
Software license fees	168,422	53.8	157,402	53.8	146,825	52.9
Maintenance fees	93,501	29.8	88,484	30.2	79,187	28.6
Services	51,314	16.4	46,898	16.0	51,279	18.5
Total revenues	313,237	100.0	292,784	100.0	277,291	100.0
Expenses:
Cost of software license fees	24,648	7.9	24,996	8.5	25,500	9.2
Cost of maintenance and services	60,336	19.2	57,380	19.6	61,350	22.1
Research and development	39,686	12.7	38,007	13.0	35,373	12.8
Selling and marketing	65,600	20.9	61,109	20.9	54,482	19.6
General and administrative	58,512	18.7	56,478	19.3	56,037	20.2
Impairment of goodwill	—	—	—	—	9,290	3.4
Total expenses	248,782	79.4	237,970	81.3	242,032	87.3
Operating income	64,455	20.6	54,814	18.7	35,259	12.7
Other income (expense):
Interest income	3,843	1.2	1,762	0.6	1,211	0.4
Interest expense	(510)	(0.2)	(1,435)	(0.5)	(2,998)	(1.1)
Other, net	(1,681)	(0.5)	2,294	0.8	140	0.1
Total other income (expense)	1,652	0.5	2,621	0.9	(1,647)	(0.6)
Income before income taxes	66,107	21.1	57,435	19.6	33,612	12.1
Income tax provision	(22,861)	(7.3)	(10,750)	(3.7)	(19,287)	(6.9)
Net income	$43,246	13.8%	$46,685	15.9%	$14,325	5.2%

Revenues.   Total revenues for fiscal 2005 increased $20.4 million, or 7.0%, as compared to fiscal 2004. The increase is the result of an $11.0 million, or 7.0%, increase in software license fee revenues, a $5.0 million, or 5.7%, increase in maintenance fee revenues, and a $4.4 million, or 9.4%, increase in services revenues. Included in fiscal 2005 results, with no corresponding amount in fiscal 2004, was approximately $2.4 million in S2-related revenues.

Total revenues for fiscal 2004 increased $15.5 million, or 5.6%, as compared to fiscal 2003. The increase is the result of a $10.6 million, or 7.2%, increase in software license fee revenues and a $9.3 million, or 11.7%, increase in maintenance fee revenues, offset by a $4.4 million, or 8.5%, decrease in services revenues.

For fiscal 2005 as compared to fiscal 2004, ACI Worldwide’s software license fee revenues increased by $6.7 million. This increase resulted from a sales mix during fiscal 2005 that was more heavily weighted toward the BASE24 product line, including increased license renewals in the Americas region and increased capacity upgrades in the Americas and EMEA regions, as well as recognition of previously-deferred revenues for several large projects that were completed during fiscal 2005, including software license fee revenue following customer acceptance of a significant BASE24-es application. There was also a significant license renewal that occurred within the EMEA region during fiscal 2004 which resulted in an increase in ACI Worldwide’s software license fee revenues in fiscal 2004 that offset some of the comparative year-to-year increase in ACI Worldwide software license fee revenues. Insession Technologies’ software license fee revenues were $2.8 million higher in fiscal 2005 than in fiscal 2004, primarily due to increased activity related to third-party transactional data management products distributed by Insession Technologies. IntraNet Worldwide’s software license fee revenues were $1.5 million higher in fiscal 2005 than in fiscal 2004, primarily due to a large international Money Transfer System (“iMTS”) product contract extension that was recognized during fiscal 2005.

For fiscal 2004 as compared to fiscal 2003, ACI Worldwide’s software license fee revenues increased by $12.3 million, the largest portion of which was due to a significant license renewal in the EMEA region, a large capacity upgrade and term extension by a customer in the Americas, increased revenues from the Company’s BASE24 and fraud detection products, and a number of other large system and capacity increases. Insession Technologies’ software license fee revenues increased by $3.3 million in fiscal 2004 as compared to fiscal 2003 due to increased activity related to its data connectivity and web-based communication products, as well as third-party transactional data management products distributed by Insession Technologies. For fiscal 2004 as compared to fiscal 2003, IntraNet Worldwide’s software license fee revenues decreased by $5.0 million, primarily due to the completion of the final phase of an ACH processing project with a large European bank during fiscal 2003 which allowed the Company to recognize approximately $3.6 million in revenues. Also, as IntraNet Worldwide’s customers completed their migration from the HP AlphaServer-based iMTS product (previously referred to as the Digital VAX-based iMTS product) to the IBM pSeries-based iMTS product (previously referred to as the RS6000-based iMTS product), corresponding revenues associated with the migration process declined, which explains the remaining reduction in IntraNet Worldwide’s software license fee revenues for fiscal 2004 as compared to fiscal 2003.

The comparative increases in maintenance fee revenues during both fiscal 2005 and fiscal 2004 were primarily due to growth in the installed base of software products within the ACI Worldwide and Insession Technologies business units in the Americas and EMEA regions. In addition, maintenance fee revenues of $1.0 million were recognized from S2 products during fiscal 2005. Recognition of previously-deferred maintenance fee revenues for projects that were completed during fiscal 2005 also resulted in higher maintenance fee revenues for that period as compared to fiscal 2004.

The increase in services revenues during fiscal 2005 as compared to fiscal 2004 was primarily due to the recognition of previously-deferred services revenues for several large projects that were completed during fiscal 2005, with offsetting decreases in IntraNet Worldwide services revenues, as well as the deferrals of ACI Worldwide services revenues. Since all of IntraNet Worldwide’s iMTS customers have successfully completed their migration from the HP AlphaServer-based iMTS product to the IBM pSeries-based iMTS product, corresponding services revenues associated with the migration process have declined. Within the ACI Worldwide business unit, a greater percentage of services work during fiscal 2005 related to the Company’s newer BASE24-es product, which resulted in deferral of the corresponding services revenues until a time whereupon acceptance or first production use of the product occurs. In addition, services revenues of $1.1 million were recognized from S2 products during fiscal 2005. The decrease in services revenues for fiscal 2004 as compared to fiscal 2003 resulted primarily from increasing sales of newer products such as the Company’s BASE24-es product, for which related services revenues are deferred until acceptance or first production use of the product occurs, combined with decreases in services revenues within the IntraNet Worldwide business unit as customers completed their migration to the IBM pSeries-based iMTS product.

Expenses.   Total operating expenses for fiscal 2005 increased $10.8 million, or 4.5%, as compared to fiscal 2004. Included in fiscal 2005 operating expenses, with no corresponding amounts in fiscal 2004, were approximately $3.8 million in S2-related expenses and $1.3 in charges resulting from a reorganization of the Company’s business units. In a press release dated October 25, 2005, these restructuring charges were primarily included in operating expenses in general and administrative expenses. Subsequent to the date of this press release, the Company reclassified certain fiscal 2005 restructuring charges totaling $953,000 from general and administrative expenses into the following operating expenses: $28,000 to cost of software license fees, $169,000 to cost of maintenance and services, $224,000 to research and development, and $532,000 to selling and marketing. The effect of changes in foreign currency exchange rates was to increase overall expenses by approximately $4.4 million for fiscal 2005 as compared to fiscal 2004.

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

Cost of software license fees for fiscal 2005 decreased $0.3 million, or 1.4%, as compared to fiscal 2004. This decrease was primarily attributable to higher commissions paid to distributors of the Company’s products during fiscal 2004. However, the Company experienced increased expenses surrounding customizations and/or enhancements of its newer software products within the ACI Worldwide business unit during fiscal 2005, resulting in higher costs in fiscal 2005 as compared to fiscal 2004, which offset some of the year-to-date benefits received from the decrease in distributor commission costs. Cost of software license fees for fiscal 2004 decreased $0.5 million, or 2.0%, as compared to fiscal 2003. This decrease was due primarily to a reduction in compensation-related expenses resulting from the shift of certain personnel to research and development activities in the latter part of fiscal 2003, offset by an increase in commissions paid to distributors of the Company’s products along with higher product royalty fees paid on increased sales of third-party products during fiscal 2004 as compared to fiscal 2003.

Cost of maintenance and services for fiscal 2005 increased $3.0 million, or 5.2%, as compared to fiscal 2004. The comparative increase resulted primarily from $3.4 million in costs incurred to support the S2 products and higher expenses in fiscal 2005 resulting from changes in foreign currency exchange rates, offset by a reduction in compensation-related expenses resulting from the shift of certain personnel to installation services associated with increasing sales of newer products such as the Company’s BASE24-es product, for which revenues are being deferred until acceptance or first production use and the associated costs are capitalized and subsequently expensed when the related services revenue recognition occurs. Cost of maintenance and services for fiscal 2004 decreased $4.0 million, or 6.5%, as compared to fiscal 2003. This decrease was primarily due to a reduction in compensation-related expenses resulting from the shift of certain personnel to installation services associated with increasing sales of newer products such as the Company’s BASE24-es product, for which revenues are being deferred until acceptance or first production use and the associated costs are capitalized and subsequently expensed when the related services revenue recognition occurs, and the shift of certain personnel to research and development activities in the latter part of fiscal 2003, offset in part by an increase in costs to perform maintenance and services activities corresponding to an increase in the related combined revenues.

Research and development (“R&D”) costs for fiscal 2005 increased $1.7 million, or 4.4%, as compared to fiscal 2004. This increase in R&D costs was primarily due to increased personnel assigned to R&D activities, as well as higher expenses in fiscal 2005 that resulted from changes in foreign currency exchange rates. R&D costs for fiscal 2004 increased $2.6 million, or 7.4%, as compared to fiscal 2003. This increase was primarily due to the shift of certain personnel from other areas of the Company to R&D activities in the latter part of fiscal 2003.

Selling and marketing costs for fiscal 2005 increased $4.5 million, or 7.3%, as compared to fiscal 2004. This increase in selling and marketing costs was primarily due to higher expenses in fiscal 2005 resulting from commissions due on strong sales, changes in foreign currency exchange rates, primarily in the EMEA region, increases in travel-related expenses and $0.5 million in fiscal 2005 restructuring charges. Selling and marketing costs for fiscal 2004 increased $6.6 million, or 12.2%, as compared to fiscal 2003. The large increase in selling and marketing costs reflects increased sales commissions caused primarily by higher sales volumes in the ACI Worldwide and Insession Technologies business units during fiscal 2004 as compared to fiscal 2003. Most of the increased sales activity in the ACI Worldwide business unit during fiscal 2004 occurred within the EMEA region.

General and administrative costs for fiscal 2005 increased $2.0 million, or 3.6%, as compared to fiscal 2004. This increase was primarily due to increased professional fees related to legal services, internal controls compliance testing, and other corporate level strategic planning costs. Reduced costs of director and officer liability insurance offset some of the increase in professional fees. General and administrative costs for fiscal 2004 increased $0.4 million, or 0.8%, as compared to fiscal 2003. This increase was primarily due to increased professional fees for legal, tax and other services, as well as increased insurance costs for director and officer liability insurance, offset by reductions in depreciation and bad debt expenses during fiscal 2004 as compared to fiscal 2003.

Other Income and Expense.   Interest income for fiscal 2005 increased $2.1 million, or 118.1%, as compared to fiscal 2004. Interest income for fiscal 2004 increased $0.6 million, or 45.5%, as compared to fiscal 2003. The increases in interest income during fiscal 2005 as compared to fiscal 2004 are attributable to higher average cash and marketable securities balances, marginal increases in interest rates and global consolidation of excess cash amounts into higher yielding investments. The increases in interest income during fiscal 2004 as compared to fiscal 2003 are attributable to higher cash and marketable securities balances.

Interest expense for fiscal 2005 decreased $0.9 million, or 64.5%, as compared to fiscal 2004. Interest expense for fiscal 2004 decreased $1.6 million, or 52.1%, as compared to fiscal 2003. While no new debt under financing agreements has been incurred by the Company during the past three fiscal years, scheduled payments continue to be made, decreasing outstanding debt balances and corresponding interest expense.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for fiscal 2005 was $1.7 million as compared to other income for the same period of fiscal 2004 of $2.3 million. These amounts were primarily attributable to foreign currency gains or losses realized by the Company, with the Company realizing $1.4 million in net losses during fiscal 2005 as compared to $2.6 million in net gains during fiscal 2004. Other income for fiscal 2004 increased $2.2 million as compared to fiscal 2003. This increase is primarily due to foreign currency gains, with the Company realizing $2.6 million in net gains during fiscal 2004 as compared to $0.3 million in net gains during fiscal 2003.

Income Taxes.   The effective tax rates for fiscal 2005, 2004 and 2003 were approximately 34.6%, 18.7% and 57.4%, respectively. Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Tax expense at federal rate of 35%	$23,137	$20,102	$11,764
Increase (decrease) in valuation allowance	113	(2,798)	887
State income taxes, net of federal benefit	1,477	1,661	835
Foreign tax rate differential	(293)	1,410	120
Impairment of goodwill	—	—	3,252
MDL restructuring	—	(11,337)	—
Impact of foreign taxes on U.S. return	—	1,585	2,812
Research and development credits	(198)	(299)	(314)
Extraterritorial income exclusion	(494)	(448)	(390)
Nontaxable municipal interest	(753)	—	—
Other	(128)	874	321
Income tax provision	$22,861	$10,750	$19,287

Each year, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of September 30, 2005, the Company had net deferred tax assets of $24.4 million (net of a $50.4 million valuation allowance). The Company’s valuation allowance primarily relates to foreign net operating losses, foreign tax credits, capital loss carryforwards, impairment of investments and foreign withholding taxes. The valuation allowance is based on the extent to which management believes these carryforwards and credits could expire unused due to the Company’s historical or projected losses. The Company analyzes the recoverability of its net deferred tax assets at each future reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

During fiscal 2004, the Company completed a reorganization of its MessagingDirect Ltd. subsidiary, now known as MessagingDirect Company, and its related entities (collectively referred to as “the MDL entities”), and elected to treat certain foreign operations as branches of the U.S. parent company, which resulted in the recognition of a $12.0 million tax benefit, of which the federal benefit was $11.3 million and the state benefit was $0.7 million. This tax benefit arises from the excess of tax basis over the book carrying value of these foreign assets following the reorganization.

The Company had foreign tax credit carryforwards at September 30, 2005 of $12.1 million, which will begin to expire in fiscal 2010. The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $1.3 million at September 30, 2005 related to the pre-acquisition periods of acquired subsidiaries, which begin to expire in fiscal 2009, and $2.8 million related to pre-reorganization losses of U.S. corporations that were not previously a part of the Company’s U.S. consolidated income tax return, which begin to expire in 2021. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and Treasury Regulations under Section 1502. At September 30, 2005, the Company had foreign NOLs of $65.9 million, a majority of which may be utilized over an indefinite life, with the remainder expiring over the next 15 years. A valuation allowance has been provided for substantially all of the deferred tax assets related to the foreign loss carryforwards to the extent management believes these carryforwards are more likely than not to expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries. In addition, at September 30, 2005, the Company had domestic capital loss carryforwards for tax purposes of $17.0 million, for which a full valuation allowance has been provided. These domestic capital loss carryforwards begin to expire in fiscal 2006.

The American Jobs Creation Act of 2004 (the “Jobs Act”)

On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years.

The Company currently takes advantage of the extraterritorial income exclusion (“EIE”) in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over a three-year period, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in years after 2006.

The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income,” not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s board of directors. The Company has determined that it will not repatriate any foreign earnings under the repatriation provisions of the Jobs Act.

Subsequent Event — Federal Tax Audit Settlement

The Company has reached an agreement with the IRS to settle its open audit years 1997 through 2003, which will result in a refund to the Company. A refund claim was submitted to the Joint Committee on Taxation (“Joint Committee”) for approval. Subsequent to the end of fiscal 2005, the Company was notified by the IRS that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. The total amount of the refund is estimated to be $8.9 million, plus interest of approximately $1.7 million. The Company recorded the effects of the refund plus interest in its consolidated financial statements in the first quarter of fiscal 2006, including entries to relieve related tax contingency reserves of $3.3 million. The Company is evaluating the impact to the consolidated financial statements of other adjustments related to the audit settlement.

Liquidity and Capital Resources

As of September 30, 2005, the Company’s principal sources of liquidity consisted of $156.5 million in cash, cash equivalents and marketable securities. The Company had no bank borrowings outstanding as of September 30, 2005. In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. During fiscal 2005, the Company repurchased 1,467,000 shares of its common stock at an average price of $22.73 per share under this stock repurchase program, with cash paid of $33.0 million by September 30, 2005 and remaining settlements of $0.3 million occurring the first week of October on these repurchased shares. As of September 30, 2005, the maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $46.7 million. During the two-month period ending November 30, 2005, the Company repurchased additional shares of its common stock under this stock repurchase program for approximately $9.5 million.

The Company may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. On June 29, 2005, the Company announced the signing of a definitive agreement to acquire substantially all of the assets of S2 Systems, Inc. (“S2”). S2, which generates nearly half of its revenue from international markets, is a global provider of electronic payments and network connectivity software. S2 primarily serves financial services and retail customers, which are homogeneous and complementary to the Company’s target markets. The Company completed the acquisition on July 29, 2005 for $35.7 million in cash, inclusive of a working capital adjustment, of which $8.0 million was being held in escrow at September 30, 2005. The Company paid an additional $0.9 million for acquisition-related costs. In addition, the Company may pay additional consideration based upon transaction-based license fee revenues of certain customer contracts acquired, with computation of such amounts on a quarterly basis through the fiscal quarter ended September 30, 2008.

The Company’s net cash flows provided by operating activities in fiscal 2005, 2004 and 2003 were $53.2 million, $58.1 million and $37.9 million, respectively. The decrease in operating cash flows in fiscal 2005 as compared to fiscal 2004 resulted primarily from decreased net income, along with changes in billed and accrued receivables and deferred revenues, offset by increases in operating cash flows resulting from changes in recoverable income taxes. The increase in operating cash flows in fiscal 2004 as compared to fiscal 2003 resulted primarily from increased net income, including adjustments for non-cash items, and changes in recoverable income taxes.

On October 5, 2005, the Company issued a press release announcing a restructuring of its organization. As a result of this restructuring, the Company incurred $1.3 million in charges during fiscal 2005, of which $0.2 million was paid in fiscal 2005, with remaining amounts to be paid in fiscal 2006. During fiscal 2006, the Company expects to incur an additional $2.1 million to $2.8 million in restructuring costs offset by first-year pre-tax savings of $5.8 million to $6.0 million. Total estimated restructuring charges related to this reorganization consist of termination benefits of $1.6 million to $1.7 million; office establishment and/or relocation along with employee hiring and/or relocation charges of $1.4 million to $1.8 million; and other charges of $0.4 million to $0.6 million. Substantially all of the aforementioned charges result in cash expenditures after September 30, 2005. The Company expects annual pre-tax savings from this reorganization to be in the range of $6.4 million to $6.7 million. Estimated first-year savings are lower than estimated future-year savings as certain compensation-related expense reductions are for less than a full year during fiscal 2006. The Company anticipates that the restructuring will be substantially completed by the end of fiscal 2006.

The Company paid $1.7 million in fiscal 2004 and $0.6 million in fiscal 2003 related to restructuring charges incurred prior to fiscal 2005. Liabilities of $0.5 million remaining at September 30, 2004 related to restructuring charges were reversed in fiscal 2005 due to the Company’s decision to continue leasing the corporate aircraft through the term of the lease rather than seek an exit to the lease obligation.

The Company’s net cash flows used in investing activities in fiscal 2005, 2004 and 2003 were $79.4 million, $2.9 million and $34.9 million, respectively. Several factors affected the comparison in activity between fiscal years. In fiscal 2005, the Company used cash to increase its net holdings of marketable securities by $37.4 million, used $36.6 million to acquire the business of S2 (including $35.7 million paid to owners of S2 as well as acquisition-related expenses), and purchased $5.5 million of software, property and equipment. In fiscal 2004, the Company purchased $3.9 million of software, property and equipment, and reduced its holdings of marketable securities by $1.0 million. In fiscal 2003, the Company purchased $3.1 million of software, property and equipment, and increased its net holdings of marketable securities by $32.5 million.

The Company’s net cash flows used in financing activities were $24.8 million, $2.8 million and $14.9 million in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, the Company used cash of $33.0 million to purchase shares of its common stock under the Company’s stock repurchase program, made scheduled payments to the third-party financial institutions totaling $7.3 million, and received proceeds of $14.1 million from exercises of stock options. In fiscal 2004, the Company made scheduled payments to the third-party financial institutions totaling $16.3 million and received proceeds of $13.1 million from exercises of stock options. In fiscal 2003, the Company made scheduled payments to the third-party financial institutions totaling $19.2 million and received proceeds of $4.7 million from exercises of stock options.

The Company also realized an increase in cash of $0.5 million, $2.9 million and $2.9 million during fiscal 2005, 2004 and 2003, respectively, due to foreign exchange rate variances.

The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company’s projected liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2017. In addition, the Company has sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions for cash. The Company recorded the proceeds received from these financing agreements as debt and reduces the debt principal as payments are made. Contractual obligations as of September 30, 2005 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$37,323	$10,886	$17,404	$6,630	$2,403
Debt — Financing Agreement Obligations	2,319	2,165	154	—	—
Total	$39,642	$13,051	$17,558	$6,630	$2,403

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which includes recognition, measurement and disclosure guidance for companies as they begin to implement SFAS No. 123R. SAB 107 does not modify any of SFAS No. 123R’s conclusions or requirements. Although SFAS No. 123R was originally scheduled to become effective as of the first interim reporting period that began after June 15, 2005, the SEC deferred the effective date of this pronouncement to the first annual reporting period that begins after June 15, 2005. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. The Company adopted SFAS No. 123R as of October 1, 2005. The impact of adopting SFAS No. 123R will depend partially on levels of share-based awards granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the results would have approximated the impact as illustrated in the pro forma disclosures included in Note 1 to the consolidated financial statements.

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

The primary objective of the Company’s cash investment policy is to preserve principal without significantly increasing risk. Based on the Company’s cash investments and interest rates on these investments at September 30, 2005, and if the Company maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.5 million annually.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this annual report on Form 10-K and are listed in Part IV, Item 15.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the

Company’s financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the Company’s internal control over financial reporting as of September 30, 2005. Management based its assessment on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes S2 Systems, Inc., which was acquired by the Company on July 29, 2005. The Company recorded total assets of $42.5 million related to the acquisition of S2, representing approximately 12% of its total consolidated assets, and $2.4 million in revenues, representing less than 1% of the Company’s fiscal 2005 total consolidated revenues.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005. Management has identified no material weakness in internal control over financial reporting. The Company has reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included below within this Item 9A.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Transaction Systems Architects, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A, that Transaction Systems Architects, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the business of S2 Systems, Inc. during the year ended September 30, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, the S2 Systems, Inc.’s internal controls over financial reporting associated with total assets of $42.5 million and total revenues of $2.4 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended September 30, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of S2 Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 12, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
December 12, 2005

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the registrant is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on March 7, 2006 (“the Proxy Statement”) and is incorporated herein by reference. Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is also incorporated herein by reference. Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in the Proxy Statement and is incorporated herein by reference.

Certain information regarding the Company’s executive officers is included in Item 4A, “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and Controller, and persons performing similar functions. The full text of the Code of Ethics is published on the Company’s website at www.tsainc.com in the “Investor Relations — Corporate Governance” section. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on its website within five business days following the adoption of such amendment or waiver.

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

(3)   Exhibits.   The following exhibit index lists exhibits incorporated herein by reference, filed as part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit No.		Description
2.01	(1)	Asset Purchase Agreement by and between S2 Systems, Inc. and the Company
3.01	(2)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(3)	Amended and Restated Bylaws of the Company
4.01	(4)	Form of Common Stock Certificate
10.01	(5) *	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10.02	(6) *	ACI Holding, Inc. 1994 Stock Option Plan
10.03	(7) *	Transaction Systems Architects, Inc. 1996 Stock Option Plan
10.04	(8) *	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan
10.07	(9) *	Severance Compensation Agreements between Transaction Systems Architects, Inc. and certain officers, including executive officers
10.08	(10) *	Transaction Systems Architects, Inc. 1999 Stock Option Plan
10.09	(11) *	Transaction Systems Architects, Inc. 1999 Employee Stock Purchase Plan
10.10	(12) *	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan
10.12	(13) *	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan
10.12	(14) *	Amendment to 2002 Non-Employee Director Stock Option Plan, Amendment No. 1 to Stock Option Agreement (dated as of May 8, 2002) and Amendment No. 1 to Stock Option Agreement (dated as of March 9, 2004)
10.09	(15) *	Transaction Systems Architects, Inc. 2005 Equity and Performance Incentive Plan
10.13	(16) *	Third Amended and Restated Employment Agreement between the Company and Gregory D. Derkacht

10.14	(17) *	Amended and Restated Severance Compensation Agreement between the Company and Gregory D. Derkacht
10.15	(17) *	Severance Compensation Agreement between the Company and certain officers, including executive officers
10.16	(18) *	Severance Compensation Agreement (Change in Control) between the Company and certain officers, including executive officers
10.17	(19) *	Indemnification Agreement between the Company and certain officers, including executive officers
10.18	(20) *	Description of the 2005 Fiscal Year Management Incentive Compensation Plan
10.19	(21) *	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan
10.20	(22) *	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan
10.21	(23) *	Form of Stock Option Agreement for the Company’s 1997 Management Stock Option Plan
10.22	(24) *	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan
10.23	(25) *	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan
10.24	(26) *	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan
10.24	(27) *	Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan
10.24	(28) *	Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan
10.24	(29) *	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan
10.24	(30) *	Employment Agreement by and between the Company and Philip G. Heasley
10.24	(31) *	Stock Option Agreement by and between the Company and Philip G. Heasley
10.24	(32) *	Change in Control Severance Compensation Agreement by and between the Company and Philip G. Heasley
10.24	(33) *	Fourth Amended and Restated Employment Agreement between the Company and Gregory D. Derkacht
10.24	(34) *	Description of the 2006 Fiscal Year Management Incentive Compensation Plan
10.24	(35) *	Separation Agreement and General Release between Dennis Jorgensen and the Company
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)            Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 1, 2005.

(2)            Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed on January 26, 2005 (File No. 000-25346).

(3)            Incorporated herein by reference to Exhibit 3. 2 to the registrant’s Registration Statement No. 333-113550 on Form S-8.

(4)            Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)            Incorporated herein by reference to Exhibit 10.09 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(6)            Incorporated herein by reference to Exhibit 10.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(7)            Incorporated herein by reference to Exhibit 10.07 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996.

(8)            Incorporated herein by reference to Exhibit 10.24 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 1997.

(9)            Incorporated herein by reference to Exhibit 10.32 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1999.

(10)     Incorporated herein by reference to Appendix A to the registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

(11)     Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2005.

(12)     Incorporated herein by reference to Exhibit 10.33 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2000.

(13)     Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

(14)     Incorporated herein by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(15)     Incorporated herein by reference to Annex B to the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed on January 26, 2005 (File No. 000-25346).

(16)     Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 29, 2004.

(17)     Incorporated herein by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

(18)     Incorporated herein by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

(19)     Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

(20)     Incorporated herein by reference to Exhibit 10.2 to the registrant’s Form 8-K/A, Amendment No. 2, filed on December 13, 2004.

(21)     Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(22)     Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(23)     Incorporated herein by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(24)     Incorporated herein by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(25)     Incorporated herein by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(26)     Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(27)     Incorporated herein by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(28)     Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2005.

(29)     Incorporated herein by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(30)     Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(31)     Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(32)     Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(33)     Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 9, 2005.

(34)     Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 20, 2005.

(35)     Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 13, 2005.

*                    Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
December 12, 2005

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$83,693	$134,198
Marketable securities	72,819	35,434
Billed receivables, net of allowances of $2,390 and $2,834, respectively	63,530	44,487
Accrued receivables	5,535	11,206
Recoverable income taxes	3,474	11,524
Deferred income taxes, net	2,552	230
Other	13,009	6,901
Total current assets	244,612	243,980
Property and equipment, net	9,089	8,251
Software, net	4,930	1,454
Goodwill	66,169	46,706
Other intangible assets, net	13,573	618
Deferred income taxes, net	21,884	22,943
Other	3,123	1,506
Total assets	$363,380	$325,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt — financing agreements	$2,165	$7,027
Accounts payable	9,521	6,974
Accrued employee compensation	19,296	13,354
Deferred revenue	81,374	82,647
Accrued and other liabilities	11,662	9,890
Total current liabilities	124,018	119,892
Debt — financing agreements	154	2,327
Deferred revenue	20,450	15,427
Other	1,640	851
Total liabilities	146,262	138,497
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and 2004	—	—
Common stock, $.005 par value; 70,000,000 shares authorized; 40,327,678 shares issued at September 30, 2005	202	—
Class A common stock, $.005 par value; 50,000,000 shares authorized; 39,105,484 shares issued at September 30, 2004	—	196
Treasury stock, at cost, 2,943,109 and 1,476,145 shares at September 30, 2005 and 2004, respectively	(68,596)	(35,258)
Additional paid-in capital	274,344	254,715
Retained earnings (accumulated deficit)	20,329	(22,917)
Accumulated other comprehensive loss	(9,161)	(9,775)
Total stockholders’ equity	217,118	186,961
Total liabilities and stockholders’ equity	$363,380	$325,458

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Revenues:
Software license fees	$168,422	$157,402	$146,825
Maintenance fees	93,501	88,484	79,187
Services	51,314	46,898	51,279
Total revenues	313,237	292,784	277,291
Expenses:
Cost of software license fees	24,648	24,996	25,500
Cost of maintenance and services	60,336	57,380	61,350
Research and development	39,686	38,007	35,373
Selling and marketing	65,600	61,109	54,482
General and administrative	58,512	56,478	56,037
Impairment of goodwill	—	—	9,290
Total expenses	248,782	237,970	242,032
Operating income.	64,455	54,814	35,259
Other income (expense):
Interest income	3,843	1,762	1,211
Interest expense	(510)	(1,435)	(2,998)
Other, net	(1,681)	2,294	140
Total other income (expense)	1,652	2,621	(1,647)
Income before income taxes	66,107	57,435	33,612
Income tax provision	(22,861)	(10,750)	(19,287)
Net income	$43,246	$46,685	$14,325
Earnings per share information:
Weighted average shares outstanding:
Basic	37,682	37,001	35,558
Diluted	38,501	38,076	35,707
Earnings per share:
Basic	$1.15	$1.26	$0.40
Diluted	$1.12	$1.23	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Treasury	Paid-in	(Accumulated	Comprehensive
	Stock*	Stock	Capital	Deficit)	Loss	Total
Balance, September 30, 2002	$183	$(35,258)	$228,465	$(83,927)	$(6,605)	$102,858
Comprehensive income information:
Net income	—	—	—	14,325	—	14,325
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(1,858)	(1,858)
Change in unrealized investment holding loss	—	—	—	—	242	242
Comprehensive income						12,709
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,027	—	—	1,027
Exercises of stock options	5	—	4,720	—	—	4,725
Tax benefit of stock options exercised	—	—	1,518	—	—	1,518
Stock option compensation	—	—	62	—	—	62
Loss on redemption of redeemable preferred stock of subsidiary company	—	—	(125)	—	—	(125)
Issuance of common stock pursuant to redemption of redeemable preferred stock of subsidiary company	—	—	100	—	—	100
Balance, September 30, 2003	188	(35,258)	235,767	(69,602)	(8,221)	122,874
Comprehensive income information:
Net income	—	—	—	46,685	—	46,685
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(1,755)	(1,755)
Change in unrealized investment holding loss	—	—	—	—	77	77
Reclassification adjustment for loss realized in net income	—	—	—	—	124	124
Comprehensive income						45,131
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	957	—	—	957
Exercises of stock options	8	—	13,106	—	—	13,114
Tax benefit of stock options exercised	—	—	4,738	—	—	4,738
Stock option compensation	—	—	147	—	—	147
Balance, September 30, 2004	196	(35,258)	254,715	(22,917)	(9,775)	186,961
Comprehensive income information:
Net income	—	—	—	43,246	—	43,246
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	620	620
Change in unrealized investment holding loss	—	—	—	—	(6)	(6)
Comprehensive income						43,860
Repurchases of common stock	—	(33,338)	—	—	—	(33,338)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,007	—	—	1,007
Exercises of stock options	6	—	14,114	—	—	14,120
Tax benefit of stock options exercised	—	—	4,299	—	—	4,299
Stock option compensation	—	—	209	—	—	209
Balance, September 30, 2005	$202	$(68,596)	$274,344	$20,329	$(9,161)	$217,118

*                     During fiscal 2005, the Company’s stockholders approved a proposal that re-designated the Company’s Class A Common Stock as Common Stock without modification of the rights, preferences or privileges associated with such shares and eliminated the Company’s Class A Common Stock.

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$43,246	$46,685	$14,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,832	4,203	5,063
Amortization	1,348	2,368	3,976
Loss on sale of marketable securities	—	124	188
Impairment of goodwill	—	—	9,290
Deferred income taxes	(1,358)	(3,054)	25,146
Tax benefit of stock options exercised	4,299	4,738	1,518
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(9,751)	(1,837)	(1,255)
Other current assets	(3,289)	(1,728)	(340)
Other assets	(1,073)	(3,917)	(3,829)
Accounts payable	1,792	(279)	230
Accrued employee compensation	4,372	3,057	1,812
Accrued liabilities	(375)	50	(1,775)
Current income taxes	8,050	461	(19,832)
Deferred revenue	1,502	6,743	3,114
Other current and noncurrent liabilities	556	477	319
Net cash provided by operating activities	53,151	58,091	37,950
Cash flows from investing activities:
Purchases of property and equipment	(3,832)	(2,889)	(2,517)
Purchases of software and distribution rights	(1,573)	(973)	(602)
Purchases of marketable securities	(85,301)	(1,300)	(35,073)
Sales of marketable securities	47,864	2,258	2,561
Acquisition of business	(36,568)	—	—
Other	—	—	720
Net cash used in investing activities	(79,410)	(2,904)	(34,911)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,007	957	1,027
Proceeds from exercises of stock options	14,120	13,114	4,725
Purchases of common stock	(33,014)	—	—
Payments on debt — financing agreements	(7,264)	(16,319)	(19,243)
Other	395	(572)	(1,369)
Net cash used in financing activities	(24,756)	(2,820)	(14,860)
Effect of exchange rate fluctuations on cash	510	2,872	2,886
Net increase (decrease) in cash and cash equivalents	(50,505)	55,239	(8,935)
Cash and cash equivalents, beginning of period	134,198	78,959	87,894
Cash and cash equivalents, end of period	$83,693	$134,198	$78,959
Supplemental cash flow information:
Income taxes paid	$11,283	$7,189	$9,979
Interest paid	519	1,595	3,103

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

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal 2005, 2004 and 2003, approximately 57%, 59%, and 61%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-es product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and the relevant guidance provided by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied.

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

Certain of the Company’s software license arrangements are short-term, time-based license arrangements; allow the customer to vary their software mix; or include PCS terms that are relatively long as compared to the license term. For these arrangements, VSOE of fair value of PCS may not exist and revenues would therefore be recognized ratably over the PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually-specified amounts assigned to the various elements, including software license fees and maintenance fees. The following are amounts included in revenues in the consolidated statements of operations for which VSOE of fair value does not exist for each element:

	Year Ended September 30,
	2005	2004	2003
Software license fees	$20,227	$26,618	$24,867
Maintenance fees	6,429	7,603	5,013
Total	$26,656	$34,221	$29,880

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash, Cash Equivalents and Marketable Securities

The Company has reviewed the classification of securities within its investment portfolio and has reclassified its investments in auction rate notes from cash equivalents to marketable securities. Although such auction rate notes are rated as AAA and are traditionally traded via the auction process within a period of three months or less, the Company determined that classification of these securities as marketable securities is appropriate due to the potential uncertainties inherent with any auction process plus the long-term nature of the underlying securities. As of September 30, 2004 and 2003, $35.4 million and $35.0 million, respectively, were reclassified from cash equivalents to marketable securities. This reclassification had no impact on current assets, working capital or reported earnings. However, changes in marketable securities are presented in the investing activities section of the cash flows, resulting in reclassifications within that section of the consolidated statement of cash flows. The Company considers all other highly liquid investments with original maturities of three months or less to be cash equivalents.

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

	Year Ended September 30,
	2005	2004	2003
Balance, beginning of period	$2,834	$4,037	$3,613
Additions related to acquisition of S2 Systems, Inc.	1,060	—	—
Provision charged to (released from) general and administrative expense	(1,391)	(1,247)	532
Amounts written off, net of recoveries	(113)	44	(108)
Balance, end of period	$2,390	$2,834	$4,037

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts released from general and administrative expenses during fiscal 2005 and 2004 reflect reductions in the general allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, as well as collection of customer-specific receivables which were previously reserved for as doubtful of collection.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives:

Computer and office equipment	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	3 years
Vehicles and other	4-5 years

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

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company assesses goodwill and other intangible assets for impairment at least annually. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.

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

Treasury Stock

The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders’ equity.

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The significant majority of the Company’s stock options are subject only to time-based vesting provisions and include exercise prices that are equal to the fair market value of the Company’s stock at the time of grant. Consequently, no compensation expense is recorded for such options under the intrinsic value method of APB Opinion No. 25. On March 9, 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share to Mr. Philip G. Heasley, President, Chief Executive Officer and Director of the Company, and on August 9, 2005, the Company granted 40,000 stock options to another executive officer of the Company with a grant date fair value of $11.36 per share that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. At September 30, 2005, no compensation expense has been recorded for these grants of stock options as management had not deemed it probable that the target price will be achieved.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for fiscal 2005, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Net income:
As reported	$43,246	$46,685	$14,325
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,691)	(2,449)	(5,659)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	134	90	37
Pro forma	$40,689	$44,326	$8,703
Earnings per share:
Basic, as reported	$1.15	$1.26	$0.40
Basic, pro forma	$1.08	$1.20	$0.24
Diluted, as reported	$1.12	$1.23	$0.40
Diluted, pro forma	$1.05	$1.16	$0.24

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

	Year Ended September 30,
	2005	2004	2003
Expected life	4.3	3.4	4.2
Interest rate	4.0%	2.9%	2.8%
Volatility	46%	93%	85%
Dividend yield	—	—	—

For purposes of SFAS No. 123, in order to determine the grant date fair value of the 440,000 options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other Company senior executives to arrive at an expected option life. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2005	2004	2003
Expected life	5.7	N/A	N/A
Interest rate	4.2%	N/A	N/A
Volatility	46%	N/A	N/A
Dividend yield	—	—	—

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

On September 14, 2005, pursuant to the Company’s 2005 Equity and Peformance Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares’’) representing 37,000 shares of the Company’s common stock with a grant date fair value of $28.27 per share to several key employees of the Company, including two named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month contracted backlog as determined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. At September 30, 2005, no compensation expense has been recorded for these grants of LTIP Performance Shares as management had not deemed it probable that the target performance goals will be achieved.

Additional share-based awards that vest with the passage of time as well as awards that vest based on the achievement of certain performance and/or market conditions are anticipated.

Translation of Foreign Currencies

The Company’s foreign subsidiaries typically use the local currency of the countries in which they are located as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Transaction gains and losses, including those related to intercompany accounts, that are not considered to be of a long-term investment nature are included in the determination of net income. Transaction gains and losses, including those related to intercompany accounts, that are considered

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be of a long-term investment nature are reflected in the consolidated financial statements as a component of accumulated other comprehensive income.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, “Share-Based Payment,” which includes recognition, measurement and disclosure guidance for companies as they begin to implement SFAS No. 123R. SAB 107 does not modify any of SFAS No. 123R’s conclusions or requirements. Although SFAS No. 123R was originally scheduled to become effective as of the first interim reporting period that began after June 15, 2005, the SEC deferred the effective date of this pronouncement to the first annual reporting period that begins after June 15, 2005. The Company has historically provided pro forma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model. The Company adopted SFAS No. 123R as of October 1, 2005. The impact of adopting SFAS No. 123R will depend partially on levels of share-based awards granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the results would have approximated the impact as illustrated in the pro forma disclosures included above.

2.   Acquisition

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

At closing, the Company paid cash of $35.7 million, inclusive of a working capital adjustment, of which $8.0 million was held in escrow at September 30, 2005. The Company paid an additional $0.9 million for acquisition-related costs. In connection with the acquisition, the Company recorded the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following amounts based upon its preliminary purchase price allocation (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Billed receivables, net of allowances	$3,171
Other	2,610
Non-current assets:
Property and equipment	898
Software	3,012	8.0 years
Goodwill	19,442
Other intangible assets	13,310	8.6 years
Other assets	38
Total assets acquired	42,481
Current liabilities	5,872
Long-term liabilities	41
Total liabilities assumed	5,913
Total	$36,568

The preliminary purchase price allocation may change as a result of items such as finalization of reserves for bad debts and other items associated with working capital. The goodwill amount, which is fully deductible for income tax purposes and presented in further detail in Note 5, is recorded in the Company’s ACI Worldwide and Insession Technologies business units.

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

In addition, the Company may pay additional consideration based upon transaction-based license fee revenues of certain customer contracts acquired, with computation of such amounts on a quarterly basis through the fiscal quarter ended September 30, 2008. Any such contingent consideration incurred will be recorded as an increase in purchase price when the amount is determinable and payable. Because of this contingent consideration, and pending a final determination of the working capital adjustment, the Company anticipates that adjustments to the S2 purchase price remains possible.

As part of its acquisition of S2, the Company has developed a detailed staff reduction plan (the “S2 Plan”) related to former S2 employees. The objective of the S2 Plan is to eliminate excess costs from the acquired operations. Under the S2 Plan, terminated employees may receive severance benefits which include cash payments based upon completed years of service and current compensation levels, and in some cases may include relocation benefits. Employees impacted by the S2 Plan include administrative and technical personnel primarily employed in the ACI Worldwide business segment. An estimated liability of $0.8 million for the S2 Plan has been included in the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preliminary purchase price allocation. The Company may incur additional liabilities for relocation expenses as it finalizes its exit plan.

The following represents unaudited pro forma combined results of operations of the Company and S2, as if the S2 acquisition had occurred as of October 1, 2003 (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004
Unaudited pro forma information:
Revenues	$334,186	$320,174
Net income	38,132	42,590
Earnings per share:
Basic	1.01	1.15
Diluted	0.99	1.12

The pro forma financial information includes historical S2 revenues and expenses adjusted to: (i) exclude items not included as part of the acquisition and (ii) adjust the accounting base for interest expense, depreciation, amortization, deferred revenue and income taxes. The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

3.   Marketable Securities

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized. Components of the Company’s marketable securities portfolio at each balance sheet date were as follows (in thousands):

	September 30,
	2005	2004
Municipal auction rate notes	$71,825	$27,175
Municipal bonds/notes	994	8,259
Marketable securities	$72,819	$35,434

At each balance sheet date, all of the Company’s investments in municipal auction rate notes and municipal bonds/notes had a AAA rating. Due to the nature of the marketable securities in which the Company invests, the Company does not typically experience significant movements in the market values of its marketable securities investments. As a result, gross unrealized gains and losses on the Company’s investments in marketable securities are insignificant.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Property and Equipment

Property and equipment at each balance sheet date consisted of the following (in thousands):

	September 30,
	2005	2004
Computer and office equipment	$33,584	$48,162
Furniture and fixtures	7,101	9,375
Leasehold improvements	6,187	6,960
Vehicles and other	224	237
	47,096	64,734
Less: accumulated depreciation and amortization	(38,007)	(56,483)
Property and equipment, net	$9,089	$8,251

During fiscal 2005, the Company performed a physical inventory of its fixed assets in all major locations, utilizing outside consultants and Company personnel. As a result of the physical counts, the Company removed from service $16.8 million of computer equipment, $3.1 million of furniture and fixtures, and $1.2 million of leasehold improvements. These fixed assets had a net book value of $58,000 at the time of write-off.

In connection with the fiscal 2005 acquisition of S2, the Company recorded computer and office equipment of $0.7 million and office furniture and fixtures of $0.2 million.

5.   Goodwill, Software and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during fiscal 2005, 2004 and 2003 were as follows (in thousands):

	ACI Worldwide	Insession Technologies	MessagingDirect Ltd.	Total
Balance, September 30, 2002	$16,102	$31,386	$8,459	$55,947
Foreign currency translation adjustments	346	—	831	1,177
Impairment adjustments	—	—	(9,290)	(9,290)
Other (1)	—	(1,409)	—	(1,409)
Balance, September 30, 2003	16,448	29,977	—	46,425
Foreign currency translation adjustments	388	—	—	388
Other	(107)	—	—	(107)
Balance, September 30, 2004.	16,729	29,977	—	46,706
Additions — acquisition of S2	16,445	2,997	—	19,442
Foreign currency translation adjustments	21	—	—	21
Balance, September 30, 2005.	$33,195	$32,974	$—	$66,169

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

In fiscal 2005, 2004 and 2003, the Company performed an impairment test for each reporting unit. Based on those analyses, which included an updated valuation performed by an independent consultant in fiscal 2003, an impairment loss of $9.3 million was recognized in fiscal 2003 for the MessagingDirect Ltd. (“MDL”) reporting unit. This impairment resulted primarily from the business decision to reduce the Company’s commitment to the MDL reporting unit due to continued slower than expected adoption of secure document delivery technology. The MDL reporting unit is included within the ACI Worldwide business unit. MessagingDirect Ltd. is now known as MessagingDirect Company.

The carrying amount and accumulated amortization of the Company’s intangible assets that were subject to amortization at each balance sheet date were as follows (in thousands):

	September 30,
	2005	2004
Internally-developed software	$14,916	$15,929
Purchased software	43,177	45,596
	58,093	61,525
Less: accumulated amortization	(53,163)	(60,071)
Software, net	$4,930	$1,454

	September 30,
	2005	2004
Customer relationships	$14,375	$5,100
Purchased contracts	3,907	—
Trademarks and tradenames	1,400	1,400
Covenant not to compete	1,150	1,000
	20,832	7,500
Less: accumulated amortization	(7,259)	(6,882)
Other intangible assets, net	$13,573	$618

During fiscal 2005, the Company wrote off, due to removal from service, $1.2 million of internally-developed software and $6.9 million of acquired software that had a minimal net book value at the time of write-off. The Company did not capitalize software development costs in fiscal 2005, 2004 or 2003. The increase in carrying amount of internally-developed software, after deducting the aforementioned write-off, resulted primarily from foreign currency translation adjustments. The Company added purchased software of $3.0 million from the acquisition of S2 during fiscal 2005. Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated useful life of three years. Software amortization expense recorded in fiscal 2005, 2004 and 2003 totaled $1.1 million, $1.8 million and $2.8 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations. Other intangible assets amortization expense recorded in fiscal 2005, 2004 and 2003 totaled $0.2 million, $0.1 million and $0.3 million, respectively. Based on capitalized intangible assets at September 30, 2005, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

	Software	Other Intangible Assets
Fiscal Year Ending September 30,	Amortization	Amortization
2006	$1,489	$1,824
2007	1,227	1,658
2008	552	1,659
2009	285	1,578
2010	276	1,519
Thereafter	1,101	5,335
Total	$4,930	$13,573

6.   Debt — Financing Agreements

Prior to fiscal 2003, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash. The amount of the proceeds received from the financing agreements was typically determined by applying a discount rate to the gross future payments to be received from the customer. Scheduled payments on debt — financing agreements as of September 30, 2005 are $2.2 million and $0.1 million for fiscal 2006 and 2007, respectively. During fiscal 2005, 2004 and 2003, the Company recorded interest expense of $0.4 million, $1.4 million and $2.9 million, respectively, related to these financing agreements.

7.   Corporate Restructuring Charges

On October 5, 2005, the Company announced a restructuring of its organization, combining its three business units into one operating unit, which is described in further detail in Note 11. These actions resulted in severance-related restructuring charges of $1.1 million and other charges of $0.2 million during fiscal 2005, which are reflected in operating expenses in the accompanying statement of operations. The allocation of these charges was as follows: $28,000 in cost of software license fees, $169,000 in cost of maintenance and services, $224,000 in research and development, $532,000 in selling and marketing, and $298,000 in general and administrative. The allocation of restructuring charges to the Company’s business units was as follows: $587,000 in the ACI Worldwide business unit, $264,000 in the Insession Technologies business unit, and $400,000 in the IntraNet business unit. In connection with this restructuring, the Company established a plan of termination which impacted 42 employees, including 12 employees in the ACI Worldwide business unit, 10 employees in the Insession Technologies business unit, 17 employees in the IntraNet Worldwide business unit, and

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3 employees in corporate administration positions. The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2006. The following table shows activity related to these exit activities (in thousands):

	Termination	Other
	Benefits	Charges	Total
Fiscal 2005 restructuring charges	$1,080	$171	$1,251
Amounts paid during fiscal 2005	(46)	(171)	(217)
Balance, September 30, 2005	$1,034	$—	$1,034

During fiscal 2003, the Company reduced the size of certain product development organizations. These actions resulted in severance-related restructuring charges of $2.0 million, which are reflected in operating expenses in the accompanying fiscal 2003 statement of operations. The allocation of these charges was as follows: $1.0 million in cost of software license fees, with a reversing adjustment to this amount of $0.2 million during fiscal 2004, $0.7 million in cost of maintenance and services, $0.1 million in selling and marketing, and $0.2 million in general and administrative. The following table shows activity related to these exit activities (in thousands):

Termination
Benefits
Fiscal 2003 restructuring charges	$1,996
Amounts paid during fiscal 2003	(225)
Balance, September 30, 2003	1,771
Amounts paid during fiscal 2004	(1,612)
Adjustments to previously recognized liabilities	(159)
Balance, September 30, 2004	$—

During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges. The following table shows activity during fiscal 2005, 2004 and 2003 related to these exit activities (in thousands):

Lease Obligations
Balance, September 30, 2002	$1,047
Amounts paid during fiscal 2003	(366)
Balance, September 30, 2003	681
Amounts paid during fiscal 2004	(133)
Balance, September 30, 2004	548
Amounts paid during fiscal 2005	(31)
Adjustments to previously recognized liabilities	(517)
Balance, September 30, 2005	$—

The liability for lease obligations had included an estimated lease termination loss of $0.5 million for the corporate aircraft. During fiscal 2005, the Company reversed this estimated lease termination

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loss from general and administrative expenses resulting from a decision whereby the Company would continue to lease the aircraft through the term of the lease rather than seek an exit to this lease obligation.

8.   Common Stock and Earnings Per Share

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

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the September 30, 2005 and 2004 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for fiscal 2005, 2004 and 2003. Included in common stock are 2,212 and 3,645 penny options, respectively, as of September 30, 2005 and 2004.

In December 2004, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. During fiscal 2005, the Company repurchased 1,467,000 shares of its common stock at an average price of $22.73 per share under this stock repurchase program, with cash paid of $33.0 million by September 30, 2005 and remaining settlements of $0.3 million occurring the first week of October on these repurchased shares. The maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program is approximately $46.7 million as of September 30, 2005. During the two-month period ending November 30, 2005, the Company repurchased an additional 346,000 shares of its common stock under this stock repurchase program for approximately $9.5 million.

EPS has been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). To compute earnings per share amounts for fiscal 2003, net income available to common shareholders has been reduced by $0.1 million related to loss on redemption of a subsidiary company’s preferred stock. The differences between the basic and diluted EPS denominators for fiscal 2005, 2004 and 2003, which amounted to approximately 819,000 shares, 1,075,000 shares and 149,000 shares, respectively, were due to the dilutive effect of the Company’s outstanding stock options. Excluded from the computations of diluted EPS fiscal 2005, 2004 and 2003 were options to purchase 953,000 shares, 716,000 shares and 5,019,000 shares, respectively, because the stock options were for contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market price of the Company’s common shares during the respective periods.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Other Income/Expense

Other income (expense) is comprised of the following items in fiscal 2005, 2004 and 2003 (in thousands):

	Year Ended September 30,
	2005	2004	2003
Foreign currency transaction gains (losses)	$(1,407)	$2,637	$310
Other	(274)	(343)	(170)
Total	$(1,681)	$2,294	$140

10.   Comprehensive Income/Loss

The Company discloses comprehensive income/loss information in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company’s components of accumulated other comprehensive income/loss were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2002	$(6,162)	$(443)	$(6,605)
Fiscal 2003 activity	(1,858)	242	(1,616)
Balance, September 30, 2003	(8,020)	(201)	(8,221)
Fiscal 2004 activity	(1,755)	77	(1,678)
Reclassification adjustment for loss included in net income	—	124	124
Balance, September 30, 2004	(9,775)	—	(9,775)
Fiscal 2005 activity	620	(6)	614
Balance, September 30, 2005	$(9,155)	$(6)	$(9,161)

11.   Segment Information

Throughout fiscal 2005 and as of September 30, 2005, the Company’s products and services were organized within three operating segments, referred to as business units. These three business units are ACI Worldwide, Insession Technologies and IntraNet Worldwide. ACI Worldwide products represent the Company’s largest product line and include its most mature and well-established applications, which are used primarily by financial institutions, retailers and e-payment processors. Its products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies products facilitate communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet Worldwide products offer high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income/loss by business unit. The Company does not track assets by business unit. Although revenues attributable to customers in the United Kingdom accounted for approximately 10.2% of the Company’s consolidated revenues during fiscal 2005, no single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2005, 2004 or 2003. The following are revenues, depreciation and amortization expenses, and operating income for these business units for fiscal 2005, 2004 and 2003 (in thousands):

	Year Ended September 30,
	2005	2004	2003
Revenues:
ACI Worldwide	$243,986	$224,020	$206,408
Insession Technologies	41,278	37,711	33,086
IntraNet Worldwide	27,973	31,053	37,797
	$313,237	$292,784	$277,291
Depreciation and amortization expenses:
ACI Worldwide	$4,417	$5,695	$7,654
Insession Technologies	372	414	606
IntraNet Worldwide	391	462	779
	$5,180	$6,571	$9,039
Operating income:
ACI Worldwide	$49,628	$38,730	$22,060
Insession Technologies	12,103	9,972	7,221
IntraNet Worldwide	2,724	6,112	5,978
	$64,455	$54,814	$35,259

Most of the Company’s products are sold and supported through distribution networks covering the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The following are revenues for these geographic regions for fiscal 2005, 2004 and 2003 and long-lived assets within these geographic regions at each balance sheet date (in thousands):

	Year Ended September 30,
	2005	2004	2003
Revenues:
United States	$123,494	$120,474	$120,546
Americas — other	45,527	38,022	34,661
Total Americas	169,021	158,496	155,207
EMEA	110,249	97,951	88,680
Asia/Pacific	33,967	36,337	33,404
	$313,237	$292,784	$277,291

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,
	2005	2004
Long-lived assets:
United States	$79,850	$49,349
Americas — other	3,849	2,572
Total Americas	83,699	51,921
EMEA	11,450	5,929
Asia/Pacific	1,735	685
	$96,884	$58,535

On October 5, 2005, the Company announced a restructuring of its organization, combining its three business units into one operating unit under the ACI Worldwide name. In examining the Company’s market, opportunities and organization, it was decided that creating a single operating unit provides the Company with the best opportunities for focus, operating efficiency and strategic acquisition integration. The Company anticipates that the restructuring will be substantially completed by the end of fiscal 2006. All information presented in the consolidated financial statements and the notes thereto conforms to the business unit structure that was in place throughout fiscal 2005 and as of September 30, 2005.

12.   Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during fiscal 2005, 2004 and 2003 totaled 61,009, 66,254 and 173,163, respectively.

Stock Incentive Plans — Active Plans

The Company has a 2005 Equity and Performance Incentive Plan (the “2005 Incentive Plan’’) whereby shares of the Company’s common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan will be the sum of (i) 3,000,000 shares and (ii) any shares represented by outstanding options that had been granted under any of the aforementioned terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

Stock options granted pursuant to the 2005 Incentive Plan are granted at an exercise price not less than the market value per share of the Company’s common stock on the day immediately preceding the date of the grant. The term of the outstanding options will not exceed ten years. Vesting of options shall be dictated by the individual award agreements.

Performance awards granted pursuant to the 2005 Incentive Plan become payable upon the achievement of specified management objectives. Each performance award specifies: (i) the number

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of performance shares or units granted, (ii) the period of time established to achieve the management objectives, which may not be less than one year from the grant date, (iii) the management objectives and a minimum acceptable level of achievement as well as a formula for determining the number of performance shares or units earned if performance is at or above the minimum level but short of full achievement of the management objectives, and (iv) any other terms deemed appropriate.

Upon adoption of the 2005 Incentive Plan in March 2005, the Board terminated the following stock option plans of the Company: (i) the 2002 Non-Employee Director Stock Option Plan, as amended, (ii) the MDL Amended and Restated Employee Share Option Plan, (iii) the 2000 Non-Employee Director Stock Option Plan, (iv) the 1997 Management Stock Option Plan, (v) the 1996 Stock Option Plan; and (vi) the 1994 Stock Option Plan, as amended. Termination of these stock option plans did not affect any options outstanding under these plans immediately prior to termination thereof. The 1999 Stock Option Plan remains in effect.

The Company has a 1999 Stock Option Plan whereby 4,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. As a matter of Company policy, stock options are granted at an exercise price not less than the fair market value of the common stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest annually over a period of three years.

Stock Incentive Plans — Terminated Plans with Options Outstanding

The Company had a 2002 Non-Employee Director Stock Option Plan that was terminated in March 2005 whereby 250,000 shares of the Company’s common stock had been reserved for issuance to eligible non-employee directors of the Company. The stock options were granted at a price equal to the fair market value of the common stock at the time of the grant. The term of the outstanding options is ten years. Options granted on or after March 9, 2004 vest on the first anniversary of the date of grant, whereas options granted prior to March 9, 2004 vest annually over a period of three years.

On August 1, 2001, the Company announced a voluntary stock option exchange program (the “Exchange Program”) offering to exchange all outstanding options to purchase shares of the Company’s common stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of common stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of common stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. The exercise price of the replacement options was the fair market value of the common stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). The new shares have a vesting schedule of 1/18 per month beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vest 25% annually on each anniversary of the grant date of

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the new options. The Exchange Program was designed to comply with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” for fixed plan accounting.

The Company had an MDL Amended and Restated Employee Share Option Plan (the “MDL Plan”) that was terminated in March 2005 whereby options outstanding under the MDL Plan were converted at the time of the MDL acquisition to options to purchase 167,980 shares of the Company’s common stock. These options have an exercise price of one cent per share of common stock and were included in the determination of purchase price for the MDL acquisition. The Options became 100% vested upon the acquisition and have a term of 8 years from the original date of grant by MDL.

The Company had a 2000 Non-Employee Director Stock Option Plan that was terminated in March 2005 whereby 25,000 shares of the Company’s common stock had been reserved for issuance to eligible non-employee directors of the Company. The stock options are granted at an exercise price equal to the fair market value of the common stock at the time of the grant. The term of the outstanding options is ten years. The options vest annually over a period of three years.

The Company had a 1997 Management Stock Option Plan that was terminated in March 2005 whereby 1,050,000 shares of the Company’s common stock had been reserved for issuance to eligible management employees of the Company and its subsidiaries. The stock options were granted at an exercise price not less than the fair market value of the common stock at the time of the grant and required the participant to pay $3 for each share granted. The term of the outstanding options is ten years. The options vest annually over a period of four years.

The Company had a 1996 Stock Option Plan that was terminated in March 2005 whereby 1,008,000 shares of the Company’s common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The stock options were granted at an exercise price not less than the fair market value of the common stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest annually over a period of four years.

The Company had a 1994 Stock Option Plan that was terminated in March 2005 whereby 1,910,976 shares of the Company’s common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries. The stock options were granted at an exercise price set by the Board of Directors provided that the minimum price was $2.50 per share for 955,488 shares and $5.00 per share for 955,488 shares. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Incentive Plans — Summary

A summary of stock options issued under the various Stock Incentive Plans previously described and changes during fiscal 2005, 2004 and 2003 are as follows:

	Year Ended September 30,
	2005		2004		2003
	Weighted			Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of period	3,800,274	$13.16	5,200,046	$12.32	5,876,557	$12.64
Granted	1,335,000	23.33	275,400	18.28	441,000	9.42
Exercised	(1,152,418)	12.09	(1,391,302)	9.47	(603,215)	8.03
Cancellations	(56,638)	23.49	(283,870)	20.79	(514,296)	18.55
Outstanding, end of period	3,926,218	$16.79	3,800,274	$13.16	5,200,046	$12.32
Options exercisable at end of year	2,189,180	$13.42	2,571,726	$13.88	3,367,637	$13.52
Shares available on September 30 for options that may be granted	1,943,079		923,563		915,093
Weighted-average grant date fair value of options granted during the year		$23.33		$18.28		$9.42

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.01	2,212	2.39	$0.01	2,212	$0.01
$5.92 to $9.80	234,284	7.09	8.46	113,614	8.61
$10.04	548,378	6.10	10.04	548,378	10.04
$10.24 to $10.25	183,667	7.79	10.24	91,999	10.24
$10.28	793,168	6.62	10.28	792,834	10.28
$10.78 to $17.62	186,695	5.69	14.14	165,895	13.73
$18.00 to $21.38	257,580	8.10	18.28	69,014	18.65
$22.65	1,065,000	9.44	22.65	—	—
$24.00 to $25.50	372,300	4.07	24.48	257,300	24.07
$25.63 to $38.07	282,934	5.84	27.58	147,934	27.35
	3,926,218	7.15	$16.79	2,189,180	$13.42

At September 30, 2005, in addition to the previously-noted stock options outstanding, the Company had outstanding LTIP Performance Shares representing 37,000 shares of the Company’s common stock. These LTIP Performance Shares, which were granted during fiscal 2005 pursuant to the Company’s 2005 Incentive Plan, had a grant date fair value of $28.27 per share.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In fiscal 2005, 2004 and 2003, the Company recognized $125,000, $147,000 and $62,000, respectively, in compensation expenses related to the appreciation in stock value for 160,000 options between the grant date and the date the options were ratified by the Compensation Committee. In fiscal 2005, the Company also recognized $84,000 in compensation expenses resulting from acceleration of an option’s vesting period for a board member whose service to the Company has been completed.

13.   Employee Benefit Plans

TSA 401(k) Plan

The TSA 401(k) Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $14,000 (for employees who are under the age of 50 on December 31, 2005) or a maximum of $18,000 (for employees aged 50 or older on December 31, 2005). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 per employee annually. Company contributions charged to expense during fiscal 2005, 2004 and 2003 were $2.4 million, $2.4 million and $2.4 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during fiscal 2005, 2004 and 2003 were $1.6 million, $1.0 million and $1.3 million, respectively.

14.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2005			2004			2003
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$18,926	$(1,935)	$16,991	$6,439	$(4,698)	$1,741	$(2,932)	$19,205	$16,273
State	2,052	220	2,272	1,284	1,272	2,556	(1,754)	3,039	1,285
Foreign	3,146	452	3,598	6,246	207	6,453	(1,173)	2,902	1,729
Total	$24,124	$(1,263)	$22,861	$13,969	$(3,219)	$10,750	$(5,859)	$25,146	$19,287

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Tax expense at federal rate of 35%	$23,137	$20,102	$11,764
Increase (decrease) in valuation allowance	113	(2,798)	887
State income taxes, net of federal benefit	1,477	1,661	835
Foreign tax rate differential	(293)	1,410	120
Impairment of goodwill	—	—	3,252
MDL restructuring	—	(11,337)	—
Impact of foreign taxes on U.S. return	—	1,585	2,812
Research and development credits	(198)	(299)	(314)
Extraterritorial income exclusion	(494)	(448)	(390)
Nontaxable municipal interest	(753)	—	—
Other	(128)	874	321
Income tax provision	$22,861	$10,750	$19,287

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	September 30,
	2005	2004
Current net deferred tax assets:
Foreign tax withholding	$4,325	$3,914
Impairment of investments	4,927	4,927
Allowance for uncollectible accounts	210	479
Deferred revenue	2,063	281
Other	279	(530)
	11,804	9,071
Less: valuation allowance	(9,252)	(8,841)
	$2,552	$230
Noncurrent net deferred tax assets:
Depreciation and amortization	$12,289	$16,506
Foreign tax credits	12,126	5,194
U.S. net operating loss carryforwards	1,552	1,735
Foreign net operating loss carryforwards	23,392	27,516
Capital loss carryforwards	6,331	6,119
Deferred revenue	4,483	4,599
Other	2,819	964
	62,992	62,633
Less: valuation allowance	(41,108)	(39,690)
	$21,884	$22,943

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has recognized net deferred tax assets of $24.4 million as of September 30, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances recorded.

The Company’s net valuation allowance increased by $1.7 million during fiscal 2005 due to the decision to treat prior year foreign taxes as creditable rather than deductible, offset by a reduction in tax rates applied to fully reserved net operating loss carryforwards in various foreign jurisdictions. This change in the valuation allowance did not impact income tax expense.

During fiscal 2004, the Company completed a reorganization of its MessagingDirect Ltd. subsidiary and its related entities (collectively referred to as “the MDL entities”), and elected to treat certain foreign operations as branches of the U.S. parent company, which resulted in the recognition of a $12.0 million tax benefit, of which the federal benefit was $11.3 million and the state benefit was $0.7 million. This tax benefit arises from the excess of tax basis over the book carrying value of these foreign assets following the reorganization. The Company recorded a deferred tax asset in the same amount. The Company expects to recover the remaining portion of this deferred tax asset over the next ten years.

The Company had foreign tax credit carryforwards at September 30, 2005 of $12.1 million, which will begin to expire in fiscal 2010. The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $1.3 million at September 30, 2005 related to the pre-acquisition periods of acquired subsidiaries, which begin to expire in fiscal 2009, and $2.8 million related to pre-reorganization losses of U.S. corporations that were not previously a part of the Company’s U.S. consolidated income tax return, which begin to expire in 2021. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and Treasury Regulations under Section 1502.

At September 30, 2005, the Company had foreign tax NOLs of $65.9 million, a majority of which may be utilized over an indefinite life, with the remainder expiring over the next 15 years. A valuation allowance has been provided for substantially all of the deferred tax assets related to the foreign loss carryforwards to the extent management believes these carryforwards are more likely than not to expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries.

In addition, at September 30, 2005, the Company had domestic capital loss carryforwards for tax purposes of $17.0 million, for which a full valuation allowance has been provided. These domestic capital loss carryforwards begin to expire in fiscal 2006.

Recoverable income taxes includes current federal income tax benefits of $10.4 million that were recorded during fiscal 2003 in connection with amended income tax returns filed for the Company’s 1999 through 2001 tax years. Of the $10.4 million recorded, $1.9 million has been received from the Internal Revenue Service (“IRS”) as of September 30, 2005. The Company has provided tax

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingencies of $6.8 million and $5.5 million against recoverable income taxes as of September 30, 2005 and 2004, respectively.

Four of the Company’s foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $29.7 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed foreign earnings.

The American Jobs Creation Act of 2004 (the “Jobs Act”)

On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas. The Jobs Act reduces the carryback period of foreign tax credits from two years to one year and extends the carryforward period from five years to ten years.

The Company currently takes advantage of the extraterritorial income exclusion (“EIE”) in calculating its federal income tax liability. The Jobs Act repealed the EIE, the benefit of which will be phased out over a three-year period, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in years after 2006.

The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income,” not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s board of directors. The Company has determined that it will not repatriate any foreign earnings under the repatriation provisions of the Jobs Act.

Subsequent Event — Federal Tax Audit Settlement

The Company has reached an agreement with the IRS to settle its open audit years 1997 through 2003, which will result in a refund to the Company. A refund claim was submitted to the Joint Committee on Taxation (“Joint Committee”) for approval. Subsequent to the end of fiscal 2005, the Company was notified by the IRS that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. The total amount of the refund is estimated to be $8.9 million, plus interest of approximately $1.7 million. The Company recorded the effects of the refund plus interest in its consolidated financial statements in the first quarter of fiscal 2006, including entries to relieve related tax contingency reserves of $3.3 million. The

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is evaluating the impact to the consolidated financial statements of other adjustments related to the audit settlement.

15.   Commitments and Contingencies

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

Operating Leases

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2017. The leases that the Company has entered into do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease agreements include escalation clauses which provide for rent adjustments due to inflation changes. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term. Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending September 30,	Amount
2006	$10,886
2007	9,798
2008	7,606
2009	3,949
2010	2,681
Thereafter	2,403
Total	$37,323

During fiscal 2005, the Company reversed an estimated lease termination loss accrual which reduced rent expense by $0.5 million. Total rent expense for fiscal 2005, 2004 and 2003 was $11.3 million, $12.1 million and $11.8 million, respectively.

Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would be likely to have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation.   In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint (the “Consolidated Complaint”) alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class. Discovery is continuing.

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

The Company filed a motion to dismiss in the Naito matter on February 14, 2003 and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs’ counsel requested that the derivative lawsuits be

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits. The Company, by and through its counsel, agreed to that stay, pending a ruling on the motion to dismiss. No other defendants were ever served and no discovery was ever commenced.

Federal Derivative Litigation.   On January 27, 2005, Norbert C. Abel, as Trustee on behalf of the Norbert C. Abel Trust, instituted a derivative action in federal District Court for the District of Nebraska against Gregory Derkacht, Seymour F. Harlan (sic), Roger K. Alexander, Jim D. Kever, Frank R. Sanchez, Jim Kerr, Charles E. Noell, III, Gregory J. Duman, Larry G. Fendley, William E. Fisher, Dwight Hanson, and David C. Russell, as individual defendants, and the Company, as nominal defendant (the “Abel matter”). The suit was a stockholder derivative action that contained virtually the same factual allegations as contained in the class action litigation described above. In addition, the suit alleged that the individual defendants breached fiduciary duties by failing to establish and maintain adequate accounting controls and, as to defendants Fisher, Russell, Duman, Fendley, Hanson and Derkacht, for breach of fiduciary duty and unjust enrichment based upon their receipt of salaries, bonuses and stock options based upon the Company’s alleged false performance. The Complaint alleged Jim Kerr was a director of TSA. However, TSA has no record of an individual by the name of Jim Kerr ever having served as a director. On July 11, 2005, the individual defendants filed a motion to dismiss the complaint with prejudice, in which the Company joined on August 17, 2005. At the request of plaintiff’s counsel, on September 12, 2005, plaintiff and defendants filed a joint motion to dismiss the case. On September 14, 2005, the Court dismissed the case in its entirety with prejudice.

16.   Related Party Transactions

Digital Courier Technologies, Inc.

Coinciding with the Company’s purchase of Digital Courier Technologies, Inc. (“DCTI’’) common stock in June 1999, DCTI agreed to allow one of the Company’s designees to become a member of the DCTI Board of Directors, which was filled by an executive officer of the Company. This executive officer resigned as a member of the DCTI Board of Directors in 2001. No executive officer or director of the Company has served on the DCTI Board of Directors since his resignation.

On March 25, 1999, the Company and DCTI entered into a BASE24 software license arrangement. On March 31, 2000, the Company and DCTI entered into an additional software license arrangement which granted DCTI a non-transferable and non-exclusive software license to use the Company’s BASE24 software in international markets. These arrangements came to their conclusions during fiscal 2004. Revenues recognized from DCTI under these arrangements totaled $1.4 million and $2.2 million in fiscal 2004 and 2003, respectively.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Information (Unaudited)

The following table sets forth certain unaudited financial data for each of the quarters within fiscal 2005 and 2004. This information has been derived from the Company’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. Amounts presented are in thousands, except per share data:

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005	2005	2005	2004	2004	2004	2004	2003
Revenues:

Software license fees	$40,007	$37,656	$42,953	$47,806	$36,240	$37,549	$42,380	$41,233
Maintenance fees	23,834	24,938	22,649	22,080	21,714	23,087	22,370	21,313
Services	15,161	15,409	10,024	10,720	11,754	11,896	11,777	11,471
Total revenues (2)	79,002	78,003	75,626	80,606	69,708	72,532	76,527	74,017
Expenses:
Cost of software license fees	6,478	6,539	5,725	5,906	5,888	6,280	6,189	6,639
Cost of maintenance and services	18,580	14,102	13,818	13,836	14,272	13,390	14,739	14,979
Research and development	9,844	9,704	10,223	9,915	9,699	9,303	9,572	9,433
Selling and marketing	18,748	16,183	15,368	15,301	15,162	16,030	16,127	13,790
General and administrative	14,211	16,289	14,449	13,563	12,422	14,554	15,834	13,668
Total expenses (2)	67,861	62,817	59,583	58,521	57,443	59,557	62,461	58,509
Operating income	11,141	15,186	16,043	22,085	12,265	12,975	14,066	15,508
Other income (expense):
Interest income	1,116	1,279	864	584	536	354	349	523
Interest expense	(103)	(102)	(137)	(168)	(239)	(284)	(381)	(531)
Other, net	(236)	(453)	255	(1,247)	(775)	995	(131)	2,205
Total other income (expense)	777	724	982	(831)	(478)	1,065	(163)	2,197
Income before income taxes	11,918	15,910	17,025	21,254	11,787	14,040	13,903	17,705
Income tax (provision) benefit (1)	(2,783)	(5,915)	(5,832)	(8,331)	(1,781)	4,622	(5,927)	(7,664)
Net income	$9,135	$9,995	$11,193	$12,923	$10,006	$18,662	$7,976	$10,041
Earnings per share:
Basic	$0.25	$0.27	$0.29	$0.34	$0.27	$0.50	$0.22	$0.28
Diluted	$0.24	$0.26	$0.29	$0.34	$0.26	$0.49	$0.21	$0.27

(1)     The income tax provision for the quarter ended September 30, 2005 includes an adjustment of $0.8 million related to utilization of foreign tax credits that were not recognized in earlier quarters of fiscal 2005. This adjustment would not have had a material impact on any of the prior three quarters had those credits been recognized in the interim periods in which they were generated. As of September 30, 2005, the total income tax provision reflects all foreign tax credits the Company expects to utilize.

(2)     On July 29, 2005, the Company acquired the business of S2 through the acquisition of substantially all of its assets. Included in fiscal 2005 are revenues and expenses of $2.4 million and $3.8 million, respectively, from S2-related operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: December 13, 2005	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ PHILIP G. HEASLEY	President, Chief Executive Officer	December 13, 2005
Philip G. Heasley	and Director
(principal executive officer)
/s/ DAVID R. BANKHEAD	Senior Vice President, Chief	December 13, 2005
David R. Bankhead	Financial Officer and Treasurer
(principal financial officer)
/s/ DONALD P. NEWMAN	Vice President, Chief Accounting	December 13, 2005
Donald P. Newman	Officer and Controller
(principal accounting officer)
/s/ HARLAN F. SEYMOUR	Chairman of the Board	December 13, 2005
Harlan F. Seymour	and Director
/s/ ROGER K. ALEXANDER	Director	December 13, 2005
Roger K. Alexander
/s/ JOHN D. CURTIS	Director	December 13, 2005
John D. Curtis
/s/ GREGORY D. DERKACHT	Director	December 13, 2005
Gregory D. Derkacht
/s/ JIM D. KEVER	Director	December 13, 2005
Jim D. Kever
/s/ JOHN E. STOKELY	Director	December 13, 2005
John E. Stokely