Form 10-Q
period 2005-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2006-02-09
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  b  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  b          Accelerated filer ____         Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No  b

As of January 31, 2006, there were 37,155,684 shares of the registrant’s common stock, par value $.005 per share, outstanding (including 2,212 options to purchase shares of the registrant’s common stock at an exercise price of one cent per share).

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2005	September 30, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$95,705	$83,693
Marketable securities	62,093	72,819
Billed receivables, net of allowances of $2,389 and $2,390, respectively	53,806	63,530
Accrued receivables	11,882	5,535
Recoverable income taxes	4,976	3,474
Deferred income taxes, net	2,688	2,552
Other	13,427	13,009
Total current assets	244,577	244,612
Property and equipment, net	9,264	9,089
Software, net	4,649	4,930
Goodwill	66,482	66,169
Other intangible assets, net	12,908	13,573
Deferred income taxes, net	21,459	21,884
Other	2,967	3,123
Total assets	$362,306	$363,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt - financing agreements	$975	$2,165
Accounts payable	7,442	9,521
Accrued employee compensation	14,590	19,296
Deferred revenue	80,746	81,374
Accrued and other liabilities	12,535	11,662
Total current liabilities	116,288	124,018
Debt - financing agreements	58	154
Deferred revenue	19,515	20,450
Other	1,645	1,640
Total liabilities	137,506	146,262

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and September 30, 2005	-	-
Common stock, $.005 par value; 70,000,000 shares authorized; 40,575,967 and 40,327,678 shares issued at December 31, 2005 and September 30, 2005, respectively	203	202
Treasury stock, at cost; 3,420,508 and 2,943,109 shares at December 31, 2005 and September 30, 2005, respectively	(81,924)	(68,596)
Additional paid-in capital	280,410	274,344
Retained earnings	35,519	20,329
Accumulated other comprehensive loss	(9,408)	(9,161)
Total stockholders' equity	224,800	217,118
Total liabilities and stockholders' equity	$362,306	$363,380

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2005	2004
Revenues:
Software license fees	$43,392	$47,806
Maintenance fees	25,318	22,080
Services	16,365	10,720
Total revenues	85,075	80,606

Expenses:
Cost of software license fees	6,935	5,906
Cost of maintenance and services	20,891	13,836
Research and development	9,752	9,915
Selling and marketing	16,012	15,301
General and administrative	16,970	13,563
Total expenses	70,560	58,521
Operating income	14,515	22,085

Other income (expense):
Interest income	2,927	584
Interest expense	(29)	(168)
Other, net	(366)	(1,247)
Total other income (expense)	2,532	(831)

Income before income taxes	17,047	21,254
Income tax provision	(1,857)	(8,331)
Net income	$15,190	$12,923

Earnings per share information:
Weighted average shares outstanding:
Basic	37,253	37,781
Diluted	38,026	38,552

Earnings per share:
Basic	$0.41	$0.34
Diluted	$0.40	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$15,190	$12,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	990	988
Amortization	923	292
Deferred income taxes	217	2,092
Share-based compensation expense	1,406	-
Tax benefit of stock options exercised	383	908
Changes in operating assets and liabilities:
Billed and accrued receivables, net	2,438	(2,456)
Other current assets	(438)	(632)
Other assets	408	(1,739)
Accounts payable	(1,969)	(578)
Accrued employee compensation	(4,188)	(1,662)
Accrued liabilities	450	2,159
Current income taxes	(1,502)	3,900
Deferred revenue	(823)	(1,285)
Other current and noncurrent liabilities	21	104
Net cash provided by operating activities	13,506	15,014

Cash flows from investing activities:
Purchases of property and equipment	(1,489)	(522)
Purchases of software	(143)	(771)
Purchases of marketable securities	(7,703)	(74,875)
Sales of marketable securities	18,428	8
Acquisition of business	(59)	-
Net cash provided by (used in) investing activities	9,034	(76,160)

Cash flows from financing activities:
Proceeds from issuance of common stock	283	240
Proceeds from exercises of stock options	3,309	4,108
Excess tax benefit of stock options exercised	683	-
Purchases of common stock	(12,802)	-
Payments on debt - financing agreements	(1,275)	(3,937)
Other	(15)	25
Net cash provided by (used in) financing activities	(9,817)	436

Effect of exchange rate fluctuations on cash	(711)	2,779

Net increase (decrease) in cash and cash equivalents	12,012	(57,931)
Cash and cash equivalents, beginning of period	83,693	134,198
Cash and cash equivalents, end of period	$95,705	$76,267

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at December 31, 2005, and for the three months ended December 31, 2005 and 2004, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2006.

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

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers. In addition to its U.S. operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia-Pacific region. The consolidated financial statements at September 30, 2005 and December 31, 2005, and for the three months ended December 31, 2005, include amounts acquired from, as well as results of operations of, the acquired business.

2. Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered elements.

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

	Three Months Ended December 31,
	2005	2004
Software license fees	$4,250	$4,548
Maintenance fees	1,312	1,248
Total	$5,562	$5,796

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

3. Share-Based Compensation Plans

Stock Incentive Plans - Active Plans

The Company has a 2005 Equity and Performance Incentive Plan (the “2005 Incentive Plan”) whereby shares of the Company’s common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan will be the sum of (i) 3,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

Stock options granted pursuant to the 2005 Incentive Plan are granted at an exercise price not less than the market value per share of the Company’s common stock on the day immediately preceding the date of the grant. Under the 2005 Incentive Plan, the term of the outstanding options may not exceed ten years. Vesting of options is determined by the Compensation Committee of the Board of Directors, the administrator of the 2005 Incentive Plan, and can vary based upon the individual award agreements.

Performance awards granted pursuant to the 2005 Incentive Plan become payable upon the achievement of specified management objectives. Each performance award specifies: (i) the number of performance shares or units granted, (ii) the period of time established to achieve the management objectives, which may not be less than one year from the grant date, (iii) the management objectives and a minimum acceptable level of achievement as well as a formula for determining the number of performance shares or units earned if performance is at or above the minimum level but short of full achievement of the management objectives, and (iv) any other terms deemed appropriate.

The Company also has a 1999 Stock Option Plan whereby 4,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. As a matter of Company policy, stock options are granted at an exercise price not less than the fair market value of the common stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest in equal installments annually over a period of three years.

Employee Stock Purchase Plan

Under the Company's 1999 Employee Stock Purchase Plan (the "ESPP"), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is currently at 85% of the stock’s fair market value on the last business day of the three-month participation period.

Accounting for Share-Based Payments Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”)

The Company adopted SFAS No. 123R as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, “Share-Based Payment,” which does not modify any of SFAS No. 123R’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123R.

All of the Company’s existing share-based compensation awards have been determined to be equity awards. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date. The compensation cost is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company will recognize compensation cost relating to the nonvested portion of those awards in the financial statements beginning with the date on which SFAS No. 123R is adopted, through the end of the requisite service period. Under the modified prospective transition method, the financial statements are unchanged for periods prior to adoption and the pro forma disclosures previously required by SFAS No. 123 for those prior periods will continue to be required to the extent those amounts differ from the amounts in the statement of operations.

The Company did not grant any awards pursuant to the 1999 Stock Option Plan during the first quarter of fiscal 2006. The Company granted 30,000 stock options pursuant to the 2005 Incentive Plan during the first quarter of fiscal 2006. With respect to these options, which vest with the passage of time, the fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

Three Months Ended December 31,
2005
Expected life	5.0
Interest rate	4.4%
Volatility	40%
Dividend yield	—

Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility of the Company’s common stock, and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings.

During the first quarter of fiscal 2006, pursuant to the Company’s 2005 Incentive Plan, the Company also granted long-term incentive program performance share awards (“LTIP Performance Shares”) representing 124,000 shares of the Company’s common stock with a weighted-average grant date fair value of $29.18 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month backlog as determined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company’s 60-month backlog, diluted earnings per share and total revenues.

The Company also has an employee stock purchase plan (“ESPP”) whereby employees are allowed to purchase Company common stock at a discount. The discount offered pursuant to the ESPP is 15 percent, which exceeds the 5 percent noncompensatory guideline in SFAS No. 123R and exceeds the Company’s estimated cost of capital. Consequently, the entire 15 percent discount to employees is deemed to be compensatory.

Share-based compensation expenses related to stock options, LTIP Performance Shares, and the ESPP recognized under SFAS No. 123R in the first quarter of fiscal 2006 were $1.4 million, with corresponding tax benefits of $0.5 million, resulting in decreased net income of $0.9 million, or $0.02 per basic share and $0.02 per diluted share. No share-based compensation costs were capitalized during the first quarter of fiscal 2006. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company elected to recognize compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. However, pro forma disclosures for periods prior to adoption of SFAS No. 123R are included below as part of this footnote.

Adoption of SFAS No. 123R also affected the Company’s presentation of cash flows. For the first quarter of fiscal 2006, cash flow from operating activities was reduced by $0.7 million and cash flow from financing activities was increased by $0.7 million compared to amounts that would have been reported had the Company not adopted the new standard.

Other Disclosures

A summary of stock options as of December 31, 2005 and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	3,926,218	$16.79
Granted	30,000	29.96
Exercised	(235,982)	14.05
Cancellations	(24,870)	19.59
Outstanding at December 31, 2005	3,695,366	$17.05	7.0	$43,382

Exercisable at December 31, 2005	2,015,639	$13.46	5.7	$30,891

All fully-vested stock options as of December 31, 2005 are exercisable and are included in the above table. The Company issues new shares of common stock upon option exercise. The intrinsic value of options exercised during the first quarter of fiscal 2006 was $3.2 million. The Company’s stock awards allow employees to exercise options via cash payment to the Company for the shares of common stock or via a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market.

A summary of nonvested LTIP Performance Shares as of December 31, 2005 and changes during the three months then ended is as follows:

Nonvested LTIP Performance Shares	Number	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2005	37,000	$ 28.27
Granted	124,000	29.18
Exercised	-	-
Cancellations	-	-
Nonvested at December 31, 2005	161,000	$ 28.97

As of December 31, 2005, there were unrecognized compensation costs of $10.6 million related to nonvested stock options and $3.9 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 3.0 years and 2.8 years, respectively.

Accounting for Share-Based Payments Prior to Adoption of SFAS No. 123R

Prior to October 1, 2005, the Company accounted for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25 and followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Because the significant majority of the Company’s stock options are subject only to time-based vesting provisions and include exercise prices that are equal to the fair market value of the Company’s stock at the time of grant, compensation expense generally was not recorded related to stock options under the intrinsic value method of APB Opinion No. 25.

Prior to October 1, 2005, the Company calculated stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the three months ended December 31, 2004 would have approximated the following pro forma amounts (in thousands, except per share amounts):

Three Months Ended December 31, 2004
Net income:
As reported	$ 12,923
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(630)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	20
Pro forma	$ 12,313

Earnings per share:
Basic, as reported	$ 0.34
Basic, pro forma	$ 0.33

Diluted, as reported	$ 0.34
Diluted, pro forma	$ 0.32

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

Three Months Ended December 31, 2004
Expected life	3.7
Interest rate	3.3%
Volatility	92%
Dividend yield	—

During fiscal 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share and 40,000 stock options with a grant date fair value of $11.36 per share that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. In order to determine the grant date fair value of the stock options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. None of the options that vest based on the achievement of certain market conditions were granted during the three months ended December 31, 2004.

 During fiscal 2005, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares representing 37,000 shares of the Company’s common stock with a grant date fair value of $28.27 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. None of the LTIP Performance Shares were granted during the three months ended December 31, 2004.

4. Marketable Securities

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has reviewed the classification of securities within its investment portfolio and has reclassified its investments in auction rate notes from cash equivalents to marketable securities. Although such auction rate notes are rated as AAA and are traditionally traded via the auction process within a period of three months or less, the Company determined that classification of these securities as marketable securities is appropriate due to the potential uncertainties inherent with any auction process plus the long-term nature of the underlying securities. As of September 30, 2004, $35.4 million was reclassified from cash equivalents to marketable securities. This reclassification had no impact on current assets, working capital or reported earnings. However, changes in marketable securities are presented in the investing activities section of the cash flows, resulting in reclassifications within that section of the consolidated statement of cash flows.

The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized. Components of the Company’s marketable securities portfolio at each balance sheet date were as follows (in thousands):

	Dec. 31, 2005	Sept. 30, 2005
Municipal auction rate notes	$61,100	$71,825
Municipal bonds/notes	993	994
Marketable securities	$62,093	$72,819

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

5. Goodwill, Software and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reporting unit during the first quarter of fiscal 2006, consisting primarily of additional goodwill related to the acquisition of S2, due largely to working capital adjustments, were as follows (in thousands):

	Americas	EMEA	Asia/ Pacific	Total
Balance, September 30, 2005	$39,193	$17,235	$9,741	$66,169
Adjustments - acquisition of S2	959	(137)	(413)	409
Foreign currency translation adjustments	-	(96)	-	(96)
Balance, December 31, 2005.	$40,152	$17,002	$9,328	$66,482

The carrying amount and accumulated amortization of the Company’s intangible assets that were subject to amortization at each balance sheet date were as follows (in thousands):

	Dec. 31, 2005	Sept. 30, 2005
Software:
Internally-developed software	$14,897	$14,916
Purchased software	42,918	43,177
	57,815	58,093
Less: accumulated amortization	(53,166)	(53,163)
Software, net	$4,649	$4,930

Other intangible assets:
Customer relationships	$14,249	$14,375
Purchased contracts	3,853	3,907
Trademarks and tradenames	1,400	1,400
Covenant not to compete	1,150	1,150
	20,652	20,832
Less: accumulated amortization	(7,744)	(7,259)
Other intangible assets, net	$12,908	$13,573

Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three months ended December 31, 2005 totaled $0.4 million. Other intangible assets amortization expense recorded in the three months ended December 31, 2005 totaled $0.5 million. Based on capitalized intangible assets at December 31, 2005, and assuming no impairment of these intangible assets, estimated amortization expense for the remainder of fiscal 2006 and in succeeding fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Software Amortization	Other Intangible Assets Amortization
2006	$1,292	$1,315
2007	1,328	1,635
2008	630	1,635
2009	291	1,558
2010	276	1,500
Thereafter	832	5,265
Total	$4,649	$12,908

6. Corporate Restructuring and Other Reorganization Charges

On October 5, 2005, the Company announced a restructuring of its organization. In connection with this restructuring, the Company established a plan of termination which impacted 42 employees. These actions resulted in severance-related restructuring charges of $1.1 million and other reorganization charges of $0.2 million during the fourth quarter of fiscal 2005. Additional severance-related restructuring charges of $0.4 million and other reorganization charges of $0.1 million related to the Company’s restructuring of its organization were incurred during the first quarter of fiscal 2006. The allocation of these first quarter charges was as follows: $70,000 in cost of software license fees, $17,000 in selling and marketing, and $367,000 in general and administrative (net of adjustments to previously-recognized liabilities). Cash expenditures related to restructuring and other reorganization charges totaled $1.1 million during the first quarter of fiscal 2006. The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2006. The following table shows activity related to these restructuring and reorganization activities (in thousands):

	Restructuring Termination Benefits	Other Reorganization Charges	Total
Fiscal 2005 restructuring charges	$1,080	$171	$1,251
Amounts paid during fiscal 2005	(46)	(171)	(217)
Balance, September 30, 2005	1,034	-	1,034
Additional restructuring charges incurred during fiscal 2006	402	81	483
Adjustments to previously-recognized liabilities	(29)	-	(29)
Amounts paid during fiscal 2006	(999)	(81)	(1,080)
Balance, December 31, 2005	$408	$-	$408

7. Common Stock, Treasury Stock and Earnings Per Share

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the December 31, 2005 and September 30, 2005 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for the three months ended December 31, 2005 and 2004. Included in common stock are 2,212 penny options as of December 31, 2005 and September 30, 2005.

In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. During the first quarter of fiscal 2006, the Company repurchased 477,000 shares of its common stock at an average price of $27.92 per share under this stock repurchase program, with cash paid of $12.5 million by December 31, 2005 and remaining settlements of $0.8 million occurring the first week of January 2006 on these repurchased shares. The maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program was $33.3 million as of December 31, 2005.

EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three months ended December 31, 2005 and 2004, which amounted to 773,000 and 771,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for the three months ended December 31, 2005 and 2004, were options to purchase 1,339,000 shares and 633,000 shares, respectively, because the stock options were for contingently issuable shares or because their impact would be antidilutive based on current market prices.

8. Comprehensive Income/Loss

The Company's components of other comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Net income	$15,190	$12,923
Other comprehensive income (loss):
Foreign currency translation adjustments	(246)	(89)
Change in unrealized investment holding loss:
Unrealized holding gain (loss) arising during the period	(1)	(82)
Comprehensive income	$14,943	$12,752

The Company's components of accumulated other comprehensive income/loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income
Balance, September 30, 2005	$(9,155)	$(6)	$(9,161)
Fiscal 2005 year-to-date activity	(246)	(1)	(247)
Balance, December 31, 2005	$(9,401)	$(7)	$(9,408)

9. Segment Information

Prior to fiscal 2006, the Company reviewed its operations within three separate operating segments, which had been referred to as the Company’s business units. These business units were ACI Worldwide, Insession Technologies and IntraNet Worldwide. ACI Worldwide was the Company's largest business unit and its product line included the Company’s most mature and well-established applications, used primarily by financial institutions, retailers and e-payment processors. These products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies included products that facilitated communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet Worldwide included products that offered high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

On October 5, 2005, the Company announced a restructuring of its organization, combining products and services within these three business units into one operating unit under the ACI Worldwide name. In examining the Company’s market, opportunities and organization, it was decided that combining the business units’ products and services provides the Company with better insight and therefore an enhanced ability to focus on operating efficiency and strategic acquisition integration. As a result of this restructuring, the Company's chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Based on an evaluation of the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and how the Company’s chief operating decision maker, together with other senior management personnel, view the Company’s business and the allocation of resources, the Company concluded that its three geographic regions are its reportable operating segments. The Company's products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements.

The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Three Months Ended December 31,
	2005	2004
Revenues:
Americas	$43,920	$41,368
EMEA	33,664	31,446
Asia/Pacific	7,491	7,792
	$85,075	$80,606

Operating income:
Americas	$8,547	$12,232
EMEA	4,831	7,924
Asia/Pacific	1,137	1,929
	$14,515	$22,085

Revenues attributable to customers in the United Kingdom accounted for approximately 11.8% of the Company’s consolidated revenues during the first quarter of fiscal 2006. No single customer accounted for more than 10% of the Company's consolidated revenues during the three months ended December 31, 2005 or 2004.

10. Income Taxes

It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate, which the Company estimates to be 35% for fiscal 2006. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The Company reached an agreement with the Internal Revenue Service (the “IRS”) to settle its open audit years 1997 through 2003, resulting in a refund to the Company. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). The Company’s ability to recognize the refund fell short of “more likely than not” until notification was received from the Joint Committee. The amount of the refund was $8.9 million. In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the first quarter of fiscal 2006, the Company recorded the effects of the refund in its consolidated financial statements, including interest income of $1.8 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million. In February 2006, the Company received the refund payment, which included additional interest of $0.2 million that will be recognized as income in the Company’s fiscal 2006 second quarter operating results.

The effective tax rate for the first quarter of fiscal 2006 was approximately 10.9% as compared to 39.2% for the same period of fiscal 2005. The improvement in the effective tax rate for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005 resulted primarily from the release of tax contingency reserves and other accruals related to the above-noted IRS audit settlement. The effective tax rate for the first quarter of fiscal 2006, excluding the effect of the IRS audit settlement, was primarily impacted by the recognition of research and development credits, the extraterritorial income exclusion and manufacturing deduction, and the differential between the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which the Company operates. The effective tax rate for the first quarter of fiscal 2005 was primarily impacted by recognition of research and development credits, the extraterritorial income exclusion and expected utilization of foreign tax credits. The Company treated all foreign taxes withheld on payments to U.S. entities during the first quarter of fiscal 2006 as creditable against its U.S. tax liability.

The comparative decrease in the estimated fiscal 2006 effective income tax rate of 35%, from 39.2% for the first quarter of fiscal 2005, is attributable primarily to an increase in the extraterritorial income exclusion benefit, a smaller increase in the valuation allowance related to foreign withholding taxes, and additional federal benefit related to municipal interest income.

11. Contingencies

Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material adverse effect on the Company's financial condition or results of operations.

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint (the “Consolidated Complaint”) alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class. The parties held a second mediation session on January 5-6, 2006, which did not result in a settlement of the matter. On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. Discovery is continuing.

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

The Company filed a motion to dismiss in the Naito matter on February 14, 2003 and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs’ counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits. The Company, by and through its counsel, agreed to that stay, pending a ruling on the motion to dismiss. No other defendants were ever served and no discovery was ever commenced. Pursuant to Nebraska law, if defendants are not served with a lawsuit in a timely fashion, the case against them is deemed dismissed. Thus, because the individual defendants were never served with process in either the Naito or Russiello matters, under Nebraska law, those cases are deemed to have been dismissed against them. Further, because the cases were brought as derivative suits such that the Company was merely named as a nominal party, no viable case exists without the presence of the individual defendants. The Company believes that, to the extent there were any attempts to revive these suits, the Company and the individual defendants would have numerous substantive defenses to same, in addition to those already raised in the motions to dismiss, based upon, among other things, the complete failure to prosecute the cases by the named shareholders, the running of the applicable statute of limitations, and the dismissal with prejudice of the federal derivative suit.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as management or the Company “anticipates,” “believes,” expects,” “plans,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this report may turn out to be wrong. They can be affected by the judgments and estimates underlying such assumptions or by known or unknown risks and uncertainties. Many of these factors will be important in determining the Company’s actual future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements after the date of this report. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part II - Item 1A in the section entitled “Risk Factors - Factors That May Affect the Company’s Future Results or the Market Price of the Company’s Common Stock.”

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

•
Increasing competition. The e-payments market is highly competitive and subject to rapid change. The Company's competition comes from in-house information technology departments, third-party e-payments processors and third-party software companies located both within and outside of the U.S. Many of these companies are significantly larger than the Company and have significantly greater financial, technical and marketing resources. As e-payment transaction volumes increase, third-party processors tend to provide competition to the Company's solutions, particularly among customers that do not seek to differentiate their e-payment offerings. As consolidation in the financial services industry continues, the Company anticipates that competition for those customers will intensify.

•
Aging payments software. In many markets, e-payments are processed using software developed by internal information technology departments, much of which was originally developed over ten years ago. Increasing transaction volumes, industry mandates and the overall costs of supporting these older technologies often serves to make these older systems obsolete, creating opportunities for the Company to replace this aging software with newer and more advanced products.

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

•
e-Payments fraud and compliance. As e-payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and e-payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. The Company continues to see opportunity to offer its fraud detection solutions to help customers manage the growing levels of e-payment fraud and compliance activity.

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

•
Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for the Company’s products and services. Consolidation of two of the Company’s customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of the Company’s products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of the Company’s products, the Company’s revenue would decline. Conversely, the Company could benefit from the combination of a non-customer and a customer when the combined entity continues usage of the Company’s products and, as a larger combined entity, increases its demand for the Company’s products and services. The Company tends to focus on larger financial institutions as customers, often resulting in the Company’s solutions being the solutions that survive in the consolidated entity.

•
e-Payments convergence. As e-payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. The Company believes that the strategy of using service-oriented-architectures to allow for re-use of common e-payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels and manage enterprise risk. The Company’s reorganization was, in part, focused on this trend, by facilitating the delivery of integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for the Company, it may also expand the competition from third party e-payment technology and service providers specializing in other forms of e-payments. Many of these providers are larger than the Company and have significantly greater financial, technical and marketing resources.

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

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to the Company’s target markets. In addition to its U.S. operations, S2 had a significant presence in Europe, the Middle East and the Asia-Pacific region, generating nearly half of its revenue from international markets. The Company expects that the S2 acquisition will be financially accretive in fiscal 2006, due to a combination of expense reductions, normalization of maintenance fee revenues and continued marketing of S2 products.

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

As set forth in Note 9 to the consolidated financial statements, in the first quarter of fiscal 2006, the Company underwent a corporate reorganization, combining its products and services under the ACI Worldwide name.

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

Revenue Recognition

For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, the Company uses the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as postcontract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered elements. For software license arrangements in which the Company has concluded that collectibility issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

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

Share-Based Compensation

The Company accounts for share-based compensation transactions using a fair-value-based method, which requires it to record noncash compensation costs related to payment for employee services by an equity award, such as stock options, in its financial statements over the requisite service period. The significant majority of the Company’s stock options are subject only to time-based vesting provisions and include exercise prices that are equal to the fair market value of the Company’s stock at the time of grant. The Company also has outstanding stock options that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a designated market price per share for sixty consecutive trading days.

In order to determine the grant date fair value of the stock options that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated an expected vesting period for these stock options on a risk-weighted basis, which was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life.

With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions pertaining to expected life, interest rate, volatility and dividend yield. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility of the Company’s common stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The assumptions used in the Black-Scholes option-pricing model and the Monte Carlo simulation model, and the results of the Monte Carlo simulation model relating to stock price appreciation, are not the Company’s estimate or projection of future market conditions or stock prices. The Company’s actual future stock prices could differ materially.

The Company also has outstanding long-term incentive program performance share awards that are earned, if at all, based upon the achievement, over a three-year period of performance goals related to (i) the compound annual growth over the three-year period in the Company’s 60-month backlog as determined by the Company, (ii) the compound annual growth over the three-year period in the diluted earnings per share, and (iii) the compound annual growth over the three-year period in the total revenues. In no event will any of the performance share awards become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the three-year period. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Related to the stock options and performance share awards outstanding, the Company must calculate estimated forfeiture rates, on an ongoing basis, that impact the amount of share-based compensation costs recorded in the consolidated financial statements. These estimated forfeiture rates may differ from actual forfeiture experience realized by the Company. Also, management’s assessment of the probability that the performance goals will be achieved, if at all, and the anticipated level of attainment, may prove to be inaccurate, which could impact the amount and timing of compensation costs that should have been recorded in the consolidated financial statements.

Prior to fiscal 2006, the Company accounted for its stock-based compensation plans under the intrinsic value method. Compensation expense generally was not recorded for options under the intrinsic value method. Instead, pro forma disclosure of the Company's net income and earnings per share was presented in the notes to the consolidated financial statements as if compensation cost for the Company's stock-based compensation plans had been determined and recorded using the fair value method.

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

Segment Information

As set forth in Note 9 to the consolidated financial statements, the Company underwent a corporate reorganization in the first quarter of fiscal 2006. As a result of the reorganization and in accordance with the criteria set forth in SFAS No. 131, the Company transitioned its operating segments from its prior three business units (ACI Worldwide, Insession Technologies and IntraNet Worldwide) to its three geographic operating regions (the Americas, EMEA and Asia/Pacific). The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Three Months Ended December 31,
	2005	2004
Revenues:
Americas	$43,920	$41,368
EMEA	33,664	31,446
Asia/Pacific	7,491	7,792
	$85,075	$80,606

Operating income:
Americas	$8,547	$12,232
EMEA	4,831	7,924
Asia/Pacific	1,137	1,929
	$14,515	$22,085

Backlog

Included in backlog are all software license fees, maintenance fees and services specified in executed contracts, as well as revenues from assumed contract renewals to the extent that the Company believes recognition of the related revenue will occur within the corresponding backlog period. The Company has historically included assumed renewals in backlog based upon automatic renewal provisions in the executed contract and the Company’s historic experience with customer renewal rates.
For the first time, the Company is reporting its 60-month backlog. The 60-month backlog represents expected revenues from existing customers under the set of key assumptions set forth below. The following table sets forth the Company’s 60-month backlog, by geographic region, as of December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
	(in millions)	(in millions)
Americas	$518	$518
EMEA	391	391
Asia/Pacific	126	126
	$1,035	$1,035

In computing the Company’s 60-month backlog, the following key assumptions are used:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.
•	License and facilities management arrangements are assumed to renew at the end of their committed term at a rate consistent with historical Company experiences.
•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.
•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.
•	Company pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing the Company’s 60-month backlog, the following items are specifically not taken into account:

•	Anticipated increases in transaction volumes in customer systems.
•	Optional annual uplifts or inflationary increases in recurring fees.
•	Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.
•	The potential impact of merger activity within the Company’s markets and/or customers is not reflected in the computation of 60-month backlog.

In conjunction with the reporting of a 60-month backlog, the Company has revised its methodology for calculating its 12-month backlog, which is now consistent with the methodology used in the 60-month calculation. Specifically, the amounts included in 12-month backlog do not include adjustments for identified risk categories as was previously performed, and it assumes renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.

The table below sets forth the Company’s recurring and non-recurring 12-month backlog, by geographic region, as of December 31, 2005, as well as restated 12-month backlog amounts as of September 30, 2005. Recurring revenue includes all monthly license fees, maintenance fees and facilities management fees. Non-recurring revenue includes other software license fees and services.

	December 31, 2005			September 30, 2005 (restated)
	(in thousands)			(in thousands)
	Recurring	Non-Recurring	Total	Recurring	Non-Recurring	Total
Americas	$95,197	$34,816	$130,013	$97,523	$32,343	$129,866
EMEA	61,868	33,990	95,858	60,038	33,194	93,232
Asia/Pacific	26,028	2,530	28,558	25,711	1,217	26,928
	$183,093	$71,336	$254,429	$183,272	$66,754	$250,026

The Company’s customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or the Company may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three Months Ended December 31,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenues:
Initial license fees (ILFs)	$25,727	30.2%	$29,533	36.6%
Monthly license fees (MLFs)	17,665	20.8	18,273	22.7
Software license fees	43,392	51.0	47,806	59.3
Maintenance fees	25,318	29.8	22,080	27.4
Services	16,365	19.2	10,720	13.3
Total revenues	85,075	100.0	80,606	100.0

Expenses:
Cost of software license fees	6,935	8.1	5,906	7.3
Cost of maintenance and services	20,891	24.6	13,836	17.2
Research and development	9,752	11.5	9,915	12.3
Selling and marketing	16,012	18.8	15,301	19.0
General and administrative	16,970	19.9	13,563	16.8
Total expenses	70,560	82.9	58,521	72.6
Operating income	14,515	17.1	22,085	27.4

Other income (expense):
Interest income	2,927	3.4	584	0.7
Interest expense	(29)	(0.0)	(168)	(0.2)
Other, net	(366)	(0.5)	(1,247)	(1.5)
Total other income (expense)	2,532	2.9	(831)	(1.0)
Income before income taxes	17,047	20.0	21,254	26.4
Income tax provision	(1,857)	(2.2)	(8,331)	(10.4)
Net income	$15,190	17.8%	$12,923	16.0%

Revenues. Total revenues for the first quarter of fiscal 2006 increased $4.5 million, or 5.5%, as compared to the same period of fiscal 2005. The three-month increase is the result of a $3.2 million, or 14.7%, increase in maintenance fee revenues and a $5.7 million, or 52.7%, increase in services revenues, offset by a $4.4 million, or 9.2%, decrease in software license fee revenues.

In the first quarter of fiscal 2005, the Company completed a BASE24-es project and signed an ACI Wholesale Banking Solutions product contract extension that resulted in significant software license fee revenue recognition. In the first quarter of fiscal 2006, the Company completed several large implementation projects that resulted in software license fee revenue recognition which partly offset the decrease noted above. In addition, software license fee revenues recognized in the first quarter of fiscal 2006 reflect increased revenues for the Company’s back office and risk management products, as well as the retail and international Americas’ markets.

The increase in maintenance fee revenues during the first quarter of fiscal 2006 as compared to the same period of fiscal 2005 is primarily due to growth in the installed base of software products as well as maintenance fee revenues recognized from S2 products during the first quarter of fiscal 2006. Maintenance revenue from the S2 products recognized in the first quarter of fiscal 2006 partly reflects the recognition of acquired deferred maintenance amounts which have been reduced to cost, plus a normal profit margin, as required under Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

The increase in services revenues for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005 resulted primarily due to the recognition of previously-deferred services revenues for several large projects some of which were completed during the first quarter of fiscal 2006, as well as services revenues recognized from S2 products during the first quarter of fiscal 2006. For some of the Company’s contracts, including certain S2 contracts, services revenues are being recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. This revenue recognition treatment negatively impacted the margins on services revenues for the first quarter of fiscal 2006.

Expenses. Total operating expenses for the first quarter of fiscal 2006 increased $12.0 million, or 20.6%, as compared to the same period of fiscal 2005. Included in operating expenses during the first quarter of fiscal 2006, with no corresponding amounts during the same period of fiscal 2005, were approximately $4.9 million in S2-related expenses, $1.4 million in share-based compensation expenses recognized following adoption of SFAS No. 123R as of October 1, 2005, and $0.5 in charges resulting from the previously-announced reorganization of the Company’s business. In addition, in the first quarter of fiscal 2006, the Company reported a net expense of $0.8 million in previously-deferred project related services costs as compared to a net deferral of $1.0 million in the first quarter of fiscal 2005. The effect of changes in foreign currency exchange rates was to decrease overall expenses by approximately $0.9 million for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005.

Cost of software license fees for the first quarter of fiscal 2006 increased $1.0 million, or 17.4%, as compared to the same period of fiscal 2005. This increase in cost of software license fees was primarily due to additional personnel assigned to support this function following the previously-announced reorganization and share-based compensation costs of $0.2 million recognized for the first time resulting from adoption of SFAS No. 123R.

Cost of maintenance and services for the first quarter of fiscal 2006 increased $7.1 million, or 51.0%, as compared to the same period of fiscal 2005. This increase in cost of maintenance and services resulted primarily from $4.2 million in costs incurred to support the S2 products and an increase in compensation-related expenses resulting from the recognition of several large projects. For these projects, revenues previously were being deferred until acceptance or first production use, and the associated costs, including compensation-related expenses, were being capitalized until the related services revenue was recognized.

R&D costs for the first quarter of fiscal 2006 were comparable to the same period of fiscal 2005.

Selling and marketing costs for the first quarter of fiscal 2006 increased $0.7 million, or 4.6%, as compared to the same period of fiscal 2005. This increase in selling and marketing costs was primarily due to higher sales commissions resulting from strong sales during the first quarter of fiscal 2006. Share-based compensation costs of $0.2 million recognized for the first time resulting from adoption of SFAS No. 123R were offset by a decrease in compensation costs for personnel shifted to the cost of software license fees function.

General and administrative costs for the first quarter of fiscal 2006 increased $3.4 million, or 25.1%, as compared to the same period of fiscal 2005. This increase in general and administrative costs was primarily due to share-based compensation costs of $1.0 million recognized for the first time resulting from adoption of SFAS No. 123R, severance costs related to the previously-announced reorganization, additional compensation and benefit costs related to annual merit pay increases and increased costs related to professional services.

Other Income and Expense. Interest income for the first quarter of fiscal 2006 increased $2.3 million as compared to the same period of fiscal 2005. The increase in interest income is attributable to interest income of $1.8 million on a refund of income taxes (which was received in February 2006), which is discussed in further detail below under Income Taxes, as well as marginal increases in interest rates and global consolidation of excess cash amounts into higher yielding investments.

Interest expense for the first quarter of fiscal 2006 decreased $0.1 million as compared to the same period of fiscal 2005. Scheduled payments of debt under financing agreements continue to be made, decreasing outstanding debt balances and corresponding interest expense.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for the first quarter of fiscal 2006 decreased $0.9 million as compared to the same period of fiscal 2005. This decrease is primarily due to foreign currency gains and losses, with the Company realizing minimal net losses during the first quarter of fiscal 2006 as compared to $1.2 million during the first quarter of fiscal 2005.

Income Taxes. It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate, which the Company estimates to be 35% for fiscal 2006. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The Company reached an agreement with the IRS to settle its open audit years 1997 through 2003, resulting in a refund to the Company. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee. The Company’s ability to recognize the refund fell short of “more likely than not” until notification was received from the Joint Committee. The amount of the refund was $8.9 million. In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the first quarter of fiscal 2006, the Company recorded the effects of the refund in its consolidated financial statements, including interest income of $1.8 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million. In February 2006, the Company received the refund payment, which included additional interest of $0.2 million that will be recognized as income in the Company’s fiscal 2006 second quarter operating results.

The effective tax rate for the first quarter of fiscal 2006 was approximately 10.9% as compared to 39.2% for the same period of fiscal 2005. The improvement in the effective tax rate for the first quarter of fiscal 2006 as compared to the same period of fiscal 2005 resulted primarily from the release of tax contingency reserves and other accruals related to the IRS audit settlement. The effective tax rate for the first quarter of fiscal 2006, excluding the effect of the IRS audit settlement, was primarily impacted by the recognition of research and development credits, the extraterritorial income exclusion and manufacturing deduction, and the differential between the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which the Company operates. The effective tax rate for the first quarter of fiscal 2005 was primarily impacted by recognition of research and development credits, the extraterritorial income exclusion and expected utilization of foreign tax credits. The Company treated all foreign taxes withheld on payments to U.S. entities during the first quarter of fiscal 2006 as creditable against its U.S. tax liability.

The comparative decrease in the estimated fiscal 2006 effective income tax rate of 35%, from 39.2% for the first quarter of fiscal 2005, is attributable primarily to an increase in the extraterritorial income exclusion benefit, a smaller increase in the valuation allowance related to foreign withholding taxes, and additional federal benefit related to municipal interest income.

Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of December 31, 2005, the Company had net deferred tax assets of $24.1 million (net of a $52.9 million valuation allowance). The Company’s valuation allowance primarily relates to foreign net operating loss carryforwards and, to a lesser extent, foreign tax credit carryforwards, capital loss carryforwards and domestic net operating loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards and credits could expire unused due to the Company’s historical or projected losses. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

As of December 31, 2005, the Company's principal sources of liquidity consisted of $157.8 million in cash, cash equivalents and marketable securities. The Company had no bank borrowings outstanding as of December 31, 2005. In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. During the first quarter of fiscal 2006, the Company repurchased 477,399 shares of its common stock at an average price of $27.92 per share under this stock repurchase program, with cash paid of $12.5 million by December 31, 2005 and remaining settlements of $0.8 million occurring the first week of January 2006 on these repurchased shares. The maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program was $33.3 million as of December 31, 2005. The Company may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

The Company's net cash flows provided by operating activities for the first quarter of fiscal 2006 amounted to $13.5 million as compared to $15.0 million provided by operating activities during the same period of fiscal 2005. The decrease in operating cash flows in the first quarter of fiscal 2006 as compared to the same period of fiscal 2005 resulted primarily from changes in accrued employee compensation and current income taxes, offset by increased net income, including adjustments for non-cash items, along with changes in billed and accrued receivables.

On October 5, 2005, the Company issued a press release announcing a restructuring of its organization. As a result of this restructuring, the Company incurred $1.3 million in restructuring and other reorganization charges during fiscal 2005, of which $0.2 million was paid in fiscal 2005. During the first quarter of fiscal 2006, the Company incurred an additional $0.5 million in restructuring and other reorganization charges. Cash expenditures related to restructuring and other reorganization charges totaled $1.1 million during the first quarter of fiscal 2006. During the remainder of fiscal 2006, the Company expects to incur an additional $1.4 million to $2.0 million in restructuring and other reorganization costs, but also expects that first-year pre-tax savings will more than offset these costs. The Company anticipates that the restructuring will be substantially completed by the end of fiscal 2006.

In February 2006, the Company received a cash refund of $10.9 million, including interest, related to settlement of the IRS audit of tax years 1997 through 2003. This refund payment included additional interest of $0.2 million that will be recognized as income in the Company’s fiscal 2006 second quarter operating results.

The Company's net cash flows provided by investing activities totaled $9.0 million for the first quarter of fiscal 2006 as compared to $76.2 million used in investing activities during the same period of fiscal 2005. During the first quarter of fiscal 2006, the Company generated cash by reducing its holdings of marketable securities by $10.7 million and used cash of $1.6 million to purchase software, property and equipment. During the first quarter of fiscal 2005, the Company used cash to increase its net holdings of marketable securities by $74.9 million and purchased $1.3 million of software, property and equipment.

The Company's net cash flows used in financing activities totaled $9.8 million for the first quarter of fiscal 2006 as compared to $0.4 million provided by financing activities during the same period of fiscal 2005. In the first quarter of fiscal 2006, the Company used cash of $12.8 million to purchase shares of its common stock under the Company’s stock repurchase program, made payments to third-party financial institutions totaling $1.3 million, and received proceeds of $4.0 million, including corresponding excess tax benefits, from exercises of stock options. In the first quarter of fiscal 2005, the Company made scheduled payments to third-party financial institutions totaling $3.9 million, and received proceeds of $4.1 million from exercises of stock options.

The Company also realized a decrease in cash of $0.7 million during the first quarter of fiscal 2006 and an increase in cash of $2.8 million during the first quarter of fiscal 2005 due to foreign exchange rate variances.

The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company's projected liquidity requirements for the foreseeable future, which primarily consists of working capital requirements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk for the three months ended December 31, 2005. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. In some cases, the Company's revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of the Company’s cash investment policy is to preserve principal without significantly increasing risk. Based on the Company’s cash investments and interest rates on these investments at December 31, 2005, and if the Company maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.6 million annually.

Item 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material adverse effect on the Company's financial condition or results of operations.

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint (the “Consolidated Complaint”) alleges that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint seeks unspecified damages, interest, fees, costs and rescission. The class period alleged in the Consolidated Complaint is January 21, 1999 through November 18, 2002. The Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former President and Chief Executive Officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company. On February 6, 2004, the Court entered a mediation reference order requiring the parties to mediate before a private mediator. The parties held a mediation session on March 18, 2004, which did not result in a settlement of the matter. On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class. The parties held a second mediation session on January 5-6, 2006, which did not result in a settlement of the matter. On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. Discovery is continuing.

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

The Company filed a motion to dismiss in the Naito matter on February 14, 2003 and a motion to dismiss in the Russiello matter on February 21, 2003. A hearing was scheduled on those motions for March 14, 2003. Just prior to that date, plaintiffs’ counsel requested that the derivative lawsuits be stayed pending a determination of an anticipated motion to dismiss to be filed in the class action lawsuits. The Company, by and through its counsel, agreed to that stay, pending a ruling on the motion to dismiss. No other defendants were ever served and no discovery was ever commenced. Pursuant to Nebraska law, if defendants are not served with a lawsuit in a timely fashion, the case against them is deemed dismissed. Thus, because the individual defendants were never served with process in either the Naito or Russiello matters, under Nebraska law, those cases are deemed to have been dismissed against them. Further, because the cases were brought as derivative suits such that the Company was merely named as a nominal party, no viable case exists without the presence of the individual defendants. The Company believes that, to the extent there were any attempts to revive these suits, the Company and the individual defendants would have numerous substantive defenses to same, in addition to those already raised in the motions to dismiss, based upon, among other things, the complete failure to prosecute the cases by the named shareholders, the running of the applicable statute of limitations, and the dismissal with prejudice of the federal derivative suit.

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

•
In October 2005, the Company announced a restructuring of its organization based on its decision that combining its three business units into a single operating unit provides the Company with the best opportunities for focus, operating efficiency and strategic acquisition integration. This restructuring of the Company’s three business units is subject to a number of risks, including but not limited to diversion of management time and resources, disruption of the Company’s service to customers, and lack of familiarity with markets or products. There can be no assurance that the Company’s expectation of savings as a result of the restructuring will be achieved.

•
The Company's backlog estimates are based on management’s assessment of the customer contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that the Company believes that recognition of the related revenue will occur within the corresponding backlog period. A number of factors could result in actual revenues being less than the amounts reflected in backlog. The Company’s customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or the Company may experience delays in the development or delivery of products or services specified in customer contracts. Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period.

•
The Company records noncash compensation expense related to payment for employee services by equity awards in its consolidated financial statements. Related to the stock options and performance share awards outstanding, the Company must calculate estimated forfeiture rates that impact the amount of share-based compensation costs recorded. These estimated forfeiture rates may differ from actual forfeiture experience realized by the Company, which could impact the amount and timing of compensation costs that should have been recorded. Also, management’s assessment of the probability that performance goals will be achieved, if at all, and the anticipated level of attainment, may prove to be inaccurate, which could impact the amount and timing of compensation costs that should have been recorded.

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

The Company’s tax positions in its federal income tax returns for tax years subsequent to fiscal 2003 have not been examined by the IRS. The Company believes that its tax positions comply with applicable tax law. However, the IRS could challenge any of those positions and issue adjustments that could adversely affect the Company’s financial condition and/or results of operations.

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

•
The Company may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. Any acquisition or investment, including the fiscal 2005 acquisition of S2 Systems, Inc., is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of the Company’s ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if the Company’s common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. The Company’s failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, including the acquisition of S2, could have a material adverse effect on the Company’s business, financial condition and/or results of operations. Correspondingly, the Company’s expectations related to the accretive nature of the S2 acquisition could be inaccurate.

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

The Company’s exposure to risks associated with the use of intellectual property may be increased for third party products distributed by the Company or as a result of acquisitions since the Company has a lower level

                                                       33

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

•
The Company is required to assess its internal control over financial reporting on an ongoing basis. If the Company cannot maintain and execute adequate internal control over financial reporting, or implement new or improved controls that provide reasonable assurance of the reliability of the its internal control over financial reporting, it may suffer harm to its reputation, fail to meet its regulatory reporting requirements on a timely basis, or be unable to properly report on its financial condition and/or results of operations, which could adversely affect the Company’s business and/or market price of its securities. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect misstatements or fraud, regardless of the adequacy of those controls.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the first quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2005	239,377	$ 27.69	239,377	$ 40,033,000
November 1 through November 30, 2005	106,812	$ 26.96	106,812	$ 37,154,000
December 1 through December 31, 2005	131,210	$ 29.11	131,210	$ 33,334,000
Total (1)	477,399	$ 27.92	477,399
_______________________________________
            (1) In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its common stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares would be returned to the status of authorized but unissued shares of common stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the first quarter of fiscal 2006, all shares were purchased in open-market transactions.

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

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: February 9, 2006	By:	/s/ DAVID R. BANKHEAD

David R. Bankhead
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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