Form 10-Q
period 2006-03-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2006-05-10
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

        Yes    ✓        No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ✓               Accelerated filer ____             Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes ____      No    ✓

As of April 27, 2006, there were 37,392,497 shares of the registrant’s common stock, par value $.005 per share, outstanding (including options to purchase 2,212 shares of the registrant’s common stock at an exercise price of one cent per share).

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2006	September 30, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$113,539	$83,693
Marketable securities	76,182	72,819
Billed receivables, net of allowances of $2,102 and $2,390, respectively	59,110	63,530
Accrued receivables	8,547	5,535
Recoverable income taxes	-	3,474
Deferred income taxes, net	4,509	2,552
Other	11,959	13,009
Total current assets	273,846	244,612
Property and equipment, net	9,642	9,089
Software, net	4,275	4,930
Goodwill	66,248	66,169
Other intangible assets, net	12,481	13,573
Deferred income taxes, net	21,566	21,884
Other	2,737	3,123
Total assets	$390,795	$363,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt - financing agreements	$308	$2,165
Accounts payable	6,316	9,521
Accrued employee compensation	15,967	19,296
Income taxes payable	8,999	-
Deferred revenue	80,134	81,374
Accrued and other liabilities	10,666	11,662
Total current liabilities	122,390	124,018
Debt - financing agreements	-	154
Deferred revenue	20,429	20,450
Other	1,854	1,640
Total liabilities	144,673	146,262

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and September 30, 2005	-	-
Common stock, $.005 par value; 70,000,000 shares authorized; 40,823,727 and 40,327,678 shares issued at March 31, 2006 and September 30, 2005, respectively	204	202
Treasury stock, at cost; 3,431,231 and 2,943,109 shares at March 31, 2006 and September 30, 2005, respectively	(82,251)	(68,596)
Additional paid-in capital	287,059	274,344
Retained earnings	50,505	20,329
Accumulated other comprehensive loss	(9,395)	(9,161)
Total stockholders' equity	246,122	217,118
Total liabilities and stockholders' equity	$390,795	$363,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Software license fees	$47,730	$42,953	$91,122	$90,759
Maintenance fees	24,746	22,649	50,064	44,729
Services	17,357	10,024	33,722	20,744
Total revenues	89,833	75,626	174,908	156,232

Expenses:
Cost of software license fees	7,505	5,725	14,440	11,631
Cost of maintenance and services	19,056	13,818	39,947	27,654
Research and development	9,978	10,223	19,730	20,138
Selling and marketing	16,529	15,368	32,541	30,669
General and administrative	15,563	14,449	32,533	28,012
Total expenses	68,631	59,583	139,191	118,104

Operating income	21,202	16,043	35,717	38,128

Other income (expense):
Interest income	1,586	864	4,513	1,448
Interest expense	(87)	(137)	(116)	(305)
Other, net	354	255	(12)	(992)
Total other income (expense)	1,853	982	4,385	151

Income before income taxes	23,055	17,025	40,102	38,279
Income tax provision	(8,069)	(5,832)	(9,926)	(14,163)
Net income	$14,986	$11,193	$30,176	$24,116

Earnings per share information:
Weighted average shares outstanding:
Basic	37,241	38,121	37,247	37,949
Diluted	38,065	38,903	38,041	38,731

Earnings per share:
Basic	$0.40	$0.29	$0.81	$0.64
Diluted	$0.39	$0.29	$0.79	$0.62

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,176	$24,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,042	1,945
Amortization	1,861	441
Deferred income taxes	(1,631)	(5,285)
Share-based compensation expense	2,884	-
Tax benefit of stock options exercised	681	2,526
Changes in operating assets and liabilities:
Billed and accrued receivables, net	1,094	(3,464)
Other current assets	1,044	(1,540)
Other assets	(6)	(1,785)
Accounts payable	(3,121)	734
Accrued employee compensation	(2,729)	(1,322)
Accrued liabilities	(697)	(180)
Current income taxes	12,474	8,062
Deferred revenue	(946)	6,044
Other current and noncurrent liabilities	102	215
Net cash provided by operating activities	43,228	30,507

Cash flows from investing activities:
Purchases of property and equipment	(3,049)	(1,577)
Purchases of software	(255)	(912)
Purchases of marketable securities	(36,062)	(76,875)
Sales of marketable securities	32,703	3,778
Acquisition of business	(59)	-
Net cash used in investing activities	(6,722)	(75,586)

Cash flows from financing activities:
Proceeds from issuance of common stock	589	487
Proceeds from exercises of stock options	7,055	7,892
Excess tax benefit of stock options exercised	1,506	-
Purchases of common stock	(13,978)	(7,249)
Payments on debt - financing agreements	(2,002)	(4,984)
Other	122	397
Net cash used in financing activities	(6,708)	(3,457)

Effect of exchange rate fluctuations on cash	48	1,837

Net increase (decrease) in cash and cash equivalents	29,846	(46,699)
Cash and cash equivalents, beginning of period	83,693	134,198
Cash and cash equivalents, end of period	$113,539	$87,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at March 31, 2006, and for the three and six months ended March 31, 2006 and 2005, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2006.

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

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers. In addition to its U.S. operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia/Pacific region. The consolidated financial statements at March 31, 2006 and September 30, 2005, and for the three and six months ended March 31, 2006, include amounts acquired from, as well as results of operations of, the acquired business.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Software license fees	$4,057	$5,113	$8,307	$10,065
Maintenance fees	1,364	1,567	2,676	3,163
Total	$5,421	$6,680	$10,983	$13,228

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

3. Share-Based Compensation Plans

Stock Incentive Plans - Active Plans

The Company has a 2005 Equity and Performance Incentive Plan (the “2005 Incentive Plan”) under which shares of the Company’s common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan will be the sum of (i) 3,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

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

The Company also has a 1999 Stock Option Plan under which 4,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. Stock options granted pursuant to the 1999 Stock Option Plan are granted at an exercise price not less than the fair market value of the common stock at the time of the grant. The term of the outstanding options is ten years. The options generally vest in equal installments annually over a period of three years.

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

Accounting for Share-Based Payments Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”)

The Company adopted SFAS No. 123R as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, “Share-Based Payment,” which does not modify any of SFAS No. 123R’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123R.

All of the Company’s existing share-based compensation awards have been determined to be equity awards. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date. These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS No. 123R adoption date through the end of the requisite service period. Under the modified prospective transition method, the financial statements are unchanged for periods prior to adoption and the pro forma disclosures previously required by SFAS No. 123 for those prior periods will continue to be required to the extent those amounts differ from the amounts in the statement of operations.

The Company did not grant any awards pursuant to the 1999 Stock Option Plan during the first six months of fiscal 2006. The Company granted 50,000 and 80,000 stock options, respectively, during the second quarter and first six months of fiscal 2006 pursuant to the 2005 Incentive Plan. With respect to these options, which vest with the passage of time, the fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Expected life	4.0	4.4
Interest rate	4.7%	4.6%
Volatility	42%	42%
Dividend yield	—	—

Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility of the Company’s common stock, and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings.

During the first six months of fiscal 2006, pursuant to the Company’s 2005 Incentive Plan, the Company also granted long-term incentive program performance share awards (“LTIP Performance Shares”) representing 124,000 shares of the Company’s common stock with a weighted-average grant date fair value of $29.18 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month backlog as determined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company’s 60-month backlog, diluted earnings per share and total revenues. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% noncompensatory guideline in SFAS No. 123R and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory.

Share-based compensation expenses recognized under SFAS No. 123R in the second quarter of fiscal 2006 related to stock options, LTIP Performance Shares, and the ESPP were $1.5 million, with corresponding tax benefits of $0.5 million, resulting in decreased net income of $1.0 million, or $0.03 per basic share and $0.03 per diluted share. Share-based compensation expenses recognized under SFAS No. 123R in the first six months of fiscal 2006 related to stock options, LTIP Performance Shares, and the ESPP were $2.9 million, with corresponding tax benefits of $1.0 million, resulting in decreased net income of $1.9 million, or $0.05 per basic share and $0.05 per diluted share. No share-based compensation costs were capitalized during the second quarter or first six months of fiscal 2006. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company elected to recognize compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. However, pro forma disclosures for periods prior to adoption of SFAS No. 123R are included below as part of this footnote.

Adoption of SFAS No. 123R also affected the Company’s presentation of cash flows. For the first six months of fiscal 2006, tax benefits in excess of the SFAS No. 123 grant date fair value realized from options exercised during that period reduced cash flows from operating activities by $1.5 million and increased cash flows from financing activities by $1.5 million as compared to amounts that would have been reported had the Company not adopted the new standard.

Other Disclosures

A summary of stock options as of March 31, 2006 and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	3,926,218	$16.79
Granted	80,000	31.62
Exercised	(472,835)	14.93
Cancellations	(42,822)	22.52
Outstanding at March 31, 2006	3,490,561	$17.31	7.0	$47,994

Exercisable at March 31, 2006	2,074,456	$13.79	5.7	$35,537

All fully-vested stock options as of March 31, 2006 are exercisable and are included in the above table. During the first six months of fiscal 2006, the Company issued new shares of common stock upon option exercise. The intrinsic value of options exercised during the first six months of fiscal 2006 was $6.5 million. The Company’s stock awards allow employees to exercise options through cash payment to the Company for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market.

A summary of nonvested LTIP Performance Shares as of March 31, 2006 and changes during the six months then ended is as follows:

Nonvested LTIP Performance Shares	Number	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2005	37,000	$28.27
Granted	124,000	29.18
Exercised	-	-
Cancellations	(5,000)	28.27
Nonvested at March 31, 2006	156,000	$29.00

As of March 31, 2006, there were unrecognized compensation costs of $9.9 million related to nonvested stock options and $3.4 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.7 years and 2.5 years, respectively.

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

Prior to October 1, 2005, the Company calculated stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the second quarter and first six months of fiscal 2005 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income:
As reported	$11,193	$24,116
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(663)	(1,293)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	76	95
Pro forma	$10,606	$22,918

Earnings per share:
Basic, as reported	$0.29	$0.64
Basic, pro forma	$0.28	$0.60

Diluted, as reported	$0.29	$0.62
Diluted, pro forma	$0.27	$0.59

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Expected life	4.1	4.1
Interest rate	4.0%	4.0%
Volatility	46%	47%
Dividend yield	—	—

During fiscal 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share and 40,000 stock options with a grant date fair value of $11.36 per share that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. In order to determine the grant date fair value of the stock options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using a pricing model acceptable under SFAS No. 123 with the following weighted-average assumptions:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Expected life	5.5	5.5
Interest rate	4.2%	4.2%
Volatility	46%	46%
Dividend yield	—	—

During fiscal 2005, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares representing 37,000 shares of the Company’s common stock with a grant date fair value of $28.27 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. None of the LTIP Performance Shares were granted during the second quarter or first six months of fiscal 2005.

4. Marketable Securities

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive loss. Net realized gains and losses are computed on the basis of average cost and are recognized when realized. Components of the Company’s marketable securities portfolio at each balance sheet date were as follows (in thousands):

	March 31, 2006	Sept. 30, 2005
Municipal auction rate notes	$75,185	$71,825
Municipal bonds/notes	997	994
Marketable securities	$76,182	$72,819

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

5. Goodwill, Software and Other Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2006 consisted of additional goodwill of $143,000 related to the acquisition of S2 and a net decrease of $64,000 resulting from foreign currency translation adjustments.

The carrying amount and accumulated amortization of the Company’s intangible assets that were subject to amortization at each balance sheet date were as follows (in thousands):

	March 31, 2006	Sept. 30, 2005
Software:
Internally-developed software	$17,418	$14,916
Purchased software	40,555	43,177
	57,973	58,093
Less: accumulated amortization	(53,698)	(53,163)
Software, net	$4,275	$4,930

	March 31, 2006	Sept. 30, 2005
Other intangible assets:
Customer relationships	$14,253	$14,375
Purchased contracts	3,871	3,907
Trademarks and tradenames	1,400	1,400
Covenant not to compete	1,150	1,150
	20,674	20,832
Less: accumulated amortization	(8,193)	(7,259)
Other intangible assets, net	$12,481	$13,573

Amortization of software is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three years. Software amortization expense recorded in the three and six months ended March 31, 2006 totaled $0.5 million and $0.9 million, respectively. Other intangible assets amortization expense recorded in the three and six months ended March 31, 2006 totaled $0.4 million and $0.9 million, respectively. Based on capitalized intangible assets at March 31, 2006, and assuming no impairment of these intangible assets, estimated amortization expense for the remainder of fiscal 2006 and in succeeding fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Software Amortization	Other Intangible Assets Amortization
2006	$831	$870
2007	1,365	1,639
2008	667	1,639
2009	305	1,561
2010	275	1,502
Thereafter	832	5,270
Total	$4,275	$12,481

6. Corporate Restructuring and Other Reorganization Charges

On October 5, 2005, the Company announced a restructuring of its organization. In connection with this restructuring, the Company established a plan of termination which impacted 42 employees. These actions resulted in severance-related restructuring charges of $1.1 million and other reorganization charges of $0.2 million during the fourth quarter of fiscal 2005. Additional severance-related restructuring charges, net of adjustments to previously-recognized liabilities, of $0.2 million and other reorganization charges of $0.2 million related to the Company’s restructuring of its organization were incurred during the first six months of fiscal 2006. The allocation of net charges incurred during the first six months of fiscal 2006 was as follows: $70,000 in cost of software license fees, $8,000 credit in cost of maintenance and services, $64,000 credit in research and development, $4,000 in selling and marketing, and $395,000 in general and administrative. Cash expenditures related to restructuring and other reorganization charges totaled $1.3 million during the first six months of fiscal 2006. The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2006. The following table shows activity related to these restructuring and reorganization activities (in thousands):

	Restructuring Termination Benefits	Other Reorganization Charges	Total
Fiscal 2005 restructuring charges	$1,080	$171	$1,251
Amounts paid during fiscal 2005	(46)	(171)	(217)
Balance, September 30, 2005	1,034	-	1,034
Additional restructuring charges incurred during fiscal 2006	409	207	616
Adjustments to previously-recognized liabilities	(219)	-	(219)
Amounts paid during fiscal 2006	(1,066)	(207)	(1,273)
Balance, March 31, 2006	$158	$-	$158

7. Common Stock, Treasury Stock and Earnings Per Share

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the March 31, 2006 and September 30, 2005 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for the three and six months ended March 31, 2006 and 2005. Included in common stock are 2,212 penny options as of March 31, 2006 and September 30, 2005.

In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. During the second quarter of fiscal 2006, the Company repurchased 11,000 shares of its common stock at an average price of $30.45 per share under this stock repurchase program. The maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program was $33.0 million as of March 31, 2006.

EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three months ended March 31, 2006 and 2005, which amounted to 824,000 and 782,000 shares, respectively, and for the six months ended March 31, 2006 and 2005, which amounted to 794,000 and 782,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for the three months ended March 31, 2006 and 2005 were options to purchase 722,000 shares and 839,000 shares, respectively, and for the six months ended March 31, 2006 and 2005 were options to purchase 773,000 shares and 716,000 shares, respectively, because the stock options were for contingently issuable shares or because their impact would be antidilutive based on current market prices.

8. Comprehensive Income

The Company's components of other comprehensive income were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$14,986	$11,193	$30,176	$24,116
Other comprehensive income (loss):
Foreign currency translation adjustments	9	16	(237)	(73)
Change in unrealized investment holding loss:
Unrealized holding gain (loss) arising during the period	4	35	3	(47)
Comprehensive income	$14,999	$11,244	$29,942	$23,996

The Company's components of accumulated other comprehensive loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Loss
Balance, September 30, 2005	$(9,155)	$(6)	$(9,161)
Fiscal 2006 year-to-date activity	(237)	3	(234)
Balance, March 31, 2006	$(9,392)	$(3)	$(9,395)

9. Segment Information

Prior to fiscal 2006, the Company reviewed its operations within its three separate operating segments, which had been referred to as the Company’s business units. These business units were ACI Worldwide, Insession Technologies and IntraNet Worldwide. ACI Worldwide was the Company's largest business unit and its product line included the Company’s most mature and well-established applications, used primarily by financial institutions, retailers and electronic payment processors. These products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies included products that facilitated communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet Worldwide included products that offered high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

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

No single customer accounted for more than 10% of the Company's consolidated revenues during the second quarter or first six months of fiscal 2006 or 2005. Revenues attributable to customers in the United Kingdom accounted for approximately 12.8% and 12.3%, respectively, of the Company’s consolidated revenues during the second quarter and first six months of fiscal 2006. Revenues attributable to customers in each foreign country in which the Company transacts business were less than 10% of the Company’s consolidated revenues during the second quarter and first six months of fiscal 2005.

The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Americas	$43,609	$42,746	$87,529	$84,114
EMEA	37,356	25,097	71,020	56,543
Asia/Pacific	8,868	7,783	16,359	15,575
	$89,833	$75,626	$174,908	$156,232

Operating income:
Americas	$10,256	$11,188	$18,702	$23,455
EMEA	8,256	2,989	13,318	10,936
Asia/Pacific	2,690	1,866	3,697	3,737
	$21,202	$16,043	$35,717	$38,128

10. Income Taxes

It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate, which the Company estimates to be 35.0% for fiscal 2006. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The Company reached an agreement with the Internal Revenue Service (the “IRS”) to settle open audit issues related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the first quarter of fiscal 2006, the Company recorded the effects of the refund in its consolidated financial statements, including estimated interest income of $1.8 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million. In February 2006, the Company received the refund payment, which included additional interest of $0.2 million that was recognized as income in the Company’s fiscal 2006 second quarter operating results.

The effective tax rate for the second quarter of fiscal 2006 was approximately 35.0% as compared to 34.3% for the same period of fiscal 2005. The effective tax rate for the first six months of fiscal 2006 was approximately 24.8% as compared to 37.0% for the same period of fiscal 2005. The improvement in the effective tax rate for the first six months of fiscal 2006, as compared to the same period of fiscal 2005, resulted primarily from the release of tax contingency reserves and other accruals related to the above-noted IRS audit settlement. The effective tax rate for the first six months of fiscal 2006, excluding the effect of the IRS audit settlement, was primarily impacted by the extraterritorial income exclusion, the manufacturing deduction, municipal interest income, a decrease in valuation allowances related to foreign net operating losses, and the differential between the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which the Company operates. The effective tax rate for the first six months of fiscal 2005 was primarily impacted by recognition of research and development credits, the extraterritorial income exclusion, municipal interest income, a decrease in valuation allowances related to foreign net operating losses, an increase in valuation allowances related to foreign withholding taxes, the differential between the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which the Company operates, and the recognition of various tax contingency reserves.

The comparative decrease in the estimated fiscal 2006 effective income tax rate of 35.0%, from 37.0% for fiscal 2005, is attributable primarily to the manufacturing deduction, a decrease in valuation allowances related to foreign withholding taxes, and a decrease in the need for tax contingency reserves offset by an increase related to the phase-out of the extraterritorial income exclusion.

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

On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. The lead plaintiff has opposed the motion and the Court has not yet ruled. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System (“LDARS”). LDARS previously attempted to be named as lead plaintiff in the case. Defendants have opposed the motion. Discovery is continuing.

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

Overview

The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. The Company's products are sold and supported through distribution networks covering three geographic regions - the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. The Company’s products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, the Company’s business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry and changes in the number and type of customers in the financial services industry. As set forth in Note 9 to the consolidated financial statements, at the beginning of fiscal 2006, the Company underwent a corporate reorganization, combining its products and services under the ACI Worldwide name.

Key trends that currently impact the Company’s strategies and operations include:

•
Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. For example, in the U.S., debit transactions at the point of sale are growing on an annual basis of over 20%. The Company leverages the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades from existing customers.

•
Increasing competition. The electronic payments market is highly competitive and subject to rapid change. The Company's competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the U.S. Many of these companies are significantly larger than the Company and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to the Company's solutions, particularly among customers that do not seek to differentiate their electronic payment offerings. As consolidation in the financial services industry continues, the Company anticipates that competition for those customers will intensify.

•
Aging payments software. In many markets, electronic payments are processed using software developed by internal information technology departments, much of which was originally developed over ten years ago. Increasing transaction volumes, industry mandates and the overall costs of supporting these older technologies often serves to make these older systems obsolete, creating opportunities for the Company to replace this aging software with newer and more advanced products.

•
Adoption of open systems technology. In an effort to leverage lower-cost computing technologies and leverage current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies such as Windows, UNIX and Linux. The Company’s continued investment in open systems technologies is, in part, designed to address this demand.

•
Electronic payments fraud and compliance. As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. The Company continues to see opportunity to offer its fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

•
Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The Europay/Mastercard/Visa (“EMV”) standard for issuing and processing debit and credit card transactions has emerged as the global standard, and many regions of the world are working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g. chip card readers in ATM’s and POS devices). The Company is working with many customers around the world to facilitate EMV deployments, leveraging several of the Company’s solutions.

•
Basel II and Single Euro Payments Area (“SEPA”). The Basel II and SEPA initiatives, primarily focused on the European Economic Community, are designed to link the ability of a financial institution to understand enterprise risk to its capital requirements, and to facilitate lower costs for cross-border payments. The Company’s consumer banking and wholesale banking solutions are both key elements in helping customers address these government-sponsored initiatives.

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

•
Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. The Company believes that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels and manage enterprise risk. The Company’s reorganization was, in part, focused on this trend, by facilitating the delivery of integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for the Company, it may also expand the competition from third party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than the Company and have significantly greater financial, technical and marketing resources.

Several other factors related to the Company’s business may have a significant impact on its operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of the Company’s products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For those arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. While the U.S. dollar is the single largest currency in which the Company’s contracts are denominated, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the Company’s recognition of gains or losses for that period.

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to the Company’s target markets. In addition to its U.S. operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia/Pacific region, generating nearly half of its revenue from international markets. The Company expects that the S2 acquisition will be financially accretive in fiscal 2006, due to a combination of expense reductions, normalization of maintenance fee revenues and continued marketing of S2 products.

The Company continues to seek ways to grow, through both organic sources and acquisitions. The Company has increased its spending in fiscal 2006 to help drive organic growth from solutions such as BASE24-es, ACI Proactive Risk Manager and ACI Smart Chip Manager. In addition, the Company continually looks for potential acquisitions designed to improve its solutions’ breadth or provide access to new markets. As part of its acquisition strategy, the Company seeks acquisition candidates that are strategic, capable of being integrated into the Company’s operating environment and financially accretive to the Company’s financial performance.

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

The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate arrangements for revenue recognition purposes. Judgment is required when evaluating the facts and circumstances related to each situation in order to reach appropriate conclusions regarding whether such arrangements are related or separate. Those conclusions can impact the timing of revenue recognition related to those arrangements.

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

In order to determine the grant date fair value of the stock options that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated an expected vesting period for these stock options on a risk-weighted basis, which was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. Achievement of the market conditions prior to completion of the expected vesting period for these stock options would require the Company to accelerate recognition of the related noncash compensation costs.

With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions pertaining to expected life, interest rate, volatility and dividend yield. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock, historical volatility of the Company’s common stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The assumptions used in the Black-Scholes option-pricing model and the Monte Carlo simulation model, and the results of the Monte Carlo simulation model relating to stock price appreciation, reflect the Company’s best estimates, as of the reporting date, of what future market conditions and the Company’s stock price may be in future periods, strictly for the purpose of applying SFAS No. 123R. The Company’s actual future stock prices could differ materially.

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

Accounting for Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the tax rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the

Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact the Company's overall effective tax rate.

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

Segment Information

As set forth in Note 9 to the consolidated financial statements, the Company underwent a corporate reorganization in the first quarter of fiscal 2006. As a result of the reorganization and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company transitioned its operating segments from its prior three business units (ACI Worldwide, Insession Technologies and IntraNet Worldwide) to its three geographic operating regions (the Americas, EMEA and Asia/Pacific). The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Americas	$43,609	$42,746	$87,529	$84,114
EMEA	37,356	25,097	71,020	56,543
Asia/Pacific	8,868	7,783	16,359	15,575
	$89,833	$75,626	$174,908	$156,232

Operating income:
Americas	$10,256	$11,188	$18,702	$23,455
EMEA	8,256	2,989	13,318	10,936
Asia/Pacific	2,690	1,866	3,697	3,737
	$21,202	$16,043	$35,717	$38,128

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

The Company’s 60-month backlog represents expected revenues from existing customers using the following key assumptions:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.
•	License and facilities management arrangements are assumed to renew at the end of their committed term at a rate consistent with historical Company experiences.

•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.
•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.
•	Company pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing the Company’s 60-month backlog, the following items are specifically not taken into account:

•	Anticipated increases in transaction volumes in customer systems.
•	Optional annual uplifts or inflationary increases in recurring fees.
•	Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.
•	The potential impact of merger activity within the Company’s markets and/or customers is not reflected in the computation of 60-month backlog.

The following table sets forth the Company’s 60-month backlog, by geographic region, as of March 31, 2006 and September 30, 2005:

	March 31, 2006	September 30, 2005
	(in millions)	(in millions)
Americas	$521	$525
EMEA	403	383
Asia/Pacific	126	123
	$1,050	$1,031

The Company also reports 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology that is consistent with the 60-month calculation. Monthly recurring revenues include all monthly license fees, maintenance fees and facilities management fees. Non-recurring revenues include other software license fees and services. Amounts included in 12-month backlog assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth the Company’s 12-month backlog, by geographic region, as of March 31, 2006 and September 30, 2005:

	March 31, 2006			September 30, 2005
	(in thousands)			(in thousands)
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$97,380	$31,520	$128,900	$97,523	$32,343	$129,866
EMEA	63,905	36,104	100,009	60,038	33,194	93,232
Asia/Pacific	25,654	2,913	28,567	25,711	1,217	26,928
	$186,939	$70,537	$257,476	$183,272	$66,754	$250,026

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

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2006		2005		2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Initial license fees (ILFs)	$30,834	34.3%	$24,619	32.6%	$56,561	32.3%	$54,152	34.7%
Monthly license fees (MLFs)	16,896	18.8	18,334	24.2	34,561	19.8	36,607	23.4
Software license fees	47,730	53.1	42,953	56.8	91,122	52.1	90,759	58.1
Maintenance fees	24,746	27.6	22,649	29.9	50,064	28.6	44,729	28.6
Services	17,357	19.3	10,024	13.3	33,722	19.3	20,744	13.3
Total revenues	89,833	100.0	75,626	100.0	174,908	100.0	156,232	100.0

Expenses:
Cost of software license fees	7,505	8.4	5,725	7.6	14,440	8.3	11,631	7.5
Cost of maintenance and services	19,056	21.2	13,818	18.3	39,947	22.8	27,654	17.7
Research and development	9,978	11.1	10,223	13.5	19,730	11.3	20,138	12.9
Selling and marketing	16,529	18.4	15,368	20.3	32,541	18.6	30,669	19.6
General and administrative	15,563	17.3	14,449	19.1	32,533	18.6	28,012	17.9
Total expenses	68,631	76.4	59,583	78.8	139,191	79.6	118,104	75.6

Operating income	21,202	23.6	16,043	21.2	35,717	20.4	38,128	24.4

Other income (expense):
Interest income	1,586	1.8	864	1.2	4,513	2.6	1,448	0.9
Interest expense	(87)	(0.1)	(137)	(0.2)	(116)	(0.1)	(305)	(0.2)
Other, net	354	0.4	255	0.3	(12)	(0.0)	(992)	(0.6)
Total other income (expense)	1,853	2.1	982	1.3	4,385	2.5	151	0.1

Income before income taxes	23,055	25.7	17,025	22.5	40,102	22.9	38,279	24.5
Income tax provision	(8,069)	(9.0)	(5,832)	(7.7)	(9,926)	(5.7)	(14,163)	(9.1)
Net income	$14,986	16.7%	$11,193	14.8%	$30,176	17.2%	$24,116	15.4%

Revenues. Total revenues for the second quarter of fiscal 2006 increased $14.2 million, or 18.8%, as compared to the same period of fiscal 2005. The majority of this increase resulted from revenue growth in international markets, primarily in the EMEA region. EMEA revenues increased $12.3 million, or 48.8%, as compared to the same period of fiscal 2005. The three-month increase in total revenues is the result of a $4.8 million, or 11.1%, increase in software license fee revenues, a $2.1 million, or 9.3%, increase in maintenance fee revenues, and a $7.3 million, or 73.2%, increase in services revenues. Total revenues for the first six months of fiscal 2006 increased $18.7 million, or 12.0%, as compared to the same period of fiscal 2005. This six-month increase resulted from revenue growth in international markets, offset by a $4.2 million decrease in U.S. revenues. Six-month EMEA revenues increased $14.5 million, or 25.6%, and revenues generated by international locations within the Americas region increased $7.6 million, or 34.4%, as compared to the same period of fiscal 2005. The six-month increase in total revenues is the result of a $0.4 million, or 0.4%, increase in software license fee revenues, a $5.3 million, or 11.9%, increase in maintenance fee revenues, and a $13.0 million, or 62.6%, increase in services revenues.

The increases in software license fee revenues during the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, are primarily due to the completion of several large implementation projects that resulted in software license fee revenue recognition and increased revenues for the Company’s Application Services Suite and Risk Management Suite products. Offsetting the year-to-date comparative increase was completion of a BASE24-es project and an ACI Wholesale Payments System product contract extension that resulted in significant software license fee revenue recognition during the first quarter of fiscal 2005.

The increases in maintenance fee revenues during the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, are primarily due to growth in the installed base of software products as well as maintenance fee revenues recognized from S2 products during the second quarter and first six months of fiscal 2006. Maintenance revenue from the S2 products recognized in the second quarter and first six months of fiscal 2006 partly reflects the recognition of acquired deferred maintenance amounts which have been reduced to cost, plus a normal profit margin, as required under Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

The increases in services revenues for the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, resulted primarily from recognition of previously-deferred services revenues for several large projects some of which were completed during the second quarter and first six months of fiscal 2006, as well as services revenues recognized from S2 products during the second quarter and first six months of fiscal 2006. For some of the Company’s contracts, including certain S2 contracts, services revenues are being recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. This revenue recognition treatment negatively impacted the margins on services revenues for the second quarter and first six months of fiscal 2006.

Expenses. Total operating expenses for the second quarter of fiscal 2006 increased $9.0 million, or 15.2%, as compared to the same period of fiscal 2005. Total operating expenses for the first six months of fiscal 2006 increased $21.1 million, or 17.9%, as compared to the same period of fiscal 2005.

Cost of software license fees for the second quarter of fiscal 2006 increased $1.8 million, or 31.1%, as compared to the same period of fiscal 2005. Cost of software license fees for the first six months of fiscal 2006 increased $2.8 million, or 24.2%, as compared to the same period of fiscal 2005. The increases in cost of software license fees during the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, were primarily due to additional personnel assigned to support this function following the previously-announced reorganization. In addition, share-based compensation costs of $0.4 million, resulting from adoption of SFAS No. 123R in fiscal 2006, were recognized during the first six months of fiscal 2006.

Cost of maintenance and services for the second quarter of fiscal 2006 increased $5.2 million, or 37.9%, as compared to the same period of fiscal 2005. Cost of maintenance and services for the first six months of fiscal 2006 increased $12.3 million, or 44.5%, as compared to the same period of fiscal 2005. The increases in cost of maintenance and services during the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, resulted from costs incurred during the second quarter and first six months of fiscal 2006 of approximately $3.2 million and $7.4 million, respectively, to support the S2 products, and recognition of previously-deferred compensation-related expenses resulting from recognition of several large projects. For these projects, revenues previously were being deferred until acceptance or first production use, and the associated costs, including compensation-related expenses, were being capitalized until the related services revenue was recognized.

R&D costs for the second quarter and first six months of fiscal 2006 were comparable to the same periods of fiscal 2005.

Selling and marketing costs for the second quarter of fiscal 2006 increased $1.2 million, or 7.6%, as compared to the same period of fiscal 2005. Selling and marketing costs for the first six months of fiscal 2006 increased $1.9 million, or 6.1%, as compared to the same period of fiscal 2005. The increases in selling and marketing costs during the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, were primarily due to higher sales commissions and other costs resulting from strong sales during the second quarter and first six months of fiscal 2006. In addition, share-based compensation costs of $0.4 million, resulting from adoption of SFAS No. 123R in fiscal 2006, were recognized during the first six months of fiscal 2006.

General and administrative costs for the second quarter of fiscal 2006 increased $1.1 million, or 7.7%, as compared to the same period of fiscal 2005. General and administrative costs for the first six months of fiscal 2006 increased $4.5 million, or 16.1%, as compared to the same period of fiscal 2005. The increase in general and administrative costs during the second quarter of fiscal 2006, as compared to the same period of fiscal 2005, was primarily due to share-based compensation costs of $1.1 million recognized during the second quarter of fiscal 2006 resulting from adoption of SFAS No. 123R in fiscal 2006. The increase in general and administrative costs during the first six months of fiscal 2006, as compared to the same period of fiscal 2005, was primarily due to share-based compensation costs of $2.1 million recognized during the first six months of fiscal 2006 resulting from adoption of SFAS No. 123R, severance costs related to the previously-announced reorganization, additional compensation and benefit costs related to annual merit pay increases and increased costs related to professional services.

Other Income and Expense. Interest income for the second quarter of fiscal 2006 increased $0.7 million as compared to the same period of fiscal 2005. Interest income for the first six months of fiscal 2006 increased $3.1 million as compared to the same period of fiscal 2005. The primary reason for the increase in interest income during the first six months of fiscal 2006, as compared to the same period of fiscal 2005, is attributable to interest income of $2.0 million on a refund of income taxes. The remaining increases in interest income during the second quarter and first six months of fiscal 2006, as compared to the same periods of fiscal 2005, is attributable to increases in interest rates and global consolidation of excess cash amounts into higher yielding investments.

Interest expense for the second quarter of fiscal 2006 decreased $0.1 million as compared to the same period of fiscal 2005. Interest expense for the first six months of fiscal 2006 decreased $0.2 million as compared to the same period of fiscal 2005. Scheduled payments of debt under financing agreements continue to be made, decreasing outstanding debt balances and corresponding interest expense.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other income for the second quarter of fiscal 2006 increased $0.1 million as compared to the same period of fiscal 2005. Other expense for the first six months of fiscal 2006 decreased $1.0 million as compared to the same period of fiscal 2005. Comparative changes in other income and expense amounts were primarily attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses realized by the Company during the respective periods.

Income Taxes. It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate, which the Company estimates to be 35.0% for fiscal 2006. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The Company reached an agreement with the Internal Revenue Service (the “IRS”) to settle open audit issues related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the first quarter of fiscal 2006, the Company recorded the effects of the refund in its consolidated financial statements, including estimated interest income of $1.8 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million. In February 2006, the Company received the refund payment, which included additional interest of $0.2 million that was recognized as income in the Company’s fiscal 2006 second quarter operating results.

The effective tax rate for the second quarter of fiscal 2006 was approximately 35.0% as compared to 34.3% for the same period of fiscal 2005. The effective tax rate for the first six months of fiscal 2006 was approximately 24.8% as compared to 37.0% for the same period of fiscal 2005. The improvement in the effective tax rate for the first six months of fiscal 2006, as compared to the same period of fiscal 2005, resulted primarily from the release of tax contingency reserves and other accruals related to the above-noted IRS audit settlement. The effective tax rate for the first six months of fiscal 2006, excluding the effect of the IRS audit settlement, was primarily impacted by the extraterritorial income exclusion, the manufacturing deduction, municipal interest income, a decrease in valuation allowances related to foreign net operating losses, and the differential between the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which the Company operates. The effective tax rate for the first six months of fiscal 2005 was primarily impacted by recognition of research and development credits, the extraterritorial income exclusion, municipal interest income, a decrease in valuation allowances related to foreign net operating losses, an increase in valuation allowances related to foreign withholding taxes, the differential between the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which the Company operates, and the recognition of various tax contingency reserves.

The comparative decrease in the estimated fiscal 2006 effective income tax rate of 35.0%, from 37.0% for fiscal 2005, is attributable primarily to the manufacturing deduction, a decrease in valuation allowances related to foreign withholding taxes, and a decrease in the need for tax contingency reserves offset by an increase related to the phase-out of the extraterritorial income exclusion.

Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. As of March 31, 2006, the Company had net deferred tax assets of $26.1 million (net of a $50.9 million valuation allowance). The Company’s valuation allowance primarily relates to foreign net operating loss carryforwards and, to a lesser extent, foreign tax credit carryforwards, capital loss carryforwards and domestic net operating loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards and credits could expire unused due to the Company’s historical or projected losses. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

As of March 31, 2006, the Company's principal sources of liquidity consisted of $189.7 million in cash, cash equivalents and marketable securities. The Company had no bank borrowings outstanding as of March 31, 2006. In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. During the first six months of fiscal 2006, the Company repurchased 488,122 shares of its common stock at an average price of $27.97 per share under this stock repurchase program. The maximum approximate remaining dollar value of shares authorized for purchase under the stock repurchase program was $33.0 million as of March 31, 2006. The Company may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

The Company's net cash flows provided by operating activities in the first six months of fiscal 2006 amounted to $43.2 million as compared to $30.5 million provided by operating activities during the same period of fiscal 2005. The increase in operating cash flows resulted from receipt of a cash refund of $10.9 million, including interest, in February 2006 related to settlement of the IRS audit of tax years 1997 through 2003, increased net income, including adjustments for non-cash items, and changes in billed and accrued receivables, offset by changes in accounts payable, accrued employee compensation and deferred revenue.

On October 5, 2005, the Company issued a press release announcing a restructuring of its organization. As a result of this restructuring, the Company incurred $1.3 million in restructuring and other reorganization charges during fiscal 2005, of which $0.2 million was paid in fiscal 2005. During the first six months of fiscal 2006, the Company incurred an additional $0.4 million in restructuring and other reorganization charges, net of adjustments to previously-recognized amounts. Cash expenditures related to restructuring and other reorganization charges totaled $1.3 million during the first six months of fiscal 2006. During the remainder of fiscal 2006, the Company expects to incur an additional $1.2 million to $1.8 million in restructuring and other reorganization costs, but also expects that first-year pre-tax savings will more than offset these costs. The Company anticipates that the restructuring will be substantially completed by the end of fiscal 2006.

The Company's net cash flows used in investing activities totaled $6.7 million in the first six months of fiscal 2006 as compared to $75.6 million used in investing activities during the same period of fiscal 2005. During the first six months of fiscal 2006, the Company used cash of $3.4 million to increase its holdings of marketable securities and $3.3 million to purchase software, property and equipment. During the first six months of fiscal 2005, the Company used cash to increase its net holdings of marketable securities by $73.1 million and purchased $2.5 million of software, property and equipment.

The Company's net cash flows used in financing activities totaled $6.7 million in the first six months of fiscal 2006 as compared to $3.5 million used in financing activities during the same period of fiscal 2005. In the first six months of fiscal 2006, the Company used cash of $14.0 million to purchase shares of its common stock under the Company’s stock repurchase program, made payments to third-party financial institutions totaling $2.0 million, and received proceeds of $8.6 million, including corresponding excess tax benefits, from exercises of stock options. In the first six months of fiscal 2005, the Company used cash of $7.2 million to purchase shares of its common stock under the Company’s stock repurchase program, made payments to third-party financial institutions totaling $5.0 million, and received proceeds of $7.9 million from exercises of stock options.

The Company also realized a minimal increase in cash during the first six months of fiscal 2006 compared to a $1.8 million increase in cash during the same period of fiscal 2005 related to foreign exchange rate variances.

The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company's projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk for the six months ended March 31, 2006. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which the Company's revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of the Company’s cash investment policy is to preserve principal without significantly increasing risk. Based on the Company’s cash investments and interest rates on these investments at March 31, 2006, and if the Company maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.7 million annually.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. The lead plaintiff has opposed the motion and the Court has not yet ruled. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System (“LDARS”). LDARS previously attempted to be named as lead plaintiff in the case. Defendants have opposed the motion. Discovery is continuing.

Other Litigation - Plus Tecnologia

On August 31, 2001, Plus Tecnologia (“Plus”) filed a complaint in Circuit Court in the Sixth Judicial Circuit for Pinellas County, Florida (the “Florida Court”) against Transaction Systems Architects, Inc., ACI Worldwide Inc., ACI Worldwide (Florida) Inc. n/k/a ACI Worldwide (Texas) LLC, Open Systems Solutions, Inc., the predecessor to ACI Worldwide (Florida) Inc., and ACI Worldwide (Mexico) S.A. de C.V. The complaint alleged breach of contract, breach of non-disclosure agreements, tortious interference with prospective business relationships of Plus and an additional cause of concert of action. Plus claimed various items of damages, including lost profits in excess of $30,000,000, interest, fees, costs and punitive damages.

On April 21, 2005, the Company filed a Motion for Sanctions seeking to dismiss the complaint with prejudice and to impose sanctions against Plus alleging that Plus has engaged in improper, unfair, unethical and fraudulent actions. On April 12, 2006, the Florida Court dismissed with prejudice all of Plus’ claims against the Company and all defendants and further found that no liability on the part of the Company or other defendants has ever been found relating to the Plus cause of action. The Florida Court further found that the Company presented a prima facie case of misconduct by Plus. The Florida Court retained jurisdiction for purposes of determining appropriate sanctions against Plus, including entitlement and amount of any attorneys’ fees and costs to be assessed against Plus pursuant to the Company’s pending Motion for Sanctions.

Item 1A. RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2005 (the “Form 10-K”). Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, could also have an adverse effect on the Company’s business, financial condition and/or results of operations. The risk factors set forth below were disclosed in the Form 10-K, but have been updated to provide additional information or updates:

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

The Company’s tax positions in its federal income tax returns for tax years subsequent to fiscal 2001 have not been fully examined by the IRS. The Company believes that its tax positions comply with applicable tax law. However, the IRS could challenge any of those positions and issue adjustments that could adversely affect the Company’s financial condition and/or results of operations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the second quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2006	-	-	-	$ 33,334,000
February 1 through February 28, 2006	10,723	$ 30.45	10,723	$ 33,007,000
March 1 through March 31, 2006	-	-	-	$ 33,007,000
Total (1)	10,723	$ 30.45	10,723
_______________________________________
(1) In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares are returned to the status of authorized but unissued shares of Common Stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of Common Stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the second quarter of fiscal 2006, all shares were purchased in open-market transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on March 7, 2006. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.	Election of directors to hold office until the next Annual Meeting of Stockholders:

Nominee	For	Withheld
Roger K. Alexander	32,503,763	161,521
John D. Curtis	32,462,887	202,397
Philip G. Heasley	32,541,423	123,861
Jim D. Kever	32,484,606	180,678
Harlan F. Seymour	32,459,608	205,676
John E. Stokely	29,308,051	3,357,233

2.	Proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for fiscal 2006:

For: 32,176,125	Against: 477,478	Abstain: 11,681	Broker Non-Vote: - 0 -

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.		Description
10.1		ACI Holding, Inc. 1994 Stock Option Plan, as amended
10.2		Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10.3		Transaction Systems Architects, Inc. 1997 Management Stock Option Plan, as amended
10.4		Transaction Systems Architects, Inc. 1999 Stock Option Plan, as amended
10.5		MessagingDirect Ltd. Amended and Restated Employee Share Option Plan, as amended
10.6		Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10.7		Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: May 10, 2006	By:	/s/ DAVID R. BANKHEAD
David R. Bankhead
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		ACI Holding, Inc. 1994 Stock Option Plan, as amended
10.2		Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10.3		Transaction Systems Architects, Inc. 1997 Management Stock Option Plan, as amended
10.4		Transaction Systems Architects, Inc. 1999 Stock Option Plan, as amended
10.5		MessagingDirect Ltd. Amended and Restated Employee Share Option Plan, as amended
10.6		Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10.7		Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
31.1		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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