Form 10-Q
period 2006-06-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2006-08-09
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

        Yes ____      No    ✓

As of July 31, 2006, there were 37,520,962 shares of the registrant’s common stock, par value $.005 per share, outstanding (including options to purchase 2,212 shares of the registrant’s common stock at an exercise price of one cent per share).

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	September 30, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$108,365	$83,693
Marketable securities	67,725	72,819
Billed receivables, net of allowances of $2,057 and $2,390, respectively	62,324	63,530
Accrued receivables	9,992	5,535
Recoverable income taxes	-	3,474
Deferred income taxes, net	3,103	2,552
Other	13,740	13,009
Total current assets	265,249	244,612
Property and equipment, net	9,234	9,089
Software, net	11,044	4,930
Goodwill	88,411	66,169
Other intangible assets, net	17,985	13,573
Deferred income taxes, net	29,125	21,884
Other	6,288	3,123
Total assets	$427,336	$363,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt - financing agreements	$78	$2,165
Accounts payable	6,960	9,521
Accrued employee compensation	15,794	19,296
Income taxes payable	8,362	-
Deferred revenue	78,808	81,374
Accrued and other liabilities	19,638	11,662
Total current liabilities	129,640	124,018
Debt - financing agreements	-	154
Deferred revenue	16,561	20,450
Other	2,638	1,640
Total liabilities	148,839	146,262

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and September 30, 2005	-	-
Common stock, $.005 par value; 70,000,000 shares authorized; 40,823,728 and 40,327,678 shares issued at June 30, 2006 and September 30, 2005, respectively	204	202
Treasury stock, at cost; 3,138,411 and 2,943,109 shares at June 30, 2006 and September 30, 2005, respectively	(79,305)	(68,596)
Additional paid-in capital	292,322	274,344
Retained earnings	73,813	20,329
Accumulated other comprehensive loss	(8,537)	(9,161)
Total stockholders' equity	278,497	217,118
Total liabilities and stockholders' equity	$427,336	$363,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software license fees	$41,955	$37,656	$133,077	$128,415
Maintenance fees	25,989	24,938	76,053	69,667
Services	16,820	15,409	50,542	36,153
Total revenues	84,764	78,003	259,672	234,235

Expenses:
Cost of software license fees	7,895	6,539	22,335	18,170
Cost of maintenance and services	19,385	14,102	59,332	41,756
Research and development	10,191	9,704	29,921	29,842
Selling and marketing	15,896	16,183	48,437	46,852
General and administrative	15,877	16,289	48,410	44,301
Total expenses	69,244	62,817	208,435	180,921

Operating income	15,520	15,186	51,237	53,314

Other income (expense):
Interest income	1,641	1,279	6,154	2,727
Interest expense	(10)	(102)	(126)	(407)
Other, net	(227)	(453)	(239)	(1,445)
Total other income (expense)	1,404	724	5,789	875

Income before income taxes	16,924	15,910	57,026	54,189
Income tax benefit (provision)	6,384	(5,915)	(3,542)	(20,078)
Net income	$23,308	$9,995	$53,484	$34,111

Earnings per share information:
Weighted average shares outstanding:
Basic	37,529	37,576	37,341	37,825
Diluted	38,454	38,312	38,199	38,598

Earnings per share:
Basic	$0.62	$0.27	$1.43	$0.90
Diluted	$0.61	$0.26	$1.40	$0.88

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$53,484	$34,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,035	2,869
Amortization	2,943	714
Deferred income taxes	(11,797)	(7,007)
Share-based compensation expense	4,412	-
Tax benefit of stock options exercised	1,456	2,736
Changes in operating assets and liabilities:
Billed and accrued receivables, net	293	4,325
Other current assets	(33)	(3,131)
Other assets	(3,021)	(1,305)
Accounts payable	(3,378)	1,025
Accrued employee compensation	(3,855)	(110)
Accrued liabilities	246	896
Current income taxes	12,022	14,531
Deferred revenue	(8,210)	(1,490)
Other current and noncurrent liabilities	107	300
Net cash provided by operating activities	47,704	48,464

Cash flows from investing activities:
Purchases of property and equipment	(3,133)	(3,170)
Purchases of software	(2,401)	(1,347)
Purchases of marketable securities	(50,937)	(76,875)
Sales of marketable securities	56,038	36,166
Acquisition of business, net of cash acquired	(13,139)	-
Net cash used in investing activities	(13,572)	(45,226)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	909	736
Proceeds from exercises of stock options	11,608	8,489
Excess tax benefit of stock options exercised	2,321	-
Purchases of common stock	(24,688)	(28,897)
Payments on debt and capital lease obligations	(2,949)	(5,943)
Other	(15)	402
Net cash used in financing activities	(12,814)	(25,213)

Effect of exchange rate fluctuations on cash	3,354	792

Net increase (decrease) in cash and cash equivalents	24,672	(21,183)
Cash and cash equivalents, beginning of period	83,693	134,198
Cash and cash equivalents, end of period	$108,365	$113,015

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at June 30, 2006, and for the three and nine months ended June 30, 2006 and 2005, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2006.

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

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers. In addition to its U.S. operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia/Pacific region. On May 31, 2006, the Company acquired eps Electronic Payment Systems AG (“eps”). eps, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The consolidated financial statements at June 30, 2006, and for the three and nine months ended June 30, 2006, include amounts acquired from, as well as results of operations of, the acquired businesses. Included in the consolidated balance sheet at September 30, 2005 are amounts acquired from and operating results of S2 from the date of its acquisition.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Software license fees	$ 4,428	$ 4,686	$ 12,736	$ 14,751
Maintenance fees	1,381	1,588	4,057	4,751
Total	$5,809	$6,274	$16,793	$19,502

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

3.  Acquisition

On May 31, 2006, the Company acquired the outstanding shares of eps. The aggregate purchase price for eps totals $33.5 million, including cash payments of $22.2 million, 330,827 shares of Company common stock valued at $11.1 million, and direct costs of acquisition.

eps, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps will provide the Company additional opportunities to sell its solutions within Germany, as well as to sell eps’ solutions into markets beyond Germany.

The acquisition of eps is scheduled to occur in two closings. The initial closing occurred on May 31, 2006, and the second closing is scheduled to occur on October 31, 2006. Cash consideration paid at the initial closing totaled $16.1 million, with the remaining cash consideration to be paid at the second closing. All shares of the Company’s common stock issued as consideration for the eps acquisition were issued at the initial closing. The Company has accounted for the acquisition of eps in its entirety as of May 31, 2006, and has recorded a liability, included in accrued and other liabilities, in the amount of $6.1 million for the remaining cash consideration to be paid at the second closing. The Company has accounted for this as a delayed delivery of consideration as the price is fixed and not subject to change, with complete decision-making and control of eps held by the Company as of the date of the initial closing. Contingencies that may prevent the second closing from occurring are limited and considered remote in likelihood.

As noted, the consideration paid for eps included 330,827 shares of the Company’s common stock, all of which were issued from the Company’s treasury stock. Under the terms of the eps acquisition, the shares issued have restrictions that prohibit their resale for five years, provided, however, that these resale restrictions expire with respect to 20% of the shares each year commencing with the first anniversary of the initial closing. Expiration of the restrictions is related to the passage of time and is in no way linked to ongoing employment by the Company of the respective shareholders. Due to the resale restrictions, with the assistance of an independent appraiser, the Company determined that a discount to the quoted market price of the Company’s common stock in the amount of 19% was appropriate for determining the fair market value of the shares issued for acquisition accounting purposes. The Company valued the shares issued using an average of the market price of the Company’s common stock two days prior and subsequent to the parties agreeing to the terms of the acquisition and its announcement (net of the 19% discount for the nonmarketability of the shares). The fair market value of each share issued related to the eps acquisition was determined to be $33.42 per share.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing will be held in escrow as security for an identified potential obligation, the likelihood of which is deemed remote. Additionally, certain of the sellers of eps have committed to certain indemnification obligations as part of the sale of eps. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote.

The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of eps. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition, as well as the weighted-average useful lives of intangible assets (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash	$3,056
Billed receivables, net of allowances	1,902
Accrued receivables	175
Other	451
Noncurrent assets:
Property and equipment	183
Developed technology	5,012	5.0 years
Goodwill	22,349
Customer relationships, trade names and other intangible assets	5,681	7.4 years
Total assets acquired	38,809

Current liabilities	5,279
Long-term liabilities	76
Total liabilities assumed	5,355

Net assets acquired	$33,454

This purchase price allocation is preliminary due to limited information available related to computer equipment and software licenses financed under a capital lease arrangement and a related remote contingency, and due to uncertainty related to a contract arrangement which includes contingencies not presently resolved.

The $22.3 million in goodwill associated with the eps acquisition, which will be tax deductible, is recorded in the Company’s EMEA region. Factors contributing to the purchase price which resulted in the recognized goodwill include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company.

The financial operating results of eps beginning June 1, 2006, have been included in the consolidated financial results of the Company for the quarter and nine months ended June 30, 2006.

The following represents unaudited pro forma combined results of operations of the Company and eps, as if the eps acquisition had occurred as of October 1, 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Unaudited pro forma information:
Revenues	$85,390	$81,437	$267,377	$245,519
Net income	22,560	10,188	53,444	35,052

Earnings per share:
Basic	0.60	0.27	1.43	0.93
Diluted	0.59	0.27	1.40	0.91

The pro forma financial information includes historical eps revenues and expenses, with adjustments to the accounting base for depreciation, amortization and income taxes. The pro forma financial information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or the results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented.

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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% noncompensatory guideline in Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory.

Accounting for Share-Based Payments Pursuant to SFAS No. 123 R

The Company adopted SFAS No. 123R as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, which does not modify any of SFAS No. 123R’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123R.

All of the Company’s existing share-based compensation awards have been determined to be equity classified awards. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e., nonvested awards). These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS No. 123R adoption date through the end of the requisite service period.

A summary of stock options as of June 30, 2006 and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	3,926,218	$16.79
Granted	100,000	32.82
Exercised	(706,053)	16.44
Cancellations	(43,322)	22.56
Outstanding at June 30, 2006	3,276,843	$17.27	7.1	$79,795

Exercisable at June 30, 2006	1,868,653	$13.06	5.9	$53,297

All fully-vested stock options as of June 30, 2006 are exercisable and are included in the above table. During the first six months of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options. Beginning in the third quarter of fiscal 2006, the Company issued treasury shares for the exercise of stock options. The intrinsic value of options exercised during the first nine months of fiscal 2006 was $11.0 million. The Company’s stock awards allow employees to exercise options through cash payment to the Company for the shares of common stock or through a simultaneous broker-assisted cashless exercise of a share option, through which the employee authorizes the exercise of an option and the immediate sale of the option shares in the open market.

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R, with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Expected life	4.5	3.6	4.4	4.1
Interest rate	5.0%	3.7%	4.7%	4.0%
Volatility	42%	46%	42%	48%
Dividend yield	—	—	—	—

Expected volatilities are based on implied volatilities from traded options on the Company’s common stock and other industry factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings.

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

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Expected life	5.7	5.7
Interest rate	4.2%	4.2%
Volatility	46%	46%
Dividend yield	—	—

During the first nine months of fiscal 2006, pursuant to the Company’s 2005 Incentive Plan, the Company also granted long-term incentive program performance share awards (“LTIP Performance Shares”). A summary of nonvested LTIP Performance Shares as of June 30, 2006 and changes during the nine months then ended is as follows:

Nonvested LTIP Performance Shares	Number	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2005	37,000	$28.27
Granted	124,000	29.18
Exercised	-	-
Cancellations	(5,000)	28.27
Nonvested at June 30, 2006	156,000	$29.00

These LTIP Performance Shares are earned, if at all, based upon the achievement, over a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month backlog as determined and defined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company’s 60-month backlog, diluted earnings per share and total revenues. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

As of June 30, 2006, there were unrecognized compensation costs of $9.2 million related to nonvested stock options and $3.1 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.4 years and 2.3 years, respectively.

Share-based compensation expenses recognized under SFAS No. 123R in the third quarter of fiscal 2006 related to stock options, LTIP Performance Shares, and the ESPP were $1.5 million, with corresponding tax benefits of $0.5 million. Share-based compensation expenses recognized under SFAS No. 123R in the first nine months of fiscal 2006 related to stock options, LTIP Performance Shares, and the ESPP were $4.4 million, with corresponding tax benefits of $1.6 million. No share-based compensation costs were capitalized during the third quarter or first nine months of fiscal 2006. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

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

Prior to October 1, 2005, the Company disclosed stock-based compensation pursuant to SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the third quarter and first nine months of fiscal 2005 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income:
As reported	$9,995	$34,111
Deduct: stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	(717)	(2,010)
Add: stock-based employee compensation expense recorded
under the intrinsic value method, net of related tax effects	19	114
Pro forma	$9,297	$32,215

Earnings per share:
Basic, as reported	$0.27	$0.90
Basic, pro forma	$0.25	$0.85

Diluted, as reported	$0.26	$0.88
Diluted, pro forma	$0.24	$0.83

5.  Marketable Securities

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

	June 30, 2006	Sept. 30, 2005
Municipal auction rate notes	$66,725	$71,825
Municipal bonds/notes	1,000	994
Marketable securities	$67,725	$72,819

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

6.  Goodwill, Software and Other Intangible Assets

Net increases in the carrying amount of goodwill during the first nine months of fiscal 2006 were $22.2 million, consisting of goodwill in the amount of $22.3 million resulting from the acquisition of eps and a net increase of $0.3 million resulting from foreign currency translation adjustments, with a reduction to goodwill of $0.4 million related to S2 acquisition adjustments that were primarily related to reductions in severance liabilities associated with acquired S2 employees.

The carrying amount and accumulated amortization of the Company’s intangible assets that were subject to amortization at each balance sheet date were as follows (in thousands):

	June 30, 2006	Sept. 30, 2005
Software:
Internally-developed software	$15,711	$14,916
Purchased software	49,982	43,177
	65,693	58,093
Less: accumulated amortization	(54,649)	(53,163)
Software, net	$11,044	$4,930

	June 30, 2006	Sept. 30, 2005
Other intangible assets:
Customer relationships	$18,996	$14,375
Purchased contracts	4,319	3,907
Trademarks and trade names	2,158	1,400
Covenant not to compete	1,280	1,150
	26,753	20,832
Less: accumulated amortization	(8,768)	(7,259)
Other intangible assets, net	$17,985	$13,573

Internally-developed software includes capitalized costs of software developed for sale and capitalizable development or modification costs of software that will be used internally. Purchased software includes capitalized costs of software to be marketed externally that was acquired primarily as the result of business acquisitions and costs of computer software obtained for internal use. Amortization of software to be sold or marketed is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of that software, which currently ranges from three to eight years. Software for internal use is amortized on a straight-line basis over an estimated useful life of three years. Software amortization expense recorded in the three and nine months ended June 30, 2006 totaled $0.5 million and $1.5 million, respectively. Other intangible assets amortization expense recorded in the three and nine months ended June 30, 2006 totaled $0.5 million and $1.5 million, respectively. Based on capitalized intangible assets at June 30, 2006, and assuming no impairment of these intangible assets, estimated amortization expense for the remainder of fiscal 2006 and in succeeding fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Software Amortization	Other Intangible Assets Amortization
2006	$1,096	$998
2007	3,979	2,570
2008	2,962	2,432
2009	1,745	2,339
2010	432	2,262
Thereafter	830	7,384
Total	$11,044	$17,985

7.  Corporate Restructuring and Other Reorganization Charges

On October 5, 2005, the Company announced a restructuring of its organization. In connection with this restructuring, the Company established a plan of termination which impacted 42 employees. These actions resulted in severance-related restructuring charges of $1.1 million and other reorganization charges of $0.2 million during the fourth quarter of fiscal 2005. Additional severance-related restructuring charges, net of adjustments to previously recognized liabilities, of $0.3 million and other reorganization charges of $0.4 million related to the Company’s restructuring of its organization were incurred during the first nine months of fiscal 2006. The allocation of net charges incurred during the first nine months of fiscal 2006 was as follows: $70,000 in cost of software license fees, $8,000 credit in cost of maintenance and services, $62,000 credit in research and development, $218,000 in selling and marketing, and $451,000 in general and administrative. Cash expenditures related to restructuring and other reorganization charges totaled $1.5 million during the first nine months of fiscal 2006. The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2006. The following table shows activity related to these restructuring and reorganization activities (in thousands):

	Restructuring Termination Benefits	Other Reorganization Charges	Total
Fiscal 2005 restructuring charges	$1,080	$171	$1,251
Amounts paid during fiscal 2005	(46)	(171)	(217)
Balance, September 30, 2005	1,034	-	1,034
Additional restructuring charges incurred during fiscal 2006	409	396	805
Adjustments to previously recognized liabilities	(136)	-	(136)
Amounts paid during fiscal 2006	(1,146)	(396)	(1,542)
Balance, June 30, 2006	$161	$-	$161

8.  Common Stock, Treasury Stock and Earnings Per Share

Options to purchase 2,212 shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the June 30, 2006 and September 30, 2005 consolidated balance sheets, and are included in common shares outstanding for earnings per share (“EPS”) computations for the three and nine months ended June 30, 2006 and 2005.

In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. In May 2006, the Company’s Board of Directors approved an increase of $30.0 million to the current stock repurchase program, bringing the total of the approved plan to $110.0 million. During the third quarter of fiscal 2006, the Company repurchased 280,645 shares of its common stock at an average price of $38.62 per share under this stock repurchase program. During the first nine months of fiscal 2006, the Company repurchased 768,767 shares of its common stock at an average price of $31.86 per share under this stock repurchase program. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was $52.2 million as of June 30, 2006.

During the third quarter of fiscal 2006, the Company began to issue shares of treasury stock upon exercise of stock options and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Shares of treasury stock were also issued during the third quarter of fiscal 2006 in connection with the acquisition of eps Electronic Payment Systems AG. Treasury shares issued during the third quarter of fiscal 2006 included 233,218 shares issued pursuant to stock option exercises, 9,421 issued pursuant to the Company’s employee stock purchase plan, and 330,827 related to the acquisition of eps Electronic Payment Systems AG. For purposes of determining the cost of the treasury shares sold, the Company has elected to use the average cost method.

EPS has been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for the three months ended June 30, 2006 and 2005, which amounted to 925,000 and 736,000 shares, respectively, and for the nine months ended June 30, 2006 and 2005, which amounted to 858,000 and 773,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for the three months ended June 30, 2006 and 2005 were options to purchase 540,000 shares and 1,624,000 shares, respectively, and for the nine months ended June 30, 2006 and 2005 were options to purchase 741,000 shares and 1,019,000 shares, respectively, because the stock options were for contingently issuable shares or because their impact would be antidilutive based on current market prices.

9.  Comprehensive Income

The Company's components of other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$23,308	$9,995	$53,484	$34,111
Other comprehensive income (loss):
Foreign currency translation adjustments	855	568	618	495
Change in unrealized investment holding loss:
Unrealized holding gain (loss) arising during the period	3	32	6	(15)
Comprehensive income	$24,166	$10,595	$54,108	$34,591

The Company's components of accumulated other comprehensive loss at each balance sheet date were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Loss
Balance, September 30, 2005	$(9,155)	$(6)	$	$(9,161)
Fiscal 2006 year-to-date activity	618	6		624
Balance, June 30, 2006	$(8,537)	$-		$(8,537)

10.  Segment Information

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

On October 5, 2005, the Company announced a restructuring of its organization, combining products and services within these three business units into one operating unit under the ACI Worldwide name. In examining the Company’s market, opportunities and organization, the Company determined that combining the business units’ products and services provides the Company with better insight and therefore an enhanced ability to focus on operating efficiency and strategic acquisition integration. As a result of this restructuring, the Company's chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Based on an evaluation of the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and how the Company’s chief operating decision maker, together with other senior management personnel, view the Company’s business and the allocation of resources, the Company concluded that its three geographic regions are its reportable operating segments. The Company's products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements.

The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Americas	$47,033	$42,474	$134,562	$126,588
EMEA	29,684	27,658	100,704	84,201
Asia/Pacific	8,047	7,871	24,406	23,446
	$84,764	$78,003	$259,672	$234,235

Operating income:
Americas	$12,019	$9,023	$30,721	$32,478
EMEA	1,405	4,323	14,723	15,259
Asia/Pacific	2,096	1,840	5,793	5,577
	$15,520	$15,186	$51,237	$53,314

No single customer accounted for more than 10% of the Company's consolidated revenues during the third quarter or first nine months of fiscal 2006 or 2005. Revenues attributable to customers in Canada accounted for 14.8% and 10.6%, respectively, of the Company’s consolidated revenues during the third quarter and first nine months of fiscal 2006. Revenues attributable to customers in the United Kingdom accounted for 10.8% and 10.7% of the Company’s consolidated revenues during the first nine months of fiscal 2006 and 2005, respectively, and 10.8% of the Company’s consolidated revenues during the third quarter of fiscal 2005.

11.  Income Taxes

It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. The Company has estimated its fiscal 2006 annual effective income tax rate to be 35.3%. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The Company reached an agreement with the Internal Revenue Service (the “IRS”) to settle open audit issues related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the first nine months of fiscal 2006, the Company received and recorded the effects of the refund in its consolidated financial statements, including estimated interest income of $2.0 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million.

Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. During the third quarter of fiscal 2006, the Company released $12.6 million in valuation reserves related to carryover foreign tax credits. The decision to release the reserves was based on the Company’s history of utilizing foreign tax credits in its prior years’ federal income tax returns and in particular, its ability to utilize substantial amounts in its 2005 federal income tax return that was filed during the third quarter of fiscal 2006. In addition, the Company prepares ongoing estimates of future taxable income and associated foreign source income, as well as estimates of the ability to utilize foreign tax credits in excess of any credits that will be generated in the future. The Company anticipates that all of the foreign tax credits previously reserved will be utilized before the expiration of the carryforward period.

The effective tax rate for the third quarter of fiscal 2006 was a benefit of 37.7% as compared to a provision of 37.2% for the same period of fiscal 2005. The effective tax rate for the first nine months of fiscal 2006 was 6.2% as compared to 37.1% for the same period of fiscal 2005. Differences between the statutory federal income tax rate and the effective rates per the consolidated statements of operations are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.7	2.2	1.9	2.2
Reduction of valuation allowance for deferred tax assets	(74.6)	-	(22.2)	-
Contingency reserves and accruals related to IRS audit	-	-	(6.9)	-
Foreign withholding taxes and reserves	1.8	3.4	0.5	2.5
Extraterritorial income exclusion benefit	(0.6)	(1.4)	(0.7)	(1.1)
Other	(1.0)	(2.0)	(1.4)	(1.5)
Total (benefit) provision	(37.7)%	37.2%	6.2%	37.1%

The comparative decrease in the estimated fiscal 2006 effective income tax rate of 35.3%, from 37.0% for fiscal 2005, excluding discrete items such as the release of the valuation allowance on foreign tax credits and the release of reserves due to the IRS audit, is attributable primarily to the manufacturing deduction, a decrease in valuation allowances related to foreign withholding taxes, and an increase in nontaxable municipal interest offset by an increase related to the phase-out of the extraterritorial income exclusion.

12.  Contingencies

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

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals, none of whom are currently executive officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint (the “Consolidated Complaint”) previously alleged that, during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint also alleged that, prior to August 2002, the purported truth regarding the Company’s financial condition had not been disclosed to the market. The Company and the individual defendants initially filed a motion to dismiss the lawsuit. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former president and chief executive officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company.

On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class of persons that purchased the Company’s common stock from January 21, 1999 through November 18, 2002.

On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System (“LDARS”). LDARS previously attempted to be named as lead plaintiff in the case. On July 5, 2006, the Magistrate denied LDARS’ motion to intervene, which LDARS has appealed to the District Judge. That appeal has not yet been decided.
On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court’s granting the lead plaintiff leave to file a Third Amended Complaint (the “Third Complaint”), which it did on May 31, 2006. The Third Complaint alleges the same misrepresentations as described above, while simultaneously alleging that the purported truth about the Company’s financial condition was being disclosed throughout that time, commencing in April 1999. The Third Complaint seeks unspecified damages, interest, fees and costs.

On June 14, 2006, the Company and the individual defendants filed a motion to dismiss the Third Complaint pursuant to Rules 8 and 12 of the Federal Rules of Civil Procedure. With the exception of one deposition, all discovery has been stayed in the case pending a ruling on the motion to dismiss.

13.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective beginning with the fiscal year ending September 30, 2008. The Company is currently evaluating the impact that this interpretation will have on its financial condition and/or results of operations.

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

Overview

The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for, software developed by third parties. The Company's products are sold and supported through distribution networks covering three geographic regions - the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. The Company’s products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, the Company’s business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. As set forth in Note 10 to the consolidated financial statements, at the beginning of fiscal 2006, the Company underwent a corporate reorganization, combining its products and services under the ACI Worldwide name.

The Company derives a majority of its revenues from non-domestic operations and believes its greatest opportunities for growth exist largely in international markets. Refining the Company’s global infrastructure is a critical component of driving its growth. The Company has launched a globalization strategy intended to streamline its supply chain and provide low-cost centers of expertise to support a growing international customer base. The Company established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary will oversee remote software development operations in Romania and elsewhere, as well as manage certain of the Company’s intellectual property rights. The Company is forming a “Software as a Service” group to develop new business and market-entry vehicles where it sells a service directly to end-user banks, retailers or processors. The Company also is in the process of moving its principal executive offices to New York City to more strategically manage its global infrastructure.

Key trends that currently impact the Company’s strategies and operations include:

•
Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. The Company recently commissioned an industry study that determined that electronic payment volumes are expected to grow at approximately 13% per year for the next five years, with varying growth rates based on the type of payment and part of the world (source: 2006 ACI Worldwide Payments Market Forecast).The Company leverages the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades from existing customers.

•
Increasing competition. The electronic payments market is highly competitive and subject to rapid change. The Company's competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than the Company and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to the Company's solutions, particularly among customers that do not seek to differentiate their electronic payment offerings. As consolidation in the financial services industry continues, the Company anticipates that competition for those customers will intensify.

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

•
Adoption of open systems technology. In an effort to leverage lower-cost computing technologies and current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies such as Windows, UNIX and Linux. The Company’s continued investment in open systems technologies is, in part, designed to address this demand.

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

•
Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The Europay/Mastercard/Visa (“EMV”) standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on

EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g. chip card readers in ATM’s and POS devices). The Company is working with many customers around the world to facilitate EMV deployments, leveraging several of the Company’s solutions.

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

Several other factors related to the Company’s business may have a significant impact on its operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex, and it can be difficult to estimate when the Company will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer and timing of delivery or acceptance of the Company’s products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. While the U.S. dollar is the single largest currency in which the Company’s contracts are denominated, a substantial portion of its sales are made, and some of its expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the Company’s recognition of gains or losses for that period.

On July 29, 2005, the Company acquired the business of S2 Systems, Inc. through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to the Company’s target markets. In addition to its U.S. operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia/Pacific region, generating nearly half of its revenue from international markets. The S2 acquisition has been financially accretive in fiscal 2006 due to a combination of expense reductions, normalization of maintenance fee revenues and license upgrades to existing S2 systems.

On May 31, 2006, the Company acquired the outstanding shares of eps Electronic Payment Systems AG (“eps”), headquartered in Frankfurt, Germany. eps, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions to the German market. The acquisition of eps will provide the Company additional opportunities to sell its value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps’ testing and dispute management solutions into markets beyond Germany. In addition, eps’ presence in Romania will help the Company more rapidly develop its global offshore development and support capabilities. The Company expects the eps acquisition to be financially accretive in fiscal 2007 due to a combination of expense reductions and cross-selling solutions into Germany and other parts of the world.

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

The Company continues to evaluate strategies intended to improve its overall effective tax rate. The Company’s degree of success in this regard and related acceptance by taxing authorities of tax positions taken, as well as changes to tax laws in the United States and in various foreign jurisdictions, could cause the Company’s effective tax rate to fluctuate from period to period. During the third quarter of fiscal 2006, the Company began to manage certain intellectual property rights from its Irish subsidiary as part of the overall globalization strategy. The Company expects these globalization efforts to result in future improvements in profitability and reductions in its overall effective tax rate.

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

With respect to options granted that vest with the passage of time, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions pertaining to expected life, interest rate, volatility and dividend yield. Expected volatilities are based on implied volatilities from traded options on the Company’s common stock and other industry factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The assumptions used in the Black-Scholes option-pricing model and the Monte Carlo simulation model, and the results of the Monte Carlo simulation model relating to potential stock price appreciation, reflect the Company’s best estimates, as of the reporting date, of what future market conditions and the Company’s stock price may be in future periods, strictly for the purpose of applying SFAS No. 123R. The Company’s actual future stock prices could differ materially.

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

Accounting for Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating and capital loss carryforwards and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the tax rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact the Company's overall effective tax rate.

To the extent recovery of deferred tax assets is not likely, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Although the Company has considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if the Company should determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event the Company is able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase net income in the period any such determination was made.

Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. During the third quarter of fiscal 2006, the Company released $12.6 million in valuation reserves related to carryover foreign tax credits. The decision to release the reserves was based on the Company’s history of utilizing foreign tax credits in its prior years’ federal income tax returns and in particular, its ability to utilize substantial amounts in its 2005 federal income tax return that was filed during the third quarter of fiscal 2006. In addition, the Company prepares ongoing estimates of future taxable income and associated foreign source income, as well as estimates of the ability to utilize foreign tax credits in excess of any credits that will be generated in the future. The Company anticipates that all of the foreign tax credits previously reserved will be utilized before the expiration of the carryforward period.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. For the Company, FIN 48 will be effective beginning with the fiscal year ending September 30, 2008. The Company is currently evaluating the impact that this interpretation will have on its financial condition and/or results of operations.

Segment Information

As set forth in Note 10 to the consolidated financial statements, the Company underwent a corporate reorganization in the first quarter of fiscal 2006. As a result of the reorganization and in accordance with the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company transitioned its operating segments from its prior three business units (ACI Worldwide, Insession Technologies and IntraNet Worldwide) to its three geographic operating regions (the Americas, EMEA and Asia/Pacific). The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Americas	$47,033	$42,474	$134,562	$126,588
EMEA	29,684	27,658	100,704	84,201
Asia/Pacific	8,047	7,871	24,406	23,446
	$84,764	$78,003	$259,672	$234,235

Operating income:
Americas	$12,019	$9,023	$30,721	$32,478
EMEA	1,405	4,323	14,723	15,259
Asia/Pacific	2,096	1,840	5,793	5,577
	$15,520	$15,186	$51,237	$53,314

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

The Company’s 60-month backlog represents expected revenues from existing customers using the following key assumptions:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.
•	License and facilities management arrangements are assumed to renew at the end of their committed term at a rate consistent with historical Company experiences.
•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.
•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.
•	Company pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing the Company’s 60-month backlog, the following items are specifically not taken into account:

•	Anticipated increases in transaction volumes in customer systems.
•	Optional annual uplifts or inflationary increases in recurring fees.
•	Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.
•	The potential impact of merger activity within the Company’s markets and/or customers is not reflected in the computation of 60-month backlog.

The following table sets forth the Company’s 60-month backlog, by geographic region, as of June 30, 2006 and September 30, 2005 (in millions):

	June 30, 2006	Sept. 30, 2005
Americas	$529	$525
EMEA	438	383
Asia/Pacific.	125	123
	$1,092	$1,031

The Company also reports 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology that is consistent with the 60-month calculation. Monthly recurring revenues include all monthly license fees, maintenance fees and facilities management fees. Non-recurring revenues include other software license fees and services. Amounts included in 12-month backlog assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth the Company’s 12-month backlog, by geographic region, as of June 30, 2006 and September 30, 2005 (in thousands):

	June 30, 2006			September 30, 2005
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$ 97,340	$ 29,525	$126,865	$ 97,523	$ 32,343	$129,866
EMEA	68,877	33,709	102,586	60,038	33,194	93,232
Asia/Pacific.	25,400	3,372	28,772	25,711	1,217	26,928
	$191,617	$ 66,606	$258,223	$183,272	$ 66,754	$250,026

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

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006		2005		2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Initial license fees (ILFs)	$24,222	28.6%	$19,171	24.6%	$80,783	31.1%	$73,323	31.3%
Monthly license fees (MLFs)	17,733	20.9	18,485	23.7	52,294	20.1	55,092	23.5
Software license fees	41,955	49.5	37,656	48.3	133,077	51.2	128,415	54.8
Maintenance fees	25,989	30.7	24,938	32.0	76,053	29.3	69,667	29.8
Services	16,820	19.8	15,409	19.7	50,542	19.5	36,153	15.4
Total revenues	84,764	100.0	78,003	100.0	259,672	100.0	234,235	100.0

Expenses:
Cost of software license fees	7,895	9.3	6,539	8.4	22,335	8.6	18,170	7.8
Cost of maintenance and services	19,385	22.9	14,102	18.1	59,332	22.9	41,756	17.8
Research and development	10,191	12.0	9,704	12.4	29,921	11.5	29,842	12.7
Selling and marketing	15,896	18.8	16,183	20.7	48,437	18.7	46,852	20.0
General and administrative	15,877	18.7	16,289	20.9	48,410	18.6	44,301	18.9
Total expenses	69,244	81.7	62,817	80.5	208,435	80.3	180,921	77.2

Operating income	15,520	18.3	15,186	19.5	51,237	19.7	53,314	22.8

Other income (expense):
Interest income	1,641	1.9	1,279	1.6	6,154	2.4	2,727	1.2
Interest expense	(10)	(0.0)	(102)	(0.1)	(126)	(0.1)	(407)	(0.2)
Other, net	(227)	(0.2)	(453)	(0.6)	(239)	(0.1)	(1,445)	(0.6)
Total other income (expense)	1,404	1.7	724	0.9	5,789	2.2	875	0.4

Income before income taxes	16,924	20.0	15,910	20.4	57,026	21.9	54,189	23.2
Income tax benefit (provision)	6,384	7.5	(5,915)	(7.6)	(3,542)	(1.3)	(20,078)	(8.6)
Net income	$23,308	27.5%	$9,995	12.8%	$53,484	20.6%	$34,111	14.6%

Revenues. Total revenues for the third quarter of fiscal 2006 increased $6.8 million, or 8.7%, as compared to the same period of fiscal 2005. The majority of this increase resulted from revenue growth within the Americas region. The three-month increase in total revenues is the result of a $4.3 million, or 11.4%, increase in software license fee revenues, a $1.1 million, or 4.2%, increase in maintenance fee revenues, and a $1.4 million, or 9.2%, increase in services revenues. Total revenues for the first nine months of fiscal 2006 increased $25.4 million, or 10.9%, as compared to the same period of fiscal 2005. Comparative nine-month revenues increased in the EMEA region by $16.5 million, or 19.6%, in the Americas region by $7.9 million, or 6.3%, and in the Asia/Pacific region by $1.0 million, or 4.2%. The $7.9 million increase in Americas’ nine-month revenues reflects an increase in international revenues of $14.3 million, or 43.6%, offset by a $6.4 million, or 6.8%, decrease in U.S. revenues. The nine-month increase in total revenues is the result of a $4.6 million, or 3.6%, increase in software license fee revenues, a $6.4 million, or 9.2%, increase in maintenance fee revenues, and a $14.4 million, or 39.8%, increase in services revenues.

The increases in software license fee revenues during the third quarter and first nine months of fiscal 2006, as compared to the same periods of fiscal 2005, are primarily due to the completion of several large implementation projects that resulted in software license fee revenue recognition and increased revenues for the Company’s Application Services Suite and Risk Management Suite products. Offsetting the year-to-date comparative increase was completion of a BASE24-es project and an ACI Wholesale Payments System product contract extension that resulted in significant software license fee revenue recognition during the first quarter of fiscal 2005.

The increases in maintenance fee revenues during the third quarter and first nine months of fiscal 2006, as compared to the same periods of fiscal 2005, are primarily due to growth in the installed base of software products as well as maintenance fee revenues recognized from S2 products during the third quarter and first nine months of fiscal 2006. Maintenance revenue from the S2 products recognized in the third quarter and first nine months of fiscal 2006 partly reflects the recognition of acquired deferred maintenance amounts which have been reduced to cost, plus a normal profit margin, as required under Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

The increases in services revenues for the third quarter and first nine months of fiscal 2006, as compared to the same periods of fiscal 2005, resulted primarily from recognition of previously deferred services revenues for several large projects which were completed during the first nine months of fiscal 2006, as well as services revenues recognized from S2 products during the third quarter and first nine months of fiscal 2006. For some of the Company’s contracts, including certain S2 contracts, services revenues are being recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. This revenue recognition treatment negatively impacted the margins on services revenues for the third quarter and first nine months of fiscal 2006.

Expenses. Total operating expenses for the third quarter of fiscal 2006 increased $6.4 million, or 10.2%, as compared to the same period of fiscal 2005. Total operating expenses for the first nine months of fiscal 2006 increased $27.5 million, or 15.2%, as compared to the same period of fiscal 2005.

Cost of software license fees for the third quarter of fiscal 2006 increased $1.4 million, or 20.7%, as compared to the same period of fiscal 2005. Cost of software license fees for the first nine months of fiscal 2006 increased $4.2 million, or 22.9%, as compared to the same period of fiscal 2005. The increases in cost of software license fees during the third quarter and first nine months of fiscal 2006, as compared to the same periods of fiscal 2005, were primarily due to additional personnel assigned to support this function following the previously announced reorganization. In addition, share-based compensation costs of $0.6 million, resulting from adoption of SFAS No. 123R in fiscal 2006, were recognized during the first nine months of fiscal 2006.

Cost of maintenance and services for the third quarter of fiscal 2006 increased $5.3 million, or 37.5%, as compared to the same period of fiscal 2005. Cost of maintenance and services for the first nine months of fiscal 2006 increased $17.6 million, or 42.1%, as compared to the same period of fiscal 2005. The increases in cost of maintenance and services during the third quarter and first nine months of fiscal 2006, as compared to the same periods of fiscal 2005, resulted from costs incurred during the third quarter and first nine months of fiscal 2006 of approximately $2.8 million and $10.2 million, respectively, to support the S2 products, eps expenses of $0.4 million that were incurred during the third quarter of fiscal 2006, and recognition of previously deferred compensation-related expenses resulting from recognition of several large projects during the first and second quarters of fiscal 2006. For these projects, revenues previously were being deferred until acceptance or first production use, and the associated costs, including compensation-related expenses, were being deferred until the related services revenue was recognized.

R&D costs for the third quarter of fiscal 2006 increased $0.5 million, or 5.0%, as compared to the same period of fiscal 2005. R&D costs for the first nine months of fiscal 2006 were comparable to the same period of fiscal 2005.

Selling and marketing costs for the third quarter of fiscal 2006 decreased $0.3 million, or 1.8%, as compared to the same period of fiscal 2005. Selling and marketing costs for the first nine months of fiscal 2006 increased $1.6 million, or 3.4%, as compared to the same period of fiscal 2005. The increase in selling and marketing costs during the first nine months of fiscal 2006, as compared to the same period of fiscal 2005, was primarily due to higher sales commissions and other costs resulting from strong sales during the first and second quarters of fiscal 2006. In addition, share-based compensation costs of $0.5 million, resulting from adoption of SFAS No. 123R in fiscal 2006, were recognized during the first nine months of fiscal 2006.

General and administrative costs for the third quarter of fiscal 2006 decreased $0.4 million, or 2.5%, as compared to the same period of fiscal 2005. General and administrative costs for the first nine months of fiscal 2006 increased $4.1 million, or 9.3%, as compared to the same period of fiscal 2005. The decrease in general and administrative costs during the third quarter of fiscal 2006, as compared to the same period of fiscal 2005, was primarily due to lower costs related to professional services and reduced bad debt expenses, partially offset by increased costs resulting from globalization initiatives and acquisition-related costs incurred during the third quarter of fiscal 2006, and share-based compensation costs of $1.1 million recognized during the third quarter of fiscal 2006 resulting from adoption of SFAS No. 123R in fiscal 2006. The increase in general and administrative costs during the first nine months of fiscal 2006, as compared to the same period of fiscal 2005, was primarily due to share-based compensation costs of $3.2 million recognized during the first nine months of fiscal 2006 resulting from adoption of SFAS No. 123R, severance costs related to the previously announced reorganization, increased costs resulting from globalization initiatives and acquisition-related costs incurred during the third quarter of fiscal 2006, and additional compensation and benefit costs.

Other Income and Expense. Interest income for the third quarter of fiscal 2006 increased $0.4 million as compared to the same period of fiscal 2005. Interest income for the first nine months of fiscal 2006 increased $3.4 million as compared to the same period of fiscal 2005. The primary reason for the increase in interest income during the first nine months of fiscal 2006, as compared to the same period of fiscal 2005, is attributable to interest income of $2.0 million on a refund of income taxes. The remaining increases in interest income during the third quarter and first nine months of fiscal 2006, as compared to the same periods of fiscal 2005, are attributable to increases in interest rates and global consolidation of excess cash amounts into higher yielding investments.

Interest expense for the third quarter of fiscal 2006 decreased $0.1 million as compared to the same period of fiscal 2005. Interest expense for the first nine months of fiscal 2006 decreased $0.3 million as compared to the same period of fiscal 2005. Scheduled payments of debt under financing agreements continue to be made, decreasing outstanding debt balances and corresponding interest expense.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expenses for the third quarter of fiscal 2006 decreased $0.2 million as compared to the same period of fiscal 2005. Other expenses for the first nine months of fiscal 2006 decreased $1.2 million as compared to the same period of fiscal 2005. Comparative changes in other income and expense amounts were primarily attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses recognized by the Company during the respective periods.

Income Taxes. It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. The Company has estimated its fiscal 2006 annual effective income tax rate to be 35.3%. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The Company reached an agreement with the Internal Revenue Service (the “IRS”) to settle open audit issues related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the first nine months of fiscal 2006, the Company received and recorded the effects of the refund in its consolidated financial statements, including estimated interest income of $2.0 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million.

The effective tax rate for the third quarter of fiscal 2006 was a benefit of 37.7% as compared to a provision of 37.2% for the same period of fiscal 2005. The effective tax rate for the first nine months of fiscal 2006 was 6.2% as compared to 37.1% for the same period of fiscal 2005. Differences between the statutory federal income tax rate and the effective rates per the consolidated statements of operations are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.7	2.2	1.9	2.2
Reduction of valuation allowance for deferred tax assets	(74.6)	-	(22.2)	-
Contingency reserves and accruals related to IRS audit	-	-	(6.9)	-
Foreign withholding taxes and reserves	1.8	3.4	0.5	2.5
Extraterritorial income exclusion benefit	(0.6)	(1.4)	(0.7)	(1.1)
Other	(1.0)	(2.0)	(1.4)	(1.5)
Total (benefit) provision	(37.7)%	37.2%	6.2%	37.1%

The comparative decrease in the estimated fiscal 2006 effective income tax rate of 35.3%, from 37.0% for fiscal 2005, excluding discrete items such as the release of the valuation allowance on foreign tax credits and the release of reserves due to the IRS audit, is attributable primarily to the manufacturing deduction, a decrease in valuation allowances related to foreign withholding taxes, and an increase in nontaxable municipal interest offset by an increase related to the phase-out of the extraterritorial income exclusion.

Each quarter, the Company evaluates its historical operating results as well as its projections for the future to determine the realizability of the deferred tax assets. During the third quarter of fiscal 2006, the Company released $12.6 million in valuation reserves related to carryover foreign tax credits. The decision to release the reserves was based on the Company’s history of utilizing foreign tax credits in its prior years’ federal income tax returns and in particular, its ability to utilize substantial amounts in its 2005 federal income tax return that was filed during the third quarter of fiscal 2006. In addition, the Company prepares ongoing estimates of future taxable income and associated foreign source income, as well as estimates of the ability to utilize foreign tax credits in excess of any credits that will be generated in the future. The Company anticipates that all of the foreign tax credits previously reserved will be utilized before the expiration of the carryforward period.

As of June 30, 2006, the Company had net deferred tax assets of $32.2 million (net of a $41.9 million valuation allowance). The Company’s valuation allowance primarily relates to foreign net operating loss carryforwards and, to a lesser extent, foreign tax credit carryforwards, capital loss carryforwards and domestic net operating loss carryforwards. The valuation allowance is based on the extent to which management believes these carryforwards and credits could expire unused due to the Company’s historical or projected losses. The Company analyzes the recoverability of its net deferred tax assets at each reporting period. Because unforeseen factors may affect future taxable income, increases or decreases to the valuation reserve may be required in future periods.

Liquidity and Capital Resources

As of June 30, 2006, the Company's principal sources of liquidity consisted of $176.1 million in cash, cash equivalents and marketable securities. The Company had no bank borrowings outstanding as of June 30, 2006. In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. In May 2006, the Company’s Board of Directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million. During the first nine months of fiscal 2006, the Company repurchased 768,767 shares of its common stock at an average price of $31.86 per share under this stock repurchase program. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was $52.2 million as of June 30, 2006. The Company may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

The Company's net cash flows provided by operating activities in the first nine months of fiscal 2006 amounted to $47.7 million as compared to $48.5 million provided by operating activities during the same period of fiscal 2005. The small decrease in operating cash flows resulted from changes in billed and accrued receivables, accounts payable, accrued employee compensation and deferred revenue, offset by increased net income, including adjustments for non-cash items, and receipt of a cash refund of $10.9 million, including interest, in February 2006 related to settlement of the IRS audit of tax years 1997 through 2003.

On October 5, 2005, the Company announced a restructuring of its organization. As a result of this restructuring, the Company incurred $1.3 million in restructuring and other reorganization charges during fiscal 2005, of which $0.2 million was paid in fiscal 2005. During the first nine months of fiscal 2006, the Company incurred an additional $0.7 million in restructuring and other reorganization charges, net of adjustments to previously recognized amounts. Cash expenditures related to restructuring and other reorganization charges totaled $1.5 million during the first nine months of fiscal 2006. During the remainder of fiscal 2006, the Company expects to incur an additional $0.9 million to $1.3 million in restructuring and other reorganization costs, but also expects that first-year pre-tax savings will more than offset these costs. The Company anticipates that the restructuring will be substantially completed by the second quarter of fiscal 2007.

The Company's net cash flows used in investing activities totaled $13.6 million in the first nine months of fiscal 2006 as compared to $45.2 million used in investing activities during the same period of fiscal 2005. During the first nine months of fiscal 2006, the Company generated cash of $5.1 million by decreasing its holdings of marketable securities, and used cash of $13.1 million in the acquisition of businesses and $5.5 million to purchase software, property and equipment. During the first nine months of fiscal 2005, the Company used cash to increase its net holdings of marketable securities by $40.7 million and purchased $4.5 million of software, property and equipment.

The Company's net cash flows used in financing activities totaled $12.8 million in the first nine months of fiscal 2006 as compared to $25.2 million used in financing activities during the same period of fiscal 2005. In the first nine months of fiscal 2006, the Company used cash of $24.7 million to purchase shares of its common stock under the Company’s stock repurchase program, made payments to third-party financial institutions totaling $2.9 million, and received proceeds of $13.9 million, including corresponding excess tax benefits, from exercises of stock options. In the first nine months of fiscal 2005, the Company used cash of $28.9 million to purchase shares of its common stock under the Company’s stock repurchase program, made payments to third-party financial institutions totaling $5.9 million, and received proceeds of $8.5 million from exercises of stock options.

The Company also realized a $3.4 million increase in cash during the first nine months of fiscal 2006 compared to a $0.8 million increase in cash during the same period of fiscal 2005 related to foreign exchange rate variances.

The Company believes that its existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy the Company's projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's market risk for the nine months ended June 30, 2006. The Company conducts business in all parts of the world and is thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which the Company's revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in the Company's products and services being more expensive to a potential foreign customer, and in those instances where the Company's goods and services have already been sold, may result in the receivables being more difficult to collect. The Company at times enters into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. The Company has not entered into any foreign currency hedging transactions. The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of the Company’s cash investment policy is to preserve principal without significantly increasing risk. Based on the Company’s cash investments and interest rates on these investments at June 30, 2006, and if the Company maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.8 million annually.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals, none of whom are currently executive officers of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint (the “Consolidated Complaint”) previously alleged that, during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. The Consolidated Complaint also alleged that, prior to August 2002, the purported truth regarding the Company’s financial condition had not been disclosed to the market. The Company and the individual defendants initially filed a motion to dismiss the lawsuit. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former president and chief executive officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company.

On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class of persons that purchased the Company’s common stock from January 21, 1999 through November 18, 2002.

On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System (“LDARS”). LDARS previously attempted to be named as lead plaintiff in the case. On July 5, 2006, the Magistrate denied LDARS’ motion to intervene, which LDARS has appealed to the District Judge. That appeal has not yet been decided.

On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court’s granting the lead plaintiff leave to file a Third Amended Complaint (the “Third Complaint”), which it did on May 31, 2006. The Third Complaint alleges the same misrepresentations as described above, while simultaneously alleging that the purported truth about the Company’s financial condition was being disclosed throughout that time, commencing in April 1999. The Third Complaint seeks unspecified damages, interest, fees and costs.

On June 14, 2006, the Company and the individual defendants filed a motion to dismiss the Third Complaint pursuant to Rules 8 and 12 of the Federal Rules of Civil Procedure. With the exception of one deposition, all discovery has been stayed in the case pending a ruling on the motion to dismiss.

Other Litigation - Plus Tecnologia

On August 31, 2001, Plus Tecnologia (“Plus”) filed a complaint in Circuit Court in the Sixth Judicial Circuit for Pinellas County, Florida (the “Florida Court”) against Transaction Systems Architects, Inc., ACI Worldwide Inc., ACI Worldwide (Florida) Inc. n/k/a ACI Worldwide (Texas) LLC, Open Systems Solutions, Inc., the predecessor to ACI Worldwide (Florida) Inc., and ACI Worldwide (Mexico) S.A. de C.V. The complaint alleged breach of contract, breach of non-disclosure agreements, tortious interference with prospective business relationships of Plus and an additional cause of concert of action. Plus claimed various items of damages, including lost profits in excess of $30.0 million, interest, fees, costs and punitive damages.

On April 12, 2006, the Florida Court dismissed with prejudice all of Plus' claims against the Company and all defendants, and further found that no liability on the part of the Company or other defendants has ever been found relating to the Plus cause of action. On June 15, 2006, the Florida Court heard the Company’s Motions for Sanctions and ruled that Plus committed fraud on the court through intentional misrepresentations, providing sworn deposition testimony that contained knowingly false statements, intentionally manufacturing false documents, and destroying and altering evidence. The Florida Court also ruled that Plus is liable to the Company for the Company’s attorney’s fees and costs, plus interest.

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

•
The Company is subject to income taxes, as well as non-income based taxes, in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities. In addition, the Company has benefited from, and expects to continue to benefit from, implemented tax-saving strategies. The Company believes that implemented tax-saving strategies comply with applicable tax law. However, taxing authorities could disagree with the Company’s positions. If the taxing authorities decided to challenge any of the Company’s tax positions and were successful in such challenges, the Company’s financial condition and/or results of operations could be materially adversely affected.

The statutes of limitations are still open for the Company’s U.S. Federal Income Tax Returns for fiscal years 2003 through 2005, which are potentially subject to examination by the IRS. The Company believes that its tax positions comply with applicable tax law. However, the IRS could challenge those positions and issue adjustments that could adversely affect the Company’s financial condition and/or results of operations.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the third quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2006	-	-	-	$ 33,007,000
May 1 through May 31, 2006	168,075	$ 38.39	168,075	$ 56,555,000
June 1 through June 30, 2006	112,570	$ 38.96	112,570	$ 52,169,000
Total (1)	280,645	$ 38.62	280,645
_______________________________________
(1)   In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. In May 2006, the Company’s Board of Directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved program to $110.0 million. There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares are returned to the status of authorized but unissued shares of Common Stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of Common Stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the third quarter of fiscal 2006, all shares were purchased in open-market transactions.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
2.1	(1)
Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG

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

      (1) Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 16, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)

Date: August 9, 2006	By:	/s/ DAVID R. BANKHEAD
David R. Bankhead
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)
Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG

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

      (1) Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 16, 2006.