Form 10-K
period 2006-09-30
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2007-05-11
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission File Number 0-25346

TRANSACTION SYSTEMS ARCHITECTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
120 Broadway, Suite 3350 New York, New York 10271	(646) 348-6700
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act).

Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☑

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on March 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $31.21, was $1,196,191,786. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.

As of May 8, 2007, there were 37,161,165 shares of the registrant’s common stock outstanding (including 1,270 options to purchase shares of the registrant’s common stock at an exercise price of one cent per share).

Explanatory Note

In this Annual Report on Form 10-K, which we refer to as our “2006 10-K,” we are restating prior period financial statements to reflect additional stock-based compensation expense relating to stock option grants made during the period from fiscal years 1995 through 2002. The effects of these restatements are reflected in our consolidated balance sheet as of September 30, 2005 and each of the quarters in fiscal 2005 and fiscal 2006, and related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended September 30, 2005 and 2004 and each of the quarters in fiscal years 2005 and 2006. Additionally, we have included in “Item 6. Selected Financial Data,” restated financial information for the fiscal years 2002 through 2005, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” restated financial information for fiscal years 2004 and 2005. See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to our Consolidated Financial Statements for a detailed discussion of the effect of the restatements. This Explanatory Note explains the circumstances giving rise to the restatements and amendments.

We initiated a review of our historical stock option granting practices following general public reports about option granting issues among public companies. Our review was self-initiated and not prompted by any inquiry from a regulatory body, a “whistleblower” or other source. On October 27, 2006, we publicly announced the voluntary internal review. The review was conducted by the audit committee of our board of directors with the assistance of special independent counsel and forensic accountants. On March 16, 2007, we publicly announced the completion and key results of the review, which are set forth in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on that date.

The independent counsel and its forensic accountants reviewed approximately 80,000 pages of paper files and approximately 30,000 e-mails and electronic files, conducted interviews with current and former members of the board’s compensation committee, current and former directors, officers, employees and advisors, reviewed and tested the company’s option database, and also conducted an extensive review and analysis of facts and circumstances related to all stock option grants made from the date of our Initial Public Offering (“IPO”) in 1995 through fiscal 2006.

The review indicated that our stock option granting practices from fiscal 1995 through fiscal 2002 were subject to control weaknesses and other deficiencies. As a result, a number of measurement date errors occurred in this period. Prior to 2003, based upon formal board action and informal consultations with board members, the CEO and CFO believed they had been delegated authority to carry out the employee option granting process. Generally, the CEO approved the numbers of options and recipients, while the CFO set the grant date, which determined the exercise price. In many instances, it appears that the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the grant date. The stock options granted by management were, at times, the subject of later board action. Although all options granted to the CEO and CFO were approved by the board of directors or compensation committee, the record of board action for other employee grants was inconsistent and incomplete; however, the review indicated no evidence of intentional misconduct on the part of the participants in this process, and these practices ended in 2002 (although adjustments to subsequent period financial statements are required for periods after 2002 under applicable accounting rules). In addition, based upon the turnover in executive management after 2002, the review concluded that our current CEO, CFO and general counsel were not involved in the option granting practices requiring the restatement of our prior period financial statements.

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, through the fiscal year ended September 30, 2005. Under APB Opinion No. 25, non-cash, stock based compensation expense should have been recognized for any option for which the exercise price was below the market price on the applicable measurement date. Because a number of our options had exercise prices below the market prices on applicable measurement dates, there should have been charges for these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise prices and the market prices on the actual grant dates. These charges should have been amortized over the service periods of the options. Additionally, we determined that certain grants made prior to June 1, 2001 totaling 191,000 stock options should be accounted for under the variable accounting method. Under that method, charges and benefits are taken each reporting period to reflect increases and decreases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled.

Based on the records and findings of our voluntary review of historical stock option granting practices, we determined that we should restate our prior period financial statements to correct the measurement date errors and to account for any compensation charges associated with revised measurement dates. We applied the accounting standards then in effect to determine, for every grant, the proper compensation expense. Accordingly, we are recording in this report additional non-cash compensation expense and related tax effects over the relevant option service periods consistent with then-controlling accounting principles during such periods to the extent that the prices of our common stock on the actual measurement dates were higher than the prices on the previously recorded dates. The non-cash compensation expense in aggregate was $18.8 million, pretax, substantially all of which is recorded and recognized from fiscal 1995 through fiscal 2001.

As concluded by the audit committee in its independent review, our stock option granting practices since late fiscal 2003 do not have similar control deficiencies of the historical stock option granting practices that gave rise to the restatement. For example, under the current practices, our board of directors and its compensation committee only act through meetings, and not by unanimous written consent, to take formal corporate action; our board and its compensation committee approve options contemporaneously on the date of grant, and not on a ratification basis; and only the compensation committee, not management, approves employee options and sets the terms. Commencing in fiscal 2004, our stock option administration function is supervised by our legal department. Additionally, our stock option granting processes are documented and tested as part of our Sarbanes-Oxley compliance programs.

Upon the completion of the review, our audit committee made certain recommendations to ensure that we continue to follow good corporate practices in connection with stock option administration, including (1) amendments to charters of the compensation committee and the nominating and corporate governance committee to reflect existing and possible additional measures regarding each committee’s role in our option granting process, (2) requiring written reports to our board on existing options procedures, (3) evaluating, with the assistance of outside advisors, additional best practices and other improvements in our option granting procedures, and (4) conducting training for all employees involved in the option granting process. We are in process of evaluating and implementing these recommendations.

For more information and discussion of foregoing matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Note 2 of the Notes to our Consolidated Financial Statements; and Item 9A, “Controls and Procedures.”

We do not intend to specifically amend any of our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatements. Instead, we are restating the consolidated financial statements and selected financial data in this 2006 10-K. Accordingly, the consolidated financial statements and related financial information contained in previously filed financial reports should no longer be relied upon.

The expense allocated to fiscal years 2003 through 2005 reflect the amortization of compensation expense and charges under the variable accounting method associated with options granted in fiscal year 2002 and prior years. The incremental effect of recognizing additional stock-based compensation expense is as follows (in thousands):

	Pre-Tax Expense	After Tax Expense
1995	$55	$40
1996	73	61
1997	2,660	1,657
1998	1,652	1,061
1999	1,897	1,320
2000	4,343	2,994
2001	6,497	5,094
2002	461	316
2003	392	268
Total 1995 – 2003 Impact	18,030	12,811
2004	520	379
2005	204	147
2006	—	—
Total for all fiscal periods	$18,754	$13,337

These additional charges do not affect previously reported revenue or cash provided by operating activities. As a result of these additional charges, we are restating our consolidated balance sheet as of September 30, 2005 and each of the quarters in fiscal 2005 and fiscal 2006, and related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended September 30, 2005 and 2004 and each of the quarters in fiscal year 2005 appear in this 2006 10-K.

This 2006 10-K also reflects the restatement of “Selected Financial Data” in Item 6 for the fiscal years ended September 30, 2005, 2004, 2003 and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended September 30, 2005 and 2004.

We are also restating the pro forma expense under SFAS No. 123 in Note 14, “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements of this 2006 10-K to reflect the impact of these adjustments for the fiscal years ended September 30, 2005 and 2004.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” “we are well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our recent acquisition of eps Electronic Payment Systems AG and P&H Solutions, Inc. and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or The Market Price of Our Common Stock.”

Trademarks and Service Marks

ACI, the ACI logo, BASE24, ON/2, OpeN/2, ENGUARD, Network Express, PaymentWare and CO-ach, among others, are registered trademarks and/or registered service marks of Transaction Systems Architects, Inc., or one of its subsidiaries, in the United States and/or other countries. BASE24-eps, ACI Retail Commerce Server, NET24, Commerce Gateway, Smart Chip Manager, Proactive Risk Manager, PRM, ICE, WebGate, SafeTGate, DataWise, ACI Wholesale Payment System, ACI Money Transfer System or MTS, ACI Enterprise Banker, ACI Payments Manager, ACI Card Management System, ACI Dispute Management System, and WPS, among others, have pending registrations or are common-law trademarks and/or service marks of Transaction Systems Architects, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks are the property of their respective owners.

PART I

ITEM 1.                 BUSINESS

General

Transaction Systems Architects, Inc., a Delaware corporation, and our subsidiaries (collectively referred to as “TSA” the “Company,” “we,” “us” or “our”) develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Most of our products are sold and supported through distribution networks covering three geographic regions — the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. Our products are marketed under the ACI Worldwide brand.

The electronic payments market is comprised of financial institutions, retailers, third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), retail merchant locations, bank branches, mobile phones, corporations and Internet commerce sites. The authentication, authorization, switching, settlement and reconciliation of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are often conducted 24 hours a day, seven days a week.

Transaction Systems Architects, Inc. was formed as a Delaware corporation in November 1993 under the name ACI Holding, Inc. and is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which the Company acquired from Tandem Computers Incorporated on December 31, 1993.

Segment Information

Historically, we reported our results in three operating segments: ACI Worldwide, Insession Technologies and Intranet Worldwide. On October 5, 2005, during the first quarter of fiscal 2006, we announced a restructuring of our organization, combining products and services within these three business units into one operating unit under the ACI Worldwide name. In examining our market, opportunities and organization, management decided that combining the business units’ products and services provides us with a better structure to facilitate operating efficiency and strategic acquisition integration.

As a result of this restructuring, our chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, EMEA and Asia/Pacific. Our products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. We supplement our distribution networks with independent reseller and/or distributor arrangements. As such, we have concluded that our three geographic regions are our reportable operating segments.

Financial information for fiscal 2005 and fiscal 2004 has been conformed to reflect the segment change. See Note 13, “Segment Information” in the Notes to Consolidated Financial Statements for further detail.

Acquisitions

On July 29, 2005, we acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to our target markets. In addition to its U.S. operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia/Pacific region, generating nearly half of its revenue from international markets.

On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG (“eps”), headquartered in Frankfurt, Germany. The acquisition of eps occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. eps, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps will provide us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps’ testing and dispute management solutions into markets beyond Germany. In addition, eps’ presence in Romania will help us more rapidly develop our global offshore development and support capabilities. The aggregate purchase price for eps was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition.

On September 29, 2006, we completed the acquisition of P&H Solutions, Inc. (“P&H”). P&H is a leading provider of enterprise business banking solutions and complements our existing business. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired, approximately $73.3 million of which was financed by the Credit Agreement described in Note 8, “Debt” in the Notes to Consolidated Financial Statements, with the remaining cash of $60.4 million derived from the sale of investments. The acquisition of P&H will extend our wholesale payments solutions suite, provide us with an Application Software Provider (“ASP”)-based offering and allow us to distribute P&H’s solutions into international markets through our global distribution channel.

On February 7, 2007 we acquired Visual Web Solutions, Inc. Visual Web markets trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.

On April 2, 2007, we acquired Stratasoft Sdn. Bhd. Stratasoft is a Kuala Lumpur based company focused on the provision of mainframe-based payments systems to the Malaysian market. Prior to the acquisition, Stratasoft had been a distributor of our OCM24 product within the Malaysian market since 1995.

Assets of Businesses Transferred Under Contractual Arrangements

On September 29, 2006, we completed the sale of the eCourier and Workpoint product lines to PlaNet Group, Inc. We have retained rights to distribute these products as components of our electronic payments solutions. See Note 17, “Assets of Businesses Transferred Under Contractual Arrangements” in the Notes to Consolidated Financial Statements for further detail.

Products

ACI Worldwide software products perform a wide range of functions designed to facilitate electronic payments. Generally, our products address three primary market segments:

•       Retail banking, including debit and credit card issuers

•       Wholesale banking, including corporate cash management and treasury management operations

•       Retailers

In addition, we market our solutions to third-party electronic payment processors, who serve all three of the above market segments. We also offer solutions that are not industry-specific, and are used by customers in a wide range of industries to address needs for systems connectivity, data synchronization, testing and simulation and systems monitoring.

We offer five primary software product lines:

•       Retail Payment Engines

•       Risk Management

•       Payments Management

•       Wholesale Payments

•       Cross Industry Solutions

See Note 13, “Segment Information” in the Notes to Consolidated Financial Statements for further detail.

An overview of major software products within these software product lines follows:

Retail Payment Engines

Generally, our Retail Payment Engines are designed to route electronic payment transactions from transaction generators to the acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer a range of retail payment engine solutions, as follows:

•       BASE24.   BASE24 is an integrated family of software products marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24 offers a broad range of features and functions for electronic payment processing. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and POS terminals, over 50 interchange interfaces, and various authentication, authorization and reporting options. The majority of ACI Worldwide’s revenues were derived from licensing the BASE24 family of products and providing related services and maintenance.

The BASE24 product line operates exclusively on Hewlett-Packard (“HP”) NonStop servers. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop technology are important characteristics in high volume, 24-hour per day electronic payment systems.

•       BASE24-eps (formerly called BASE24-es).   BASE24-eps is an integrated electronic payments processing product that supports similar features as BASE24, but uses a more modern set of technologies and architecture. BASE24-eps uses an object-based architecture and languages such as C++ and Java to offer a more flexible, open architecture for the processing of a wide range of electronic payment transactions. BASE24-eps also uses a scripting language to improve overall transaction processing flexibility and improve time to market for new services, reducing the need for traditional systems modifications. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors, and it represents the future platform to which current BASE24, ON/2, OpeN/2, and AS/X customers are expected to migrate over time. BASE24-eps, which operates on International Business Machines (“IBM”) zSeries, IBM pSeries, HP NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

•       ACI Retail Commerce Server (formerly called WINPAY24).   The Retail Commerce Server is an integrated suite of electronic payments products that facilitates a broad range of capabilities, specifically focused on retailers. These capabilities include debit and credit card processing, automated clearing house (“ACH”) processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform.

•       NET24.   NET24 is a message-oriented middleware product that acts as the layer of software that manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. The NET24 product operates exclusively on the HP NonStop platform, and represents the middleware product on which BASE24 and BASE24-eps operate when deployed on HP NonStop servers. NET24 supports process management, network communications, systems configuration and management, and asynchronous messaging.

•       ON/2.   ON/2, a product acquired in the S2 asset acquisition, is an integrated electronic payments processing system, exclusively designed for the Stratus VOS operating environment. It authenticates, authorizes, routes and switches transactions generated at ATM’s and merchant POS sites.

•       OpeN/2.   OpeN/2, a product acquired in the S2 asset acquisition, is an integrated electronic payments processing system, designed for open-systems environments such as Windows, UNIX and Linux. It offers a wide range of electronic payments processing capabilities for financial institutions, retailers and electronic payment processors.

•       AS/X.   AS/X, a product acquired in the eps acquisition, is an integrated electronic payments processing system designed for open-systems environments such as UNIX. It supports a wide range of electronic payments processing capabilities for financial institutions and electronic payment processors in Germany and Switzerland.

During fiscal 2006, 2005 and 2004, approximately 57%, 57% and 59%, respectively, of our total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product.

Risk Management

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

Payments Management

ACI Payments Management Solutions.   Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing, card management and card statement products, merchant accounting applications, and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores e-payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on IBM zSeries, IBM pSeries, HP NonStop, Sun Solaris and Microsoft Windows servers.

•       ACI Payments Manager (“PM”).   PM is an integrated, modular software solution that automates the processing, settlement and reconciliation of electronic transactions, as well as provides plastic card issuance and account management. Payments Manager’s primary focus is to enable efficient back-office management through cost reductions and streamlined daily operations. The solution accesses a central transaction database that can be updated in batch or near-real time from the payment engine. Payments Manager integrates all transaction and processing data for transaction analysis, settlement processing, and card account and customer data. Application functions are accessed via the ACI desktop environment, an integrated graphical presentation and development tool.

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

•       ACI Smart Chip Manager (“SCM”).   SCM supports the deployment of stored-value and other chip card applications used at smart card-enabled devices. The solution facilitates authorization of funds transfers from existing accounts to cards. It also leverages chip technology to enhance debit/credit card authentication and security. SCM supports Europay/Mastercard/VISA (“EMV”) standards for debit and credit card processing, and manages the complete lifecycle of the deployment of multi-function chip cards. In addition, SCM has been deployed in government identification environments, providing the core operating environment for multi-function electronic identification cards.

•       ACI Dispute Management System (“DMS”).   DMS provides issuers the ability to work retail discrepancies caused by processing errors, disputes, charge backs and fraud. Failure to comply with card association rules or government regulations can result in the loss of chargeback and representation rights or fines. ACI’s DMS runs through a Case Management work flow tracking disputes with debit and credit cards, EBT transactions, electronic banking and billpay, ACH, and network adjustments. An audit trail of operator actions ensures that staff members follow procedures. DMS also provides an interface to institutions’ general ledger and transaction processing systems, which saves time and ensures better audit trails. Because electronic banking disputes may be subject to governmental and internal audits, DMS stores all due dates and required customer notifications to maintain a complete historical file on each claim. Furthermore, users can create specific compliance reports.

Wholesale Payments

Our wholesale payments solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Our wholesale payments solutions include high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as the ACI Money Transfer System (“MTS”). The high value payments processing products, which produce the majority of revenues within the MTS solution set, are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The MTS product operates on IBM p-Series servers using the AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

ACI Enterprise Banker, acquired in the P&H acquisition, is a comprehensive internet-based business banking product for financial institutions, including banks, brokerage firms and credit units and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet.

Cross Industry Solutions

The market for our Cross Industry Solutions is comprised of large corporations, including financial institutions, telecommunication companies, retailers and other entities, with the need to move business data or financial information and process business transactions electronically over public and private communications networks. These companies typically have many different computing systems that were not originally designed to operate together, and they typically want to preserve their investments in existing mainframe computer systems.

Our Cross Industry Solutions comprise a suite of infrastructure software products that facilitate communication, data movement, transaction processing, systems monitoring and business process automation across incompatible computing systems that include mainframes, distributed computing networks and the Internet. The primary Company-owned software products within this suite are ICE, WebGate, SafeTGate, ENGUARD and DataWise. In addition, as part of the S2 acquisition, we acquired a product called Network Express and as part of the eps acquisition, we acquired a product called Asset. The primary third-party products distributed within this business unit are GoldenGate, VersaTest, SQLMagic and OpenNET/AO. ICE is a set of networking software products that allow applications running on the HP NonStop server to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. WebGate is a product suite that allows HP NonStop servers to communicate with applications using web-based technology. SafeTGate is a family of security solutions that work in conjunction with ICE and WebGate. GoldenGate and DataWise are transactional data management products that capture, route, enhance and apply transactions in real time across a wide variety of data sources, most commonly for business continuity and data integration. ENGUARD is a proactive monitoring, alarm and dispatching software tool. Network Express provides network communications and middleware capabilities to support legacy systems integration and connectivity. Asset is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing. SQLMagic is designed to improve system and database administration for HP NonStop servers. VersaTest provides online testing, simulation and support utilities for HP NonStop servers. OpenNET/AO provides policy-based management, monitoring and automation designed specifically for continuous availability of HP NonStop servers.

Third-Party Partners

We have two major types of third-party partners: strategic alliances where we work closely with industry leaders who drive key industry trends and mandates, and product partners, where we market or embed the products of other software companies.

Strategic alliances help us add value to our solutions, stay abreast of current market conditions, and extend our reach within our core markets. The following is a list of those companies with whom we have strategic alliances:

•       Hewlett-Packard Company

•       IBM Corporation

•       Sun Microsystems, Inc.

•       Stratus Technologies

•       Microsoft Corporation

•       Diebold, Incorporated

•       NCR Corporation

•       Wincor-Nixdorf

•       Visa International

•       MasterCard International Incorporated

•       Oracle Corporation

Product partner relationships extend our product portfolio, improve our ability to get our solutions to market rapidly and enhance our ability to deliver market-leading solutions. We share revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant us the right to distribute or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

•       GoldenGate, Inc.

•       Merlon Software Corporation

•       Ascert, LLC

•       Gresham Computing, PLC

•       Allen Systems Group, Inc.

•       ESQ Business Services, Inc.

•       ACE Software Solutions, Inc.

•       Faircom Corporation

•       Paragon Application Systems, Inc.

•       Financial Software and Services, PTT

•       IBM Corporation

•       CB.Net Ltd.

•       Side International S.A.

•       eClassic Systems

•       RDM Corporation

•       Intuit, Inc.

•       Vasco Data Security

•       NCR Corporation

•       Online Banking Solutions

•       Metatomix Inc.

•       PlaNet Group, Inc.

Services

We offer our customers a wide range of professional services, including analysis, design, development, implementation, integration and training. We have service professionals within each of our three geographic regions who generally perform the majority of the work associated with installing and integrating our software products, rather than relying on third-party systems integrators. Our service professionals have extensive experience performing such installation and integration services for clients operating on a range of computing platforms. We offer the following types of services for our customers:

•       Technical Services.   The majority of our technical services are provided to customers who have licensed one or more of our software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced on a weekly basis according to the level of technical expertise required and the duration of the project.

•       Project Management.   We offer a Project Management and Implementation Plan (“PMIP”) which provides customers with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. We offer additional services, if required, on a fee basis. PMIPs are offered for a fee that varies based on the level and quantity of included support services.

•       Facilities Management.   We offer facilities management services whereby we operate a customer’s electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

•       ACI On Demand.   We will offer a service whereby we will host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management and online banking products. Each customer gets a unique image of the system that can be tailored to meet their needs. The product will generally be located on facilities and hardware that we provide. Pricing and payment terms will depend on which solutions the customer requires and their transaction volumes. Generally, customers will be required to commit to a minimum contract of three to five years.

Customer Support

We provide our customers with product support that is available 24 hours a day, seven days a week. If requested by a customer, the product support group can remotely access that customer’s systems on a real-time basis. This allows the product support groups to help diagnose and correct problems to enhance the continuous availability of a customer’s business-critical systems. We offer our customers both a general maintenance plan and an extended service option.

•       General Maintenance.   After software installation and project completion, we provide maintenance services to customers for a monthly fee. Maintenance services include:

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

•        Answer questions and resolve problems related to CSM code

•        Maintain a detailed CSM history

•        Monitor customer problems on HELP24 hotline database on a priority basis

•        Supply on-site support, available upon demand

•        Perform an annual system review

We provide new releases of our products on a periodic basis. New releases of our products, which often contain product enhancements, are typically provided at no additional fee for customers under maintenance agreements. Agreements with our customers permit us to charge for substantial product enhancements that are not provided as part of the maintenance agreement.

Competition

The electronic payments market is highly competitive and subject to rapid change. Competitive factors affecting the market for our products and services include product features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

Our competitors vary by product line, geography and market segment. Generally, our most significant competition comes from in-house information technology departments of existing and potential customers, as well as third-party electronic payments processors (some of whom are ACI Worldwide customers). Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. Key competitors by product line include the following:

Retail Payment Engines

The principal third-party software competitors for the Retail Payment Engines product line are eFunds Corporation and S1 Corporation, as well as small, regionally-focused companies such as OpenWay, Distra Pty Ltd. and CTL, Ltd. Primary electronic payment processing competitors in this area include global entities such as First Data Corporation, Fiserv, Metavante, Euronet, Visa and Mastercard, as well as regional or country-specific processors.

Risk Management

Principal competitors for the Risk Management product line are Fair Isaac, Retail Decisions, Mantas, SearchSpace, Americas Software and Visa DPS, as well as dozens of smaller companies focused on niches of this segment such as Anti-Money Laundering.

Payments Management

Principal competitors for our Payments Management product line are eFunds, Baldwin Hacket and Meeks, Inc. and Bell ID.

Wholesale Payments

Principal competitors for our Wholesale Payments product line are Fundtech Ltd, LogicaCMG plc, Tieto Enator, Clear2Pay, Dovetail, Bankserv, SWIFT, Intuit Corporation, S1 Corporation, Metavante, Checkfree and a number of core banking processors.

Cross Industry Solutions

The principal competitor for our Cross Industry Solutions product line is Hewlett-Packard Co, as well as dozens of small, niche-focused competitors.

As markets continue to evolve in the electronic payments, risk management and smartcard sectors, we may encounter new competitors for our products and services. As electronic payment transaction volumes increase and banks face price competition, third-party processors may become stronger competition in our efforts to market our solutions to smaller financial institutions. In the larger financial institution market, we believe that third-party processors may be less competitive since large institutions attempt to differentiate their electronic payment product offerings from their competition, and are more likely to develop or continue to support their own internally-developed solutions or use third-party software packages such as those offered by us.

Research and Development

Our product development efforts focus on new products and improved versions of existing products. We facilitate user group meetings. The user groups are generally organized geographically or by product lines. The groups help us determine our product strategy, development plans and aspects of customer support. We believe that the timely development of new applications and enhancements is essential to maintain our competitive position in the market.

In developing new products, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with interchange vendors, such as MasterCard and Visa, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as Hewlett-Packard Company, IBM Corporation, Microsoft Corporation, Sun Microsystems, Inc. and Stratus Technologies, Inc. to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

Our total research and development expenses during fiscal 2006, 2005 and 2004 were $40.8 million, $39.7 million and $38.0 million, or 11.7%, 12.7% and 13.0% of total revenues, respectively.

We develop new and enhanced versions of products in a number of product development locations. We have recently added product development facilities in Romania and Ireland to augment existing development staff and in anticipation of future personnel resource requirements to meet the needs of our product development efforts. We currently anticipate that these facilities will expanded to between 100 and 200 personnel within the next two years.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of September 30, 2006, our customers include 116 of the 500 largest banks in the world, as measured by asset size, and 33 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2006, we had 822 customers in 83 countries on six continents. Of this total, 452 are in the Americas region, 212 are in the EMEA region and 158 are in the Asia/Pacific region. No single customer accounted for more than 10% of our consolidated revenues during fiscal 2006, 2005 or 2004.

Selling and Marketing

Our primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, we use distributors and sales agents to supplement our direct sales force in countries where business practices or customs make it appropriate, or where it is more economical to do so. We generate a majority of our sales leads through existing relationships with vendors, direct marketing programs, customers and prospects, or through referrals.

Key international distributors and sales agents for us during fiscal 2006 included:

•       PTESA (Colombia)

•       PTESAVEN (Venezuela)

•       North Data (Uruguay)

•       Hewlett-Packard Peru (Peru)

•       P.T. Abhimata Persada (Indonesia)

•       Financial Software and Systems, Ltd. (India)

•       HP Philippines (Philippines)

•       Korea Computer, Inc. (Korea)

•       DataOne Asia Co. Ltd (Thailand)

•       Syscom (Taiwan and China)

•       Stratasoft Sdn Bhd (Malaysia)

To date during fiscal 2007, we have terminated three of the above distribution relationships and established a direct distribution model in certain markets in the Asia-Pacific region. In January 2007, we gave notice of our intent to terminate certain distribution agreements with Financial Software and Systems, Ltd. which will become effective in July 2007.

In addition, in connection with the establishment of a direct presence in the Philippine Islands, we terminated our distribution relationship with HP Philippines effective March 31, 2007. Also, on April 2, 2007, we acquired Stratasoft Sdn. Bhd., a distributor of our OCM 24 product within the Malaysian market, and effective upon the acquisition, our distribution relationship with Stratasoft ceased.

We distribute the products of other vendors as complements to our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales office in Omaha, we also have sales offices located outside the United States in Athens, Bahrain, Buenos Aires, Dubai Internet City, Frankfurt, Gouda, Johannesburg, Madrid, Melbourne, Mexico City, Milan, Moscow, Naples, Paris, Riyadh, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, and Watford.

Proprietary Rights and Licenses

We rely on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect our proprietary rights. We distribute our software products under software license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers, specified locations and/or specified capacity, and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. We also seek to protect the source code of our software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of our software products and technology will not occur.

In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. However, we typically are not involved in the development process used by these third parties. Our rights to those third-party products and the associated intellectual property rights are limited by the terms of the contractual agreement between us and the respective third-party.

Although we believe that our owned and licensed intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us. Further, there can be no assurance that intellectual property protection will be available for our products in all foreign countries.

Like many companies in the electronic commerce and other high-tech industries, third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to us and our customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Third parties may also claim that the third-party’s intellectual property rights are being infringed by our customers’ use of a business process method which utilizes products in conjunction with other products, which could result in indemnification claims against us by customers. Any claim against us, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require us to enter into royalty or licensing agreements or pay amounts in settlement, or require us to develop alternative non-infringing technology. We could also be required to defend or indemnify our customers against such claims. A successful claim by a third-party of intellectual property infringement by us or one of our customers could compel us to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products and incur additional costs to develop alternative non-infringing technology.

Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 13, “Segment Information” in the Notes to Consolidated Financial Statements.

Employees

As of September 30, 2006, we had a total of approximately 1,960 employees of whom 403 were in the Americas channel, 82 were in the Asia/Pacific channel, and 329 were in the EMEA channel. In addition, we had 905 employees in product development functions and 241 employees in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations, internal audit and facility operations, providing supporting services to each of the regions.

None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.tsainc.com as soon as reasonably practicable after we file such information electronically with the Securities and Exchange Commission (“SEC”). As disclosed in our Current Report on Form 8-K filed October 27, 2006, our Board of Directors concluded, after consultation with management, that based on the Audit Committee’s preliminary findings related to our historic stock option granting practices, our financial statements and all earnings releases and similar communications issued by us relating to financial periods since 1995 should not be relied upon. The restated financial statements included within this fiscal 2006 10-K address all of the issues related to these prior financial periods. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.   RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Common Stock

We operate in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

We may face risks related to the restatement of our financial statements.

We restated our consolidated financial statements, as more fully discussed in Item 8. Financial Statements and Supplementary Data under Note 2 “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this 2006 10-K. We restated our consolidated balance sheet as of September 30, 2005, and our consolidated statements of operations, our consolidated statements of stockholders’ equity and comprehensive income and consolidated statements of cash flows for each of the years ended September 30, 2005 and 2004. In addition, we restated selected financial data for fiscal years 2004, 2003 and 2002.

Companies that restate their financial statements sometimes face litigation claims and/or SEC proceedings following such a restatement. We could face monetary judgments, penalties or other sanctions which could adversely affect our financial condition and could cause our stock price to decline. Additionally, we estimate that we will incur approximately $6 million to $7 million of expense, primarily professional fees, related to the historical stock option review and management analysis, substantially all of which was or will be expensed in the first ($3 million) and second ($3 million) quarters of fiscal 2007, and the remainder thereafter. In addition to the approximate $6 million to $7 million of expense incurred, we estimate that we will incur cash outlays of approximately $7 million for the settlement of vested options that optionees are or were unable to exercise due to the option review and which would otherwise expire. The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to our becoming current on our quarterly financial statements as well as the stock price used to calculate any settlement amount. In most cases, these settlements reduced our additional paid-in capital balance and reduced our fully diluted outstanding shares. While we do not believe that the restatements or the costs of the review have or will have a material adverse effect on our financial condition or future prospects, no assurance can be given that additional expense or legal claims will not arise in the future.

While we believe we have made appropriate judgments in determining the financial and tax impacts of the historic stock option practices, we cannot provide assurance that the SEC or the IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments, and such disagreement results in material changes to our historical financial statements, we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

We have postponed the filing of this 2006 10-K and of our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007. As a result, we do not have current financial information available and will be limited in our ability to register our securities for offer and sale until we are deemed a current filer with the SEC.

As a result of the delayed filing of this 2006 10-K and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007, there is a lack of current publicly-available financial information concerning us. Investors must evaluate whether to purchase or sell our securities in light of the lack of current financial information. We are not in a position to predict at what date all current financial information will be available. Accordingly, any investment in our securities involves a high degree of risk. Until all current periodic reports and financial statements are filed, we will be precluded from registering our securities with the SEC for offer and sale. This precludes us from raising debt or equity financing in the public markets and will limit our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

As a result of the delays in filing our periodic reports, we required certain extensions in connection with the delivery of financial statements and related matters under financing arrangements for our bank debt. We may require additional extensions in the future, and failure to obtain the necessary extensions could have a material adverse effect on our business, liquidity and financial condition.

We have previously obtained certain extensions and may continue to seek additional extensions under our credit facilities.  The extensions waive certain potential breaches of representations and covenants under our credit facilities and establish the extended deadlines for the delivery of certain financial reports. Our current extensions under the credit facilities expire on May 16, 2007 for our annual financial statements, the extensions for our quarterly financial statements for the fiscal quarter ended December 31, 2006 expire the earlier of (i) 45 days after delivery of our annual financial statements, and (ii) July 2, 2007, and the extensions for our quarterly financial statements for the fiscal quarter ended March 31, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended December 31, 2006, and (ii) August 16, 2007 and the extensions for our quarterly financial statements for the fiscal quarter ended June  30, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended March 31, 2007, and (ii) October 1, 2007.  We may not be able to deliver our quarterly financial statements for the first quarter of fiscal 2007 within the extended period, which may impact whether we are able to file our quarterly results for the second and third quarters of fiscal 2007 within the extended periods, and therefore, we may seek additional extensions under the credit facilities.

Under our credit facilities, the lenders have the right to notify us if they believe we have breached a representation or covenant under the operative debt instruments and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default or obtain necessary extensions. If we do not cure the events of default or obtain necessary extensions within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our bank loan agreements could trigger cross-default provisions under those and other arrangements. There can be no assurance that any additional extensions will be received on a timely basis, if at all, or that any extensions obtained, including the extensions we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such extensions could have a material adverse effect on our business, liquidity and financial condition.

The delay in filing this 2006 10-K on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 with the SEC and any failure to satisfy other NASDAQ listing requirements could cause the NASDAQ to commence suspension or delisting procedures with respect to our common stock.

As a result of the delay in filing this annual report, we were in breach of certain continued listing requirements of the NASDAQ. We have received from the NASDAQ an additional period in which to trade our securities until July 2, 2007 in order for us to file this annual report and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 before that date. If we do not file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 by such date or fail to satisfy other NASDAQ listing requirements, including the timely filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, if not waived by the NASDAQ, NASDAQ could commence suspension or delisting procedures with respect to our common stock. The commencement of any suspension or delisting procedures by the NASDAQ remains, at all times, at the discretion of the NASDAQ and would be publicly announced by the NASDAQ. The delisting of our common stock from NASDAQ may have a material adverse effect on us by, among other things, limiting:

•       the liquidity of our common stock;

•       the market price of our common stock;

•       the number of institutional and other investors that will consider investing in our common stock;

•       the availability of information concerning the trading prices and volume of our common stock;

•       the number of broker-dealers willing to execute trades in shares of our common stock; and

•       our ability to obtain equity financing for the continuation of our operations.

Our performance could be materially adversely affected by a general economic downturn or lessening demand in the software sector.

Our financial condition depends on the health of the general economy as well as the software sector. Our revenue and profits are driven by demand for our products and services. A lessening demand in either the overall economy or the software sector could lead to a material decrease in our future revenues and earnings.

The software market is a highly competitive industry, and we may not be able to compete effectively.

The software market evolves quickly and is highly competitive. There is no assurance that we will be able to maintain our current market share or customer base. For instance, we may not be able to accurately predict future changes in our customers’ needs and our competitors may develop new technologies or products that lessen demand for our products or make our products obsolete. Increased competition in the software sector could lead to price reductions, reduced profits, or loss of market share.

Management’s backlog estimate may not be accurate and may not generate the predicted revenues.

Estimates of future financial results are inherently unreliable. Our backlog estimates are based on management’s assessment of the customer contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period. A number of factors could result in actual revenues being less than the amounts reflected in backlog. Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts. Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period.

We may face exposure to unknown tax liabilities, which could adversely affect our financial condition and/or results of operations.

We are subject to income and non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax liabilities and other tax liabilities. In addition, we expect to continue to benefit from implemented tax-saving strategies. We believe that these tax-saving strategies comply with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law and successfully challenge any of our tax positions, our financial condition and/or results of operations could be adversely affected.

Two of our foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept our tax positions. We believe our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect our financial condition and/or results of operations.

Consolidation in the financial services industry may adversely impact the number of customers and our revenues in the future.

Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition, and results of operations. Our business is concentrated in the financial services industry, making us susceptible to a downturn in that industry. Consolidation activity among financial institutions has increased in recent years. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions could cause us to lose existing and potential customers for our products and services. For instance, consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of our products, our revenues would decline.

Our stock price may be volatile.

No assurance can be given that operating results will not vary from quarter to quarter, and past performance may not accurately predict future performance. Any fluctuations in quarterly operating results may result in volatility in our stock price. Our stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector, and changing market conditions in the software industry.

There are a number of risks associated with our international operations.

We have historically derived a majority of our revenues from international operations and anticipate continuing to do so. As a result, we are subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. Our exposures resulting from fluctuations in foreign currency exchange rates may change over time as our business evolves and could have an adverse impact on our financial condition and/or results of operations. We have not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes. Other potential risks include difficulties associated with staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, reduced protection of intellectual property rights, variability of foreign economic conditions, changing restrictions imposed by U.S. export laws, and general economic and political conditions in the countries where we sell our products and services.

One of our most strategic products, BASE24-eps could prove to be unsuccessful in the market.

Our BASE24-eps product is strategic for us, in that it is designated to help us win new accounts, replace legacy payments systems on multiple hardware platforms and help us transition our existing customers to a new, open-systems product architecture. Our business, financial condition and/or results of operations could be materially adversely affected if we are unable to generate adequate sales of BASE24-eps, if market acceptance of BASE24-eps is delayed, or if we are unable to successfully deploy BASE24-eps in production environments.

Our future profitability depends on demand for our products; lower demand in the future could adversely affect our business.

Our revenue and profitability depend on the overall demand for our products and services. Historically, a majority of our total revenues resulted from licensing our BASE24 product line and providing related services and maintenance. Any reduction in demand for, or increase in competition with respect to, the BASE24 product line could have a material adverse effect on our financial condition and/or results of operations.

We have historically derived a substantial portion of our revenues from licensing of software products that operate on Hewlett-Packard (“HP”) NonStop servers. Any reduction in demand for HP NonStop servers, or any change in strategy by HP related to support of its NonStop servers, could have a material adverse effect on our financial condition and/or results of operations.

Our software products may contain undetected errors or other defects, which could damage our reputation with customers, decrease profitability, and expose us to liability.

Our software products are complex. They may contain undetected errors or flaws when first introduced or as new versions are released. These undetected errors may result in loss of, or delay in, market acceptance of our products and a corresponding loss of sales or revenues. Customers depend upon our products for mission-critical applications, and these errors may hurt our reputation with customers. In addition, software product errors or failures could subject us to product liability, as well as performance and warranty claims, which could materially adversely affect our business, financial condition and/or results of operations.

Risks associated with future acquisitions and investments could materially adversely affect our business.

We may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. During fiscal 2006, we acquired eps and P&H. Any acquisition or investment, including the acquisitions of eps and P&H, is subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, difficulties in integrating acquisitions, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions could have a material adverse effect on our business, financial condition and/or results of operations. Correspondingly, our expectations related to the benefits related to the eps and P&H acquisitions or any other future acquisition or investment could be inaccurate.

We may be unable to protect our intellectual property and technology and may be subject to increasing litigation over our intellectual property rights.

To protect our proprietary rights in our intellectual property, we rely on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, we may not be able to adequately protect our proprietary rights, or our competitors may independently develop similar technology, duplicate products, or design around any rights we believe to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability to protect our proprietary rights could materially adversely affect us.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to us and our customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the electronic commerce field, the secrecy of some pending patents and the rapid issuance of new patents, it is not economical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Any claim against us, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require us to enter into royalty or licensing agreements or pay amounts in settlement, or require us to develop alternative non-infringing technology.

We anticipate that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that our present and future products infringe upon their intellectual property rights. Third parties may also claim, and we are aware that at least two parties have claimed on several occasions, that our customers’ use of a business process method which utilizes our products in conjunction with other products infringe on the third-party’s intellectual property rights. These third-party claims could lead to indemnification claims against us by our customers. Claims against our customers related to our products, whether or not meritorious, could harm our reputation and reduce demand for our products. Where indemnification claims are made by customers, resistance even to unmeritorious claims could damage the customer relationship. A successful claim by a third-party of intellectual property infringement by us or one of our customers could compel us to enter into costly royalty or license agreements, pay significant damages, or stop selling certain products and incur additional costs to develop alternative non-infringing technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could adversely affect our business.

Our exposure to risks associated with the use of intellectual property may be increased for third-party products distributed by us or as a result of acquisitions since we have a lower level of visibility, if any, into the development process with respect to such third-party products and acquired technology or the care taken to safeguard against infringement risks.

Our restructuring plan may not achieve expected efficiencies.

In October 2005, we announced a plan to restructure our organization because we believed that combining our three business units into a single operating unit would provide us with the best opportunities for focus, operating efficiency and strategic acquisition integration. This restructuring of our three business units into one operating unit is subject to a number of risks, including but not limited to diversion of management time and resources, disruption of our service to customers, and lack of familiarity with markets or products. We cannot assure investors that our expectation of savings expected to stem from the restructuring will be achieved.

We may become involved in litigation that could materially adversely affect our business financial condition and/or results of operations.

From time to time, we are involved in litigation relating to claims arising out of our operations. Any claims, with or without merit, could be time-consuming and result in costly litigation. Failure to successfully defend against these claims could result in a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Changes in the generally accepted accounting principles (GAAP) may have significant adverse effects on us.

From time to time, the Financial Standards Accounting Board (FASB) promulgates new accounting rules applicable to us. New accounting standards, revised interpretations or guidance regarding existing standards, or changes in our business practices could result in future changes to our revenue recognition or other accounting policies. These changes could also have a material adverse effect on our business, financial condition and/or results of operations.

Management has identified a number of material weaknesses in our internal control over financial reporting.

Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of our CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this 2006 10-K, management’s assessment of our internal control over financial reporting identified material weaknesses in various areas as discussed in Item 9A. Controls and Procedures. No assurance can be given that we will be able to successfully implement revised internal controls and procedures, if any, or that revised controls and procedures, if any, will be effective in remedying the potential material weakness in our prior controls and procedures, nor can we provide assurance that we will not identify additional material weaknesses the future. In addition, we may be required to hire additional employees to help implement these changes, and may experience higher than anticipated capital expenditures and operating expenses during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or if other material weaknesses develop and we are unable to effectively address these matters, there could be a material adverse effect on our business, financial condition and results of operations.

ITEM 2.   PROPERTIES

We lease office space in New York, New York for our corporate headquarters. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. The leases for our current Omaha-based facilities expire in fiscal 2008. We have contracted for new Omaha-based facilities to be first occupied at the end of 2008 and to continue through fiscal 2028. Our Europe/Middle East/Africa headquarters are located in Watford, England. The various leases for the Watford facilities expire in fiscal 2009 and 2017. Our Asia/Pacific headquarters are located in Sydney, Australia, with the lease for this facility expiring in fiscal 2011. We also lease office space in numerous other locations in the United States and in many other countries.

We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe that we will be able to renew leases as they expire or secure alternate suitable space. See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information regarding our obligations under our facilities leases.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. Other than as described below, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material adverse effect on our financial condition or results of operations.

Class Action Litigation.   In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against us and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint previously alleged that during the purported class period, we and the named defendants misrepresented our historical financial condition, results of operations and our future prospects, and failed to disclose facts that could have indicated an impending decline in our revenues. That Complaint also alleged that, prior to August 2002, the purported truth regarding our financial condition had not been disclosed to the market. We and the individual defendants initially filed a motion to dismiss the lawsuit. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, our former president and chief executive officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including us.

On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class of persons that purchased our common stock from January 21, 1999 through November 18, 2002.

On January 27, 2006, we and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs’ inability to establish loss causation with respect to a large portion of their claims. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System (“LDARS”). LDARS previously attempted to be named as lead plaintiff in the case. On July 5, 2006, the Magistrate denied LDARS’ motion to intervene, which LDARS appealed to the District Judge. That appeal has not yet been decided.

On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court’s granting lead plaintiff leave to file a Third Amended Complaint (“Third Complaint”), which it did on May 31, 2006. The Third Complaint alleges the same misrepresentations as described above, while simultaneously alleging that the purported truth about our financial condition was being disclosed throughout that time, commencing in April 1999. The Third Complaint seeks unspecified damages, interest, fees, and costs.

On June 14, 2006, we and the individual defendants filed a motion to dismiss the Third Complaint pursuant to Rules 8 and 12 of the Federal Rules of Civil Procedure. Lead Plaintiff opposed the motion. Prior to any ruling on the motion to dismiss, on November 7, 2006, the parties entered into a Stipulation of Settlement for purposes of settling all of the claims in the Class Action Litigation, with no admissions of wrongdoing by us or any individual defendant. The settlement provides for an aggregate cash payment of $24.5 million of which, net of insurance, we contributed approximately $8.5 million. The settlement was approved by the Court on March 2, 2007 and the Court ordered the case dismissed with prejudice against us and the individual defendants.

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing this order. We intend to respond to this appeal in accordance with the Court of Appeals’ orders and procedures.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol TSAI. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

Fiscal Year Ended September 30, 2006	High	Low
Fourth quarter	$42.37	$31.05
Third quarter	43.00	30.25
Second quarter	34.37	28.06
First quarter	30.67	24.91

Fiscal Year Ended September 30, 2005
Fourth quarter	$28.95	$24.44
Third quarter	25.15	20.28
Second quarter	24.34	17.55
First quarter	21.58	15.22

As of May 8, 2007, there were 237 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared nor paid cash dividends on our common stock. We do not presently anticipate paying cash dividends. However, any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2006	179,031	$36.33	179,031	$45,665,000
August 1 through August 31, 2006	162,990	$34.45	162,990	$40,050,000
September 1 through September 30, 2006	106,857	$33.18	106,857	$36,505,000
Total (1)	448,878	$34.90	448,878

(1)            In December 2004, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved program to $110.0 million. In February 2007, our Board of Directors approved another increase of

$100.0 million to the stock purchase program, bringing the total of the approved program to $210.0 million. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about us. Rule 10b5-1 allows us, through the independent broker, to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period two business days following our quarterly earnings release. During the fourth quarter of fiscal 2006, all shares were purchased in open-market transactions.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes included elsewhere in this 2006 10-K. The financial information below is not necessarily indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect the Company’s Future Results or the Market Price of our Common Stock.”

As explained in the “Explanatory Note” to this 2006 10-K, our consolidated balance sheet as of September 30, 2005 and the consolidated statements of operations for the fiscal years ended September 30, 2005 and 2004 have been restated to correct certain errors in the recognition of stock-based compensation expense relating to stock options granted in fiscal periods between 1995 and 2002. These errors resulted in additional non-cash stock-based compensation expense of $0.2 million, $0.5 million, $0.4 million, and $0.5 million for the years ended September 30, 2005, 2004, 2003 and 2002, respectively. The cumulative effect of the related after-tax charges for periods prior to 2002 was $12.2 million. The data for the consolidated balance sheets as of September 30, 2004, 2003 and 2002 and the consolidated statements of operations for the fiscal years ended September 30, 2003 and 2002 have been restated to reflect the impact of the stock-based compensation adjustments, but such restated data have not been audited and are derived from our books and records. We have also adjusted certain prior period financial statements to reflect other items. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this 2006 10-K.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by these adjustments. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2006 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(1)	Restated (2)	Restated (2)	Restated (4)	Restated (4)
	(in thousands, except per share amounts)
Income Statement Data:
Total Revenues	$347,902	$313,237	$292,784	$277,291	$284,667
Net income	$55,365	$43,099	$46,306	$14,057	$14,953
Earnings per share:
Basic	$1.48	$1.14	$1.25	$0.40	$0.42
Diluted	$1.45	$1.12	$1.21	$0.39	$0.42
Shares used in computing earnings per share:
Basic	37,369	37,682	37,001	35,558	35,326
Diluted	38,237	38,507	38,117	35,722	35,547

	As of September 30,
	2006	2005	2004	2003	2002
		Restated (2)	Restated (2)	Restated (4)	Restated (4)
	(in thousands)
Balance Sheet Data:
Working capital (3)	$67,932	$120,594	$124,088	$81,084	$49,466
Total assets (3)	$534,147	$363,700	$325,959	$264,405	$268,166
Current portion of debt	$—	$2,165	$7,027	$15,493	$18,444
Debt (long-term portion) (3)	$75,000	$154	$2,327	$9,444	$24,866
Stockholders’ equity	$267,212	$217,438	$187,462	$123,379	$103,873 (1)

(1)            We adopted FAS 123(R) using the modified prospective transition method.

(2)            See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in our Notes to Consolidated Financial Statements of this 2006 10-K.

(3)            On September 29, 2006, we acquired P&H Solutions, Inc. The aggregate purchase price for P&H was approximately $134 million, of which $73 million was financed by long-term debt.

(4)            The Selected Income Statement Data for 2003 and 2002 have been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K. As a result of these adjustments, net income was reduced by $0.3 million and $0.3 million for the years ended September 30, 2003 and 2002, respectively, as follows:

	For the fiscal year ended September 30, 2003				For the fiscal year ended September 30, 2002
	Previously Reported	Option Adjustments		As Restated	Previously Reported	Option Adjustments		As Restated
	(in thousands, except per share amounts)
Total Revenues	$277,291	$—		$277,291	$284,667	$—		$284,667
Net income	$14,325	$(268	) A	$14,057	$15,269	$(316	) A	$14,953
Earnings per share
Basic	$0.40	$(0.00	) A	$0.40	$0.43	$(0.01	) A	$0.42
Diluted	$0.40	$(0.01	) A	$0.39	$0.43	$(0.01	) A	$0.42
Weighted average shares outstanding
Basic	35,558	—		35,558	35,326	—		35,326
Diluted	35,707	15	A	35,722	35,572	(25	) A	35,547

A:               Adjusted for stock compensation expense and the tax provision associated with it pursuant to APB Opinion No. 25 and related interpretations.

	For the fiscal year ended September 30, 2004
	Previously Reported	Option Adjustments		Restated
	(in thousands)
Working Capital	$124,088	$—		$124,088

Total Assets	$325,458	$501	B	$325,959

Shareholders’ Equity	$186,961	$501	B	$187,462

	For the fiscal year ended September 30, 2003				For the fiscal year ended September 30, 2002
	Previously Reported	Option Adjustments		Restated	Previously Reported	Option Adjustments		Restated
	(in thousands)
Working Capital	$81,084	$—		$81,084	$49,466	$—		$49,466
Total Assets	$263,900	$505	B	$264,405	$267,151	$1,015	B	$268,166
Shareholders’ Equity	$122,874	$505	B	$123,379	$102,858	$1,015	B	$103,873

B:              Adjusted for stock compensation expense and the related income tax assets pursuant to APB Opinion No. 25 and related interpretations.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. As set forth in Note 9, “Corporate Restructuring and Other Reorganization Charges” of the Notes to Consolidated Financial Statements, at the beginning of fiscal 2006, we underwent a corporate reorganization, combining our products and services under the ACI Worldwide name.

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary will oversee remote software development operations in Romania and elsewhere, as well as manage certain of our intellectual property rights. We are forming a “ACI On Demand” group to develop new business and market-entry vehicles where we sell a service directly to end-user banks, retailers or processors. We also moved our principal executive offices to New York City in September 2006 to more strategically manage our global infrastructure.

Key trends that currently impact our strategies and operations include:

•       Increasing electronic payment transaction volumes.   Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. We recently commissioned an industry study that determined that electronic payment volumes are expected to grow at approximately 13% per year for the next five years, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•       Increasing competition.   The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

•       Aging payments software.   In many markets, electronic payments are processed using software developed by internal information technology departments, much of which was originally developed over ten years ago. Increasing transaction volumes, industry mandates and the overall costs of supporting these older technologies often serve to make these older systems obsolete, creating opportunities for us to replace this aging software with newer and more advanced products.

•       Adoption of open systems technology.   In an effort to leverage lower-cost computing technologies and current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies such as Windows, UNIX and Linux. Our continued investment in open systems technologies is, in part, designed to address this demand.

•       Electronic payments fraud and compliance.   As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

•       Adoption of smartcard technology.   In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The Europay/Mastercard/Visa (“EMV”) standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g. chip card readers in ATM’s and POS devices). We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

•       Single Euro Payments Area (“SEPA”) and Faster Payments Mandates.   The SEPA and Faster Payment initiatives, primarily focused on the European Economic Community and the United Kingdom, are designed to facilitate lower costs for cross-border payments and facilitate reduced timeframes for settling electronic payment transactions. Our retail and wholesale banking solutions provide key functions that help financial institutions address these mandated regulations.

•       Financial institution consolidation.   Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decide to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

•       Electronic payments convergence.   As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels and manage enterprise risk. Our reorganization was, in part, focused on this trend, by facilitating the delivery of integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the U.S. dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period.

We continue to seek ways to grow, through both organic sources and acquisitions. We continually look for potential acquisitions designed to improve our solutions’ breadth or provide access to new markets. As part of our acquisition strategy, we seek acquisition candidates that are strategic, capable of being integrated into our operating environment, and financially accretive to our financial performance.

We continue to evaluate strategies intended to improve our overall effective tax rate. Our degree of success in this regard and related acceptance by taxing authorities of tax positions taken, as well as changes to tax laws in the United States and in various foreign jurisdictions, could cause our effective tax rate to fluctuate from period to period. During the third quarter of fiscal 2006, we began to manage certain intellectual property rights from our Irish subsidiary as part of our overall globalization strategy. We expect these globalization efforts to result in future improvements in profitability and reductions in our overall effective tax rate.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We initiated a review of our historic stock option granting practices following general public reports about option granting issues among public companies. The review was self-initiated and not prompted by any inquiry from a regulatory body, a “whistleblower” or other source. On October 27, 2006, we announced the voluntary internal review (“the review”). The review was conducted by the audit committee of our board of directors (the board) with the assistance of independent counsel and forensic accountants. On March 16, 2007, we publicly announced the completion and key results of the review, which are set forth in the Form 8-K filed with the SEC on that date.

The independent counsel and its forensic accountants reviewed paper files, e-mails and electronic files; conducted interviews with current and former members of the board’s compensation committee, current and former directors, officers, employees and advisors; and conducted an extensive analysis of facts and circumstances related to all stock option grants made from the date of our IPO in 1995 to 2006.

In the course of the review, measurement date errors were noted. We applied the accounting standards then in effect to determine, for every grant, the proper measurement dates. As a result, we have restated our prior period financial statements to account for any stock based compensation charges associated with the revised measurement dates. Accordingly, in this report, additional non-cash compensation expense and related tax effects are recorded over the relevant option service periods.

We previously applied APB Opinion No. 25, and its related Interpretations and provided the required pro forma disclosures under SFAS No. 123 through the fiscal year ended September 30, 2005. APB Opinion No. 25, and its related interpretations required stock based compensation expense to be recognized for any stock option for which the exercise price was below the market price on the applicable measurement date, and expense to be recognized over the service period of the stock option. The measurement date, as defined by APB Opinion No. 25, is the first date on which both (1) the number of stock options that an individual employee is entitled to receive and (2) the exercise price, if any, are established.

During the period from the IPO in 1995 through 2002, we issued a total of approximately 8.8 million stock options. Major classifications of the options granted during this time were: broad-based grants to employees excluding the CEO and CFO (5.2 million stock options); CEO and CFO grants (1.4 million stock options); 1997 Management Plan excluding the CEO and CFO (0.8 million stock options); employee recognition awards (0.2 million stock options); non-employee director grants (0.2 million stock options). The remaining grants relate to employee hiring and promotions. Approximately 92%, or 8.1 million of the stock options granted in this period, were granted pursuant to 18 large grants and the remainder was granted pursuant to approximately 360 small grants.

Broad-Based Annual Grants to Employees Excluding the CEO and CFO — Approximately 5.2 million of the 8.8 million stock options issued during this period were issued pursuant to seven awards to over 2,000 employees, excluding options granted to the CEO and CFO. Prior to 2003, based upon formal board action and informal consultations with board members, the CEO and CFO believed they had been delegated authority to carry out the employee option granting process. Generally, the CEO approved the numbers of options and recipients, while the CFO set the grant date, which determined the exercise price.

For these grants, the review identified that the Compensation Committee and the CEO typically discussed the general allocation of stock options prior to the grant. The stock option granting process then included gathering recommendations from division level managers for the allocation of options within those divisions. When the proposed stock option lists were submitted by the manager, they were reviewed and approved by the CEO or CFO. This process typically continued beyond the original grant date. Generally, the investigation identified evidence of an approval of the list by the CEO or the CFO and the determination of the exercise price by the CFO. In many instances, the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the original grant date.

Based on all available evidence, we typically determined that the appropriate measurement date for these grants was the later of the following two dates: (a) the date on which evidence indicated that a communication to or from our former CEOs or CFOs approves a particular list (evidencing finality of that list) or (b) the date on which the price of the options was determined by the CFO with finality. Where information was not available to evidence either (a) or (b) above, we determined the appropriate measurement date to be the date on which, based upon all available evidence, the granting process was completed with finality. In most of those instances, we determined the measurement date to be when the grant was entered into our stock option software. Where changes were noted subsequent to the date a list appeared to be substantially complete, we determined, based on best available evidence, whether the changes constituted an extension of the option-granting process for the entire list or for the specific changes noted.

Option Exchange Program — On August 29, 2001, 1.95 million outstanding stock options were cancelled by us pursuant to a previously announced exchange program. On March 4, 2002, 1.82 million options (included in the 5.2 million of Annual Broad Based awards) were issued in replacement of these cancelled options. The difference between the number of cancelled options and the number of replacement options was due to employee departures between August 29, 2001 and March 4, 2002. The review indicated that the measurement date with respect to the March 4, 2002 options was the same as the original grant date. As a result, no compensation charge related to substantially all of the replacement options was required. We did determine that options for three individuals were cancelled after August 29, 2001 which resulted in variable plan accounting for the respective replacement awards granted on March 4, 2002, as the lapsed period between the cancellation and replacement awards was not sufficient to permit the replacement options to be considered new grants.

Under APB Opinion No. 25 and FASB Interpretation Number 44 (“FIN 44”), Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, the cancellation of options other than for non-performance of termination of employment, requires that any unamortized stock based compensation expense associated with the cancelled options be recognized in the period in which the cancellation occurs. Based on changes to measurement dates for grants prior to the August 29, 2001 cancellation that remained unvested, we were required to record the unrecognized compensation expense of approximately $2.1 million associated with the cancelled stock options on August 29, 2001.

CEO and CFO Grants — Approximately 1.4 million of the 8.8 million options issued during this period were granted to the then CEOs and CFOs. While approving grant awards to other employees, the CEO and CFO granted options to themselves. Given the role the CEO and CFO played in the options granting process, we have determined that the appropriate measurement date for options issued to the former CEOs and CFOs was the date on which the Board or Compensation Committee took action to ratify their grants, except for the 1997 Management Plan Grants noted below. Also, as noted above, in many instances, the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the original grant date. The change in measurement dates for these grants resulted in an additional compensation charge of approximately $2.9 million.

1997 Management Plan Grants — In March and April 1997, we issued approximately 0.8 million options to certain members of management, excluding options granted to the CEO and CFO. The terms of the 1997 Option Plan included that the grantees accept the options and pay $3 for each option. Based on the acceptance provision, we have determined the appropriate measurement dates to be the date on which the grantee accepted the offer to purchase the options. In the few situations where we did not have evidence of acceptance by or payment from the grantee, we utilized best available evidence for the determination of a measurement date. Based on the Compensation Committee’s consideration of this plan and anticipated grants to the CEO and the CFO prior to the acceptance of their awards, we determined that the acceptance criteria should also be used in determining the measurement dates for the CEO and CFO. The change in measurement dates for these grants resulted in an additional compensation charge of approximately $0.2 million.

Employee Recognition Awards — Approximately 0.2 million of the 8.8 million options issued during this period were granted as part of our “President’s Awards” program. In these grants, managers were given an annual allotment based on CEO and CFO discussions with the Board. The allocation process typically continued beyond the original grant date. Also, as noted above, in many instances, the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the original grant date. The change in measurement dates for these grants resulted in an additional charge of approximately $0.2 million.

We have determined that the appropriate measurement date for these awards was the later of the following two dates: (a) the date on which evidence indicated that our former CEOs or CFOs approved a particular list (evidencing finality of that list) or (b) the date on which the price of the options was determined by the CFO with finality. Where definitive information was not available to evidence either (a) or (b), we determined the appropriate measurement date to be the date on which, based upon all available evidence, the granting process was completed with finality. In most of those instances, we determined the measurement date to be when the grant was entered into our stock option software.  Where changes were noted subsequent to the date a list appeared to be substantially complete, we determined, based on best available evidence, whether the changes constituted an extension of the option-granting process for the entire list or for the specific changes noted.

Non-Employee director grants — Non-Employee Directors generally received automatic option grants pursuant to the 1996, 2000 and 2002 Directors Option Plans based on their initial election to the board, on the anniversary thereof, and other designated dates thereafter, as specified in the plans. Management has determined that the measurement dates related to the Non-Employee Directors followed the provisions of the plans and their exercise price was the date the Director was initially elected to the board and the anniversary dates thereafter. Accordingly, no compensation expense has been recognized for these awards.

For certain of the plans above, compensation expense was also recognized as a result of modifications that resulted in new measurement dates that were made to certain employee option grant awards in connection with termination agreements from fiscal 1995 through April 30, 2001, including acceleration of vesting for unvested options and extensions of exercise periods for vested options. Compensation expense for these modifications was recorded during the relevant periods. In almost all cases, no substantial services were rendered by the terminated employees. As a result, substantially all of the incremental compensation expense from these modifications was recognized in the period of the termination. The total compensation charge for these modifications from fiscal 1995 through April 30, 2001 was approximately $2.2 million.

While we believe we have made appropriate judgments in determining the financial and tax impacts of our historic stock option practices, we cannot provide assurance that the SEC or the IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments, and such disagreement results in material changes to the historical financial statements, we may have to further restate the prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

The cumulative pretax incremental stock compensation expense recognized by us for these errors (as described above) is approximately $18.0 million for fiscal years 1995 through 2003. The cumulative after tax amount for these fiscal years is $12.8 million.

The pretax incremental stock compensation expense recognized by us for these errors (as described above) in 2005 and 2004 is $0.2 million and $0.5 million, respectively and related after tax impact for these years was $0.1 million and $0.4 million, respectively.

The balance sheet impact of the errors, which resulted in an increase to deferred tax assets, was $0.3 million at September 30, 2005.

We utilized all available evidence from the review to determine the revised measurement dates noted above which required a significant amount of judgment. Based on the judgment required, in many cases, we considered potential alternative measurement dates. Typically, these were rejected as we determined that the best available evidence supported the selected measurement dates. As part of the consideration of potential alternative dates, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under APB Opinion No. 25 (the “Inside Date”) and (2) a date which was defined as the next possible date that met all the conditions that constitute a measurement date under APB Opinion No. 25 after the selected measurement date (the “Outside Date”).

In light of the significant judgment used, alternate measurement date selections to those identified by us could have resulted in different stock compensation charges than those recorded in the restatement. Based on all available evidence and applying the lowest and highest trading prices of our common stock between alternative dates for the majority of applicable grants, the total cumulative pre-tax, non-cash, stock compensation charge that could alternatively have been recognized by us ranged from approximately $12 million to $27 million for the fiscal periods 1995 through 2005.

We utilized all available evidence from the review to determine the revised measurement dates noted above. This process required a significant amount of judgment. In light of the significant judgment used, alternate approaches to those used by us could have resulted in different stock compensation charges than those recorded in the restatement.

We estimate that we will incur approximately $6 million to $7 million of expense, primarily professional fees, related to the historical stock option review and management analysis, substantially all of which was or will be expensed in the first ($3 million) and second ($3 million) quarters of fiscal 2007 and the remainder thereafter. In addition to the approximate $6 million to $7 million of expense incurred, we estimate that we will incur cash outlays of approximately $7 million for the settlement of vested options that optionees are or were unable to exercise due to the option review and which would otherwise expire. The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to the Company becoming current on its quarterly financial statements as well as the stock price used to calculate any settlement amount. In most cases, these settlements reduced our additional paid-in capital balance and reduced our fully diluted outstanding shares.

Acquisitions

On July 29, 2005, we acquired the business of S2 Systems, Inc. (“S2”) through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to our target markets. In addition to its operations in the United States, S2 had a significant presence in the Middle East, Europe, Latin America, and the Asia/Pacific region, generating nearly half of its revenue from international markets.

On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG (“eps”), headquartered in Frankfurt, Germany. The acquisition of eps occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. eps, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps will provide us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps’ testing and dispute management solutions into markets beyond Germany. In addition, eps’ presence in Romania will help us more rapidly develop our global offshore development and support capabilities. The aggregate purchase price for eps was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition.

On September 29, 2006, we completed the acquisition of P&H Solutions, Inc. (“P&H”). P&H is a leading provider of enterprise business banking solutions and provides a complement to our existing revenue producing activities. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired, approximately $73.3 million of which was financed by the Credit Agreement described in Note 8, “Debt” in the Notes to Consolidated Financial Statements, with the remaining cash of $60.4 million derived from the sale of investments The acquisition of P&H will extend our wholesale payments solutions suite, provide us with an Application Software Provider (“ASP”)-based offering and allow us to distribute P&H’s solutions into international markets through our global distribution channel.

On February 7, 2007, we acquired Visual Web Solutions, Inc. Visual Web markets trade finance and web-based cash management solutions, primarily to financial institutions in the Asia-Pacific region.

On April 2, 2007, we acquired Stratasoft Sdn. Bhd. Stratasoft is a Kuala Lumpur based company focused on the provision of mainframe based payments systems to the Malaysian market. Prior to the acquisition, Stratasoft had been a distributor of our OCM 24 product within the Malaysian market since 1995.

Assets of Businesses Transferred Under Contractual Arrangements

On September 29, 2006, we completed the sale of the eCourier and Workpoint product lines to PlaNet Group, Inc. We retained rights to distribute these products as components of our electronic payments solutions. See Note 17, “Assets of Businesses Transferred Under Contractual Arrangements” in the Notes to Consolidated Financial Statements for further detail.

Backlog

Included in backlog are all software license fees, maintenance fees and services specified in executed contracts, as well as revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period. We have historically included assumed renewals in backlog based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

Our 60-month backlog represents expected revenues from existing customers using the following key assumptions:

•       Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

•       License and facilities management arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

•       Non-recurring license arrangements are assumed to renew as recurring revenue streams.

•       Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

•       Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog, the following items are specifically not taken into account:

•       Anticipated increases in transaction volumes in customer systems.

•       Optional annual uplifts or inflationary increases in recurring fees.

•       Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.

•       The potential impact of merger activity within our markets and/or customers is not reflected in the computation of 60-month backlog.

The 60-month and 12-month backlog estimates set forth below for the periods ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 have been revised to reflect the exclusion of previously expected revenue associated with certain cancelled or replaced customer contracts.  The revisions resulted in a reduction in 60-month backlog estimates in the following amounts, $4 million, $9 million, $10 million and $14 million, respectively for these periods.

The following table sets forth our 60-month backlog, by geographic region, as of September 30, 2006, September 30, 2005, and all interim periods (in millions):

	September 30, 2006	June 30, 2006 (revised)	March 31, 2006 (revised)	December 31, 2005 (revised)	September 30, 2005 (revised)
Americas	$671	$529	$521	$518	$525
EMEA	433	424	393	382	379
Asia/Pacific	122	125	126	126	123
	$1,226	$1,078	$1,040	$1,026	$1,027

Included in the September 30, 2006 and June 30, 2006 EMEA 60-month backlog estimate is approximately $19 million from the eps acquisition.  Included in the September 30, 2006 Americas 60-month backlog estimate is approximately $135 million from the P&H acquisition.  Periods other than those specifically referred to above do not contain backlog estimates from the eps or P&H acquisitions as the respective acquisition had not closed at the time backlog estimates were computed.

Included in 60-month backlog estimates for the June 30, 2006 and prior periods is approximately $8 million associated with our Workpoint and E-Courier product lines which were sold during the fourth quarter of fiscal 2006.

We also report 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month calculation.  Monthly recurring revenues include all monthly license fees, maintenance fees and facilities management fees.  Non-recurring revenues include other software license fees and services.  Amounts included in 12-month backlog assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog, by geographic region, as of September 30, 2006 and September 30, 2005 (in millions):

	September 30, 2006			September 30, 2005
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$122	$32	$154	$97	$33	$130
EMEA	67	39	106	60	33	93
Asia/Pacific	23	6	29	26	1	27
	$212	$77	$289	$183	$67	$250

The revision referred to above reduced 12-month backlog for the period ended June 30, 2006 by $1 million to $257 million in total of which $190 million is Monthly Recurring and $67 million is Non-Recurring.  The 12-month backlog amounts reported as of March 31, 2006, December 31, 2005, and September 30, 2005 are unchanged.

Included in the September 30, 2006 and June 30, 2006 12-month EMEA backlog results is approximately $5 million from the eps acquisition.  Included in the September 30, 2006 Americas 12-month backlog results is approximately $25 million from the P&H acquisition.  Periods other than those specifically referred to above do not contain backlog results from the eps or P&H acquisitions as the respective acquisition had not closed at the time backlog results were computed.

Included in 12-month backlog results for the June 30, 2006 and prior periods is approximately $4 million associated with our Workpoint and E-Courier product lines which were sold during the fourth quarter of fiscal 2006.

Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period.

RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (amounts in thousands):

	Year Ended September 30,
	2006		2005		2004
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
			Restated (1)		Restated (1)
Revenues:
Initial license fees (ILFs)	$107,347	30.9%	$95,206	30.4%	$74,426	25.4%
Monthly license fees (MLFs)	68,282	19.6%	73,216	23.4%	82,976	28.3%
Software license fees	175,629	50.5%	168,422	53.8%	157,402	53.8%
Maintenance fees	103,708	29.8%	93,501	29.8%	88,484	30.2%
Services	68,565	19.7%	51,314	16.4%	46,898	16.0%
Total revenues	347,902		313,237		292,784
Expenses:
Cost of software license fees	31,124	8.9%	24,666	7.9%	25,045	8.6%
Cost of maintenance and services	79,622	22.9%	60,337	19.3%	57,380	19.6%
Research and development	40,768	11.7%	39,688	12.7%	38,013	13.0%
Selling and marketing	66,720	19.2%	65,612	20.9%	61,139	20.9%
General and administrative	67,440	19.4%	58,683	18.7%	56,913	19.4%
Settlement of class action litigation	8,450	2.4%	—	—	—	—
Total expenses	294,124	84.5%	248,986	79.5%	238,490	81.5%
Operating income	53,778	15.5%	64,251	20.5%	54,294	18.5%
Other income (expense):
Interest income	7,825	2.2%	3,843	1.2%	1,762	0.6%
Interest expense	(185)	(0.1)%	(510)	(0.2)%	(1,435)	(0.5)%
Other, net	(543)	(0.2)%	(1,681)	(0.5)%	2,294	0.8%
Total other income	7,097	2.0%	1,652	0.5%	2,621	0.9%
Income before income taxes	60,875	17.5%	65,903	21.0%	56,915	19.4%
Income tax provision	(5,510)	(1.6)%	(22,804)	(7.3)%	(10,609)	(3.6)%
Net income	$55,365	15.9%	$43,099	13.8%	$46,306	15.8%

(1)            See Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements.

Revenues

2006 vs. 2005

Total revenues for fiscal 2006 increased $34.7 million, or 11.1%, as compared to fiscal 2005. The increase is the result of a $7.2 million, or 4.3%, increase in software license fee revenues, a $10.2 million, or 10.9%, increase in maintenance fee revenues, and a $17.3 million, or 33.6%, increase in services revenues. Included in fiscal 2006 results, with no corresponding amount in fiscal 2005, was approximately $2.9 million in eps related revenue.

The majority of the revenue increase resulted from revenue growth in international markets, primarily in the EMEA region, with an increase of $21.5 million, or 19.5%, over 2005. Revenues from the Americas region increased by $11.7 million, or 6.9%, and revenues from the Asia/Pacific region increased by $1.5 million, or 4.4%.

The increases in software license fee revenues for 2006 are primarily due to the completion of several large implementation projects that resulted in software license fee revenue recognition and increased revenues for the Company’s Retail Payment Engines and Cross Industry Solutions product lines.

The comparative increases in maintenance fee revenues during both fiscal 2006 and fiscal 2005 were primarily due to growth in the installed base of software products as well as maintenance fee revenues recognized from S2 products during the year. Maintenance fee revenue recognized during the year partly reflects the recognition of acquired deferred maintenance amounts which have been reduced to cost, plus a normal profit margin, as required under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree. In addition, maintenance fee revenues of $0.4 million were recognized from eps products during fiscal 2006.

The increases in services revenues for fiscal year 2006, as compared to fiscal 2005, resulted primarily from the recognition of previously deferred services revenues for several large projects which were completed during the year, as well as services revenues recognized from S2 products. In addition, services revenues of $2.1 million were recognized from eps products during fiscal 2006. For some of our contracts, including certain S2 contracts, services revenues are being recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. This revenue recognition treatment negatively impacted the margins on services revenues for the year.

2005 vs. 2004

Total revenues for fiscal 2005 increased by $20.4 million, or 7.0%, as compared to fiscal 2004. The increase is the result of an $11.0 million, or 7.0%, increase in software license fee revenues, a $5.0 million, or 5.7%, increase in maintenance fee revenues, and a $4.4 million, or 9.4%, increase in services revenues. Included in fiscal 2005 results, with no corresponding amount in fiscal 2004, was approximately $2.4 million in S2 related revenues.

For fiscal 2005 as compared to fiscal 2004, software license fee revenues increased by $11.0 million. This increase resulted from a sales mix during fiscal 2005 that was more heavily weighted toward the Retail Payment Systems product line, as well as recognition of previously-deferred revenues for several large projects that were completed during fiscal 2005, including software license fee revenue following customer acceptance of a significant BASE24-eps application.

The comparative increases in maintenance fee revenues during fiscal 2005 was primarily due to growth in the installed base of software products as well as maintenance fee revenues recognized from S2 products during the year.

The increase in services revenues during fiscal 2005 as compared to fiscal 2004 was primarily due to the recognition of previously-deferred services revenues for several large projects that were completed during fiscal 2005, with offsetting decreases in the Wholesale Payments product line. In addition, services revenues of $1.1 million were recognized from S2 products during fiscal 2005.

Expenses

2006 vs. 2005 (Restated)

Total operating expenses for fiscal 2006 increased $45.1 million, or 18.1%, as compared to fiscal 2005. Included in operating expenses with no corresponding amounts in fiscal 2005, were approximately $3.8 million in eps related expenses and $6.3 million in stock-based compensation. The effect of changes in foreign currency exchange rates was a decrease to overall expenses by approximately $1.9 million for fiscal 2006 as compared with fiscal 2005.

Cost of software license fees for fiscal 2006 increased by $6.5 million, or 26.2%, as compared to fiscal 2005. The increase was due to additional personnel assigned to support our PRM, Smart Card and BASE24-eps products as well as costs associated with additional personnel assigned to support these products following the previously discussed reorganization. The increase also resulted in expenses from eps of $0.7 million in fiscal 2006. In addition, stock-based compensation costs of $0.5 million, resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) in fiscal 2006, were recognized during the fiscal year.

Cost of maintenance and services for fiscal 2006 increased $19.3 million, or 32.0%, as compared to 2005. The increase resulted from eps expenses of $1.6 million incurred during the last two quarters of fiscal 2006, additional expenses incurred related to prior acquisitions, and the recognition of previously deferred compensation-related expenses resulting from the completion of several large projects during the year. For these projects, revenues previously recognized were being deferred until acceptance or first production use of the software, and the associated costs, including compensation-related expenses, were being deferred until the related services revenue was recognized.

Research and development (“R&D”) costs increased $1.1 million, or 2.7%, in fiscal 2006 as compared to fiscal 2005, primarily as a result of an increased number of personnel assigned to R&D activities.

Selling and marketing costs increased $1.1 million, or 1.7%, in fiscal 2006 as compared to fiscal 2005. The increase was primarily due to higher sales commissions and other costs resulting from strong sales during the year. In addition, stock-based compensation costs of $0.3 million, resulting from adoption of SFAS No. 123(R) in fiscal 2006, were recognized during the fiscal year.

General and administrative costs for fiscal 2006 increased $8.8 million, or 14.9%, as compared to fiscal 2005. The increase was due to stock-based compensation costs of $3.9 million recognized during the year resulting from the adoption of SFAS No. 123(R), severance costs related to two reorganizations that were effected during the year (see Note 9, “Corporate Restructuring and Other Reorganization Charges” in the Notes to Consolidated Financial Statements for further detail), increased costs resulting from globalization initiatives and additional compensation and benefit costs.

We also recorded an expense of $8.5 million in connection with the recently announced settlement of the class action suit.

2005 (Restated) vs. 2004 (Restated)

Total operating expenses for fiscal 2005 increased $10.5 million, or 4.4%, as compared to fiscal 2004. Included in fiscal 2005 operating expenses, with no corresponding amounts in fiscal 2004, were approximately $3.8 million in S2 related expenses and $1.3 million in charges resulting from a reorganization of our business units.

Cost of software license fees decreased $0.4 million, or 1.5%, for fiscal 2005 as compared to fiscal 2004. The decrease was primarily attributable to higher commissions paid to distributors of our products during fiscal 2004. However, we experienced increased expenses surrounding customizations and/or enhancements of our newer software products during fiscal 2005, resulting in higher costs in fiscal 2005 as compared to fiscal 2004, which offset some of the year-to-date benefits received from the decrease in distributor commission costs.

Cost of maintenance and services for fiscal 2005 increased $3.0 million, or 5.2%, as compared to fiscal 2004. The comparative increase resulted primarily from $3.4 million in costs incurred to support the S2 products and higher expenses in fiscal 2005 resulting from changes in foreign currency exchange rates, offset by a reduction in compensation related expenses resulting from the shift of certain personnel to installation services associated with increasing sales of newer products such as our BASE24-eps product, for which revenues are being deferred until acceptance or first production use and the associated costs are capitalized and subsequently expensed when the related services revenue recognition occurs.

R&D costs for fiscal 2005 increased $1.7 million, or 4.4%, as compared to fiscal 2004. The increase was primarily due to increased personnel assigned to R&D activities, as well as higher expenses in fiscal 2005 that resulted from changes in foreign currency exchange rates.

Selling and marketing costs increased $4.5 million, or 7.3%, in fiscal 2005 as compared to fiscal 2004. The increase was primarily due to higher expenses in fiscal 2005 resulting from commissions due on strong sales, changes in foreign currency exchange rates, primarily in the EMEA region, increases in travel-related expenses and $0.5 million in fiscal 2005 restructuring charges.

General and administrative costs for fiscal 2005 increased $1.8 million, or 3.1%, as compared to fiscal 2004. The increase was primarily due to increased professional fees related to legal services, internal controls compliance testing, and other corporate level strategic planning costs. Reduced costs of director and officer liability insurance offset some of the increase in professional fees.

Other Income and Expense

Interest income for fiscal 2006 increased $4.0 million, or 103.6%, as compared to fiscal 2005. Interest income for fiscal 2005 increased $2.1 million, or 118.1%, as compared to fiscal 2004. The increase in interest income during fiscal 2006 as compared to fiscal 2005 is attributable to interest income of $1.9 million on a refund of income taxes as well as increases in interest rates and global consolidation of excess cash amounts into higher yielding investments. The increase in interest income in 2005 as compared to 2004 is attributable to higher average cash balances and marketable securities balances, marginal increases in interest rates, and global consolidation of excess cash amounts into higher yielding investments.

Interest expense for fiscal 2006 decreased $0.3 million, or 63.7%, as compared to fiscal 2005. Interest expense for fiscal 2005 decreased $0.9 million, or 64.5%, as compared to fiscal 2004. Scheduled payments of debt under financing agreements continued to be made during fiscal 2006, which decreased outstanding debt balances and corresponding interest expense. As discussed in Note 8, “Debt” in the Notes to Consolidated Financial Statements, we entered into a long term credit facility agreement with aggregate available borrowings of $150 million under which $75 million was outstanding as of September 30, 2006.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for fiscal 2006 was $0.5 million as compared to other expense for fiscal 2005 of $1.7 million. Comparative changes in other income and expense amounts were primarily attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses recognized by us during the respective fiscal years. We realized $0.2 million in net foreign currency losses during fiscal 2006 as compared with $1.4 million in net losses during fiscal 2005 and net gains of $2.6 million in fiscal 2004.

Income Taxes

The effective tax rates for fiscal 2006, 2005 and 2004 were approximately 9.1%, 34.6% and 18.6%, respectively. There are a number of items which impact our effective tax rate each year and the most significant of those items are discussed in the following paragraphs. Our effective tax rate each year also varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations.

In fiscal 2006, our effective tax rate was lower than fiscal 2005 because we completed the federal tax audit for fiscal years 1997 through 2003 in that year and we released a valuation reserve we had previously established on our foreign tax credit carry forwards. With the final settlement of the federal tax audit we released all accruals and tax contingencies for those years resulting in a 6.4% reduction in the effective tax rate. In fiscal 2006, we were able to utilize significant foreign tax credits and based on this fact, as well as our estimates of our ability to utilize the remaining foreign tax credits in future years we also released the valuation reserves related to our carryover general limitation foreign tax credits, resulting in a 20.7% decrease in the effective tax rate.

In fiscal 2004, the primary reason our effective tax rate was lower as compared to fiscal 2005 was the reorganization in fiscal 2004 of our MessagingDirect Ltd. subsidiary and its related entities which decreased the effective tax rate by 21.2% In fiscal 2005, there was no one event which significantly increased or decreased our effective tax rate; however, in that year the taxable income generated in foreign jurisdictions in fiscal 2005 was subject to a 2.9% lower rate in fiscal 2005 as compared to fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our principal sources of liquidity consisted of $110.1 million in cash, cash equivalents and marketable securities and $75.0 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of September 30, 2006. In December 2004, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock. In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million. During fiscal 2006, we repurchased 1,217,645 shares of our common stock at an average price of $32.95 per share under this stock repurchase program. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was $36.5 million as of September 30, 2006. We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization, bringing the total authorization to $210 million. This increase in the repurchase program will be implemented as soon as we are able to amend our repurchase instructions in accordance with applicable laws, after we become compliant with our regulatory filings.

Under the program to date, we have purchased approximately 2.8 million shares for approximately $77.0 million. Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

In connection with funding the purchase of P&H, as discussed in Note 8, “Debt” in the Notes to Consolidated Financial Statements, on September 29, 2006, we entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. We have the option to increase the aggregate principal amount to $200 million. The facility has a maturity date of September 29, 2011. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain of our domestic subsidiaries.

We may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the national prime interest rate plus a margin ranging from 0% to 0.125%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 0.625% to 1.375%. The margins are dependent upon our total leverage ratio at the end of each quarter.

On October 5, 2006, we exercised our right to convert the rate on our initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on our leverage ratio. The initial principal borrowings of $75 million were outstanding at September 30, 2006. There is $75 million remaining under the credit facility for future borrowings.

The credit facility contains certain affirmative and negative covenants including certain financial measurements. The facility also provides for certain events of default. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a non-current liability in our consolidated balance sheet.

We have previously obtained certain extensions and may continue to seek additional extensions under our credit facilities.  The extensions waive certain potential breaches of representations and covenants under our credit facilities and establish the extended deadlines for the delivery of certain financial reports. Our current extensions under the credit facilities expire on May 16, 2007 for our annual financial statements, the extensions for our quarterly financial statements for the fiscal quarter ended December 31, 2006 expire the earlier of (i) 45 days after delivery of our annual financial statements, and (ii) July 2, 2007, and the extensions for our quarterly financial statements for the fiscal quarter ended March 31, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended December 31, 2006, and (ii) August 16, 2007 and the extensions for our quarterly financial statements for the fiscal quarter ended June 30, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended March 31, 2007, and (ii) October 1, 2007. We may not be able to deliver our quarterly financial statements for the first quarter of fiscal 2007 within the extended period, which may impact whether we are able to file our quarterly results for the second and third quarters of fiscal 2007 within the extended periods, and therefore, we may seek additional extensions under the credit facilities.

Net cash flows provided by operating activities in fiscal 2006, 2005 and 2004 were $60.7 million, $53.2 million and $58.1 million, respectively. The increase in operating cash flows in fiscal 2006 as compared to fiscal 2005 resulted primarily from increased net income along with the receipt of a cash refund of $10.9 million, including interest, in February 2006 related to the settlement of the IRS audit of tax years 1997 through 2003. This was offset by changes in billed and accrued receivables, deferred revenues, accounts payable, accrued employee compensation, and other assets. The decrease in operating cash flows in fiscal 2005 as compared to fiscal 2004 resulted primarily from decreased net income, along with changes in billed and accrued receivables and deferred revenues, offset by increases in operating cash flows resulting from changes in recoverable income taxes.

Net cash flows used in investing activities in fiscal 2006, 2005 and 2004 were $79.4 million, $79.4 million and $2.9 million, respectively. In fiscal 2006, we generated cash of $72.8 million by decreasing our net holdings of marketable securities, and used cash of $146.3 million in the acquisition of businesses (eps and P&H), and $5.9 million to purchase software, property and equipment. In fiscal 2005, we used cash to increase our net holdings of marketable securities by $37.4 million, used $36.6 million to acquire the business of S2 (including $35.7 million paid to owners of S2 as well as acquisition-related expenses), and purchased $5.4 million of software, property and equipment. In fiscal 2004, we purchased $3.9 million of software, property and equipment, and reduced our holdings of marketable securities by $1.0 million.

Our net cash flows provided by (used in) financing activities were $45.2 million, ($24.8) million and ($2.8) million in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, we incurred $75.0 million of debt under our revolving credit facility in connection with the P&H acquisition, used cash of $39.7 million to purchase shares of our common stock under our stock repurchase program, made payments to third-party financial institutions for debt and capital lease payments totaling $3.8 million, and received proceeds of $14.0 million, including corresponding excess tax benefits, from exercises of stock options. In fiscal 2005, we used cash of $33.0 million to purchase shares of our common stock under our stock repurchase program, made scheduled payments to third-party financial institutions totaling $7.3 million, and received proceeds of $14.1 million from exercises of stock options. In fiscal 2004, we made scheduled payments to third-party financial institutions totaling $16.4 million and received proceeds of $13.1 million from exercises of stock options.

We also realized an increase in cash of $0.03 million, $0.5 million and $2.9 million during fiscal 2006, 2005 and 2004, respectively, due to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand, marketable securities and cash provided by operating activities, will satisfy our projected liquidity requirements for the foreseeable future.

Quarterly Results

The selected quarterly information has been restated for all quarters of fiscal 2005 and the third quarter of 2006 from previously reported information filed on Form 10-Q and Form 10K, as a result of our restatement of our financial results discussed in this 2006 10-K. Amounts presented are in thousands, except per share data:

	Quarter Ended
2006	Sept. 30, 2006 (1)	June 30, 2006	March 31, 2006	Dec. 31, 2005
		Restated (2)
Revenues:
Software license fees	$42,552	$41,955	$47,730	$43,392
Maintenance fees	27,655	25,989	24,746	25,318
Services	18,023	16,820	17,357	16,365
Total revenues	88,230	84,764	89,833	85,075
Expenses:
Cost of software license fees	8,789	7,895	7,505	6,935
Cost of maintenance and services	20,289	19,385	19,056	20,891
Research and development	10,847	10,191	9,978	9,752
Selling and marketing	18,284	15,896	16,529	16,012
General and administrative	19,030	15,877	15,563	16,970
Settlement of class action litigation	8,450	—	—	—
Total expenses	85,689	69,244	68,631	70,560
Operating income	2,541	15,520	21,202	14,515
Other income (expense):
Interest income	1,671	1,641	1,586	2,927
Interest expense	(59)	(10)	(87)	(29)
Other, net	(304)	(227)	354	(366)
Total other income (expense)	1,308	1,404	1,853	2,532
Income before income taxes	3,849	16,924	23,055	17,047
Income tax (provision) benefit	(1,189)	5,605	(8,069)	(1,857)
Net income	$2,660	$22,529	$14,986	$15,190
Earnings per share
Basic	$0.07	$0.60	$0.40	$0.41
Diluted	$0.07	$0.59	$0.39	$0.40

(1)            Net income for the fourth quarter of 2006 includes an $8.5 million charge related to the settlement of class action litigation. The effective tax rate for the fourth quarter of 2006 was primarily impacted by the adjustment of cumulative deferred tax balances, the differential between tax effecting income at the statutory federal tax rate in the U.S. and certain foreign jurisdictions in which we operate, offset by an increase in nontaxable municipal interest and a decrease in valuation allowances.

(2)            As a result of errors discovered in our reconciliation of deferred tax accounts, we recorded an entry to correct a deferred tax benefit that was previously recognized during the quarter ended June 30, 2006.

	Quarter Ended
2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004
	Restated (1)	Restated (1)	Restated (1)	Restated (1)
Revenues:
Software license fees	$40,007	$37,656	$42,953	$47,806
Maintenance fees	23,834	24,938	22,649	22,080
Services	15,161	15,409	10,024	10,720
Total revenues	79,002	78,003	75,626	80,606
Expenses:
Cost of software license fees	6,483	6,542	5,730	5,911
Cost of maintenance and services	18,581	14,101	13,818	13,836
Research and development	9,844	9,705	10,223	9,916
Selling and marketing	18,752	16,186	15,370	15,305
General and administrative	14,259	16,322	14,487	13,615
Total expenses	67,919	62,856	59,628	58,583
Operating income	11,083	15,147	15,998	22,023
Other income (expense):
Interest income	1,116	1,279	864	584
Interest expense	(103)	(102)	(137)	(168)
Other, net	(236)	(453)	255	(1,247)
Total other income (expense)	777	724	982	(831)
Income before income taxes	11,860	15,871	16,980	21,192
Income tax provision	(2,767)	(5,904)	(5,820)	(8,313)
Net income	$9,093	$9,967	$11,160	$12,879
Earnings per share
Basic	$0.24	$0.27	$0.29	$0.34
Diluted	$0.24	$0.26	$0.29	$0.33

(1)            Includes adjustments for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

The following tables present the effects of the adjustments made to our previously reported quarterly financial information during fiscal 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006
	Previously Reported	Adjustments		As Restated
Revenues:
Software license fees	$41,955	$—		$41,955
Maintenance fees	25,989	—		25,989
Services	16,820	—		16,820
Total revenues	84,764	—		84,764
Expenses:
Cost of software license fees	7,895	—		7,895
Cost of maintenance and services	19,385	—		19,385
Research and development	10,191	—		10,191
Selling and marketing	15,896	—		15,896
General and administrative	15,877	—		15,877
Total expenses	69,244	—		69,244
Operating income	15,520	—		15,520
Other income (expense):
Interest income	1,641	—		1,641
Interest expense	(10)	—		(10)
Other, net	(227)	—		(227)
Total other income	1,404	—		1,404
Income before income taxes	16,924	—		16,924
Income tax benefit	6,384	(779	) A	5,605
Net income	$23,308	$(779)		$22,529
Earnings per share
Basic	$0.62	$(0.02	) A	$0.60
Diluted	$0.61	$(0.02	) A	$0.59

A:               As a result of errors discovered in our reconciliation of deferred tax accounts, we recorded an entry to correct a deferred tax benefit that was previously recognized during the quarter ended June 30, 2006.

	Three Months Ended September 30, 2005
	Previously Reported	Adjustments		As Restated
Revenues:
Software license fees	$40,007	$—		$40,007
Maintenance fees	23,834	—		23,834
Services	15,161	—		15,161
Total revenues	79,002	—		79,002
Expenses:
Cost of software license fees	6,478	5	A	6,483
Cost of maintenance and services	18,580	1	A	18,581
Research and development	9,844			9,844
Selling and marketing	18,748	4	A	18,752
General and administrative	14,211	48	A	14,259
Total expenses	67,861	58		67,919
Operating income	11,141	(58)		11,083
Other income (expense):
Interest income	1,116	—		1,116
Interest expense	(103)	—		(103)
Other, net	(236)	—		(236)
Total other income	777	—		777
Income before income taxes	11,918	(58)		11,860
Income tax provision	(2,783)	16	B	(2,767)
Net income	$9,135	$(42)		$9,093
Earnings per share
Basic	$0.25	$(0.01)		$0.24
Diluted	$0.24	$—		$0.24

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:              Adjustment to the tax provision arising from the additional stock compensation expense.

	Three Months Ended June 30, 2005
	Previously Reported	Adjustments		As Restated
Revenues:
Software license fees	$37,656	$—		$37,656
Maintenance fees	24,938	—		24,938
Services	15,409	—		15,409
Total revenues	78,003	—		78,003
Expenses:
Cost of software license fees	6,539	3	A	6,542
Cost of maintenance and services	14,102	(1	) A	14,101
Research and development	9,704	1	A	9,705
Selling and marketing	16,183	3	A	16,186
General and administrative	16,289	33	A	16,322
Total expenses	62,817	39		62,856
Operating income	15,186	(39)		15,147
Other income (expense):
Interest income	1,279	—		1,279
Interest expense	(102)	—		(102)
Other, net	(453)	—		(453)
Total other income	724	—		724
Income before income taxes	15,910	(39)		15,871
Income tax provision	(5,915)	11	B	(5,904)
Net income	$9,995	$(28)		$9,967
Earnings per share
Basic	$0.27	$—		$0.27
Diluted	$0.26	$—		$0.26

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:              Adjustment to the tax provision arising from the additional stock compensation expense.

	Three Months Ended March 31, 2005
	Previously Reported	Adjustments		As Restated
Revenues:
Software license fees	$42,953	$—		$42,953
Maintenance fees	22,649	—		22,649
Services	10,024	—		10,024
Total revenues	75,626	—		75,626
Expenses:
Cost of software license fees	5,725	5	A	5,730
Cost of maintenance and services	13,818	—		13,818
Research and development	10,223	—		10,223
Selling and marketing	15,368	2	A	15,370
General and administrative	14,449	38	A	14,487
Total expenses	59,583	45		59,628
Operating income	16,043	(45)		15,998
Other income (expense):
Interest income	864	—		864
Interest expense	(137)	—		(137)
Other, net	255	—		255
Total other income	982	—		982
Income before income taxes	17,025	(45)		16,980
Income tax provision	(5,832)	12	B	(5,820)
Net income	$11,193	$(33)		$11,160
Earnings per share
Basic	$0.29	$—		$0.29
Diluted	$0.29	$—		$0.29

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:              Adjustment to the tax provision arising from the additional stock compensation expense.

	Three Months Ended December 31, 2004
	Previously Reported	Adjustments		As Restated
Revenues:
Software license fees	$47,806	$—		$47,806
Maintenance fees	22,080	—		22,080
Services	10,720	—		10,720
Total revenues	80,606	—		80,606
Expenses:
Cost of software license fees	5,906	5	A	5,911
Cost of maintenance and services	13,836	—		13,836
Research and development	9,915	1	A	9,916
Selling and marketing	15,301	4	A	15,305
General and administrative	13,563	52	A	13,615
Total expenses	58,521	62		58,583
Operating income	22,085	(62)		22,023
Other income (expense):
Interest income	584	—		584
Interest expense	(168)	—		(168)
Other, net	(1,247)	—		(1,247)
Total other income (expense)	(831)	—		(831)
Income before income taxes	21,254	(62)		21,192
Income tax provision	(8,331)	18	B	(8,313)
Net income	$12,923	$(44)		$12,879
Earnings per share
Basic	$0.34	$—		$0.34
Diluted	$0.34	$(0.01)		$0.33

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:              Adjustment to the tax provision arising from the additional stock compensation expense.

The following tables present the impact of the financial statement adjustments on our previously reported Consolidated Balance Sheets as of December 31, 2004, March 31, 2005, June 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006 (in thousands).

	As of December 31, 2004				As of March 31, 2005
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
Current Assets:
Cash and cash equivalents	$178,317	$—		$178,317	$87,499	$—		$87,499
Marketable securities	8,169	—		8,169	108,439	—		108,439
Billed receivables, net of allowances	46,008	—		46,008	52,484	—		52,484
Accrued receivables	13,998	—		13,998	7,821	—		7,821
Recoverable income taxes	7,624	—		7,624	3,462	—		3,462
Other	7,634	—		7,634	8,565	—		8,565
Total current assets	261,750	—		261,750	268,270	—		268,270
Property and equipment, net	7,921	—		7,921	7,974	—		7,974
Software, net	1,956	—		1,956	1,861	—		1,861
Goodwill	47,044	—		47,044	46,905	—		46,905
Deferred income taxes, net	23,176	381	A	23,557	28,999	362	A	29,361
Other	2,586	—		2,586	2,941	—		2,941
Total assets	$344,433	$381		$344,814	$356,950	$362		$357,312
Current Liabilities:
Current portion of debt — financing agreements	$4,256	$—		$4,256	$3,799	$—		$3,799
Accounts payable	6,657	—		6,657	7,856	—		7,856
Accrued employee compensation	12,205	—		12,205	12,397	—		12,397
Deferred income taxes, net	1,742	—		1,742	363	—		363
Deferred revenue	82,517	—		82,517	89,491	—		89,491
Accrued and other liabilities	12,220	—		12,220	10,601	—		10,601
Total current liabilities	119,597	—		119,597	124,507	—		124,507
Debt — financing agreements	1,449	—		1,449	807	—		807
Deferred revenue	17,433	—		17,433	16,348	—		16,348
Other	954	—		954	1,314	—		1,314
Total liabilities	139,433	—		139,433	142,976	—		142,976
Stockholders’ Equity
Common stock	198	—		198	200	—		200
Treasury stock	(35,258)	—		(35,258)	(43,293)	—		(43,293)
Additional paid-in capital	260,000	13,615	A	273,615	265,763	13,628	A	279,391
Retained earnings	(9,994)	(13,234	) A	(23,228)	1,199	(13,266	) A	(12,067)
Accumulated other comprehensive loss	(9,946)	—		(9,946)	(9,895)	—		(9,895)
Total stockholders’ equity	205,000	381		205,381	213,974	362		214,336
Total liabilities and stockholders’ equity	$344,433	$381		$344,814	$356,950	$362		$357,312

A:                  Adjustment for additional stock compensation expense and the associated deferred tax asset adjustments pursuant to APB Opinion No. 25 and related interpretations.

	As of June 30, 2005				As of December 31, 2005
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
Current Assets:
Cash and cash equivalents	$113,015	$—		$113,015	$95,705	$—		$95,705
Marketable securities	76,083	—		76,083	62,093	—		62,093
Billed receivables, net of allowances	45,754	—		45,754	53,806	—		53,806
Accrued receivables	6,387	—		6,387	11,882	—		11,882
Recoverable income taxes	—	—		—	4,976	—		4,976
Deferred income taxes, net	2,545	—		2,545	2,688	—		2,688
Other	10,192	—		10,192	13,427	—		13,427
Total current assets	253,976	—		253,976	244,577	—		244,577
Property and equipment, net	8,543	—		8,543	9,264	—		9,264
Software, net	2,053	—		2,053	4,649	—		4,649
Goodwill	46,792	—		46,792	66,482	—		66,482
Other intangible assets, net	—	—		—	12,908	—		12,908
Deferred income taxes, net	27,668	370	A	28,038	21,459	320	A	21,779
Other	3,462	—		3,462	2,967	—		2,967
Total assets	$342,494	$370	A	$342,864	$362,306	$320	A	$362,626
Current Liabilities:
Current portion of debt — financing agreements	$3,202	$—		$3,202	$975	$—		$975
Accounts payable	8,069	—		8,069	7,442	—		7,442
Accrued employee compensation	13,538	—		13,538	14,590	—		14,590
Income taxes payable	3,007	—		3,007	—	—		—
Deferred revenue	77,764	—		77,764	80,746	—		80,746
Accrued and other liabilities	11,212	—		11,212	12,535	—		12,535
Total current liabilities	116,792	—		116,792	116,288	—		116,288
Debt — financing agreements	406	—		406	58	—		58
Deferred revenue	19,508	—		19,508	19,515	—		19,515
Other	1,373	—		1,373	1,645	—		1,645
Total liabilities	138,079	—		138,079	$137,506	—		137,506
Stockholders’ Equity
Common stock	200	—		200	203	—		203
Treasury stock	(64,534)	—		(64,534)	(81,924)	—		(81,924)
Additional paid-in capital	266,850	13,667	A	280,517	280,410	13,657	A	294,067
Retained earnings	11,194	(13,297	) A	(2,103)	35,519	(13,337	) A	22,182
Accumulated other comprehensive loss	(9,295)	—		(9,295)	(9,408)	—		(9,408)
Total stockholders’ equity	204,415	370		204,785	224,800	320		225,120
Total liabilities and stockholders’ equity	$342,494	$370		$342,864	$362,306	$320		$362,626

A:                  Adjustment for additional stock compensation expense and the associated deferred tax asset adjustments pursuant to APB Opinion No. 25 and related interpretations.

	As of March 31, 2006				As of June 30, 2006
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated
Current Assets:
Cash and cash equivalents	$113,539	$—		$113,539	$108,365	$—		$108,365
Marketable securities	76,182	—		76,182	67,725	—		67,725
Billed receivables, net of allowances	59,110	—		59,110	62,324	—		62,324
Accrued receivables	8,547	—		8,547	9,992	—		9,992
Deferred income taxes, net	4,509	—		4,509	3,103	—		3,103
Other	11,959	—		11,959	13,740	—		13,740
Total current assets	273,846	—		273,846	265,249	—		265,249
Property and equipment, net	9,642	—		9,642	9,234	—		9,234
Software, net	4,275	—		4,275	11,044	—		11,044
Goodwill	66,248	—		66,248	88,411	—		88,411
Other intangible assets, net	12,481	—		12,481	17,985	—		17,985
Deferred income taxes, net	21,566	320	A	21,886	29,125	121	A B	29,246
Other	2,737	—		2,737	6,288	—		6,288
Total assets	$390,795	$320		$391,115	$427,336	$121		$427,457
Current Liabilities:
Current portion of debt — financing agreements	$308	$—		$308	$78	$—		$78
Accounts payable	6,316	—		6,316	6,960	—		6,960
Accrued employee compensation	15,967	—		15,967	15,794	—		15,794
Income taxes payable	8,999	—		8,999	8,362	580	B	8,942
Deferred revenue	80,134	—		80,134	78,808	—		78,808
Accrued and other liabilities	10,666	—		10,666	19,638	—		19,638
Total current liabilities	122,390	—		122,390	129,640	580		130,220
Deferred revenue	20,429	—		20,429	16,561	—		16,561
Other	1,854	—		1,854	2,638	—		2,638
Total liabilities	144,673	—		144,673	148,839	580		149,419
Stockholders’ Equity
Common stock	204	—		204	204	—		204
Treasury stock	(82,251)	—		(82,251)	(79,305)	—		(79,305)
Additional paid-in capital	287,059	13,657	A	300,716	292,322	13,657	A	305,979
Retained earnings	50,505	(13,337	) A	37,168	73,813	(14,116	) A B	59,697
Accumulated other comprehensive loss	(9,395)	—		(9,395)	(8,537)	—		(8,537)
Total stockholders’ equity	246,122	320		246,442	278,497	(459)		278,038
Total liabilities and stockholders’ equity	$390,795	$320		$391,115	$427,336	$121		$427,457

A:                  Adjustment for additional stock compensation expense and the associated deferred tax asset adjustments pursuant to APB Opinion No. 25 and related interpretations.

B:                  As a result of errors discovered in our reconciliation of deferred tax accounts, we recorded an entry to correct a deferred tax benefit that was previously recognized during the quarter ended June 30, 2006.

Operating Income (Restated)

Three Months Ended June 30, 2005

Operating income increased $2.1 million to $15.1 million from $13.0 million for the three months ended June 30, 2005. Total revenues for the third quarter of fiscal 2005 increased $5.5 million, or 7.5%, as compared to the same period of fiscal 2004. The three-month increase is the result of a $0.1 million, or 0.3%, increase in software license fee revenues, a $1.9 million, or 8.0%, increase in maintenance fee revenues, and a $3.5 million, or 29.5%, increase in services revenues. Total operating expenses for the third quarter of fiscal 2005 increased $3.3 million, or 5.5%, as compared to the same period of fiscal 2004. Cost of maintenance and services for the third quarter of fiscal 2005 increased $0.7 million, or 5.3%, as compared to the same period of fiscal 2004. General and administrative costs for the third quarter of fiscal 2005 increased $1.8 million, or 12.2%, as compared to the same period of fiscal 2004.

Three Months Ended March 31, 2005

Operating income increased $1.9 million to $16.0 million from $14.1 million for the three months ended March 31, 2005. Total revenues for the second quarter of fiscal 2005 decreased $0.9 million, or 1.2%, as compared to the same period of fiscal 2004. The three-month decrease is the result of a $1.8 million, or 14.9%, decrease in services revenues, offset by a $0.6 million, or 1.4%, increase in software license fee revenues and a $0.3 million, or 1.2%, increase in maintenance fee revenues. Total operating expenses for the second quarter of fiscal 2005 decreased $2.8 million, or 4.5%, as compared to the same period of fiscal 2004. General and administrative costs for the second quarter of fiscal 2005 decreased $1.4 million, or 8.5%, as compared to the same period of fiscal 2004. Cost of maintenance and services for the second quarter of fiscal 2005 decreased $0.9 million, or 6.2%, as compared to the same period of fiscal 2004. Selling and marketing costs for the second quarter of fiscal 2005 decreased $0.8 million, or 4.7%, as compared to the same period of fiscal 2004. R&D costs for the second quarter of fiscal 2005 increased $0.7 million, or 6.8%, as compared to the same period of fiscal 2004.

Three Months Ended December 31, 2004

Operating income increased $6.5 million to $22.0 million from $15.5 million for the three months ended December 31, 2004. Total revenues for the first quarter of fiscal 2005 increased $6.6 million, or 8.9%, as compared to the same period of fiscal 2004. The three-month increase is the result of a $6.6 million, or 15.9%, increase in software license fee revenues and a $0.8 million, or 3.6%, increase in maintenance fee revenues, offset by a $0.8 million, or 6.5%, decrease in services revenues.

Income Taxes (Restated)

Three Months Ended June 30, 2006

The effective tax rate for the third quarter of fiscal 2006 changed from a benefit of 37.7% to a benefit of 33.1%.

Contractual Obligations and Commercial Commitments

We lease office space, equipment and the corporate aircraft under operating leases that run through August 2028, and also lease certain property under capital lease agreements that expire in various years through 2010. Additionally, we have entered into a long term credit facility agreement that expires in 2011. Contractual obligations as of September 30, 2006 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations	$97,610	$12,387	$21,828	$15,761	$47,634
Capital Leases	5,654	3,050	2,593	11	—
Long Term Credit Facility	75,000	—	—	75,000	—
Total	$178,264	$15,437	$24,421	$90,772	$47,634

Critical Accounting Estimates

The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ from those estimates.

The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a further discussion of revenue recognition and other significant accounting policies.

Revenue Recognition

For software license arrangements for which services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, we use the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as postcontract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which we have concluded that collectibility issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, we consider the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

Our sales focus continues to shift from our more-established (“mature”) products to our BASE24-eps product and less-established (collectively referred to as “newer”) products. As a result of this shift to newer products, absent other factors, we initially experience an increase in deferred revenue and a corresponding decrease in current period revenue due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by our management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow us to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met. BASE24-eps was reclassified as a mature product as of October 1, 2006.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, we generally use the percentage-of-completion method. Under the percentage-of-completion method, we record revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. For arrangements where we believe it is reasonably assured that no loss will be incurred under the arrangement and fair value for maintenance services does not exist, we use a zero margin approach of applying percentage-of-completion accounting until software customization services are completed. We exclude revenues due on extended payment terms from our current percentage-of-completion computation until such time that collection of the fees becomes probable.

We may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate arrangements for revenue recognition purposes. Judgment is required when evaluating the facts and circumstances related to each situation in order to reach appropriate conclusions regarding whether such arrangements are related or separate. Those conclusions can impact the timing of revenue recognition related to those arrangements.

Allowance for Doubtful Accounts

We maintain a general allowance for doubtful accounts based on our historical experience, along with additional customer-specific allowances. We regularly monitor credit risk exposures in our accounts receivable. In estimating the necessary level of our allowance for doubtful accounts, management considers the aging of our accounts receivable, the creditworthiness of our customers, economic conditions within the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which we have a number of customers, additional provisions for doubtful accounts may be recorded to reserve for potential future losses. Any such additional provisions would reduce operating income in the periods in which they were recorded.

Valuation of Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2006 and 2005, our intangible assets, net of accumulated amortization, were $42 million and $14 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. We assess potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

Stock-Based Compensation

In connection with the restatement of our consolidated financial statements, we have applied judgment in choosing how to revise measurement dates for prior option grants. Information regarding the restatement is set forth in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Effective October 1, 2005 we began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123(R). We adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards for fiscal year 2006 now includes (1) amortization related to the remaining unvested portion of stock-based awards granted prior to September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to stock-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under the provisions of SFAS No. 123(R), stock-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period.

We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.

We also have stock options outstanding that vest upon attainment by us of certain market conditions. In order to determine the grant date fair value of these stock options that vest based on the achievement of certain market conditions, a Monte Carlo simulation model is used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price.

Long term incentive program performance share awards (“LTIP Performance Shares”) were issued in fiscal 2006 and fiscal 2005. These awards are earned based on the achievement over a three year period of performance goals related to certain performance indicators. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 14, “Stock-Based Compensation Plans” in the Notes to Consolidated Financial Statements.

Accounting for Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

To the extent recovery of deferred tax assets is not likely, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we should determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method for reporting an accounting change. Under

SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates. SFAS No. 154 will be effective for our fiscal year 2007.

In June 2005, the FASB issued FASB Staff Position No. (“FSP”) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of the Company’s fiscal 2006 or the date that an EU member country in which the Company might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on our financial position, results of operations or cash flows and we do not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on our financial position, results of operations or cash flows.

In June 2006, the FASB EITF reached a consensus on Issue No. 06–3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”). EITF No. 06–3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF No. 06–3 is effective for the first annual or interim reporting period beginning after December 15, 2006. We do not expect that the adoption of EITF No. 06-3 will have a material effect on our consolidated financial statements.

In June 2006, the FASB ratified EITF No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF No. 06-2”). EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for our fiscal year 2008 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. We do not expect that the adoption of EITF No. 06-2 will have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for our 2008 fiscal year. We are currently evaluating the impact that this interpretation will have on our financial condition and/or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for our 2009 fiscal year, although early adoption is permitted.  We are currently assessing the potential effect of SFAS No. 157 on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of our fiscal 2007. We are currently assessing the potential effect of SAB 108 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for the Company as of the end of our fiscal 2007. We do not expect the adoption of SFAS No. 158 to significantly affect our financial condition or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, our revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2006, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.4 million annually.

Based on our debt balances at September 30, 2006, and if we maintained this level of debt for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million annually.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this 2006 10-K and are listed in Part IV, Item 15

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, September 30, 2006.

As of September 30, 2006, we identified material weaknesses in internal control over financial reporting related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes. We believe that these weaknesses resulted primarily from the turnover of our Corporate Controller, Assistant Corporate Controller and Director of Regulatory Reporting during the 2006 accounting close cycle. In addition, certain complex strategic initiatives underway at that time may have served to compound the weaknesses. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In light of matters discussed herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of September 30, 2006. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As permitted by applicable requirements, our evaluation of and conclusion on the effectiveness of internal control over financial reporting exclude P&H Solutions, which was acquired by us on September 29, 2006 and Electronic Payment Systems, which we acquired on May 31, 2006. The combined assets recorded for these businesses represented $213.7 million, or 40.0%, of our 2006 total consolidated assets and contributed $2.9 million, or 0.8%, to total consolidated revenues for fiscal year 2006.

During the six-week timeframe from October 3, 2006 to November 10, 2006, we experienced the departure of three key members of the Accounting Department, including our Corporate Controller, Assistant Corporate Controller and Director of Regulatory Reporting. During an overlapping timeframe, we were conducting a publicly announced internal review of historical stock option grants and the accounting treatment thereof, acquired P&H Solutions, divested our Workpoint and eCourier product businesses, finalized the valuation of intellectual property for the transfer of such property between subsidiaries in different jurisdictions, executed a restructuring plan and experienced a significant increase in contract volumes. Management concluded these circumstances contributed to the material weaknesses in internal control over financial reporting as described below.

As of September 30, 2006, we identified the following material weaknesses in internal control over financial reporting.

•       We did not have the appropriate level of staffing with the necessary knowledge, experience and training to adequately account for complex and non-recurring transactions, including business combinations. As a result of this material weakness, material misstatements existed in goodwill, current asset and liability accounts in our preliminary consolidated fiscal 2006 financial statements. These errors were corrected prior to the finalization of our consolidated 2006 fiscal year financial statements.

•       We did not have the appropriate level of staffing with the necessary knowledge, experience and training for the financial close process. As a result of this material weakness, our preliminary Statement of Cash Flows overstated ‘Net Cash provided by Operating Activities’, ‘Net Cash used in Investing Activities’ and the ‘Effect of Exchange Rate Fluctuations on Cash’. Additionally, ‘Net Cash provided by Financing Activities’ was understated. Certain items in our preliminary financial statements and related disclosures contained material errors and omissions including errors in the Statement of Stockholders’ Equity and Comprehensive Income, significant accounting policies, lease commitments, stock based compensation, segment disclosures and goodwill and other intangibles. Additionally, errors were noted in our earnings per share calculations. These errors were corrected prior to the finalization of our consolidated 2006 fiscal year financial statements.

•       We did not have a sufficient level of staffing with the necessary knowledge, experience and training to ensure the completeness and existence of revenue recognition. As a result of this material weakness, material misstatements in revenue and deferred revenue existed in our preliminary consolidated fiscal 2006 financial statements. These errors were corrected prior to the finalization of our consolidated 2006 fiscal year financial statements.

•       We did not have the appropriate level of staffing with the necessary knowledge, experience and training in the application of income tax accounting commensurate with our financial reporting requirements. Additionally, we did not design adequate internal control procedures related to the transfer of intellectual property between subsidiaries in different tax jurisdictions. As a result of this material weakness, material misstatements in income tax expense, deferred income taxes, income taxes payable and goodwill accounts existed in our preliminary consolidated fiscal 2006 financial statements. These errors were corrected prior to the finalization of our consolidated 2006 fiscal year financial statements. Additionally we have restated income tax expense for the three and nine month periods ended June 30, 2006..

As a result of the foregoing, management has concluded that its internal control over financial reporting was not effective as of September 30, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm.

c) Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that the departure of our Corporate Controller, Assistant Corporate Controller and Director of Regulatory Reporting during the 2006 accounting close cycle represent changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management is responsible for maintaining effective internal control over financial reporting including the adequacy of accounting resources. Accordingly, remediation efforts include 1) establishing detailed project plans, 2) weekly executive review of remediation progress, 3) evaluating our finance organization, talent, processes, and internal controls and 4) improving communications between finance and other constituents involved in the financial closing process.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Transaction Systems Architects, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A(b), that Transaction Systems Architects, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

•       The Company did not have the appropriate level of staffing with the necessary knowledge, experience, and training to adequately account for complex and nonrecurring transactions, including business combinations.  As a result of this material weakness, material misstatements existed in goodwill, current asset, and liability accounts in the Company’s preliminary consolidated fiscal 2006 financial statements.

•       The Company did not have the appropriate level of staffing with the necessary knowledge, experience and training for the financial close process.  As a result of this material weakness, the Company’s preliminary Statement of Cash Flows overstated ‘Net Cash provided by Operating Activities’, ‘Net Cash used in Investing Activities’ and the ‘Effect of Exchange Rate Fluctuations on Cash’.  Additionally, ‘Net Cash provided by Financing Activities’ was understated.  Certain items in the Company’s preliminary financial statements and related disclosures contained material errors and omissions including the Statement of Stockholders’ Equity and Comprehensive Income, significant accounting policies, lease commitments, stock based compensation, segment disclosures and goodwill and other intangibles.  Additionally, errors were noted in the Company’s earnings per share calculations.

•       The Company did not have a sufficient level of staffing with the necessary knowledge, experience and training to ensure the completeness and existence of revenue recognition.  As a result of this material weakness, material misstatements in revenue and deferred revenue existed in the Company’s preliminary consolidated fiscal 2006 financial statements.

•       The Company did not have the appropriate level of staffing with the necessary knowledge, experience and training in the application of income tax accounting commensurate with the Company’s financial reporting requirements.  Additionally, the Company did not design adequate internal control procedures related to the transfer of intellectual property between subsidiaries in different tax jurisdictions.  As a result of this material weakness, material misstatements in income tax expense, deferred income taxes, income taxes payable and goodwill accounts existed in the Company’s preliminary consolidated fiscal 2006 financial statements.  Additionally, the Company has restated income tax expense for the three and nine month periods ended June 30, 2006.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of the Company as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated May 10, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on any of management’s statements in the third paragraph of Management’s Report on Internal Control over Financial Reporting (Item 9A(b)).

The Company acquired the businesses of P&H Solutions, Inc. and Electronic Payment Systems, AG during the year ended September 30, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2006, the P&H Solutions, Inc.’s and the Electronic Payment Systems, AG’s internal control over financial reporting associated with total assets of $213.7 million and total revenues of $2.9 million included in the consolidated financial statements of the Company and its subsidiaries as of and the for the year ended September 30, 2006.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of P&H Solutions, Inc. and Electronic Payment Systems, AG.

/s/ KPMG LLP
Omaha, Nebraska
May 10, 2007

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers of the Registrant

As of May 8, 2007, our directors and executive officers, their ages and their positions were as follows:

Name	Age	Position
Philip G. Heasley	57	President, Chief Executive Officer and Director
Roger K. Alexander	58	Director
John D. Curtis	66	Director
Jim D. Kever	54	Director
Harlan F. Seymour	57	Director
John M. Shay, Jr.	59	Director
John E. Stokely	54	Director
Mark R. Vipond	47	Senior Vice President and Chief Operating Officer
Anthony J. Parkinson	54	Senior Vice President and President — ACI Worldwide — Americas
Richard N. Launder	57	Senior Vice President and President — ACI Worldwide — EMEA and Asia/Pacific
Henry C. Lyons	43	Senior Vice President and Chief Financial Officer
Dennis P. Byrnes	43	Senior Vice President, General Counsel and Secretary
David N. Morem	49	Senior Vice President and Chief Administrative Officer
Craig A. Maki	41	Senior Vice President and Chief Corporate Development Officer
David R. Bankhead	57	Senior Vice President and Chief Accounting Officer (1)

(1)            Mr. Bankhead served as Chief Accounting Officer until May 10, 2007, after which time Mr. Lyons became Chief Accounting Officer.

Mr. Heasley serves as President and Chief Executive Officer and has been a director since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley is also a director of Fidelity National Title Group now known as Fidelity National Financial, Inc. (NYSE: FNF), Ohio Casualty Insurance Company (NASDAQ: OCAS) and Kintera, Inc. (NASDAQ: KNTA). Mr. Heasley also serves as a director on a private company board.

Mr. Alexander has been a director since February 2000. In January 2006, Mr. Alexander was appointed Chief Executive Officer of euroConex Technologies Ltd., the European subsidiary of US Bancorp (NYSE: USB) that provides integrated payment processing (Acquiring) services to merchants across Europe. From October 2003 to December 2005, Mr. Alexander served as the Chief Executive Officer of S2 Card Services Ltd. (formerly Switch Card Services), a privately-held debit card service company based in the United Kingdom. From January 2000 to October 2003, Mr. Alexander was a partner in the London office of Edgar, Dunn & Company, a management-consulting firm based in San Francisco. From 1994 through 1999, Mr. Alexander was Managing Director of Barclays Bank’s

Emerging Markets Group, a division of Barclays Bank plc, based in London, England. Mr. Alexander also serves as a director on a private company board in the UK.

Mr. Curtis has been a director since March 2003. Since August 2002, Mr. Curtis has provided legal and business consulting services to various clients. From July 2001 to July 2002, Mr. Curtis was General Counsel of Combined Specialty Corporation and a director of Combined Specialty Insurance Company, wholly-owned subsidiaries of Aon Corporation (NYSE: AOC). From November 1995 to July 2001, when Aon Corporation acquired the company, Mr. Curtis was President of First Extended, Inc., a holding company with two principal operating subsidiaries: First Extended Service Corporation, an administrator of vehicle extended service contracts and FFG Insurance Company, a property and casualty insurance company. Mr. Curtis also serves as a director on two private company boards.

Mr. Kever has been a director since November 1996. Mr. Kever is a member of Voyent Partners, LLC, a privately-held investment firm. Mr. Kever has held various positions with Envoy Corporation, which provides electronic processing services primarily to the health care industry, and which became a wholly-owned subsidiary of Quintiles Transnational Corp. in March 1999. From June 1995 until May 2001, Mr. Kever served as Envoy’s President and Chief Executive Officer. Mr. Kever is also a director of (i) Luminex Corporation (NASDAQ: LMNX), a biological test manufacturer, (ii) 3D Systems Corporation (NASDAQ: TDSC), an imaging system manufacturer, and (iii) Tyson Foods, Inc. (NYSE: TSN), which produces, distributes and markets beef, chicken, pork and prepared foods.

Mr. Seymour has been a director since May 2002, and has served as Chairman of the Board since September 2002. Mr. Seymour is presently the sole owner of HFS, LLC, a privately-held investment firm. From June 2000 to March 2001, Mr. Seymour served as Executive Vice President of Envoy Corporation, which provides electronic processing services, primarily to the health care industry, and which became a wholly-owned subsidiary of Quintiles Transnational Corp. in March 1999. From March 1999 to June 2000, Mr. Seymour served as an independent consultant to Envoy Corporation. From July 1997 to March 1999, Mr. Seymour served as Senior Vice President of Envoy Corporation. Mr. Seymour is also a director of SCP Pool Corporation (NASDAQ: POOL), a wholesale distributor of swimming pool supplies and related equipment, and serves on its audit and governance committees. Mr. Seymour also serves as a director on three private company boards.

Mr. Shay has been a director since May 2006. Mr. Shay is a certified public accountant and is presently the President and owner of Fairway Consulting LLC, a business consulting firm. From 1972 through March 2006, Mr. Shay was employed by Ernst & Young LLP, a Big Four accounting firm offering audit, business advisory and tax services. From October 1984 to March 2006, Mr. Shay was an audit partner at Ernst & Young LLP. He also served as managing partner of the firm’s New Orleans office from October 1998 through June 2005. While with Ernst & Young, LLP, Mr. Shay served as an adjunct auditing professor in the graduate business program of the A.B. Freeman School of business at Tulane University for a period of approximately 10 years. Mr. Shay also serves as a director on a private company board.

Mr. Stokely has been a director since March 2003. Since August 1999, Mr. Stokely has served as President of JES, Inc., an investment and consulting firm providing strategic and financial advice to companies in various industries. From 1996 to August 1999, Mr. Stokely served as President, Chief Executive Officer and Chairman of the Board of Richfood Holdings, Inc., a publicly-traded FORTUNE 500 food retailer and wholesale grocery distributor, which merged with Supervalu Inc. (NYSE: SVU) in August 1999. Mr. Stokely is also a director of (i) Performance Food Group Company (NASDAQ: PFGC), a foodservice distributor, (ii) O’Charley’s Inc. (NASDAQ: CHUX), a casual dining restaurant company, and (iii) SCP Pool Corporation (NASDAQ: POOL), a wholesale distributor of swimming pool supplies and related equipment.

Mr. Vipond serves as Chief Operating Officer. Mr. Vipond joined us in 1985 and has served in various capacities, including Senior Vice President and President of ACI Worldwide, Inc. — Product, President of the ACI Worldwide business unit, National Sales Manager of ACI Canada, Vice President of the Emerging Technologies and Network Systems divisions, President of the USSI, Inc. operating unit, and Senior Vice President of Consumer Banking.

Mr. Parkinson serves as a Senior Vice President with primary responsibility for the Americas Channel of ACI Worldwide. Mr. Parkinson joined us in 1984 and has served in various capacities, including President of the Insession Technologies business unit, Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Senior Vice President of the Enterprise Solutions Group. On March 15, 2007, Mr. Parkinson announced his intention to retire. His retirement will become effective upon his completion of various transition services.

Mr. Launder served as President of ACI’s Europe, Middle East and Africa (EMEA) distribution channel from 2000 through April 2007 and as President of ACI’s Asia/Pacific distribution channel from December 2006 through April 2007. In these roles, he was responsible for sales and support in EMEA and Asia/Pacific. In April 2007, Mr. Launder became President of Global Operations. He is now responsible for the management of global sales and support in all three of our distribution channels. He first joined ACI in 1989 and was responsible for the EMEA operation until the end of 1996. Mr. Launder then spent three years in the payments industry working as a consultant. In the spring of 2000 he returned to ACI, to head up the EMEA channel. Prior to joining ACI, Richard Launder worked for Olivetti Computers, IBM and in the 1980s Tandem Computers where he was the sales director for Tandem Computers’ UK subsidiary.

Mr. Lyons was named Senior Vice President, Chief Financial Officer of Transaction Systems Architects in September of 2006. Also, on May 10, 2007, Mr. Lyons was named Chief Accounting Officer. Mr. Lyons served from April 2004 to September 2006 as Chief Financial Officer for Discovery Systems, a business unit of GE Healthcare Biosciences, Inc. From April 2001 to April 2004, Mr. Lyons was employed by Amersham Biosciences, Inc. (which was acquired by GE Healthcare in 2004) as Corporate Controller of the Biosciences division and then as Vice President of Finance of the Discovery Systems segment. Prior to joining Amersham Biosciences, Inc., Mr. Lyons held various positions with W.R. Grace & Company and Ernst & Young.

Mr. Byrnes serves as Senior Vice President, General Counsel and Secretary. Mr. Byrnes joined us in June 2003. Mr. Byrnes served as First Vice President and Senior Counsel for Bank One Corporation from October 2002 to June 2003. From April 1996 to November 2001, Mr. Byrnes was employed by Sterling Commerce, Inc., an electronic commerce software and services company, where he served in several capacities, including as that company’s general counsel.

Mr. Morem joined us in June 2005 and serves as Senior Vice President and Chief Administrative Officer. Prior to joining us, Mr. Morem was Chief Operating Officer of GE Home Finance from November 2003 to April 2005. From January 2003 to November 2003, Mr. Morem served as Senior Vice President of Credit Risk Management for Bank One Card Services. Mr. Morem worked as a Consultant for Acquisition Consulting from July 2001 to December 2002. From September 1978 to June 2001, Mr. Morem served in several capacities with US Bancorp, serving as its Senior Vice President of Credit Operations / Credit Risk Management from 1995 to 2001.

Mr. Maki joined us in July 2006 and serves as Senior Vice President of Corporate Development. Prior to joining us, Mr. Maki was Senior Vice President of Investment Banking since 1999 at Stephens, Inc. of Little Rock, Arkansas. While at Stephens, Mr. Maki focused on mergers and acquisitions in the financial services technology and information technology sectors. From 1994 to 1999, Mr. Maki served as Director at Arthur Andersen LLP in the Corporate Finance group.

Mr. Bankhead served as Senior Vice President and Chief Accounting Officer until May 10, 2007. Mr. Bankhead joined us in July 2003 as Senior Vice President, Chief Financial Officer and Treasurer and served in that capacity until September 2006. Prior to joining us, Mr. Bankhead was Vice President and Chief Financial Officer of Alysis Technologies, Inc. from February 2000 to May 2001.

Code of Ethics

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and Controller, and persons performing similar functions. The full text of the Code of Ethics is published on our website at www.tsainc.com in the “Investor Relations — Corporate Governance” section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on our website within five business days following the adoption of such amendment or waiver.

Audit Committee Information

During fiscal 2006, the members of the Audit Committee were Messrs. Alexander, Curtis, Shay and Stokely, each having served for the entire fiscal year with the exception of Mr. Shay, who began serving on the Audit Committee on May 23, 2006. Each of the directors serving on the Audit Committee is “independent” as defined in Rule 4200(a) of the NASD listing standards. The Board has determined that each of the members meets the NASD regulatory requirements for financial literacy and that Mr. Stokely and Mr. Shay are “audit committee financial experts” as defined under SEC rules. The Audit Committee operates pursuant to a charter (the “Audit Committee Charter”) approved and adopted by the Board. The Board amended the Audit Committee Charter on December 14, 2005. A copy of the Audit Committee Charter was attached to the proxy statement for our 2006 Annual Meeting of Stockholders and is available on our website at www.tsainc.com in the Investor Relations — Corporate Governance section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, certain officers and beneficial owners of more than 10% of the outstanding common stock to file reports of their ownership and changes in ownership of common stock with the SEC. Company employees generally prepare these reports on behalf of our executive officers on the basis of information obtained from them and review the forms submitted to us by our non-employee directors and beneficial owners of more than 10% of the common stock. Based on such information, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and beneficial owners of more than ten percent of the common stock during or with respect to fiscal 2006 were filed on time.

ITEM 11.   EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for fiscal 2006, 2005 and 2004 as to our CEO and our four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2006. The listed individuals are collectively referred to in this 2006 10-K as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
	Year Ended	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	LTIP Payouts	All Other Compensation
Name and Principal Position	September 30,	($)	($) (1)	($) (2)	(#) (3)	($)	($) (4)
Philip G. Heasley (5)	2006	500,000	360,378	289,512	—	—	4,315
President and Chief Executive	2005	282,609	250,000	11,418	1,000,000	—	—
Officer	2004	—	—	—	—	—	—
Mark R. Vipond	2006	275,000	199,602	8,035	—	—	4,358
Senior Vice President and	2005	248,768	269,760	7,533	20,000	—	4,164
Chief Operating Officer	2004	239,200	210,911	5,487	50,000	—	43,335
Anthony J. Parkinson (6)	2006	250,000	157,351	—	—	—	4,358
Senior Vice President and	2005	218,400	238,743	—	17,500	—	4,164
President — ACI Worldwide Americas	2004	210,000	200,893	—	40,000	—	266,650
Richard N. Launder (7)	2006	270,243	267,806	28,777	—	—	63,408
Senior Vice President and	2005	—	—	—	—	—	—
President — ACI Worldwide EMEA and Asia/Pacific	2004	—	—	—	—	—	—
David R. Bankhead (8)	2006	234,000	78,426	—	—	—	4,358
Senior Vice President and	2005	234,000	147,541	1,285	—	—	4,164
Chief Accounting Officer	2004	225,000	142,450	42,306	—	—	7,613

(1)                Our executive officers were eligible for quarterly cash incentive compensation amounts payable pursuant to our Management Incentive Compensation Plan (the “MIC Plan”). Such incentive compensation amounts were generally based upon our revenue, profit attainment, backlog, cash flow and the financial performance of the executive’s division, with each component having an established weighting within the plan. As previously disclosed in the Report of the Compensation Committee in the Proxy Statement filed in connection with the 2006 Annual Meeting of Stockholders, the fiscal 2005 amount includes a $250,000 incentive compensation payment earned by Mr. Heasley based upon our fiscal 2005 performance which we paid in the first quarter of fiscal 2006.

(2)                For Mr. Heasley, this amount includes reimbursement of moving expenses (and the income taxes attributable thereto) in fiscal 2006 and fiscal 2005 in the amount of $262,817 and $11,418, respectively, and a $26,695 housing allowance in fiscal 2006. For Mr. Vipond, this amount includes the value of trips in fiscal 2006, fiscal 2005 and fiscal 2004 in the amounts of $8,035, $7,533 and $5,487, respectively. For Mr. Launder, this amount includes an annual car allowance in the amount of $18,724 and an additional payment of $10,053 in respect of taxes incurred by Mr. Launder as a result of his use of company-provided housing. For Mr. Bankhead, this amount includes reimbursement of moving expenses (and the income taxes attributable thereto) in fiscal 2005 and fiscal 2004 in the amounts of $1,285 and $42,306, respectively.

(3)                Includes options granted under the 2005 Equity and Performance Incentive Plan (the “2005 Incentive Plan”), 1999 Stock Option Plan, as amended, 1996 Stock Option Plan and 1994 Stock Option Plan, as amended.

(4)                Includes contributions made to our 401(k) Retirement Plan and the ACI Worldwide EMEA Group Personal Pension Scheme (the “EMEA Pension”) and amounts paid in connection with long-term disability insurance. For fiscal 2006, our contributions to the 401(k) Retirement Plan were $4,000 for each of Messrs. Heasley, Vipond, Parkinson, and Bankhead and the contribution to the EMEA Pension for Mr. Launder was $26,682. In fiscal 2006, we paid $358 for long-term disability insurance for each of Messrs. Vipond, Parkinson, and Bankhead. In fiscal 2006, we paid $315 for long-term disability insurance for Mr. Heasley and $36,726 for long-term disability insurance for Mr. Launder.

(5)                Mr. Heasley’s employment with us commenced in March 2005. Accordingly, compensation information for fiscal 2005 reflects less than full-year amounts.

(6)                On March 15, 2007, Mr. Parkinson announced his intention to retire. His retirement will become effective upon his completion of various transition services.

(7)                The amounts reflected for Mr. Launder’s compensation have been converted from British pounds sterling (£) to U.S. dollars ($) based on the currency exchange rate as of September 29, 2006 as published in the Wall Street Journal, which was 1.8724. Mr. Launder became an executive officer effective as of August 8, 2006. Accordingly, compensation information for fiscal 2005 and fiscal 2004, when Mr. Launder was not an executive officer, is not reflected. In April 2007, Mr. Launder’s title changed to Senior Vice President and President — Global Operations.

(8)                Mr. Bankhead served as Chief Financial Officer and Treasurer until September 18, 2006 when Henry C. Lyons was appointed as Chief Financial Officer and Treasurer. Mr. Bankhead served as Chief Accounting officer until May 10, 2007 when Mr. Lyons was appointed as Chief Accounting Officer.

Options Granted in Last Fiscal Year

No stock options were granted to any of the Named Executive Officers during fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth information regarding stock option exercises by Named Executive Officers during fiscal 2006, along with option values as of September 30, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2)
Name	Exercise (#)	($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Philip G. Heasley	—	—	150,000	850,000	1,750,500	9,919,500
Mark R. Vipond	—	—	78,128	31,003	1,531,691	358,327
Anthony J. Parkinson	—	—	79,986	33,125	1,695,904	405,806
Richard N. Launder	—	—	41,249	18,751	733,109	194,191
David R. Bankhead	—	—	112,500	37,500	2,709,000	903,000

(1)            Value realized is calculated based on the difference between the fair market value of the shares acquired and the exercise prices of the exercised options.

(2)            Dollar value of unexercised in-the-money options is calculated based on the difference between the closing price of the common stock on The NASDAQ Global Select Stock Market on September 29, 2006 ($34.32 per share) and the exercise prices of the options held.

Long-Term Incentive Awards

The following table sets forth, as of September 30, 2006, certain information related to certain long-term incentive awards granted to the Named Executive Officers:

LONG-TERM INCENTIVE PLANS — AWARDS IN LAST FISCAL YEAR

	Number of	Performance
	Shares, Units	or Other	Estimated Future Payments under
	or Other	Period Until	Non-Stock Price-Based Plans
	Rights	Maturation	Threshold	Target	Maximum
Name	(#) (1)(2)	Or Payout (1)	(#)	(#)	(#)
Philip G. Heasley	12,000	3 years	0	12,000	18,000
Mark R. Vipond	—	—	—	—	—
Anthony J. Parkinson	—	—	—	—	—
Richard N. Launder	—	—	—	—	—
David R. Bankhead	—	—	—	—	—

(1)            Pursuant to the 2005 Incentive Plan, we granted long-term incentive program performance share awards (“LTIP Performance Shares”) representing shares of our common stock with a grant date fair value of $29.96 per share. These LTIP Performance Shares are earned, if at all, based upon the achievement, over the three-year period from October 1, 2005 through September 30, 2008 (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in our 60-month contracted backlog as determined by us, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in our consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in our consolidated financial statements. The performance goal weightings are 20% for 60-month contracted backlog, 40% for diluted earnings per share and 40% for total revenues. In no event will any of the LTIP Performance Shares become earned if our earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period.

(2)            Number of shares assuming 100% attainment of performance goals.

DIRECTOR COMPENSATION

It is the Board’s general policy that compensation for independent directors should be a mix of cash and equity-based compensation. As part of a director’s total compensation, and to create a direct linkage with corporate performance and stockholder interests, the Board believes that a meaningful portion of a director’s compensation should be provided in, or otherwise based on, the value of appreciation in the our common stock. We do not pay our employee directors for Board service in addition to their regular employee compensation.

Prior to setting fiscal 2005 independent director compensation, we engaged Watson Wyatt Worldwide (“Watson Wyatt”) to evaluate the competitiveness of our independent director compensation. Utilizing a peer group of similar companies, Watson Wyatt provided an assessment of our independent director compensation. This assessment was considered in establishing the fiscal 2005 compensation program for independent directors and we did not make any change to the compensation program for independent directors for fiscal 2006.

The independent director compensation program provides that each independent director receives a $10,000 quarterly fee. The Chairman of the Board receives an additional $5,000 quarterly fee. The chairman of the Audit Committee receives an additional $2,500 quarterly fee and independent directors who serve on the Audit Committee receive an additional $1,000 quarterly fee. Each Board committee chairman, other than the chairman of the Audit Committee, receives an additional $1,250 quarterly fee and independent directors who serve on the Board committees, other than the Audit Committee, receive an additional $750 quarterly fee for service on each committee. Each independent director receives $2,000 for each Board or Board committee meeting attended in person and $1,000 for each Board or Board committee meeting attended by telephone. All directors are reimbursed for expenses incurred in connection with attendance at Board and Board committee meetings and our annual meetings of stockholders.

In fiscal 2006, our independent directors were each granted a non-qualified option to purchase 10,000 shares of common stock pursuant to the 2005 Incentive Plan. All stock options granted under the 2005 Incentive Plan are issued with an exercise price not less than the closing sale price (price for last trade) of the common stock as reported by The NASDAQ Global Select Stock Market for the day preceding the date of grant. The independent director options will vest on the earlier to occur of (i) the date which is one year following the date of grant, and (ii) the day immediately prior to the date of the next annual meeting of our stockholders occurring following the date of grant. The independent director options provide for accelerated vesting upon the director’s death or disability or upon a change in control of the company. Future equity awards will be granted at the discretion of the Nominating and Corporate Governance Committee (the “Corporate Governance Committee”) based upon continued evaluations of the competitive assessment of our independent director compensation and the level of Board and committee responsibilities and time commitments.

The Corporate Governance Committee has adopted a policy that strongly encourages ownership of our common stock by our directors in order to further align the interests of the Board to our long-term success and the interests of our stockholders.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

CEO Employment Agreement

On March 8, 2005, we entered into an Employment Agreement (the “CEO Employment Agreement”) with Philip G. Heasley, pursuant to which Mr. Heasley agreed to serve as our President and CEO for an initial term of four years. A copy of the CEO Employment Agreement was attached as Exhibit 10.1 to our Current Report on Form 8-K filed March 10, 2005. Under the CEO Employment Agreement, Mr. Heasley will be employed through March 8, 2009 (the “Employment Period”), after which the Employment Period will be extended for successive one-year periods, unless we give 30 days written notice to Mr. Heasley that the Employment Period will not be extended for an additional year or unless the Employment Period otherwise terminates. So long as Mr. Heasley continues to serve as President and CEO, the Board will nominate Mr. Heasley to serve as a member of our Board of Directors. The CEO Employment Agreement provides that Mr. Heasley will receive an initial base salary of $500,000 per year as well as other compensation, including bonus opportunities, as set forth in the CEO Employment Agreement. For fiscal year 2005, Mr. Heasley’s bonus was based on (i) the achievement of the financial performance objectives set forth in the 2005 Fiscal Year Management Incentive Compensation Plan, and (ii) the attainment of certain internal planning objectives.

The CEO Employment Agreement requires that Mr. Heasley purchase and hold, during the initial Employment Period, a minimum of 100,000 shares of our common stock. At the end of fiscal 2006, Mr. Heasley held 113,877 shares of our common stock.

Pursuant to the CEO Employment Agreement, if Mr. Heasley’s employment is terminated by us without cause or by Mr. Heasley for good reason, Mr. Heasley will be entitled to (i) a lump sum payment equal to his bonus for the quarter in which his employment is terminated; (ii) a lump sum payment equal to two times the sum of (A) his base salary at the time of termination and (B) his average annual bonus amount received during our two most recent fiscal years ending prior to the date of termination; and (iii) continued participation in our medical and dental plans for two years or until he is covered under the plans of another employer. Mr. Heasley will also be subject to non-competition obligations for a period of one year following termination of his employment. The CEO Employment Agreement also provides that if payments by us to Mr. Heasley would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Heasley will be entitled to a gross up payment such that he will be in the same after-tax position as if no excise tax had been imposed. If Mr. Heasley is entitled to payments under the Change in Control Severance Compensation Agreement (as described below), no payment will be made to Mr. Heasley under the CEO Employment Agreement.

Launder Employment Agreement

ACI Worldwide (EMEA) Limited (“ACI EMEA”), a wholly-owned subsidiary of ours, and Richard N. Launder are parties to a Services Agreement dated July 10, 2000 (the “Services Agreement”). Pursuant to the Services Agreement, either party may terminate employment upon six months prior written notice, or payment in lieu thereof, and ACI EMEA may terminate Mr. Launder’s employment immediately for breach or non-performance of his obligations under the Services Agreement. Upon termination of the Services Agreement, Mr. Launder is subject to certain non-competition and non-solicitation obligations for a period of six months following termination of his employment regardless of the reason for termination.

CEO Change in Control Severance Agreement

On March 8, 2005, in connection with the entry into the CEO Employment Agreement described above, we entered into a Change in Control Severance Compensation Agreement (the “CEO Change in Control Agreement”) with Mr. Heasley. The CEO Change in Control Agreement provides for a severance payment if Mr. Heasley’s employment is terminated by us without cause or by Mr. Heasley with good reason within two years after a change in control of the company. A copy of the CEO Change in Control Agreement was attached as Exhibit 10.3 to our Current Report on Form 8-K filed March 10, 2005. The CEO Change in Control Agreement provides that the severance payment will be a lump sum cash payment and will include (i) a lump sum payment equal to two times the sum of (A) his base salary at the time of termination and (B) his average annual bonus amount received during the two most recent fiscal years of the company ending prior to the date of termination; (ii) his earned but unpaid base salary through the date of termination of employment; (iii) a quarterly incentive award for the current fiscal quarter, prorated through the date of termination of employment; and (iv) interest on the amounts described in (i), (ii) and (iii). Additionally, Mr. Heasley will be entitled to continued participation in our employee benefit plans and programs for two years or until he receives equivalent coverage and benefits under the plans or programs of a subsequent employer. The CEO Change in Control Agreement also provides that if payments by us to Mr. Heasley would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Heasley will be entitled to a gross up payment such that he will be in the same after-tax position as if no excise tax had been imposed.

Change in Control and Severance Compensation Agreements

At the end of fiscal 2006, we had entered into Change in Control Severance Compensation Agreements (the “Severance Agreements”) with four of the Named Executive Officers, five other executive officers and six other employees. As of May 8, 2007, we had Severance Agreements with four of the Named Executive Officers, four other executive officers and five other employees. The Severance Agreement for Mr. Heasley is described under “CEO Change in Control Severance Agreement” and is not included in the numbers for named executive officers listed above. The following is a summary of the other Severance Agreements.

Generally, the Severance Agreements provide that if there is a change in control (as defined in the Severance Agreements) of the company and the employee’s employment with us is subsequently terminated within two years after the change in control, other than as a result of death, retirement, termination by us for cause or the employee’s decision to terminate employment other than for good reason, the employee will be entitled to receive from us certain payments and benefits. These payments and benefits include (i) a lump-sum payment (the “Lump-Sum Payment”) equal to the employee’s average fiscal-year compensation for our two most recent fiscal years of ending prior to the date of termination; (ii) earned but unpaid base salary through the date of termination; (iii) a quarterly incentive award for the current fiscal quarter prorated through the date of termination equal to the greater of the quarterly incentive award made to the employee for the most recent fiscal quarter ending prior to the date of termination or the average quarterly incentive award made to the employee for the most recent three fiscal years ending prior to the date of termination; (iv) interest on the amounts described in (i), (ii) and (iii); and (v) unless the employee’s termination of employment is the result of the employee’s disability, continued participation at our cost in employee benefit plans available to our employees generally in which the employee was participating, until the earlier of receiving equivalent benefits from a subsequent employer or one year from the date of termination.

For purposes of the Severance Agreements, an employee’s fiscal-year compensation generally includes compensation includable in the gross income of the employee, but excludes amounts realized on the exercise of non-qualified stock options, amounts realized from the sale of stock acquired under an incentive stock option or an employee stock purchase plan and compensation deferrals made pursuant to any plan or arrangement maintained by us. In the case of two executive officers, the Lump-Sum Payment shall in no event be less than two times the employee’s annual rate of base salary at the higher of the annual rate in effect (i) immediately prior to the date of termination or (ii) on the date six months prior to the date of termination. In the case of the other executive officers and other employees party to the Severance Agreements, the Lump-Sum Payment shall in no event be less than one times the employee’s annual rate of base salary at the higher of the annual rate in effect (i) immediately prior to the date of termination or (ii) on the date six months prior to the date of termination. Under the Severance Agreements, in the event of a change in control, unvested awards and benefits (other than stock options or awards) allocated to the employee under incentive plans shall fully vest and become payable in cash. However, vesting of stock options or other awards may accelerate upon a change in control as set forth in the applicable option or award agreement.

The Severance Agreements provide that in the event any payment by us would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties are incurred by the employee with respect to such excise tax, then the employee will be entitled to an additional payment in an amount such that, after payment by the employee of all taxes, the employee is in the same after-tax position as if no excise tax had been imposed. Under the Severance Agreements, we agree to indemnify the employee to the fullest extent permitted by law if the employee is a party or threatened to be made a party to any action, suit or proceeding in which the employee is involved by reason of the fact that the employee is or was a director or officer of ours, by reason of any action taken by him or of any action on his part while acting as director or officer of ours or by reason of the fact that he is or was serving at the request of us as a director, officer, employee or agent of another enterprise. We also agree to obtain and maintain a directors’ and officers’ liability insurance policy covering the employee. The Severance Agreements terminate upon the earlier of (a) termination of employment for any reason prior to a change in control or (b) three years after the date of a change in control.

In addition to the above Severance Agreements, we entered into Severance Compensation Agreements (the “Severance Compensation Agreements”) with one executive officer that joined us during fiscal 2004 and two executive officers that joined us in fiscal 2003. A form of the Severance Compensation Agreement was attached as Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2004 and as Exhibit 10.15 to our annual report on Form 10-K for fiscal 2003. As of May 8, 2007, we only have Severance Compensation Agreements with the two executive officers that joined us in fiscal 2003. The Severance Compensation Agreements provide that if the employee’s employment with us is terminated, other than as a result of death, disability, retirement or termination by us for cause, the employee will be entitled to receive from us a lump-sum payment within five days after the date of termination and certain benefits. The lump-sum payment and benefits include (i) base salary for six months; (ii) earned but unpaid base salary through the date of termination; (iii) a quarterly incentive award for the current fiscal quarter prorated through the date of termination equal to the quarterly incentive award made to the employee for the most recent fiscal quarter ending prior to the date of termination; and (iv) continued participation at our cost in employee benefit plans available to our employees generally in which the employee was participating, until the earlier of receiving equivalent benefits from a subsequent employer or six months from the date of termination.

Non-Compete Agreements

Each of Messrs. Parkinson and Vipond are parties to the Stock and Warrant Holders Agreement, dated as of December 31, 1993, whereby each has agreed not to compete with us for so long as he is employed by us. At our election, the non-compete agreement may be extended for two years after termination of employment provided that, we pay for a period of two years, in accordance with our normal pay periods, 50% of the individual’s average annual compensation, defined to be the average annual compensation (consisting of salary and cash compensation pursuant to incentive plans) for the three calendar years preceding the date of termination if termination of employment is voluntary or for cause and 100% if employment terminates for any other reason.

REPORT OF COMPENSATION COMMITTEE

We have a standing Compensation Committee. The Compensation Committee operates pursuant to a charter (the “Compensation Committee Charter”) approved and adopted by the Board. A copy of the Compensation Committee Charter is available on our website at www.tsainc.com in the Investor Relations — Corporate Governance section. The Compensation Committee members are Messrs. Alexander, Kever and Seymour, each of whom served for all of fiscal 2006 and is “independent” as defined in Rule 4200(a) of the NASD listing standards. The Compensation Committee approves base salary and incentive compensation for, and addresses other compensation matters with respect to, our officers, including executive officers. The Compensation Committee grants all stock options and other equity awards to executive officers and other employees based on management recommendations.

Compensation Philosophy and Process

We operate in the extremely competitive and rapidly changing technology industry. Our compensation program is intended to provide executive officers with overall levels of compensation opportunity that are competitive within the software and computer services industries, as well as within a broader spectrum of companies of comparable size and complexity. Our compensation program is structured and administered to (i) attract, motivate and retain talented executives responsible for our success, (ii) support our business strategy and (iii) generate favorable returns for our stockholders by aligning the interests of executive officers with those of stockholders.

Prior to setting fiscal 2006 executive officer compensation, we engaged Watson Wyatt to provide independent advice regarding the structure and competitiveness of the overall executive officer compensation program. Competitive data from a peer group of similar companies approved by the Compensation Committee was utilized in the establishment of the fiscal 2006 compensation program for executive officers.

Compensation Components

Our fiscal 2006 executive compensation program consisted of base salaries, annual incentive plans, and long-term equity incentive awards.

Base Salary.   Each executive officer’s base salary, except the CEO’s, is based on the recommendation of the CEO to the Compensation Committee taking into account competitive data from the peer group as well as our operating budget for the year, relative levels of incentive compensation and long-term equity, the performance of a particular executive’s business unit or department in relation to established strategic plans, and our overall operating performance.

Incentive Compensation Plan.   A cash incentive compensation plan is established for each executive officer at the beginning of each fiscal year as part of the review of our strategic plan and establishment of our annual operating budget. The CEO provides recommendations to the Compensation Committee for incentive compensation for each executive officer, excluding himself.

In fiscal 2006, an executive’s potential compensation under our incentive compensation plans was related to our revenue, operating margins, recurring revenue, the financial performance of the executive’s division or department and individual business objectives, with each component having an established weighting within a plan. The plans provided for incentive payments ranging from 0% to 200% of the targeted incentive with 10% of the targeted incentive compensation being earned for 91% achievement of the established components to 200% of the targeted incentive compensation being earned for 108.3% achievement of the established components. The incentive compensation earned during fiscal 2006 by our executive officers exceeded targeted levels established for one executive officer.

Long-Term Equity Compensation.   In fiscal 2006, long-term equity compensation consisted of the expected value of stock options and LTIP Performance Shares (as defined below). The goal of our long-term equity compensation is to align the interests of executive officers with stockholders and to provide each executive officer with an incentive to manage the company from the perspective of an owner with an equity stake in the business.

Stock Options.   Stock options are granted to executive officers and other key employees in amounts based upon their position and individual performance. Stock options are granted at fair market value at the time of grant and have a term of ten years. Each stock option grant allows the executive officer to acquire shares of our common stock at a fixed price per share based on the fair market value at the time of grant. The stock option grants will only provide a return to the executive if our common stock appreciates over the option term.

LTIP Performance Shares.   In late fiscal 2005, we adopted a long term-incentive program (“LTIP”) pursuant to which our executive officers and other senior managers will be eligible to receive performance shares representing shares of our common stock (“LTIP Performance Shares”) on an annual basis. The LTIP Performance Shares are earned based upon the achievement, over a three-year period (the “Performance Period”), of performance goals relating to the following: (a) the compound annual growth over the Performance Period in the 60-month contracted backlog for the company and all subsidiaries as determined by us, (b) the compound annual growth over the Performance Period in the diluted earnings per share as reported in our financial statements, and (c) the compound annual growth over the Performance Period in the total revenues as reported in our financial statements. Each of the performance goals will have an established weighting within the applicable annual statement of performance goals. Together with stock options, LTIP Performance Shares serve to align executives’ interests with stockholders and provide incentives for the creation of long-term stockholder value. The Performance Period for the initial grant of LTIP Performance Shares commenced with fiscal 2006 and runs through fiscal 2008.

CEO’s Compensation.   On March 8, 2005, we entered into an employment agreement with Philip G. Heasley (the “CEO Employment Agreement”). The CEO Employment Agreement provides that Mr. Heasley will receive an initial base salary of $500,000 per year and shall be eligible for on-target incentive compensation of $500,000 per year. In determining the CEO compensation, we engaged Watson Wyatt to provide a competitive analysis of CEO compensation and, along with other of our outside advisors, to provide advice and counsel on the material terms of the CEO Employment Agreement. The Compensation Committee believes that the structure of Mr. Heasley’s compensation, consisting of base salary, incentive compensation and stock option awards, aligns Mr. Heasley’s interests with the long-term interest of our stockholders.

As of the date of the CEO Employment Agreement, Mr. Heasley’s annualized base salary of $500,000 was between the 50th and 75th percentile of the competitive market data provided by Watson Wyatt. At 100% of his base salary, Mr. Heasley’s on-target incentive compensation is a significant portion of his total potential annual compensation. The Compensation Committee determined that tying a significant portion of Mr. Heasley’s potential annual compensation to performance criteria established under our incentive compensation plans provides appropriate incentive for Mr. Heasley to achieve our financial and strategic objectives. As of the date of the CEO Employment Agreement, Mr. Heasley’s total on-target annualized compensation of $1,000,000 was at approximately the 75th percentile of the competitive market data.

For fiscal 2006, Mr. Heasley’s cash incentive compensation was based upon the achievement of key financial performance objectives established under our 2006 incentive compensation plan for executive officers generally. In accordance with the terms of our 2006 incentive compensation plan,

Mr. Heasley received fiscal 2006 cash incentive compensation of $360,378 which represents 72% of his annual on-target amount.

Pursuant to the CEO Employment Agreement, we granted Mr. Heasley an option to purchase 1,000,000 shares of our common stock with an exercise price of $22.65 per share. Six hundred thousand (600,000) of the option shares are time-vested and will vest 25% per year beginning with the first anniversary of the date of grant. The remaining four hundred thousand (400,000) of the option shares are performance-vested and will vest, if at all, upon the attainment by us, at any time following the second anniversary of the date of grant of the option, of a market price per share of our common stock of at least $50 for 60 consecutive trading days. Mr. Heasley’s stock option agreement provides for accelerated vesting of the option shares under certain circumstances as set forth in the option agreements.

On December 13, 2005, we granted Mr. Heasley 12,000 LTIP Performance Shares with a grant date fair value of $29.96 per share. These Performance Shares are earned, if at all, based upon the achievement during a Performance Period from October 1, 2005 through September 30, 2008, of performance goals related to (i) the compound annual growth over the Performance Period in our 60-month contracted backlog as determined by us, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in our consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in our consolidated financial statements. The performance goal weightings are 20% for 60-month contracted backlog, 40% for diluted earnings per share and 40% for total revenues. In no event will any of Mr. Heasley’s LTIP Performance Shares become earned if our earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period.

The CEO Employment Agreement requires that Mr. Heasley purchase and hold during the initial four-year term of the agreement a minimum of 100,000 shares of our common stock. At the end of fiscal 2006, Mr. Heasley held 113,877 shares of our common stock.

Compliance with Internal Revenue Code Section 162(m).   Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the corporation’s CEO and the four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met.

Compensation Committee Interlocks and Insider Participation.   No member of the Compensation Committee was at any time during fiscal 2006, or at any other time, an officer or employee of ours. No executive officer of ours serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or Compensation Committee.

PERFORMANCE GRAPH

In accordance with applicable SEC rules, the following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Computer & Data Processing Services Index for comparison.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG TRANSACTION SYSTEMS ARCHITECTS, INC., THE S & P 500 INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

*                    $100 invested on 9/30/01 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2006, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth, as of September 30, 2006, certain information related to our compensation plans under which shares of common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,444,378	$18.26	1,567,135	(1)
Equity compensation plans not approved by security holders (2)	14,712	$14.18	0
Total	3,459,090	$18.24	1,567,135

(1)            Includes shares remaining available for future issuance under the 1999 Stock Option Plan, as amended, and the 2005 Incentive Plan. This number reflects shares reserved for issuance in connection with long-term incentive awards under the 2005 Incentive Plan outstanding as of September 30, 2006 based on the targeted award amounts. The maximum number of shares that may be issued under the 2005 Incentive Plan as restricted stock, restricted stock units, performance shares and performance units (after taking into account forfeitures, expirations and transfers upon satisfaction of any withholding amount) is 2,500,000 shares of common stock.

(2)            In connection with the acquisition of MessagingDirect, Ltd. (“MDL”) in 2001, we assumed the MDL Amended and Restated Employee Share Option Plan. Options under this plan became 100% vested upon the acquisition and have terms of eight years from the original date of grant by MDL. Under the 2000 Non-Employee Director Stock Option Plan, options vest annually over a period of three years and have a term of ten years from the date of grant. The exercise price of options granted under the 2000 Non-Employee Director Stock Option Plan is equal to the fair market value of the underlying common stock at the time of grant. Stockholder approval was neither required nor received in connection with the adoption of these plans and arrangements. Of the 14,712 outstanding options under these plans, 2,212 are options outstanding under the MDL Amended and Restated Employee Share Option Plan and 12,500 are options outstanding under the 2000 Non-Employee Director Stock Option Plan. In connection with stockholder approval of the 2005 Incentive Plan, the Board terminated both the MDL Amended and Restated Employee Share Option Plan and the 2000 Non-Employee Director Stock Option Plan. Termination of such plans did not affect any options outstanding under these plans immediately prior to termination thereof.

Information Regarding Stock Ownership

The following table sets forth certain information regarding the beneficial ownership of common stock as of May 8, 2007 by (i) each of our directors, (ii) each of our Named Executive Officers, (iii) all executive officers and directors as a group, and (iv) each person known by us to beneficially own more than 5% of the outstanding shares of common stock. The percentages in this table are based on 37,159,895 outstanding shares of common stock, exclusive of 3,661,621 shares of common stock held as treasury stock by us. Beneficial ownership is determined in accordance with the rules of the

SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options held by that person that will be exercisable within 60 days of May 8, 2007, are deemed to be outstanding. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owner	Number of Shares	Percent
Westfield Capital Management Co. LLC (1)	1,976,964	5.32%
One Financial Center, 23rd Floor, Boston, MA 02111
Philip G. Heasley (2)	463,877	1.25%
Mark R. Vipond (3)	115,617	*
David R. Bankhead (4)	112,500	*
Anthony J. Parkinson (5)	96,080	*
Jim D. Kever (6)	71,750	*
Roger K. Alexander (7)	70,750	*
Richard Launder (8)	55,975	*
Harlan F. Seymour (9)	50,000	*
John E. Stokely (10)	44,000	*
John D. Curtis (11)	43,000	*
John M. Shay, Jr. (12)	11,000	*
All Directors and current Executive Officers as a group (15 persons)	1,254,476	3.38%

*                    Less than 1% of the outstanding common stock.

(1)            The number of shares in this table is based on reporting from NASDAQ Online as of May 8, 2007, based on the Schedule 13G and 13F filings as of such date. The Company is not aware of any additional filings by any person or company known to beneficially own more than 5% of the outstanding shares of common stock.

(2)            Includes 300,000 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 163,877 shares owned directly.

(3)            Includes 86,441 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 29,176 shares owned directly.

(4)            Consists solely of shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007).

(5)            Includes 89,986 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 6,094 shares owned directly.

(6)            Includes 68,250 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 3,500 shares owned directly.

(7)            Includes 68,250 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 2,500 shares owned directly.

(8)            Includes 44,999 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007), 9,376 shares owned directly and 1,600 shares owned by Mr. Launder’s wife.

(9)            Includes 46,000 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 4,000 shares owned directly.

  (10) Includes 42,000 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 2,000 shares owned directly.

  (11) Includes 42,000 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 1,000 shares owned directly.

  (12) Includes 10,000 shares issuable upon exercise of vested stock options (as of 60 days following May 8, 2007) and 1,000 shares owned directly.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Audit Fees.

The aggregate fees billed by KPMG for professional services rendered for the audit of our annual consolidated financial statements for fiscal 2006, the review of our quarterly financial statements and the audit of the effectiveness of our internal controls over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (established under the Sarbanes-Oxley Act of 2002) totaled approximately $4.9 million. The aggregate fees billed by KPMG for professional services rendered for the audit of our annual consolidated financial statements for fiscal 2005, the review of our quarterly financial statements and the audit of the effectiveness of our internal controls over financial reporting in accordance with the standards of the PCAOB totaled approximately $2.4 million.

Audit-Related Fees.

The aggregate fees billed by KPMG for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” above totaled $24,390 for fiscal 2006. The professional services rendered consisted of (i) technical accounting consultations related to acquisition accounting matters, and (ii) other technical accounting consultations. The aggregate fees billed by KPMG for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees” above totaled $36,500 for fiscal 2005. The professional services rendered consisted of (i) services associated with our filing of an SEC S-8 registration statement; and (iii) other technical accounting consultations related to acquisition accounting matters.

Tax Fees.

The aggregate fees billed by KPMG for tax-related services rendered to us for fiscal 2006 and 2005 totaled approximately $137,813 and $191,000, respectively. Tax fees billed by KPMG during fiscal 2006 and 2005 related primarily to tax planning projects and, to a lesser extent, tax compliance issues, including assistance in the preparation of (i) expatriate tax returns and payroll calculations, (ii) original and amended foreign income tax returns, (iii) amended state income tax returns, and (iv) foreign tax credit calculations.

All Other Fees.

In fiscal 2006 and fiscal 2005, there were no other fees billed by KPMG for services rendered to us, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

The Audit Committee has considered whether the provision of the services by KPMG, as described above in “Tax Fees” and “All Other Fees,” is compatible with maintaining the independent auditor’s independence.

Pre-Approval of Audit and Non-Audit Services

We have adopted policies and procedures for pre-approval of all audit and non-audit services to be provided to us by our independent auditor and its member firms. Under these policies and procedures, all audit and non-audit services to be performed by the independent auditor must be approved by the Audit Committee. A proposal for audit and non-audit services must include a description and purpose of the services, estimated fees and other terms of the services. To the extent a proposal relates to non-audit services, a determination that such services qualify as permitted non-audit services and an explanation as to why the provision of such services would not impair the independence of the independent auditor are also required. Any engagement letter relating to a proposal must be presented to the Audit Committee for review and approval, and the chairman of the Audit Committee may sign, or authorize an officer of us to sign, such engagement letter.

All services provided by the independent auditor in fiscal 2006 were approved by the Audit Committee.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this annual report on Form 10-K:

(1)   Financial Statements.   The following index lists consolidated financial statements and notes thereto filed as part of this annual report on Form 10-K: (The Statements are restated as noted)

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

(3)   Exhibits.   The following exhibit index lists exhibits incorporated herein by reference, filed as part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit No.			Description
3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02			Amended and Restated Bylaws of the Company (filed herewith)
4.01	(2)		Form of Common Stock Certificate
10.01	(3)	*	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10.02	(4)	*	ACI Holding, Inc. 1994 Stock Option Plan, as amended
10.03	(5)	*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10.04	(6)	*	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan, as amended
10.05	(7)	*	Transaction Systems Architects, Inc. 1999 Stock Option Plan, as amended
10.06	(8)	*	Transaction Systems Architects, Inc. 1999 Employee Stock Purchase Plan, as amended
10.07	(9)	*	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10.08	(10)	*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
10.09	(11)	*	Amendment to 2002 Non-Employee Director Stock Option Plan, Amendment No. 1 to Stock Option Agreement (dated as of May 8, 2002) and Amendment No. 1 to Stock Option Agreement (dated as of March 9, 2004)
10.10	(12)	*	Transaction Systems Architects, Inc. 2005 Equity and Performance Incentive Plan
10.11	(13)	*	Amended and Restated Severance Compensation Agreement between the Company and Gregory D. Derkacht

10.12	(14)	*	Severance Compensation Agreement between the Company and certain officers, including executive officers
10.13	(15)	*	Severance Compensation Agreement (Change in Control) between the Company and certain officers, including executive officers
10.14	(16)	*	Indemnification Agreement between the Company and certain officers, including executive officers
10.15	(17)		Asset Purchase Agreement by and between S2 Systems, Inc. and the Company
10.16	(18)	*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan
10.17	(19)	*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan
10.18	(20)	*	Form of Stock Option Agreement for the Company’s 1997 Management Stock Option Plan
10.19	(21)	*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan
10.20	(22)	*	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan
10.21	(23)	*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan
10.22	(24)	*	Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan
10.23	(25)	*	Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan
10.24	(26)	*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan
10.25	(27)	*	Employment Agreement by and between the Company and Philip G. Heasley, dated March 8, 2005
10.26	(28)	*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005
10.27	(29)	*	Change in Control Severance Compensation Agreement by and between the Company and Philip G. Heasley, dated March 8, 2005
10.28	(30)	*	Description of the 2006 Fiscal Year Management Incentive Compensation Plan
10.29	(31)	*	Separation Agreement and General Release between Dennis Jorgensen and the Company
10.30	(32)	*	MessagingDirect Ltd. Amended and Restated Employee Share Option Plan, as amended
10.31	(33)

Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG

10.32	(34)		Agreement and Plan of Merger dated August 28, 2006 by and among Transaction Systems Architects, Inc., Parakeet MergerSub Corp., and P&H Solutions, Inc.
10.33			Credit Agreement by and among Transaction Systems Architects, Inc. and Wachovia Bank, National Association (filed herewith)
10.34	(35)	*	Fifth Amended and Restated Employment Agreement between the Company and Gregory D. Derkacht
10.35	(36)	*	Description of the 2007 Fiscal Year Management Incentive Compensation Plan
10.36	(37)	*	Description of the 2007 Calendar Year Management Incentive Compensation Plan
21.01			Subsidiaries of the Registrant (filed herewith)
23.01			Consent of Independent Registered Public Accounting Firm (filed herewith)

31.01	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)            Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed on January 26, 2005 (File No. 000-25346).

(2)            Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(3)            Incorporated herein by reference to Exhibit 10.09 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)            Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(5)            Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(6)            Incorporated herein by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(7)            Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(8)            Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2005.

(9)            Incorporated herein by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

  (10) Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

  (11) Incorporated herein by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 10, 2005.

  (12) Incorporated herein by reference to Annex B to the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders filed on January 26, 2005 (File No. 000-25346).

  (13) Incorporated herein by reference to Exhibit E of Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 29, 2004.

  (14) Incorporated herein by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

  (15) Incorporated herein by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

  (16) Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

  (17) Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 1, 2005.

  (18) Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

  (19) Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

  (20) Incorporated herein by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

  (21) Incorporated herein by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

  (22) Incorporated herein by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

  (23) Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

  (24) Incorporated herein by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 10, 2005.

  (25) Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2005.

  (26) Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 20, 2005.

  (27) Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 10, 2005.

  (28) Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.

  (29) Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 10, 2005.

  (30) Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 20, 2005.

  (31) Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 13, 2005.

  (32) Incorporated herein by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

  (33) Incorporated herein by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006.

  (34) Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 1, 2006.

  (35) Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K/A filed December 21, 2005.

  (36) Incorporated herein by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed December 21, 2006.

  (37) Incorporated herein by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed March 21, 2007.

*                    Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Transaction Systems Architects, Inc.:

We have audited the accompanying consolidated balance sheets of Transaction Systems Architects, Inc. and subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transaction Systems Architects, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the consolidated financial statements as of September 30, 2005, and for each of the years in the two-year period ended September 30, 2005, have been restated. In 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 10, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Omaha, Nebraska
May 10, 2007

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2006	September 30, 2005
		Restated
ASSETS
Current assets
Cash and cash equivalents	$110,148	$83,693
Marketable securities	—	72,819
Billed receivables, net of allowances of $2,110 and $2,390	72,439	63,530
Accrued receivables	14,443	5,535
Recoverable income taxes	—	3,474
Deferred income taxes, net	9,410	2,552
Other current assets	19,079	13,009
Total current assets	225,519	244,612
Property, plant and equipment, net	14,306	9,089
Software, net	34,294	4,930
Goodwill	191,518	66,169
Other intangible assets, net	42,435	13,573
Deferred income taxes, net	12,294	22,204
Other assets	13,781	3,123
Total assets	$534,147	$363,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt — financing agreements	$—	$2,165
Accounts payable	15,090	9,521
Accrued employee compensation	30,089	19,296
Deferred revenue	78,996	81,374
Income taxes payable	1,788	—
Accrued settlement for class action litigation (Note 18)	8,450	—
Accrued and other current liabilities	23,174	11,662
Total current liabilities	157,587	124,018
Debt — financing agreements	—	154
Deferred revenue	20,380	20,450
Note payable under credit facility	75,000	—
Other noncurrent liabilities	13,968	1,640
Total liabilities	266,935	146,262
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and 2005	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,823,728 shares issued at September 30, 2006	204	202
Treasury stock, at cost, 3,561,745 and 2,943,109 shares issued at September 30, 2006 and 2005, respectively	(94,313)	(68,596)
Additional paid-in capital	307,553	288,001
Retained earnings	62,357	6,992
Accumulated other comprehensive loss	(8,589)	(9,161)
Total stockholders’ equity	267,212	217,438
Total liabilities and stockholders’ equity	$534,147	$363,700

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Fiscal Years Ended September 30,
	2006	2005	2004
		Restated	Restated
Revenues:
Software license fees	$175,629	$168,422	$157,402
Maintenance fees	103,708	93,501	88,484
Services	68,565	51,314	46,898
Total revenues	347,902	313,237	292,784
Expenses:
Cost of software license fees	31,124	24,666	25,045
Cost of maintenance and services	79,622	60,337	57,380
Research and development	40,768	39,688	38,013
Selling and marketing	66,720	65,612	61,139
General and administrative	67,440	58,683	56,913
Settlement of class action litigation	8,450	—	—
Total expenses	294,124	248,986	238,490
Operating income	53,778	64,251	54,294
Other income (expense):
Interest income	7,825	3,843	1,762
Interest expense	(185)	(510)	(1,435)
Other, net	(543)	(1,681)	2,294
Total other income (expense)	7,097	1,652	2,621
Income before income taxes	60,875	65,903	56,915
Income tax provision	(5,510)	(22,804)	(10,609)
Net income	$55,365	$43,099	$46,306
Earnings per share information
Weighted average shares outstanding
Basic	37,369	37,682	37,001
Diluted	38,237	38,507	38,117
Earnings per share
Basic	$1.48	$1.14	$1.25
Diluted	$1.45	$1.12	$1.21

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock (1)	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2003 as previously reported	$188	$(35,258)	$235,767	$(69,602)	$(8,221)	$122,874
Adjustments to opening shareholders’ equity			13,316	(12,811)		505
Balance as of September 30, 2003 (restated)	$188	$(35,258)	$249,083	$(82,413)	$(8,221)	$123,379
Comprehensive income information:
Net income (restated)	—	—	—	46,306	—	46,306
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(1,755)	(1,755)
Change in unrealized investment holding loss	—	—	—	—	77	77
Reclassification adjustment for loss realized in net income	—	—	—	—	124	124
Comprehensive income (restated)						44,752
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	957	—	—	957
Exercises of stock options	8	—	13,106	—	—	13,114
Tax benefit of stock options exercised (restated)	—	—	4,593	—	—	4,593
Stock option compensation (restated)	—	—	667	—	—	667
Balance at September 30, 2004 (restated)	196	(35,258)	268,406	(36,107)	(9,775)	187,462
Comprehensive income information:
Net income (restated)	—	—	—	43,099	—	43,099
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	620	620
Change in unrealized investment holding loss	—	—	—	—	(6)	(6)
Comprehensive income (restated)						43,713
Repurchases of common stock	—	(33,338)	—	—	—	(33,338)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,007	—	—	1,007
Exercises of stock options	6	—	14,114	—	—	14,120
Tax benefit of stock options exercised (restated)	—	—	4,061	—	—	4,061
Stock option compensation (restated)	—	—	413	—	—	413
Balance at September 30, 2005 (restated)	202	(68,596)	288,001	6,992	(9,161)	217,438
Comprehensive income information:
Net income	—	—	—	55,365	—	55,365
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	566	566
Change in unrealized investment holding loss	—	—	—	—	6	6
Comprehensive income						55,937
Repurchases of common stock	—	(40,156)	—	—	—	(40,156)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	507	751	—	—	1,258
Exercises of stock options	2	6,002	5,752	—	—	11,756
Issuance of common stock in connection with eps acquisition	—	7,930	3,125	—	—	11,055
Tax benefit of stock options exercised	—	—	3,610	—	—	3,610
Stock option compensation	—	—	6,314	—	—	6,314
Balance at September 30, 2006	$204	$(94,313)	$307,553	$62,357	$(8,589)	$267,212

(1)             During fiscal 2005, the Company’s stockholders approved a proposal that re-designated the Company’s Class A Common Stock as Common Stock without modification of the rights, preferences or privileges associated with such shares and eliminated the Company’s Class A Common Stock.

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Years Ended September
	2006	2005	2004
		Restated	Restated
Cash flows from operating activities:
Net income	$55,365	$43,099	$46,306
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,984	3,832	4,203
Amortization	4,377	1,348	2,368
Tax expense of intellectual property shift	637	—	—
Loss on disposal of assets	452	119	36
Loss on sale of marketable securities	—	—	124
Deferred income taxes	(9,810)	(1,177)	(3,049)
Stock-based compensation expense	6,314	413	667
Tax benefit of stock options exercised	1,370	4,061	4,593
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(6,226)	(9,751)	(1,837)
Other current assets	(810)	(3,289)	(1,728)
Other assets	151	(1,073)	(3,917)
Accounts payable	(1,381)	1,792	(279)
Accrued employee compensation	(2,483)	4,372	3,057
Accrued liabilities	(334)	(375)	50
Accrued settlement for class action litigation	8,450	—	—
Current income taxes	(1,600)	8,050	461
Deferred revenue	(7,354)	1,502	6,743
Other current and noncurrent liabilities	9,599	228	293
Net cash flows from operating activities	60,701	53,151	58,091
Cash flows from investing activities:
Purchases of property and equipment	(3,928)	(3,832)	(2,889)
Purchases of software and distribution rights	(2,060)	(1,573)	(973)
Purchases of marketable securities	(50,938)	(85,301)	(1,300)
Sales of marketable securities	123,763	47,864	2,258
Acquisition of businesses	(146,274)	(36,568)	—
Net cash flows from investing activities	(79,437)	(79,410)	(2,904)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,258	1,007	957
Proceeds from exercises of stock options	11,756	14,120	13,114
Excess tax benefit of stock options exercised	2,240	—	—
Purchases of common stock	(39,676)	(33,014)	—
Borrowings under revolving credit facility	75,000	—	—
Payments on debt	(2,319)	(7,264)	(16,319)
Payments on capital leases	(1,405)	(44)	(97)
Payment for debt issuance costs	(1,680)	—	—
Other	(18)	439	(475)
Net cash flows from financing activities	45,156	(24,756)	(2,820)
Effect of exchange rate fluctuations on cash	35	510	2,872
Net increase (decrease) in cash and cash equivalents	26,455	(50,505)	55,239
Cash and cash equivalents, beginning of period	83,693	134,198	78,959
Cash and cash equivalents, end of period	$110,148	$83,693	$134,198
Supplemental cash flow information:
Income taxes paid, net	$2,069	$11,283	$7,189
Interest paid	$153	$519	$1,595
Supplemental noncash investing activities:
Shares issued in connection with acquisition	$11,055	$—	$—
Costs accrued in connection with acquisition	$606	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Summary of Significant Accounting Policies

Nature of Business

Transaction Systems Architects, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “TSA” or the “Company”), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and electronic-payment processors, both in domestic and international markets.

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal 2006, 2005 and 2004, approximately 57%, 57%, and 59%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of acquisition include: eps Electronic Payment Systems AG (“eps”), and its subsidiaries acquired during 2006; P&H Solutions, Inc. (“P&H”), acquired during 2006; and S2 Systems, Inc. (“S2”), acquired during 2005. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees.   The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition. For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or “PCS”) or other

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied.

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

Certain of the Company’s software license arrangements are short-term, time-based license arrangements; allow the customer to vary their software mix; or include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal rates. For these arrangements, VSOE of fair value of PCS does not exist and revenues are therefore recognized ratably over the PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually-specified amounts assigned to the various elements, including software license fees, maintenance fees and services revenue. The following are amounts included in revenues in the consolidated statements of operations for which VSOE of fair value does not exist for each element (in thousands):

	Year Ended September 30,
	2006	2005	2004
Software license fees	$15,432	$20,227	$26,618
Maintenance fees	5,632	6,455	7,603
Services	4,441	1,438	—
Total	$25,505	$28,120	$34,221

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maintenance Fees.   Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE exists for the PCS element. For those situations in which VSOE exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ARB No. 45 and the relevant guidance provided by SOP 81-1. For those arrangements in which VSOE does not exist for the PCS element, revenue is recognized to the extent direct and incremental costs are incurred until such time as the services are complete when the Company believes that the contract will not result in a loss. Once services are complete, all remaining revenue is then recognized ratably over the remaining PCS period.

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

The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate agreements for revenue recognition purposes. The Company evaluates the facts and circumstances related to each situation in order to reach appropriate conclusions regarding whether such arrangements are related or separate. The conclusions reached can impact the timing of revenue recognition related to those arrangements.

Cash, Cash Equivalents and Marketable Securities

The Company classifies its investments in auction rate notes as marketable securities. Although auction rate notes are AAA rated and are traded via the auction process within a period of three months or less, the Company determined that classification of these securities as marketable securities is appropriate due to the potential uncertainties inherent with any auction process plus the long-term nature of the underlying securities. The Company considers all other highly liquid investments with original maturities of three months or less to be cash equivalents.

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

	Year Ended September 30,
	2006	2005	2004
Balance, beginning of period	$2,390	$2,834	$4,037
Additions related to acquisition of S2	—	1,060	—
Additions related to acquisition of eps	113	—	—
Additions related to acquisition of P&H	235	—	—
Provision (recovery) released from (to) general and administrative expense	206	(1,391)	(1,247)
Amounts written off, net of recoveries	(834)	(113)	44
Balance, end of period	$2,110	$2,390	$2,834

Amounts released to general and administrative expenses during fiscal 2006, 2005 and 2004 reflect reductions in the general allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, as well as collection of customer-specific receivables which were previously reserved for as doubtful of collection.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives:

Computer and office equipment	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of useful life of improvement or remaining term of lease
Vehicles and other	4-5 years

Assets under capital leases are amortized over the shorter of the asset life or the lease term.

Software

Software consists of internally-developed software and purchased software. Internally developed software may be for internal use or available for sale. Costs related to certain internally-developed software, which is available for sale, are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. Internally-developed software for internal use is capitalized in accordance with

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“internal-use software”).

Purchased software consists of computer software obtained from third-party suppliers for internal use that is capitalized in accordance with SOP 98-1. Purchased software also consists of software that was acquired primarily as the result of a business acquisition whether for internal use (accounted for in accordance with SOP 98-1) or to be marketed externally (“acquired software”) (accounted for in accordance with SFAS No. 86).

Amortization of internally-developed software costs to be sold or marketed and purchased software acquired as a result of a business combination to be marketed externally, begins when the product is available for licensing to customers and is determined on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of anticipated future gross revenue or remaining estimated economic life of the software product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of internal-use software, including internally-developed and purchased software, is generally computed using the straight-line method over estimated useful lives of three years.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company assesses goodwill for impairment at least annually. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

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

Debt — Financing Agreements

In the past, as an element of its cash management program, the Company periodically sold rights to future payment streams under software license arrangements with extended payment terms. In accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 88-18, Sales of Future Revenues, the Company recorded the proceeds received from these financing agreements as debt. The Company reduces the debt principal as payments are made. Interest on the debt accrues monthly and is computed using the effective interest method.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders’ equity. The Company issues shares of treasury stock upon exercise of stock options and for issuances of common stock pursuant to the Company’s employee stock purchase plan. The Company also issued shares of treasury stock in connection with the eps acquisition in which the Company issued restricted shares of the Company’s common stock. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

Stock-Based Compensation Plans

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees based on estimated fair values. SFAS No. 123(R) also amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations. In March 2005, the SEC issued SAB No. 107, which does not modify any of SFAS No. 123(R)’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

All of the Company’s existing stock-based compensation awards have been determined to be equity-classified awards. The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of stock-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e. nonvested awards). The compensation cost is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company will recognize compensation cost relating to the nonvested portion of those awards in the financial statements beginning with the date on which SFAS No. 123(R) is adopted through the end of the requisite service period. Under the modified prospective transition method, the financial statements are unchanged for periods prior to adoption and the pro forma disclosures previously required by SFAS No. 123 for those prior periods will continue to be required to the extent those amounts differ from the amounts in the statement of operations.

In accordance with SFAS No. 123(R), the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Share-based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 14, “Stock-Based Compensation Plans”.

During fiscal 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share and 40,000 stock options with a grant date fair value of $11.36 per share that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. In order to determine the grant date fair value of the stock options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Stock Market. These awards are expensed over the derived service period of 3.6 years.

Pursuant to the Company’s 2005 Equity and Performance Incentive Plan, the Company grants long-term incentive program performance share awards (“LTIP Performance Shares”) to key employees of the Company, including named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month contracted backlog as determined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Expense related to these awards is accrued if the attainment of performance indicators is probable as determined by management. The expense is recognized over the three year Performance Period.

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock option plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations. Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. Additionally, there were certain awards that were accounted for under the variable accounting method. Under that method, charges or benefits are taken each reporting period to reflect increases or decreases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled.

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates. SFAS No. 154 will be effective for the Company’s fiscal year 2007.

In June 2005, the FASB issued FASB Staff Position No. (“FSP”) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of the Company’s fiscal 2006 or the date that an EU member country in which the Company might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on the Company’s financial position, results of operations or cash flows and the Company does not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on its financial position, results of operations or cash flows.

In June 2006, the FASB EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF No. 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company does not expect that the adoption of EITF No. 06-3 will have a material effect on its consolidated financial statements.

In June 2006, the FASB ratified EITF No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF No. 06-2”). EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for our fiscal year 2008 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company does not expect that the adoption of EITF No. 06-2 will have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for the Company’s 2008 fiscal year. The Company is currently evaluating the impact that this interpretation will have on its financial condition and/or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for the Company as of the end of its fiscal

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007. The Company does not expect the adoption of SFAS No. 158 to significantly affect its financial condition or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of FAS 159 on its Consolidated Financial Statements.

2.                Restatement of Consolidated Financial Statements

Stock Based Compensation Expense:

The Company initiated a review of its historical stock option granting practices following general public reports about option granting issues among public companies. The review was self-initiated and not prompted by any inquiry from a regulatory body, a “whistleblower” or other source. On October 27, 2006, the Company publicly announced a voluntary internal review (“the review”). The review was conducted by the audit committee of the Company’s board of directors (“the board”) with the assistance of independent counsel and forensic accountants. On March 16, 2007, the Company publicly announced the completion and key results of the review.

The independent counsel and its forensic accountants reviewed paper files, e-mails and electronic files; conducted interviews with current and former members of the board’s compensation committee, current and former directors, officers, employees and advisors; and conducted an extensive analysis of facts and circumstances related to all stock option grants made from the date of the Company’s IPO in 1995 to 2006.

In the course of the review, measurement date errors were noted. The Company applied the accounting standards then in effect to determine, for every grant, the proper measurement dates. As a result, the Company has restated its prior period financial statements to account for any stock-based compensation charges associated with the revised measurement dates. Accordingly, additional non-cash compensation expense and related tax effects are recorded over the relevant option service periods.

The Company previously applied APB Opinion No. 25, and its related Interpretations and provided the required pro forma disclosures under FAS No. 123 through the fiscal year ended September 30, 2005. APB Opinion No. 25, and its related interpretations required stock-based compensation expense to be recognized for any stock option for which the exercise price was below the market price on the applicable measurement date, and expense to be recognized over the service period of the stock option. The measurement date, as defined by APB Opinion No. 25, is the first date on which both (1) the number of stock options that an individual employee is entitled to receive and (2) the exercise price, if any, are established.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the period from the IPO in 1995 through 2002, the Company issued a total of approximately 8.8 million stock options. Major classifications of the options granted during this time were: broad-based grants to employees excluding the CEO and CFO (5.2 million stock options); CEO and CFO grants (1.4 million stock options); 1997 Management Plan excluding the CEO and CFO (0.8 million stock options); employee recognition awards (0.2 million stock options); non-employee director grants (0.2 million stock options). The remaining grants relate to employee hiring and promotions. Approximately 92%, or 8.1 million of the stock options granted in this period, were granted pursuant to 18 large grants and the remainder was granted pursuant to approximately 360 small grants.

Broad-Based Annual Grants to Employees Excluding the CEO and CFO — Approximately 5.2 million of the 8.8 million stock options issued during this period were issued pursuant to seven awards to over 2,000 employees, excluding options granted to the CEO and CFO. Prior to 2003, based upon formal board action and informal consultations with board members, the CEO and CFO believed they had been delegated authority to carry out the employee option granting process. Generally, the CEO approved the numbers of options and recipients, while the CFO set the grant date, which determined the exercise price.

For these grants, the review identified that the Compensation Committee and the CEO typically discussed the general allocation of stock options prior to the grant. The stock option granting process then included gathering recommendations from division level managers for the allocation of options within those divisions. When the proposed stock option lists were submitted by the manager, they were reviewed and approved by the CEO or CFO. This process typically continued beyond the original grant date. Generally, the investigation identified evidence of an approval of the list by the CEO or the CFO and the determination of the exercise price by the CFO. In many instances, the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the original grant date.

Based on all available evidence, the Company typically determined that the appropriate measurement date for these grants was the later of the following two dates: (a) the date on which evidence indicated that the Company’s former CEOs or CFOs approved a particular list (evidencing finality of that list) or (b) the date on which the price of the options was determined by the CFO with finality. Where information was not available to evidence either (a) or (b) above, the Company determined the appropriate measurement date to be the date on which, based upon all available evidence, the granting process was completed with finality. In most of those instances, the Company determined the measurement date to be when the grant was entered into the Company’s stock option software. Where changes were noted subsequent to the date a list appeared to be substantially complete, the Company determined, based on best available evidence, whether the changes constituted an extension of the option-granting process for the entire list or for the specific changes noted.

Option Exchange Program — On August 29, 2001, 1.95 million outstanding stock options were cancelled by the Company pursuant to a previously announced exchange program. On March 4, 2002, 1.82 million options (included in the 5.2 million of Annual Broad Based awards) were issued in replacement of these cancelled options. The difference between the number of cancelled options and the number of replacement options was due to employee departures between August 29, 2001 and March 4, 2002. The review indicated that the measurement date with respect to the March 4, 2002 options was the same as the original grant date. As a result, no compensation charge related to

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

substantially all of the replacement options was required. The Company did determine that options for three individuals were cancelled after August 29, 2001 which resulted in variable plan accounting for the respective replacement awards granted on March 4, 2002, as the lapsed period between the cancellation and replacement awards was not sufficient to permit the replacement options to be considered new grants.

Under APB Opinion No. 25 and FASB Interpretation Number 44 (“FIN 44”), Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25, the cancellation of options, other than for non-performance or termination of employment, requires that any unamortized stock-based compensation expense associated with the cancelled options be recognized in the period in which the cancellation occurs. Based on changes to measurement dates for grants prior to the August 29, 2001 cancellation that remained unvested, the Company was required to record the unrecognized compensation expense of approximately $2.1 million associated with the cancelled stock options on August 29, 2001.

CEO and CFO Grants — Approximately 1.4 million of the 8.8 million options issued during this period were granted to the then CEOs and CFOs. While approving grant awards to other employees, the CEO and CFO granted options to themselves. Given the role the CEO and CFO played in the options granting process, the Company has determined that the appropriate measurement date for options issued to the former CEOs and CFOs was the date on which the Board or Compensation Committee took action to ratify their grants, except for the 1997 Management Plan Grants noted below. Also, as noted above, in many instances, the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the original grant date. The change in measurement dates for these grants resulted in an additional compensation charge of approximately $2.9 million.

1997 Management Plan Grants — In March and April 1997, the Company issued approximately 0.8 million options to certain members of management, excluding options granted to the CEO and CFO. The terms of the 1997 Option Plan included that the grantees accept the options and pay $3 for each option. Based on the acceptance provision, the Company has determined the appropriate measurement dates to be the date on which the grantee accepted the offer to purchase the options. In the few situations where the Company did not have evidence of acceptance by or payment from the grantee, the Company utilized best available evidence for the determination of a measurement date. Based on the Compensation Committee’s consideration of this plan and anticipated grants to the CEO and the CFO prior to the acceptance of their awards, the Company determined that the acceptance criteria should also be used in determining the measurement dates for the CEO and CFO. The change in measurement dates for these grants resulted in an additional compensation charge of approximately $0.2 million.

Employee Recognition Awards — Approximately 0.2 million of the 8.8 million options issued during this period were granted as part of the Company’s “President’s Awards” program. For these grants, managers were given an annual allotment based on CEO and CFO discussions with the Board. The allocation process typically continued beyond the original grant date. Also, as noted above, in many instances, the CFO used hindsight and often looked for the lowest stock price in the quarter in selecting the original grant date. The change in measurement dates for these grants resulted in an additional charge of approximately $0.2 million.

The Company has determined that the appropriate measurement date for these awards was the later of the following two dates: (a) the date on which evidence indicated that the Company’s former CEOs or CFOs approved a particular list (evidencing finality of that list) or (b) the date on which the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price of the options was determined by the CFO with finality. Where definitive information was not available to evidence either (a) or (b), the Company determined the appropriate measurement date to be the date on which, based upon all available evidence, the granting process was completed with finality. In most of those instances, the Company determined the measurement date to be when the grant was entered into its stock option software.  Where changes were noted subsequent to the date a list appeared to be substantially complete, the Company determined, based on best available evidence, whether the changes constituted an extension of the option-granting process for the entire list or for the specific changes noted.

Non-Employee director grants — Non-Employee Directors generally received automatic option grants pursuant to the 1996, 2000 and 2002 Directors Option Plans based on their initial election to the board, on the anniversary thereof, and other designated dates thereafter, as specified in the plans. Management has determined that the measurement dates related to the Non-Employee Directors followed the provisions of the plans and their exercise price was the date the Director was initially elected to the board and the anniversary dates thereafter. Accordingly, no compensation expense has been recognized for these awards.

For certain of the plans above, compensation expense was also recognized as a result of modifications that resulted in new measurement dates that were made to certain employee option grant awards in connection with termination agreements from fiscal 1995 through April 30, 2001, including acceleration of vesting for unvested options and extensions of exercise periods for vested options. Compensation expense for these modifications was recorded during the relevant periods. In almost all cases, no substantial services were rendered by the terminated employees. As a result, substantially all of the incremental compensation expense from these modifications was recognized in the period of the termination. The total compensation charge for these modifications from fiscal 1995 through April 30, 2001 was approximately $2.2 million.

The Company utilized all available evidence from the review to determine the revised measurement dates noted above. This process required a significant amount of judgment. In light of the significant judgment used, alternate approaches to those used by the Company could have resulted in different stock compensation charges than those recorded in the restatement.

While the Company believes it has made appropriate judgments in determining the financial and tax impacts of its historic stock option practices, the historical records and evidence available is incomplete and subject to interpretation. Consequently, additional or new information could bear on management’s judgment and related accounting adjustments.

The cumulative incremental stock compensation expense recognized by the Company for these errors (net of tax) is approximately $12.8 million for the effect on retained earnings on October 1, 2003.

The pretax incremental stock compensation expense recognized by the company for these errors (as described above) in 2005 and 2004 is $0.2 million and $0.5 million, respectively and related after tax impact for these years was $0.1 million and $0.4 million, respectively.

The balance sheet impact of the errors, which resulted in an increase to deferred tax assets, was $0.3 million at September 30, 2005.

The expense allocated to fiscal years 2003 through 2005 include the amortization of compensation expense and charges under the variable accounting method associated with options

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted in fiscal year 2002 and prior years. The incremental effect of recognizing additional stock-based compensation expense is as follows (in thousands):

	Pre-Tax Expense	After Tax Expense
1995	$55	$40
1996	73	61
1997	2,660	1,657
1998	1,652	1,061
1999	1,897	1,320
2000	4,343	2,994
2001	6,497	5,094
2002	461	316
2003	392	268
Total 1995 – 2003 Impact	18,030	12,811
2004	520	379
2005	204	147
2006	—	—
Total for all fiscal periods	$18,754	$13,337

Impact of Adjustments

As a result of these additional charges, the Company is restating its consolidated balance sheet as of September 30, 2005, and related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years ended September 30, 2005 and 2004.

The Company is also restating the pro forma expense disclosure required under SFAS No. 123 in Note 14 to reflect the impact of these adjustments for the years ended September 30, 2005 and 2004.

As a result of errors discovered in our reconciliation of deferred tax accounts, the Company recorded an entry to correct a deferred tax benefit that was previously recognized during the quarter ended June 30, 2006.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effects of the stock-based compensation, related tax adjustments, and other adjustments made to the Company’s previously reported consolidated balance sheet as of September 30, 2005 (in thousands):

	September 30, 2005
	Previously Reported	Adjustments		Restated
Current Assets:
Cash and cash equivalents	$83,693	$—		$83,693
Marketable securities	72,819	—		72,819
Billed receivables, net of allowances	63,530	—		63,530
Accrued receivables	5,535	—		5,535
Recoverable income taxes	3,474	—		3,474
Deferred income taxes, net	2,552	—		2,552
Other	13,009	—		13,009
Total current assets	244,612	—		244,612
Property and equipment, net	9,089	—		9,089
Software, net	4,930	—		4,930
Goodwill	66,169	—		66,169
Other intangible assets, net	13,573	—		13,573
Deferred income taxes, net	21,884	320	A	22,204
Other	3,123	—		3,123
Total assets	$363,380	$320		$363,700
Current Liabilities:
Current portion of debt — financing agreements	$2,165	$—		$2,165
Accounts payable	9,521	—		9,521
Accrued employee compensation	19,296	—		19,296
Deferred revenue	81,374	—		81,374
Accrued and other liabilities	11,662	—		11,662
Total current liabilities	124,018	—		124,018
Debt — financing agreements	154	—		154
Deferred revenue	20,450	—		20,450
Other	1,640	—		1,640
Total liabilities	146,262	—		146,262
Stockholders’ Equity
Common stock	202	—		202
Treasury stock	(68,596)	—		(68,596)
Additional paid-in capital	274,344	13,657	B	288,001
Retained earnings	20,329	(13,337	)B	6,992
Accumulated other comprehensive loss	(9,161)	—		(9,161)
Total stockholders’ equity	217,118	320		217,438
Total liabilities and stockholders’ equity	$363,380	$320		$363,700

A:               Adjustment to the deferred tax assets arising from the stock-based compensation charge.

B:              Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the effect of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of operations for the years ending September 30, 2005 and 2004 (in thousands):

	For the fiscal year ended September 30, 2005
	Previously Reported	Adjustments		Restated
Revenues:
Software license fees	$168,422	$—		$168,422
Maintenance fees	93,501	—		93,501
Services	51,314	—		51,314
Total revenues	313,237	—		313,237
Expenses:
Cost of software license fees	24,648	18	A	24,666
Cost of maintenance and services	60,336	1	A	60,337
Research and development	39,686	2	A	39,688
Selling and marketing	65,600	12	A	65,612
General and administrative	58,512	171	A	58,683
Total expenses	248,782	204		248,986
Operating income	64,455	(204)		64,251
Other income (expense):
Interest income	3,843	—		3,843
Interest expense	(510)	—		(510)
Other, net	(1,681)	—		(1,681)
Total other income (expense)	1,652	—		1,652
Income before income taxes	66,107	(204)		65,903
Income tax provision	(22,861)	57	B	(22,804)
Net income	$43,246	$(147)		$43,099
Earnings per share information Weighted average shares outstanding
Basic	37,682	—		37,682
Diluted	38,501	6		38,507
Earnings per share
Basic	$1.15	$(0.01)		$1.14
Diluted	$1.12	$—		$1.12

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:              Adjustment to the tax provision arising from the additional stock compensation expense.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal year ended September 30, 2004
	Previously Reported	Adjustments		Restated
Revenues:
Software license fees	$157,402	$—		$157,402
Maintenance fees	88,484	—		88,484
Services	46,898	—		46,898
Total revenues	292,784	—		292,784
Expenses:
Cost of software license fees	24,996	49	A	25,045
Cost of maintenance and services	57,380	—		57,380
Research and development	38,007	6	A	38,013
Selling and marketing	61,109	30	A	61,139
General and administrative	56,478	435	A	56,913
Total expenses	237,970	520		238,490
Operating income	54,814	(520)		54,294
Other income (expense):
Interest income	1,762	—		1,762
Interest expense	(1,435)	—		(1,435)
Other, net	2,294	—		2,294
Total other income (expense)	2,621	—		2,621
Income before income taxes	57,435	(520)		56,915
Income tax provision	(10,750)	141	B	(10,609)
Net income	$46,685	$(379)		$46,306
Earnings per share information
Weighted average shares outstanding
Basic	37,001	—		37,001
Diluted	38,076	41		38,117
Earnings per share
Basic	$1.26	$(0.01)		$1.25
Diluted	$1.23	$(0.02)		$1.21

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:              Adjustment to the tax provision arising from the additional stock compensation expense.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reconciles adjustments of each component of stockholders’ equity at the end of each fiscal year (in thousands):

	Additional Paid-In Capital	Retained Earnings	Net Impact on Stockholders’ Equity
2003	$13,316	$(12,811)	$505
2004	375	(379)	(4)
2005	(34)	(147)	(181)
	$13,657	$(13,337)	$320

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of cash flows (in thousands) for the years ending September 30, 2005 and 2004:

	For the fiscal year ended September 30, 2005
	Previously Reported	Adjustments		Restated
Cash flows from operating activities:
Net income	$ 43,246	$ (147	) A	$ 43,099
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,832	—		3,832
Amortization	1,348	—		1,348
Loss on disposal of assets	—	119	D	119
Deferred income taxes	(1,358)	181	B	(1,177)
Stock-based compensation expense	—	204	A	413
		209	D
Tax benefit of stock options exercised	4,299	(237	) C	4,062
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(9,751)	—		(9,751)
Other current assets	(3,289)	—		(3,289)
Other assets	(1,073)	—		(1,073)
Accounts payable	1,792	—		1,792
Accrued employee compensation	4,372	—		4,372
Accrued liabilities	(375)	—		(375)
Current income taxes	8,050	—		8,050
Deferred revenue	1,502	—		1,502
Other current and noncurrent liabilities	556	(119	) D	227
		(210	) D
Net cash flows from operating activities	53,151	—		53,151
Cash flows from investing activities:
Purchases of property and equipment	(3,832)	—		(3,832)
Purchases of software and distribution rights	(1,573)	—		(1,573)
Purchases of marketable securities	(85,301)	—		(85,301)
Sales of marketable securities	47,864	—		47,864
Acquisition of businesses	(36,568)	—		(36,568)
Net cash flows from investing activities	(79,410)	—		(79,410)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,007	—		1,007
Proceeds from exercises of stock options	14,120	—		14,120
Purchases of common stock	(33,014)	—		(33,014)
Payments on debt	(7,264)	—		(7,264)
Payments on capital leases	(44)	—		(44)
Other	439	—		439
Net cash flows from financing activities	(24,756)	—		(24,756)
Effect of exchange rate fluctuations on cash	510	—		510
Net increase (decrease) in cash and cash equivalents	(50,505)	—		(50,505)
Cash and cash equivalents, beginning of period	134,198	—		134,198
Cash and cash equivalents, end of period	$ 83,693	$ —		$ 83,693
Supplemental cash flow information:
Income taxes paid, net	$ 11,283			$ 11,283
Interest paid	$ 519			$ 519

A:                 Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:                 Adjustment to the deferred tax assets arising from the stock-based compensation charge.

C:                Adjustment to the tax provision arising from the recording of the additional stock compensation expense.

D:                Reclassifications to present stock-based compensation expense and loss on disposal of assets to conform to 2006 presentation.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal year ended September 30, 2004
	Previously Reported	Adjustments		Restated
Cash flows from operating activities:
Net income	$46,685	$(379	) A	$46,306
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,203	—		4,203
Amortization	2,368	—		2,368
Loss on disposal of assets	—	36	D	36
Loss on sale of marketable securities	124	—		124
Deferred income taxes	(3,054)	5	B	(3,049)
Stock-based compensation expense	—	520	A	667
		147	D
Tax benefit of stock options exercised	4,738	(145	) B	4,593
Changes in operating assets and liabilities:				—
Billed and accrued receivables, net	(1,837)	—		(1,837)
Other current assets	(1,728)	—		(1,728)
Other assets	(3,917)	—		(3,917)
Accounts payable	(279)	—		(279)
Accrued employee compensation	3,057	—		3,057
Accrued liabilities	50	—		50
Current income taxes	461	—		461
Deferred revenue	6,743	—		6,743
Other current and noncurrent liabilities	477	(148	) D	293
		(36	) D
Net cash flows from operating activities	58,091	—		58,091
Cash flows from investing activities:
Purchases of property and equipment	(2,889)	—		(2,889)
Purchases of software and distribution rights	(973)	—		(973)
Purchases of marketable securities	(1,300)	—		(1,300)
Sales of marketable securities	2,258	—		2,258
Acquisition of businesses	—	—		—
Net cash flows from investing activities	(2,904)	—		(2,904)
Cash flows from financing activities:
Proceeds from issuance of common stock	957	—		957
Proceeds from exercises of stock options	13,114	—		13,114
Payments on debt	(16,319)	—		(16,319)
Payments on capital leases	(97)	—		(97)
Other	(475)	—		(475)
Net cash flows from financing activities	(2,820)	—		(2,820)
Effect of exchange rate fluctuations on cash	2,872	—		2,872
Net increase (decrease) in cash and cash equivalents	55,239	—		55,239
Cash and cash equivalents, beginning of period	78,959	—		78,959
Cash and cash equivalents, end of period	$134,198	$—		$134,198
Supplemental cash flow information:
Income taxes paid, net	$7,189			$7,189
Interest paid	$1,595			$1,595

A:               Adjustment for additional stock compensation expense pursuant to APB Opinion No. 25 and related interpretations.

B:               Adjustment to the deferred tax assets arising from the stock-based compensation charge.

C:              Adjustment to the tax provision arising from the recording of the additional stock compensation expense.

D:               Reclassifications to present stock-based compensation expense and loss on disposal of assets to conform to 2006 presentation.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                Acquisitions

Fiscal 2006 Acquisitions

eps

On May 31, 2006, the Company acquired the outstanding shares of eps. The aggregate purchase price for eps was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition. eps, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps will provide the Company additional opportunities to sell its value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps’ testing and dispute management solutions into markets beyond Germany. In addition, eps’ presence in Romania will help the Company more rapidly develop its global offshore development and support capabilities.

The acquisition of eps occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. Cash consideration paid at the initial closing totaled $13.0 million, net of $3.1 million of cash acquired and the remaining cash consideration of $6.1 million was paid on October 31, 2006. All shares of the Company’s common stock issued as consideration for the eps acquisition were issued at the initial closing. The Company accounted for the acquisition of eps in its entirety as of May 31, 2006, and has recorded a liability, included in accrued and other liabilities at September 30, 2006, in the amount of $6.1 million for the remaining cash consideration that was paid on October 31, 2006. The Company has accounted for this as a delayed delivery of consideration as the price was fixed and not subject to change, with complete decision-making and control of eps held by the Company as of the date of the initial closing.

As noted, the consideration paid for eps included 330,827 shares of the Company’s common stock, all of which were issued from the Company’s treasury stock. Under the terms of the eps acquisition, the shares issued have restrictions that prohibit their resale for five years, provided, however, that these resale restrictions expire with respect to 20% of the shares each year commencing with the first anniversary of the initial closing. Due to the resale restrictions, with the assistance of an independent appraiser, the Company determined that a discount to the quoted market price of the Company’s common stock in the amount of 19% was appropriate for determining the fair market value of the shares issued. The Company valued the shares issued using an average of the market price of the Company’s common stock two days prior and subsequent to the parties agreeing to the terms of the acquisition and its announcement net of the 19% discount for the non-marketability of the shares. The fair market value of each share issued related to the eps acquisition was determined to be $33.42 per share.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing will be held in escrow as security for a potential contingent obligation. The Company distributed the escrow in October 2006 in accordance with the terms of the escrow arrangement as the contingent liability paid by the Company was recovered from a third party. Additionally, certain of the sellers of eps have committed to certain indemnification obligations as part of the sale of eps. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote.

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

	Amount	Weighted-Average Useful Lives
Current assets:
Billed receivables, net of allowances	$1,902
Accrued receivables	175
Other	451
Noncurrent assets:
Property and equipment	183
Developed software	5,012	5.0 years
Goodwill	22,349
Customer relationships, trade names and other intangible assets	5,681	7.4 years
Total assets acquired	35,753
Current liabilities	5,279
Long-term liabilities	76
Total liabilities assumed	5,355
Net assets acquired	$30,398

The finalization of the purchase price allocation, which is expected to be completed within one year from the date of the acquisition, may result in certain adjustments to the purchase price allocation. These adjustments may include claims related to a contract arrangement which includes contingencies not presently resolved which could directly impact the purchase price.

Subsequent to the initial allocation, the Company adjusted goodwill by $4.4 million in the fourth quarter of fiscal 2006 for certain items, primarily related to the establishment of deferred tax liabilities.

The goodwill is fully deductible for income tax purposes. Factors contributing to the purchase price which resulted in the recognized goodwill include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company.

The financial operating results of eps beginning June 1, 2006, have been included in the consolidated financial results of the Company for the year ended September 30, 2006.

P&H Solutions, Inc.

On August 28, 2006, the Company entered into an Agreement and Plan of Merger with P&H under the terms of which P&H became a wholly-owned subsidiary of the Company. P&H is a provider of Web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired. The Company’s accompanying consolidated statements of operations do not include any results of P&H operations as the acquisition occurred on the last business day of fiscal year 2006. The Company accounted for the acquisition as

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a purchase using the accounting standards established in SFAS No. 141, Business Combinations, and accordingly, the excess purchase price over the fair value of the underlying net assets acquired, of $99.2 million, was allocated to goodwill.

The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of P&H. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition, as well as the weighted-average useful lives of intangible assets (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Billed receivables, net of allowances	$6,131
Accrued receivables	1,782
Other	3,730
Noncurrent assets:
Property and equipment	5,317
Developed software	24,550	5.7 years
Goodwill	99,180
Customer relationships, noncompetes, and other intangible assets	25,134	7.6 years
Other	12,092
Total assets acquired	177,916
Current liabilities	22,340
Long-term liabilities	21,831
Total liabilities assumed	44,171
Net assets acquired	$133,745

This purchase price allocation is preliminary and may change due to the finalization of bad debt reserves and escrow distributions. The goodwill is fully deductible for income tax purposes. Factors contributing to the purchase price which resulted in the recognized goodwill include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company and to develop and market the Company’s products in an Application Software Provider (“ASP”)/ Hosting model.

Fiscal 2005 Acquisition

S2 Systems, Inc.

On July 29, 2005, the Company acquired the business of S2 through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software. S2 primarily served financial services and retail customers, which are homogeneous and complementary to the Company’s target markets. In addition to its U.S. operations, S2 had a significant presence in Europe, the Middle East and the Asia-Pacific region, generating nearly half of its revenue from international markets.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At closing, the Company paid cash of $35.7 million, inclusive of a working capital adjustment, of which $8.0 million was held in escrow at September 30, 2005. The Company paid an additional $0.9 million for acquisition-related costs. In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Billed receivables, net of allowances	$3,171
Other	2,610
Non-current assets:
Property and equipment	898
Software	3,012	8.0 years
Goodwill	19,442
Other intangible assets	13,310	8.6 years
Other assets	38
Total assets acquired	42,481
Current liabilities	5,872
Long-term liabilities	41
Total liabilities assumed	5,913
Total	$36,568

The Company finalized the purchase price allocation, and the goodwill associated with this acquisition was adjusted down by $0.5 million. These adjustments were attributed to finalization of bad debt reserves and severance liabilities. The goodwill amount is fully deductible for income tax purposes and presented in further detail in Note 6.

The escrow amount has been established with respect to (i) seller indemnification obligations that may arise under the acquisition agreement and (ii) reimbursement for adverse developments that may arise in fulfilling the terms of certain customer contracts. Subject to any claims that may be made against the escrow amount, and pursuant to the terms of the escrow agreement between the parties, a portion of the escrow amount will be distributed to the seller 18 months after closing, and the balance of the escrow amount will be distributed to the seller 36 months after closing. As of September 30, 2006, no distribution has occurred.

In addition, the Company may pay additional consideration based upon transaction-based license fee revenues of certain customer contracts acquired, with computation of such amounts on a quarterly basis through the fiscal quarter ended September 30, 2008. Any such contingent consideration incurred will be recorded as an increase in purchase price when the amount is determinable and payable. As of September 30, 2006, the Company did not pay any additional consideration resulting from revenue generated from transaction-based license fees.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of its acquisition of S2, the Company developed a detailed staff reduction plan (the “S2 Plan”) related to former S2 employees. The objective of the S2 Plan was to eliminate excess costs from the acquired operations. Under the S2 Plan, terminated employees may receive severance benefits which include cash payments based upon completed years of service and current compensation levels, and in some cases may include relocation benefits. Employees impacted by the S2 Plan include administrative and technical personnel. The following table shows activity related to the S2 Plan (in thousands):

Balance, September 30, 2005	$0.8
Amounts paid during fiscal 2006	(0.3)
Goodwill adjustment	(0.5)
Balance, September 30, 2006	$—

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of TSA’s significant acquisitions (S2, eps and P&H), on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. These results include certain adjustments related to the acquisitions, including adjustments associated with increased interest expense on debt incurred to fund the acquisitions, the depreciation of property, plant and equipment, the amortization of intangible assets, and the related income tax effects (in thousands, except per share amounts):

	Year Ended September 30,
	2006	2005
		Restated
Revenues	$391,664	$380,497
Net income	47,771	32,212
Earnings per share:
Basic	$1.28	$0.85
Diluted	$1.25	$0.84

The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                Marketable Securities

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive income. Net realized gains and losses are computed on the basis of average cost and are recognized when realized. Components of the Company’s marketable securities portfolio at each balance sheet date were as follows (in thousands):

	September 30,
	2006	2005
Municipal auction rate notes	$—	$71,825
Municipal bonds/notes	—	994
Marketable securities	$—	$72,819

At September 30, 2005, all of the Company’s investments in municipal auction rate notes and municipal bonds/notes had a AAA rating. During fiscal 2006, the Company sold all of its investments in marketable equity securities for cash.

5.                Property and Equipment

Property and equipment at each balance sheet date consisted of the following (in thousands):

	September 30,
	2006	2005
Computer and office equipment	$35,982	$33,584
Furniture and fixtures	6,669	7,101
Leasehold improvements	6,233	6,187
Vehicles and other	115	224
	48,999	47,096
Less: accumulated depreciation and amortization	(34,693)	(38,007)
Property and equipment, net	$14,306	$9,089

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

In connection with the fiscal 2006 acquisition of P&H, the Company recorded computer and office equipment of $5.0 million, office furniture and fixtures of $0.2 million and leasehold improvements of $0.1 million. The Company recorded computer and office equipment of $0.2 million with the fiscal 2006 acquisition of eps.

In connection with the fiscal 2005 acquisition of S2, the Company recorded computer and office equipment of $0.7 million and office furniture and fixtures of $0.2 million.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during fiscal 2006, 2005 and 2004 were as follows (in thousands):

	Americas	EMEA	Asia / Pacific	Total
Balance, September 30, 2003	$19,564	$17,120	$9,741	$46,425
Foreign currency translation adjustments	56	332	—	388
Other	(25)	(82)	—	(107)
Balance, September 30, 2004	19,595	17,370	9,741	46,706
Foreign currency translation adjustments	—	21	—	21
Additions — acquisition of S2	19,598	(156)	—	19,442
Balance, September 30, 2005	39,193	17,235	9,741	66,169
Foreign currency translation adjustments	55	267	—	322
Adjustments — acquisition of S2 (1)	(108)	—	(413)	(521)
Additions — acquisition of eps	—	26,603	—	26,603
Additions — acquisition of P&H	99,180	—	—	99,180
Assets of business transferred under contractual arrangements (Note 17)	(235)	—	—	(235)
Balance, September 30, 2006	$138,085	$44,105	$9,328	$191,518

(1)            Adjustments relate to S2 acquisition adjustments primarily related to reduction in severance liabilities associated with acquired S2 employees.

Goodwill is assessed for impairment at each fiscal year-end at the reporting unit level. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. In fiscal 2006, 2005 and 2004, the Company performed an impairment test for each reporting unit. No impairment losses were recognized for the years reported.

7.                Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,
	2006	2005
Internally-developed software	$13,156	$14,916
Purchased software	73,863	43,177
	87,019	58,093
Less: accumulated amortization	(52,725)	(53,163)
Software, net	$34,294	$4,930

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2006, the $34.3 million software net book value includes the following software purchased through acquisitions which is being marketed for external sale: $2.2 million in S2 purchased software, $4.7 million of eps purchased software, and $24.6 million of P&H purchased software, including $18.8 million in internal use software. The remaining software net book value of $2.8 million is comprised of various software that has been acquired or developed for internal use. The Company did not capitalize internal software development costs to be marketed for external sale in fiscal 2006, 2005 or 2004.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in fiscal 2006, 2005 and 2004 totaled $2.2 million, $1.1 million and $1.8 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,
	2006	2005
Customer relationships	$36,891	$14,375
Purchased contracts	11,411	3,907
Trademarks and tradenames	2,152	1,400
Covenant not to compete	1,450	1,150
	51,904	20,832
Less: accumulated amortization	(9,469)	(7,259)
Other intangible assets, net	$42,435	$13,573

The Company added other intangible assets of $25.1 million and $5.7 million, respectively, from the acquisition of P&H and eps in fiscal 2006. Other intangible assets amortization expense recorded in fiscal 2006, 2005 and 2004 totaled $2.1 million, $0.2 million and $0.1 million, respectively. Based on capitalized intangible assets at September 30, 2006, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

	Software	Other Intangible Assets
Fiscal Year Ending September 30,	Amortization	Amortization
2007	$7,588	$6,209
2008	6,545	5,931
2009	6,025	5,797
2010	5,545	5,709
2011	5,278	5,709
Thereafter	3,313	13,080
Total	$34,294	$42,435

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                Debt

Financing Agreements

Prior to fiscal 2003, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash. The amount of the proceeds received from the financing agreements was typically determined by applying a discount rate to the gross future payments to be received from the customer. The outstanding balance at September 30, 2005 of $2.3 million was paid in full in fiscal 2006. During fiscal 2006, 2005 and 2004, the Company recorded interest expense of $0.1 million, $0.4 million and $1.4 million, respectively, related to these financing agreements.

Long-term Credit Facility

In connection with funding the purchase of P&H, on September 29, 2006 the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company.

The Company may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the national prime interest rate plus a margin ranging from 0% to 0.125%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 0.625% to 1.375%. The margins are dependent upon the Company’s total leverage ratio at the end of each quarter. The initial borrowing rate on September 29, 2006 was set using the base rate option, effecting a rate of 8.25%. Interest is due and payable quarterly.

On October 5, 2006, the Company exercised its right to convert the rate on its initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on the Company’s leverage ratio. The initial principal borrowings of $75 million were outstanding at September 30, 2006. There is $75 million remaining under the credit facility as of September 30, 2006 and is available for future borrowings. In connection with the borrowing, the Company incurred debt issue costs of $1.7 million.

The credit facility contains certain affirmative and negative covenants including certain financial measurements. The facility also provides for certain events of default. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as non-current in the accompanying consolidated balance sheet. The company has obtained waivers for events of noncompliance with restrictive debt covenants.

At September 30, 2006 the fair value of the Company’s long-term credit facility approximates its carrying value.

9.                Corporate Restructuring and Other Reorganization Charges

On October 5, 2005, the Company announced a restructuring of its organization. In connection with this restructuring, the Company established a plan of termination which impacted 42 employees. These actions resulted in severance-related restructuring charges of $1.1 million and other charges of $0.2 million during fiscal 2005. Additional severance-related restructuring charges, net of adjustments

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to previously recognized liabilities, of $0.2 million were incurred during fiscal 2006. Cash expenditures related to restructuring and other reorganization charges totaled $1.2 million during fiscal 2006. The Company anticipates that the remaining restructuring amounts will be paid by the end of fiscal 2007. The following table shows activity related to these exit activities (in thousands):

	Restructuring Termination Benefits	Other Reorganization Charges	Total
Fiscal 2005 restructuring charges	$1,080	$171	$1,251
Amounts paid during fiscal 2005	(46)	(171)	(217)
Balance, September 30, 2005	1,034	—	1,034
Additional restructuring charges incurred during fiscal 2006	424	—	424
Adjustments to previously recognized liabilities	(180)	—	(180)
Amounts paid during fiscal 2006	(1,218)	—	(1,218)
Balance, September 30, 2006	$60	$—	$60

During fiscal 2006, the Company also restructured its Product and Americas Sales organizations. These actions resulted in severance-related restructuring charges of $0.9 million, which are reflected in operating expenses. The allocation of these charges was as follows: $0.1 million in cost of maintenance and services, $0.6 million in selling and marketing, $0.1 million in research and development, and $0.1 million in general and administrative. The charges, by channel, were as follows: $0.6 million in the Americas channel, $0.1 million in the EMEA channel, and $0.2 million in the Asia/Pacific channel. The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2007. The following table shows activity related to these exit activities (in thousands):

Termination Benefits
Fiscal 2006 restructuring charges	$865
Amounts paid during fiscal 2006	(141)
Balance, September 30, 2006	$724

During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges. The following table shows activity during fiscal 2005 and 2004 related to these exit activities (in thousands):

Lease
Obligations
Balance, September 30, 2003	$681
Amounts paid during fiscal 2004	(133)
Balance, September 30, 2004	548
Amounts paid during fiscal 2005	(31)
Adjustments to previously recognized liabilities	(517)
Balance, September 30, 2005	$—

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability for lease obligations had included an estimated lease termination loss of $0.5 million for the corporate aircraft. During fiscal 2005, the Company reversed this estimated lease termination loss from general and administrative expenses resulting from a decision whereby the Company would continue to lease the aircraft through the term of the lease rather than seek an exit to this lease obligation.

10.         Common Stock, Treasury Stock and Earnings Per Share

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

In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. In May 2006, the Company’s Board of Directors approved an increase of $30.0 million to the current stock repurchase program, bringing the total of the approved plan to $110.0 million. During fiscal 2005, the Company repurchased 1,467,000 shares of its common stock at an average price of $22.73 per share under this stock repurchase program, with cash paid of $33.0 million by September 30, 2005 and remaining settlements of $0.3 million that occurred during the first week of October 2005 on these repurchased shares. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $46.7 million as of September 30, 2005. During fiscal 2006, the Company repurchased 1,217,645 shares of its common stock at an average price of $32.95 per share under this stock repurchase program, with cash paid of $39.4 million as of September 30, 2006 and remaining settlements of $0.8 million occurring the first week of October 2006 on these repurchased shares. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was $36.5 million as of September 30, 2006.

During the third quarter of fiscal 2006, the Company began to issue shares of treasury stock upon exercise of stock options and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Shares of treasury stock were also issued during the third quarter of fiscal 2006 in connection with the acquisition of eps. Treasury shares issued during fiscal 2006 included 720,471 shares issued pursuant to stock option exercises, 20,547 issued pursuant to the Company’s employee stock purchase plan, and 330,827 related to the acquisition of eps.

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the September 30, 2006 and 2005 consolidated balance sheets, and are included in common stock outstanding for earnings per share computations for fiscal 2006, 2005 and 2004. Included in common stock are 2,212 penny options at both September 30, 2006 and 2005.

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income available to common stockholders (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominator). The differences between the basic and diluted EPS denominators for fiscal 2006, 2005 and 2004, which amounted to approximately 868,000 shares, 825,000 shares and 1,116,000 shares, respectively, were due to the dilutive effect of the Company’s outstanding stock options. Excluded from the computations of diluted EPS for fiscal 2006, 2005 and 2004 were options to purchase 505,000 shares, 953,000 shares and 716,000 shares, respectively, because the stock options were for contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market price of the Company’s common stock during the respective periods.

11.         Other Income/Expense

Other income (expense) is comprised of the following items in fiscal 2006, 2005 and 2004 (in thousands):

	Year Ended September 30,
	2006	2005	2004
Foreign currency transaction gains (losses)	$(173)	$(1,407)	$2,637
Other	(370)	(274)	(343)
Total	$(543)	$(1,681)	$2,294

12.         Comprehensive Income/Loss

The Company discloses comprehensive income (loss) information in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company’s components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2003	$(8,020)	$(201)	$(8,221)
Fiscal 2004 activity	(1,755)	77	(1,678)
Reclassification adjustment for loss included in net income	—	124	124
Balance, September 30, 2004	(9,775)	—	(9,775)
Fiscal 2005 activity	620	(6)	614
Balance, September 30, 2005	(9,155)	(6)	(9,161)
Fiscal 2006 activity	566	—	566
Reclassification adjustment for loss included in net income	—	6	6
Balance, September 30, 2006	$(8,589)	$—	$(8,589)

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.         Segment Information

Prior to fiscal 2006, the Company reviewed its operations within three separate operating segments, which had been referred to as the Company’s business units. These business units were ACI Worldwide, Insession Technologies and IntraNet Worldwide. ACI Worldwide was the Company’s largest business unit and its product line included the Company’s most mature and well-established applications, used primarily by financial institutions, retailers and e-payment processors. These products are used to route and process transactions for automated teller machine networks; process transactions from point-of-sale devices, wireless devices and the Internet; control fraud and money laundering; authorize checks; establish frequent shopper programs; automate transaction settlement, card management and claims processing; and issue and manage multi-functional applications on smart cards. Insession Technologies included products that facilitated communication, data movement, monitoring of systems, and business process automation across computing systems involving mainframes, distributed computing networks and the Internet. IntraNet Worldwide included products that offered high value payments processing, bulk payments processing, global messaging and continuous link settlement processing.

On October 5, 2005, the Company announced a restructuring of its organization, combining products and services within these three business units into one operating unit under the ACI Worldwide name. In examining the Company’s market, opportunities and organization, management decided that combining the business units’ products and services provides the Company with better insight and, therefore, an enhanced ability to focus on operating efficiency and strategic acquisition integration.

As a result of this restructuring, the Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. As such, the Company has concluded that its three geographic regions are its reportable operating segments.

The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by geographical region.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are revenues and operating income for the periods indicated, with prior period amounts presented in conformity with current geographic region presentation (in thousands):

	Year Ended September 30,
	2006	2005	2004
		Restated	Restated
Revenues:
Americas	$180,718	$169,025	$158,504
EMEA	131,738	110,249	97,949
Asia/Pacific	35,446	33,963	36,331
	$347,902	$313,237	$292,784
Depreciation and amortization expense:
Americas	$5,601	$4,076	$5,230
EMEA	2,311	238	226
Asia/Pacific	449	866	1,115
	$8,361	$5,180	$6,571
Stock-based compensation expense:
Americas	$5,969	$388	$606
EMEA	252	21	48
Asia/Pacific	93	4	13
	$6,314	$413	$667
Operating income:
Americas	$35,174	$39,958	$34,510
EMEA	11,180	15,714	10,839
Asia/Pacific	7,424	8,579	8,945
	$53,778	$64,251	$54,294

	September 30,
	2006	2005
Long-lived assets:
Americas — United States	$218,418	$56,542
Americas — Other	4,450	3,849
EMEA	61,556	25,017
Asia/Pacific	11,910	11,476
	$296,334	$96,884

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company offers five primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line, for fiscal 2006, 2005 and 2004 (in thousands):

	Year Ended September 30,
	2006	2005	2004
Retail Payment Engines	$240,850	$220,565	$196,803
Risk Management	16,159	13,945	16,263
Payments Management	13,817	9,753	10,958
Wholesale Payments	27,140	27,973	31,053
Cross Industry Solutions	49,936	41,001	37,707
Total	$347,902	$313,237	$292,784

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during fiscal 2006 and 2004. Revenues attributable to customers in the United Kingdom accounted for approximately 10.2% of the Company’s consolidated revenues in fiscal 2005. No single customer accounted for more than 10% of the Company’s consolidated revenues during fiscal 2006, 2005 or 2004.

During fiscal 2006, 2005 and 2004 revenues in the United States accounted for approximately $118.8 million, $123.5 million, and $120.5 million, respectively, of consolidated revenue. Long-lived assets attributable to operations in the United States were approximately $218.4 million and $56.5 million, as of September 30, 2006 and 2005, respectively.

14.         Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during fiscal 2006, 2005 and 2004 totaled 43,761, 61,009 and 66,254, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in SFAS No. 123(R) and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP in fiscal 2006 was approximately $0.2 million.

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has a 1999 Stock Option Plan whereby 4,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. Additionally, there were certain awards that were accounted for under the variable accounting method. Under that method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. The term of the outstanding options is ten years. The options generally vest annually over a period of three years.

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

On August 1, 2001, the Company announced a voluntary stock option exchange program (the “Exchange Program”) offering to exchange all outstanding options to purchase shares of the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s common stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans by August 29, 2001. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of common stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of common stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. With the exception of three employee grants, the exercise price of the replacement options was the fair market value of the common stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. For three employees, the cancellation of their awards were within the six months and one day waiting period and were, therefore, treated as variable awards when they were reissued on March 4, 2002. Under the variable method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. The new shares have a service period schedule of 18 months beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vest 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, for fixed plan accounting.

The Company had an MDL Amended and Restated Employee Share Option Plan (the “MDL Plan”) that was terminated in March 2005 whereby options outstanding under the MDL Plan were converted at the time of the MDL acquisition to options to purchase 167,980 shares of the Company’s common stock. These options have an exercise price of one cent per share of common stock and were included in the determination of purchase price for the MDL acquisition. The Options were issued as fully vested options and have a term of 8 years from the original date of grant by MDL.

The Company had a 2000 Non-Employee Director Stock Option Plan that was terminated in March 2005 whereby 25,000 shares of the Company’s common stock had been reserved for issuance to eligible non-employee directors of the Company. The term of the outstanding options is ten years. The options vest annually over a period of three years.

The Company had a 1997 Management Stock Option Plan that was terminated in March 2005 whereby 1,050,000 shares of the Company’s common stock had been reserved for issuance to eligible management employees of the Company and its subsidiaries. Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options, net of a $3 per option payment from the participant. The term of the outstanding options is ten years. The options vest annually over a period of four years.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had a 1996 Stock Option Plan that was terminated in March 2005 whereby 1,008,000 shares of the Company’s common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. Under APB Opinion No. 25, non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. Additionally, there were certain awards that were accounted for under the variable accounting method. Under that method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. The term of the outstanding options is ten years. The options generally vest annually over a period of four years.

The Company had a 1994 Stock Option Plan that was terminated in March 2005 whereby 1,910,976 shares of the Company’s common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries. Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

Accounting for Share-Based Payments Pursuant to SFAS No. 123(R)

The Company adopted SFAS No. 123R as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, which does not modify any of SFAS No. 123(R)’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123(R).

All of the Company’s existing share-based compensation awards have been determined to be equity classified awards. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e., nonvested awards). These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS No. 123(R) adoption date through the end of the requisite service period.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock options issued under the various Stock Incentive Plans previously described and changes during fiscal 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, September 30, 2003	5,200,046	12.32
Granted	275,400	18.28
Exercised	(1,391,302)	9.47
Cancelled/Forfeited/Expired	(283,870)	20.79
Outstanding, September 30, 2004	3,800,274	13.16	6.82	24,630,279
Granted	1,335,000	23.33
Exercised	(1,152,418)	12.09
Cancelled/Forfeited/Expired	(56,638)	23.49
Outstanding, September 30, 2005	3,926,218	16.79	7.15	43,612,745
Granted	300,000	33.23
Exercised	(720,471)	16.32
Cancelled/Forfeited/Expired	(46,657)	22.18
Outstanding, September 30, 2006	3,459,090	18.24	6.98	55,737,495
Exercisable, September 30, 2006	1,947,650	13.36	5.71	40,828,771

The weighted-average grant date fair value of stock options granted during the year ended September 30, 2006 was $33.23. The weighted average grant date fair value of stock options granted during the years ended September 30, 2005 and 2004 was $23.33 and $18.28, respectively. During the first six months of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options. Beginning in the third quarter and through the fourth quarter of fiscal 2006, the Company issued treasury shares for the exercise of stock options. The total intrinsic value of stock options exercised during the year ended September 30, 2006 was $12.0 million.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

	Year Ended September 30,
	2006	2005	2004
Expected life	5.0	4.3	3.4
Risk-free interest rate	4.8%	4.0%	2.9%
Expected volatility	51%	46%	93%
Expected dividend yield	—	—	—

Expected volatilities are based on implied volatilities from traded options on the Company’s common stock as well as the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

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

	Year Ended September 30,
	2006	2005	2004
Expected life	N/A	5.7	N/A
Risk-free interest rate	N/A	4.2%	N/A
Expected volatility	N/A	46%	N/A
Expected dividend yield	—	—	—

No options were issued in fiscal 2006 which vest based upon achievement of certain market conditions.

During fiscal 2006 and 2005, pursuant to the Company’s 2005 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”). A summary of nonvested LTIP Performance Shares as of September 30, 2006 and changes during the years since adoption of this plan are as follows:

Nonvested LTIP Performance Shares	Number of shares at 150% Attainment	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2004	—	$—
Granted	55,500	28.27
Nonvested at October 1, 2005	55,500	28.27
Granted	186,000	29.18
Vested	(2,379)	29.10
Forfeited or expired	(19,971)	28.79
Nonvested at September 30, 2006	219,150	$28.99

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2006, the Company made an acquisition which increased the probability of the 150% target achievement being reached. Consequently, this increased the number of outstanding LTIP Performance Shares by 73,050 that could potentially be earned by grantees. Prior to the acquisition, the number of LTIP Performance Shares outstanding was granted at the 100% probability target achievement level. The increase in the number of LTIP Performance Shares granted in the fourth quarter results in increased compensation cost which is recognized as a cumulative adjustment to compensation cost in fiscal 2006. The additional compensation expense is recognized net of estimated forfeitures.

As of September 30, 2006, there were unrecognized compensation costs of $11.4 million related to nonvested stock options and $3.0 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.7 years and 2.0 years, respectively.

The Company recorded stock-based compensation expenses recognized under SFAS No. 123(R) in fiscal 2006 related to stock options, LTIP Performance Shares, and the ESPP of $6.3 million, with corresponding tax benefits of $2.2 million. Prior to the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. No stock-based compensation costs were capitalized during fiscal 2006. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Accounting for Stock-Based Payments Prior to Adoption of SFAS No. 123(R)

Prior to October 1, 2005, the Company accounted for its stock-based compensation plans under the intrinsic value method in accordance with APB Opinion No. 25 and followed the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market price on the applicable measurement date. This expense was amortized over the vesting periods of the options. Additionally, there were certain awards that were accounted for under the variable accounting method. Under that method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled.

Prior to October 1, 2005, the Company disclosed stock-based compensation pursuant to SFAS No. 123 using the straight-line method over the vesting period of the option. In addition to the stock-based compensation expense recorded by the Company as part of the restatement (see Note 2), the Company had previously recognized $0.1 million and $0.1 million in stock-based compensation expense in fiscal 2005 and fiscal 2004, respectively. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for fiscal 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share amounts):

	2005	2004
	Restated	Restated
Net income:
As reported	$43,099	$46,306
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,279)	(3,053)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	284	471
Pro forma	$40,104	$43,724
Earnings per share:
Basic, as reported	$1.14	$1.25
Basic, pro forma	$1.06	$1.18
Diluted, as reported	$1.12	$1.21
Diluted, pro forma	$1.04	$1.15

15.         Employee Benefit Plans

TSA 401(k) Plan

The TSA 401(k) Plan is a defined contribution plan covering all domestic employees of TSA. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $15,000 (for employees who are under the age of 50 on December 31, 2006) and $14,000 (for employees who are under the age of 50 on December 31, 2005) or a maximum of $20,000 (for employees aged 50 or older on December 31, 2006) and $18,000 (for employees aged 50 or older on December 31, 2005). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 per employee annually. Company contributions charged to expense during fiscal 2006, 2005 and 2004 were $2.5 million, $2.4 million and $2.4 million, respectively.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during fiscal 2006, 2005 and 2004 were $1.7 million, $1.6 million and $1.0 million, respectively.

16.   Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
				Restated	Restated	Restated	Restated	Restated	Restated
Federal	$3,023	$(2,672)	$351	$18,926	$(1,992)	$16,934	$6,439	$(4,839)	$1,600
State	837	592	1,429	2,052	220	2,272	1,284	1,272	2,556
Foreign	3,120	610	3,730	3,146	452	3,598	6,246	207	6,453
Total	$6,980	$(1,470)	$5,510	$24,124	$(1,320)	$22,804	$13,969	$(3,360)	$10,609

Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
		Restated	Restated
Tax expense at federal rate of 35%	$21,306	$23,066	$19,920
Increase (decrease) in valuation allowance	(13,479)	113	(2,798)
State income taxes, net of federal benefit	929	1,477	1,655
Foreign tax rate differential	1,724	(293)	1,410
MDL restructuring	—	—	(11,337)
Impact of foreign taxes on U.S. return	—	—	1,585
Research and development credits	(41)	(198)	(299)
Extraterritorial income exclusion	(359)	(494)	(448)
Nontaxable municipal interest	(815)	(753)	—
Tax examination settlement, including reduction of contingency reserves	(3,907)	—	—
Other	152	(114)	921
Income tax provision	$5,510	$22,804	$10,609

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	September 30,
	2006	2005
		Restated
Current net deferred tax assets:
Foreign tax withholding	$114	$3,555
Impairment of investments	4,885	4,927
Allowance for uncollectible accounts	517	305
Deferred revenue	3,010	2,825
Shareholder lawsuit settlement	3,111	—
Other	2,909	1,544
	14,546	13,156
Less: valuation allowance	(5,136)	(10,604)
	$9,410	$2,552
Noncurrent net deferred tax assets:
Noncurrent deferred tax assets
Foreign tax credits	$11,237	$12,126
General business credits	4,328	—
U.S. net operating loss carryforwards	11,426	2,530
Stock based compensation	2,323	320
Foreign net operating loss carryforwards	18,941	17,279
Capital loss carryforwards	8,225	9,850
Deferred revenue	8,081	5,063
Depreciation and amortization	—	14,075
Other	711	1,695
Total noncurrent deferred tax assets	65,272	62,938
Noncurrent deferred tax liabilities
Depreciation and amortization	(20,958)	—
Total noncurrent deferred tax liabilities	(20,958)	—
Less: valuation allowance	(32,020)	(40,734)
	$12,294	$22,204

As of September 30, 2006 the Company had net deferred tax assets of $21.7 million (net of a $37.2 million valuation allowance). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowances recorded.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2006, the Company released $12.6 million in valuation reserves related to the carryover of U.S. general limitation foreign tax credits. The decision to release the reserves was based on the Company’s history of utilizing foreign tax credits in its prior years’ federal income tax returns and in particular, its ability to utilize substantial amounts in its 2005 federal income tax return that was filed during 2006. In addition, the Company prepares ongoing estimates of future taxable income and associated foreign source income, as well as estimates of the ability to utilize foreign tax credits in excess of any credits that will be generated in the future. The Company anticipates that all of the U.S. general limitation foreign tax credits previously reserved will be utilized before the expiration of the carryforward period. The valuation reserve against the U.S. passive limitation foreign tax credit carryovers was not released as the likelihood of utilizing those credits does not meet the more likely than not standard.

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

The Company had U.S. foreign tax credit carryforwards at September 30, 2006 of $11.2 million, which will begin to expire in fiscal 2013. The Company also had domestic general business credit carryforwards at September 30, 2006 of $4.3 million, which will begin to expire in fiscal 2016. Approximately $1.0 million of these credits are alternative minimum tax (“AMT”) credits which have an indefinite carryforward life.

The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $26.4 million at September 30, 2006. Of the $26.4 million, $23.6 million are related to the pre-acquisition periods of acquired subsidiaries, which begin to expire in fiscal 2007, and $2.8 million related to pre-reorganization losses of U.S. corporations that were not previously a part of the Company’s U.S. consolidated income tax return, which begin to expire in 2021. Of the $23.6 million of pre-acquisition losses, $22.8 million are related to P&H Solutions, Inc., for which a $0.3 million valuation allowance has been established. P&H Solutions, Inc. was acquired during fiscal 2006. The utilization of these NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and Treasury Regulations under Section 1502.

At September 30, 2006, the Company had foreign tax NOLs of $62.0 million, a majority of which may be utilized over an indefinite life, with the remainder expiring over the next 15 years, beginning next year. Approximately $1.9 million of these losses are related to eps, for which a $0.7 million valuation allowance has been established. eps was acquired during fiscal 2006. A valuation allowance has been provided for the deferred tax assets related to the foreign loss carryforwards to the extent management believes these carryforwards are more likely than not to expire unused due to the Company’s historical or projected losses in certain of its foreign subsidiaries.

At September 30, 2005, the Company had domestic capital loss carryforwards for tax purposes of $17.0 million, for which a full valuation allowance has been provided. During fiscal 2006 $4.8 million of these capital loss carryforwards expired. Accordingly, both the deferred tax asset and valuation allowance related to the expired losses were reversed. Remaining domestic capital loss carryforwards of $12.2 million begin to expire in fiscal 2007. The Company also had foreign capital loss

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carryforwards for tax purposes of $12.5 million for which a full valuation allowance has been provided. These losses are available indefinitely to offset future capital gains.

The Company has provided tax contingencies of $5.0 million and $6.8 million against recoverable income taxes as of September 30, 2006 and 2005, respectively. The amounts are included in “Income taxes payable” at September 30, 2006 and “Recoverable Income Taxes” at September 30, 2005, in the consolidated balance sheets.

Two of the Company’s foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $43.4 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. It is impractical to determine the additional income tax liability, if any, associated with the repatriation of undistributed foreign earnings.

During 2006, the Company reached an agreement with the Internal Revenue Service (“IRS”) to settle open audit issued related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During 2006, the Company received and recorded the effects of the refund in its consolidated financial statements, including interest of $1.9 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million.

In fiscal 2006, the Company completed a transaction to divest its entire interest in the e-Courier and Workpoint products as well as the assets and personnel supporting those products. For tax purposes, the transaction was structured as a sale of the e-Courier and Workpoint related assets held by ACI and the MDL entities. This transaction accelerated the reversal of any remaining deferred tax asset related to the previously mentioned reorganization of the MDL entities.

17.   Assets of Businesses Transferred Under Contractual Arrangements

On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company’s Messaging Direct business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million. Net assets with a book value of $0.1 million were legally transferred under the agreement. At September 30, 2006, the Company has $1.3 million of assets related to this transfer recorded in other current assets, and $1.2 million of liabilities recorded in other current liabilities.

An initial payment of $0.5 million was due at signing. The remaining $2.5 million is to be paid in installments through 2010. In accordance with the terms of the Asset Purchase Agreement, the Company has certain obligations to fulfill on behalf of the buyer. Among other things, the Company is obligated to provide continuing support for certain customers of the aforementioned product lines by

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

furnishing a certain level of staffing to provide the support as well as administrative services for a period after the transaction. The Company will be reimbursed for such services at a rate equal to cost plus five percent. Additionally, the Company will remain a reseller of these products for royalty fee of 50% of revenues generated from sales. Subsequent to the close of the transaction, the Company has signed a termination agreement for the Edmonton, Canada office lease and all further obligations effective March 31, 2007. The buyer is required to obtain facilities at another location and vacate the current premises on or before the termination date.

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the above transaction has not been accounted for as a divestiture for accounting purposes. The accounting treatment for this type of transaction is outlined in SEC Staff Accounting Bulletin Topic 5E. Under this accounting treatment, the assets and liabilities to be divested are classified in other current assets and accrued other liabilities within the Company’s consolidated balance sheet. Under that guidance, the Company expects to recognize a gain of $2.9 million in future periods as payments are received. These future payments will be recognized as gains in the period in which they are recovered, once the net assets have been written down to zero. Subsequent to September 30, 2006, the Company collected $0.5 million of cash pursuant to the contractual arrangements and recognized a pretax gain of $0.4 million.

18.   Commitments and Contingencies

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

Operating Leases

The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2028. The leases that the Company has entered into do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Total rent expense for fiscal 2006, 2005 and 2004 was $11.4 million, $11.3 million and $12.1 million, respectively.

Capital Leases

The Company leases certain property under capital lease agreements that expire during various years through 2010. The long term portion of capital leases is included in long term liabilities.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the P&H acquisition in fiscal 2006 the Company leases equipment under capital leases the net balance of which was $4.4 million at September 30, 2006. Amortization expense related to the capital leases is included in the amount reported as depreciation and amortization.

Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending September 30,	Capital Leases (1)	Operating Leases	Total
2007	$3,050	$12,387	$15,437
2008	2,022	12,037	14,059
2009	571	9,791	10,362
2010	11	8,488	8,499
2011	—	7,273	7,273
Thereafter	—	47,634	47,634
Total	$5,654	$97,610	$103,264

(1)            Reflected in the balance sheet as accrued and other current and other noncurrent liabilities of $3.1 million and $2.6 million, respectively.

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. Other than as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation.   In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint previously alleged that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. That Complaint also alleged that, prior to August 2002, the purported truth regarding the Company’s financial condition had not been disclosed to the market. The Company and the individual defendants initially filed a motion to dismiss the lawsuit. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company’s former president and chief executive officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company.

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

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs’ inability to establish loss causation with respect to a large portion of their claims. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System (“LDARS”). LDARS previously attempted to be named as lead plaintiff in the case. On July 5, 2006, the Magistrate denied LDARS’ motion to intervene, which LDARS appealed to the District Judge. That appeal has not yet been decided.

On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court’s granting lead plaintiff leave to file a Third Amended Complaint (“Third Complaint”), which it did on May 31, 2006. The Third Complaint alleges the same misrepresentations as described above, while simultaneously alleging that the purported truth about the Company’s financial condition was being disclosed throughout that time, commencing in April 1999. The Third Complaint seeks unspecified damages, interest, fees, and costs.

On June 14, 2006, the Company and the individual defendants filed a motion to dismiss the Third Complaint pursuant to Rules 8 and 12 of the Federal Rules of Civil Procedure. Lead Plaintiff opposed the motion. Prior to any ruling on the motion to dismiss, on November 7, 2006, the parties entered into a Stipulation of Settlement for purposes of settling all of the claims in the Class Action Litigation, with no admissions of wrongdoing by the Company or any individual defendant. The settlement provides for an aggregate cash payment of $24.5 million of which, net of insurance, the Company contributed approximately $8.5 million. The settlement was approved by the Court on March 2, 2007 and the Court ordered the case dismissed with prejudice against us and the individual defendants.

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing this order. The Company intends to respond to this appeal in accordance with the Court of Appeals’ orders and procedures.

19.   Related Party Transactions

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

On March 25, 1999, the Company and DCTI entered into a BASE24 software license arrangement. On March 31, 2000, the Company and DCTI entered into an additional software license arrangement which granted DCTI a non-transferable and non-exclusive software license to use the Company’s BASE24 software in international markets. These arrangements came to their conclusions during fiscal 2004. Revenues recognized from DCTI under these arrangements totaled $1.4 million in fiscal 2004.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Subsequent Events

In March 2007, the Company’s Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. This increase in the repurchase program will be implemented as soon as the Company is able to amend its repurchase instructions in accordance with applicable laws, after the Company becomes compliant with its regulatory filings. Under the program to date, the Company has purchased approximately 2.8 million shares for approximately $77.0 million. Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

On February 7, 2007 the Company acquired Visual Web Solutions, Inc., a leading provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. These solutions will complement and be integrated with TSA’s U.S.-centric cash management and online banking solutions to create a more complete international offering. Visual Web has wholly owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services. Visual Web was purchased for $9.3 million in cash.

On April 2, 2007, the Company acquired Stratasoft Sdn Bhd (“Stratasoft”), a leading provider of electronic payment solutions in Malaysia. This acquisition will compliment ACI’s strategy to move to a direct model in selected markets in Asia. Malaysia is a progressive payments market that consistently shows evidence of cutting edge payments deployment and thinking. This acquisition will also provide a platform to develop ACI’s regional low cost services center strategy. Stratasoft was purchased for $2.9 million in cash. The Company will pay an additional aggregate amount of up to $1.2 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the periods ending December 31, 2007 and December 31, 2008.

In addition to the $6.0 million of expense incurred, the Company has incurred cash outlays of approximately $2.1 million for settlement of vested options that optionees were unable to exercise due to the option review and which would otherwise have expired either as a result of termination of employment or the expiration of the option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)
Date: May 11, 2007	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ PHILIP G. HEASLEY	President, Chief Executive Officer	May 11, 2007
Philip G. Heasley	and Director
(principal executive officer)
/s/ HENRY C. LYONS	Senior Vice President, Chief	May 11, 2007
Henry C. Lyons	Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)
/s/ HARLAN F. SEYMOUR	Chairman of the Board	May 11, 2007
Harlan F. Seymour	and Director
/s/ ROGER K. ALEXANDER	Director	May 11, 2007
Roger K. Alexander
/s/ JOHN D. CURTIS	Director	May 11, 2007
John D. Curtis
/s/ JOHN SHAY JR.	Director	May 11, 2007
John Shay Jr.
/s/ JIM D. KEVER	Director	May 11, 2007
Jim D. Kever
/s/ JOHN E. STOKELY	Director	May 11, 2007
John E. Stokely