Form 10-Q
period 2006-12-31
TRANSACTION SYSTEMS ARCHITECTS INC
filed 2007-06-29
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of June 22, 2007, there were 36,823,795 shares of the registrant’s common stock outstanding.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,900	$110,148
Billed receivables, net of allowances of $2,162 and $2,110	65,402	72,439
Accrued receivables	13,593	14,443
Deferred income taxes, net	2,441	9,410
Other current assets	20,363	19,079
Total current assets	191,699	225,519
Property, plant and equipment, net	18,899	14,306
Software, net	32,990	34,294
Goodwill	193,927	191,518
Other intangible assets, net	41,338	42,435
Deferred income taxes, net	17,517	12,294
Other assets	13,106	13,781
TOTAL ASSETS	$509,476	$534,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,465	$15,090
Accrued employee compensation	17,242	30,089
Deferred revenue	78,497	78,996
Income taxes payable	—	1,788
Accrued settlement for class action litigation	—	8,450
Accrued and other current liabilities	16,737	23,174
Total current liabilities	124,941	157,587

Deferred revenue	22,414	20,380
Note payable under credit facility	75,000	75,000
Other noncurrent liabilities	16,755	13,968
Total liabilities	239,110	266,935

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and September 30, 2006	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,822,786 and 40,823,728 shares issued at December 31, 2006 and September 30, 2006, respectively	204	204
Treasury stock, at cost, 3,660,936 and 3,561,745 shares outstanding at December 31, 2006 and September 30, 2006, respectively	(97,768)	(94,313)
Additional paid-in capital	309,086	307,553
Retained earnings	64,978	62,357
Accumulated other comprehensive loss	(6,134)	(8,589)
Total stockholders’ equity	270,366	267,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,476	$534,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2006	2005
Revenues:
Software license fees	$41,185	$43,392
Maintenance fees	28,729	25,318
Services	23,375	16,365
Total revenues	93,289	85,075

Expenses:
Cost of software license fees	10,211	6,935
Cost of maintenance and services	24,147	20,891
Research and development	11,985	9,752
Selling and marketing	18,150	16,012
General and administrative	23,831	16,970
Total expenses	88,324	70,560

Operating income	4,965	14,515

Other income (expense):
Interest income	885	2,927
Interest expense	(1,460)	(29)
Other, net	(293)	(366)
Total other income (expense)	(868)	2,532

Income before income taxes	4,097	17,047
Income tax provision	(1,476)	(1,857)
Net income	$2,621	$15,190

Earnings per share information
Weighted average shares outstanding
Basic	37,182	37,253
Diluted	38,035	38,036
Earnings per share
Basic	$0.07	$0.41
Diluted	$0.07	$0.40

The accompanying notes are an integral part of the condensed consolidated financial statements.

TRANSACTION SYSTEMS ARCHITECTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,621	$15,190
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,379	990
Amortization	3,499	923
Tax expense of intellectual property transfer	478	—
Amortization of debt financing cost	84	—
Gain on transfer of assets under contractual obligation	(404)	—
Loss on disposal of assets	54	246
Deferred income taxes	1,658	217
Share-based compensation expense	1,748	1,406
Tax benefit of stock options exercised	121	383
Changes in operating assets and liabilities:
Billed and accrued receivables, net	9,564	2,438
Other current assets	(247)	(438)
Other assets	121	408
Accounts payable	(2,733)	(1,969)
Accrued employee compensation	(13,145)	(4,188)
Accrued liabilities	2,574	450
Payment of class action litigation settlement	(8,450)	—
Current income taxes	(1,788)	(1,502)
Deferred revenue	(54)	(823)
Other current and noncurrent liabilities	2,309	(225)
Net cash flows from operating activities	(611)	13,506

Cash flows from investing activities:
Purchases of property and equipment	(4,648)	(1,489)
Purchases of software and distribution rights	(431)	(143)
Purchases of marketable securities	(2,500)	(7,703)
Acquisition of business	(6,757)	—
Sales of marketable securities	—	18,428
Proceeds from assets transferred under contractual obligation	500	—
Other	—	(59)
Net cash flows from investing activities	(13,836)	9,034

Cash flows from financing activities:
Proceeds from issuance of common stock	—	283
Payment for cash settlement of stock options	(285)	—
Proceeds from exercises of stock options	25	3,309
Excess tax benefit of stock options exercised	17	683
Purchases of common stock	(4,353)	(12,802)
Payments on debt and capital leases	(1,489)	(1,275)
Other	—	(15)
Net cash flows from financing activities	(6,085)	(9,817)
Effect of exchange rate fluctuations on cash	284	(711)
Net increase (decrease) in cash and cash equivalents	(20,248)	12,012
Cash and cash equivalents, beginning of period	110,148	83,693
Cash and cash equivalents, end of period	$89,900	$95,705

Supplemental cash flow information:
Income taxes paid, net	$4,176	$1,989
Interest paid	288	31

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.  Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of Transaction Systems Architects, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at December 31, 2006, and for the three months ended December 31, 2006 and 2005, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2007.

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

During the quarter ended December 31, 2006, the Company was conducting an independent review of historical stock option grants.  This review concluded subsequent to the end of the quarter.  The details of the investigation and the conclusions reached by management, including restated historical financial information, are more fully described in the Company’s Form 10-K for the year ended September 30, 2006 which was filed with the SEC (“Securities and Exchange Commission”) on May 11, 2007.

Acquisitions

eps Electronic Payment Systems AG

On May 31, 2006, the Company acquired the outstanding shares of eps Electronic Payment Systems AG (“eps AG”). The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. Cash consideration paid at the initial closing totaled $13.0 million, net of $3.1 million of cash acquired and the remaining cash consideration of $6.1 million was paid on October 31, 2006. All shares of the Company’s common stock issued as consideration for the eps AG acquisition were issued at the initial closing. The Company accounted for the acquisition of eps AG in its entirety as of May 31, 2006, and recorded a liability, included in accrued and other liabilities at September 30, 2006, in the amount of $6.1 million, for the remaining cash consideration that was paid on October 31, 2006. The Company accounted for this as a delayed delivery of consideration as the price was fixed and not subject to change, with complete decision-making and control of eps AG held by the Company as of the date of the initial closing.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing was held in escrow as security for a potential contingent obligation. The Company distributed the escrow in October 2006 in accordance with the terms of the escrow arrangement as the contingent liability paid by the Company was recovered from a third party. Additionally, certain of the sellers of eps AG have committed to certain indemnification obligations as part of the sale of eps AG. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps AG acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote.

The consolidated financial statements as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 include amounts acquired from, as well as results of operations of, eps AG.

P&H Solutions, Inc.

On August 28, 2006, the Company entered into an Agreement and Plan of Merger with P&H Solutions, Inc. (“P&H”) under the terms of which P&H became a wholly-owned subsidiary of the Company. P&H is a provider of Web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed on September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired.

The consolidated financial statements as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 include amounts acquired from, as well as results of operations of, P&H.

During the fiscal quarter ended December 31, 2006 the Company incurred cash payments of $9.4 million for P&H acquisition-related compensation.

Recent Accounting Standards

Recently Adopted Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, as of October 1, 2006.  SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates.  The adoption of SFAS No. 154 had no impact on the Company’s financial statements as there have been no accounting changes or errors during the first quarter of fiscal 2007.

Recently Issued Accounting Standards

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

In June 2006, the FASB EITF reached a consensus on Issue No. 06—3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”).  EITF No. 06—3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF No. 06—3 is effective for the first annual or interim reporting period beginning after December 15, 2006.  The Company does not expect that the adoption of EITF No. 06-3 will have a material effect on its consolidated financial statements.

In June 2006, the FASB ratified EITF No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF No. 06-2”).  EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for the Company’s fiscal year 2008 and allow for either retrospective application or a cumulative effect adjustment to equity upon adoption. The Company does not expect that the adoption of EITF No. 06-2 will have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that this interpretation will have on its financial condition and/or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted.  The Company is currently assessing the potential effect, if any, of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect, if any, of SAB 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for the Company as of the end of its fiscal 2007.  The Company does not expect the adoption of SFAS No. 158 to significantly affect its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of FAS 159 on its consolidated financial statements.

2.  Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”), and SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition.  For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as postcontract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied.  If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

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

	Three Months Ended December 31,
	2006	2005
Software license fees	$1,938	$4,250
Maintenance fees	1,296	1,312
Services	1,032	1,322
Total	$4,266	$6,884

Maintenance Fees. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element.  For those situations in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ARB No. 45 and the relevant guidance provided by SOP 81-1.  For those arrangements in which VSOE of fair value does not exist for the PCS element, revenue is recognized to the extent direct and incremental costs are incurred until such time as the services are complete.  Once services are complete, all remaining revenue is then recognized ratably over the remaining PCS period.

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

Hosting.  For hosting-related arrangements in which services are provided over the length of the arrangement, services revenue is recognized as the service is performed.  Any up-front fees, including set-up, license and maintenance fees, received in hosting-related arrangements are recognized over the estimated life of the hosting relationship in accordance with Emerging Issues Task Force (EITF) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.  Professional services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value.

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

3.  Share-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period.  Since the discount offered pursuant to the Company’s ESPP is 15%, which exceeds the 5% noncompensatory guideline in Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and exceeds the Company’s estimated cost of raising capital, the entire 15% discount to employees is deemed to be compensatory.

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

Accounting for Share-Based Payments Pursuant to SFAS No. 123(R)

The Company adopted SFAS No. 123(R) as of October 1, 2005 using the modified prospective transition method. This revised accounting standard requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period, using a fair-value-based method

All of the Company’s existing share-based compensation awards have been determined to be equity classified awards. Under the modified prospective transition method, the Company  recognizes noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e., nonvested awards). These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS No. 123(R) adoption date through the end of the requisite service period.

A summary of stock options as of December 31, 2006 and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	3,459,090	$18.24
Granted	—	—
Exercised	3,543	$7.52
Cancelled/Forfeited/Expired	28,568	$16.88
Outstanding at December 31, 2006	3,426,979	$18.26	6.7	$49,155

Exercisable at December 31, 2006	1,983,753	$13.53	5.5	$37,566

No stock options were granted during the first quarter of fiscal 2007.  The weighted-average grant date fair value of stock options granted during the quarter ended December 31, 2005 was $14.99.  The total intrinsic value of stock options exercised during the first quarter of fiscal 2007 and fiscal 2006 was $0.1 million and $3.0 million, respectively.  During the first quarter of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options.  The Company issued treasury shares for the exercise of stock options during the first quarter of fiscal 2007.

The fair value of options granted during the first quarter of fiscal 2006 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

Three Months Ended December 31, 2005
Expected life	5.0
Interest rate	4.4%
Volatility	40%
Dividend yield	—

Expected volatilities are based on implied volatilities from traded options on the Company’s common stock as well as the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected term at the date of grant of the options.  The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

During fiscal 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share and 40,000 stock options with a grant date fair value of $11.36 per share that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. In order to determine the grant date fair value of the stock options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company’s historical price movements, changes in the value of The NASDAQ Global Select Market over time, and the correlation coefficient and beta between the Company’s stock price and The NASDAQ Global Select Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using a pricing model acceptable under SFAS No. 123.  No options were granted during the first quarter of fiscal 2007 or fiscal 2006 which vest based upon achievement of certain market conditions.

The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Incentive Plan during the first quarter of fiscal 2007.   During the first quarter of fiscal 2006, the Company granted long-term LTIP Performance Shares representing 124,000 shares of the Company’s common stock with a weighted-average grant date fair value of $29.18 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. A summary of nonvested LTIP Performance Shares as of December 31, 2006 and changes during the three months then ended is as follows:

Nonvested LTIP Performance Shares	Number of shares at 150% Attainment	Weighted- Average Grant Date Fair Value

Nonvested at September 30, 2006	219,150	$28.99
Granted	—	—
Vested	—	—
Cancelled/Forfeited/Expired	(7,950)	29.10
Nonvested at December 31, 2006	211,200	$28.98

These LTIP Performance Shares are earned, if at all, based upon the achievement, over a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month backlog as determined and defined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company’s 60-month backlog, diluted earnings per share and total revenues. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.  Management currently believes that the achievement level of 150% will be attained.

As of December 31, 2006, there were unrecognized compensation costs of $10.0 million related to nonvested stock options and $2.6 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.5 years and 1.8 years, respectively.

Share-based compensation expense recognized under SFAS No. 123R in the first quarter of fiscal 2007 related to stock options and LTIP Performance Shares was $1.9 million, with corresponding tax benefits of $0.8 million.  No share-based compensation costs were capitalized during the first quarter of fiscal 2007. Share-based compensation expense related to stock options, LTIP Peformance Shares and the ESPP recognized under SFAS No. 123R in the first quarter of fiscal 2006 was $1.4 million, with corresponding tax benefits of $0.5 million.  Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.  There was no expense recognized for the ESPP in the first quarter of fiscal 2007 due to the suspension of the plan during the period because the Company was not current with their filings with the SEC.

Cash received from option exercises for the quarters ended December 31, 2006 and 2005 was $0.1 million and $3.3 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $1.1 million for the quarters ended December 31, 2006 and 2005, respectively.

During the first quarter of fiscal 2007, the Company settled 12,634 vested options that optionees were unable to exercise due to the suspension of option exercises because the Company was not current with its filings with the SEC and which would otherwise have expired as a result of expiration of the option.  Cash used to settle these awards totaled $0.3 million in the first quarter of fiscal 2007.  Certain administrative delays resulted in incremental compensation cost of $0.2 million, related to the settlement of 12,334 options for three employees whose signed documentation was not received by the Company before the stated expiration of the option.  As set forth below in footnote 14, the Company has incurred and estimates that it will incur additional cash outlays subsequent to the first quarter of fiscal 2007 for the settlement of vested options prior to the Company becoming current with its filings with the SEC.

4.   Marketable Securities

The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s portfolio consists of securities classified as available-for-sale, which are recorded at fair market values based on quoted market prices. Net unrealized gains and losses on marketable securities (excluding other than temporary losses) are reflected in the consolidated financial statements as a component of accumulated other comprehensive loss.  Net realized gains and losses are computed on the basis of average cost and are recognized when realized. Components of the Company’s marketable securities portfolio, included in other current assets, at each balance sheet date were as follows (in thousands):

	December 31,	September 30,
	2006	2006
Municipal auction rate notes	$2,500	$—

At each balance sheet date, all of the Company’s investments in municipal auction rate notes had a AAA rating. Due to the nature of the marketable securities in which the Company invests, the Company does not typically experience significant movements in the market values of its marketable securities investments. As a result, gross unrealized gains and losses on the Company’s investments in marketable securities are insignificant.

5.              Goodwill

Changes in the carrying amount of goodwill attributable to each reportable operating segment during the first quarter of fiscal 2007, consisting primarily of additional goodwill related to the acquisitions of P&H and eps AG and foreign currency translation adjustments, were as follows (in thousands):

	Americas	EMEA	Asia / Pacific	Total
Balance, September 30, 2006	$138,085	$44,105	$9,328	$191,518
Foreign currency translation adjustments	(58)	1,891	357	2,190
Adjustments — acquisition of P&H	158	—	—	158
Adjustments — acquisition of eps AG	—	61	—	61
Balance, December 31, 2006	$138,185	$46,057	$9,685	$193,927

6.              Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Internally-developed software	$13,101	$13,156
Purchased software	74,744	73,863
	87,845	87,019
Less: accumulated amortization	(54,855)	(52,725)
Software, net	$32,990	$34,294

At December 31, 2006, the $33.0 million software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $2.0 million in S2 purchased software, $4.6 million of eps AG purchased software, and $21.5 million of P&H purchased software.   The remaining software net book value of $4.9 million is comprised of various software that has been acquired or developed for internal use.  The Company did not capitalize internal software development costs to be marketed for external sale in the first quarter of fiscal 2007 or 2006.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the first quarters of fiscal 2007 and 2006 totaled $1.9 million and $0.4 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Customer relationships	$37,305	$36,891
Purchased contracts	11,513	11,411
Trademarks and tradenames	2,182	2,152
Covenant not to compete	1,455	1,450
	52,455	51,904
Less: accumulated amortization	(11,117)	(9,469)
Other intangible assets, net	$41,338	$42,435

Other intangible assets amortization expense recorded in the first quarter of fiscal 2007 and 2006 totaled $1.6 million and $0.5 million, respectively.

The Company added other intangible assets of $25.1 million and $5.7 million, respectively, from the acquisition of P&H and eps AG in fiscal 2006.  Based on capitalized intangible assets at December 31, 2006, and assuming no impairment of these intangible assets, estimated amortization expense for the remainder of fiscal 2007 and in future fiscal years is as follows (in thousands):

	Software	Other Intangible Assets
Fiscal Year Ending September 30,	Amortization	Amortization
2007	$5,851	$4,732
2008	6,801	5,993
2009	6,260	5,839
2010	5,591	5,771
2011	5,302	5,771
Thereafter	3,185	13,232
Total	$32,990	$41,338

7.  Corporate Restructuring and Other Reorganization Charges

On October 5, 2005, the Company announced a restructuring of its organization.  In connection with this restructuring, the Company established a plan of termination which impacted 42 employees.   These actions resulted in severance-related restructuring charges of $1.1 million and other charges of $0.2 million during fiscal 2005.  Operating expenses for the first quarter of fiscal 2006 reflect additional severance-related restructuring charges, net of adjustments to previously recognized liabilities, of $0.4 million.  The remaining restructuring amounts at December 31, 2006 are expected to be paid by the end of fiscal 2007. The following table shows activity in the first quarter of fiscal 2007 related to these exit activities (in thousands):

Restructuring Termination Benefits
Balance, September 30, 2006	$60
Foreign currency translation adjustments	2
Balance, December 31, 2006	$62

During fiscal 2006, the Company also restructured its Product and Americas Sales organizations.  These actions resulted in severance-related restructuring charges of $0.9 million during fiscal 2006 and additional severance-related restructuring charges of $0.3 million during the first quarter of fiscal 2007, which are reflected in operating expenses.  The allocation of these charges was as follows:  $0.1 million in selling and marketing, $0.1 million in general and administrative, and $0.1 million in research and development.  The majority of these charges were in the Americas reportable operating segment.  The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2007.  The following table shows activity in the first quarter of fiscal 2007 related to these exit activities (in thousands):

Termination Benefits
Balance, September 30, 2006	$724
Additional termination charges incurred	307
Amounts paid during the first quarter of fiscal 2007	(820)
Balance, December 31, 2006	$211

8.  Common Stock and Earnings Per Share

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the December 31, 2006 and September 30, 2006 consolidated balance sheets, and are included in common shares outstanding for earnings per share computations for the three months ended December 31, 2006 and 2005.  Included in common stock are 1,270 penny options and 2,212 penny options at December 31, 2006 and September 30, 2006, respectively.

Earnings per share is computed in accordance with SFAS No. 128, Earnings per Share.  Basic earnings per share is computed on the basis of weighted average outstanding common shares.  Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.  The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2006	2005
Weighted average shares outstanding:
Basic weighted average shares outstanding	37,182	37,253
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	853	783
Diluted weighted average shares outstanding	38,035	38,036

For the first quarter of fiscal 2007 there were 0.5 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.   For the first quarter of fiscal 2006 there were 0.5 million stock options outstanding that were excluded from the computation.

9.  Comprehensive Income

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net income	$2,621	$15,190
Other comprehensive income (loss):
Foreign currency translation adjustments	2,455	(246)
Change in unrealized investment holding loss:
Unrealized holding loss arising during the period	—	(1)
Comprehensive income	$5,076	$14,943

Accumulated other comprehensive income (loss) included in the Company’s consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

10.  Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements.  As such, the Company has concluded that its three geographic regions are its reportable operating segments.  The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by geographical region.

The following are revenues and operating income for the periods indicated.  The prior period amounts for operating income have been reclassified to conform to current year presentation which reflect a change in the allocation of corporate and certain global support costs (in thousands):

	Three Months Ended December 31,
	2006	2005
Revenues:
Americas	$47,134	$43,920
EMEA	37,555	33,664
Asia/Pacific	8,600	7,491
	$93,289	$85,075
Operating income:
Americas	$2,622	$10,666
EMEA	697	2,957
Asia/Pacific	1,646	892
	$4,965	$14,515

No single customer accounted for more than 10% of the Company’s consolidated revenues during the first quarter of fiscal 2007 or 2006.  Aggregate revenues attributable to customers in the United Kingdom accounted for 12.8% and 11.8% of the Company’s consolidated revenues during the first quarter of fiscal 2007 and 2006, respectively.

Revenues and expenses resulting from the acquisition of P&H are included in the Americas reportable operating segment, while revenues and expenses related to eps AG are primarily included in the EMEA reportable operating segment for the quarter ended December 31, 2006.

11.  Income Taxes

The effective tax rate for the first quarter of fiscal 2007 was approximately 36.0% as compared to 10.9% for the same period of fiscal 2006.  The effective tax rate for the first quarter of fiscal 2007 was positively impacted primarily by a U.S. tax law change during the quarter that extended the research and development tax credit and negatively impacted primarily by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.  The effective tax rate for the first quarter of fiscal 2006 was lower than the effective tax rate for the first quarter of 2007 primarily due to the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in the first quarter of fiscal 2006.

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

On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court’s granting lead plaintiff leave to file a Third Amended Complaint (“Third Complaint”), which it did on May 31, 2006.  The Third Complaint alleges the same misrepresentations as described above, while simultaneously alleging that the purported truth about the Company’s financial condition was being disclosed throughout that time, commencing in April 1999.  The Third Complaint sought unspecified damages, interest, fees, and costs.

On June 14, 2006, the Company and the individual defendants filed a motion to dismiss the Third Complaint pursuant to Rules 8 and 12 of the Federal Rules of Civil Procedure.  Lead Plaintiff opposed the motion.  Prior to any ruling on the motion to dismiss, on November 7, 2006, the parties entered into a Stipulation of Settlement for purposes of settling all of the claims in the Class Action Litigation, with no admissions of wrongdoing by the Company or any individual defendant.  The settlement provides for an aggregate cash payment of $24.5 million of which, net of insurance, the Company contributed approximately $8.5 million.  The settlement was approved by the Court on March 2, 2007 and the Court ordered the case dismissed with prejudice against the Company and the individual defendants.

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order.  The Company responded to this appeal in accordance with the Court of Appeals’ orders and procedures.  The appeal has not yet been decided.

Derivative Litigation.  As set forth below in footnote 14, on May 16, 2007 a purported stockholder derivative action was filed in the United States District Court for the Southern District of New York, which lawsuit names certain former and current officers, and all of the current directors, of the Company.

13.  Assets of Business Transferred Under Contractual Arrangement

On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company’s Messaging Direct business and WorkPoint product line were conveyed to an unrelated party for a total selling price of $3.0 million. Net assets with a book value of $0.1 million were transferred under the agreement. At September 30, 2006, the Company had $1.3 million of assets related to this transfer recorded in other current assets, and $1.2 million of liabilities recorded in other current liabilities.

An initial payment of $0.5 million was paid on October 2, 2006. The remaining $2.5 million is to be paid in installments through 2010. In accordance with the terms of the Asset Purchase Agreement, the Company has certain obligations to fulfill on behalf of the buyer. Among other things, the Company is obligated to provide continuing support for certain customers of the aforementioned product lines by furnishing a certain level of staffing to provide the support as well as administrative services for a period after the transaction. The Company will be reimbursed for such services at a rate equal to cost plus five percent. Additionally, the Company will remain a reseller of these products for royalty fee of 50% of revenues generated from sales. Subsequent to the close of the transaction, the Company has signed a termination agreement for the Edmonton, Canada office lease and all further obligations effective March 31, 2007. The buyer is required to obtain facilities at another location and vacate the current premises on or before the termination date.

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the assets and liabilities to be divested were classified in other current assets and accrued and other current liabilities within the Company’s consolidated balance sheet at

September 30, 2006. During the first quarter of fiscal 2007, the Company collected $0.5 million on the note receivable.  As a result, the net assets have been written down to zero and the Company recognized a pretax gain of $0.4 million which is recorded in other income (expense) in the accompanying consolidated statement of operations for the first quarter of fiscal 2007.  The Company will recognize gains in future periods as the remaining $2.5 million of payments are received.

14.       Subsequent Events

On February 7, 2007, the Company acquired Visual Web Solutions, Inc. (“Visual Web”), a leading provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  These solutions will complement and be integrated with the Company’s U.S.-centric cash management and online banking solutions to create a more complete international offering.  Visual Web has wholly owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.  Visual Web was purchased for $9.3 million in cash.

In March 2007, the Company’s Board of Directors approved an increase of $100 million to the Company’s current repurchase authorization for the purchase of common stock, bringing the total authorization to $210 million, of which approximately $133 million remains available.  Under the program to date, the Company has purchased approximately 2.8 million shares for approximately $77.0 million.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.  In June 2007, the Company implemented this previously announced increase to its share repurchase program.

On April 2, 2007, the Company acquired Stratasoft Sdn Bhd (“Stratasoft”), a leading provider of electronic payment solutions in Malaysia.  This acquisition will compliment the Company’s strategy to move to a direct model in selected markets in Asia.  Malaysia is a progressive payments market that consistently shows evidence of cutting edge payments deployment and thinking.  This acquisition will also provide a platform to develop the Company’s regional low cost services center strategy.  Stratasoft was purchased for $2.9 million in cash.  The Company will pay an additional aggregate amount of up to $1.2 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the periods ending December 31, 2007 and December 31, 2008.

On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers and all of the current directors as individual defendants.  The Company is named as a nominal defendant.  The plaintiff makes allegations related to the Company’s historical stock option granting practices, and asserts claims on behalf of the Company against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.

The Company incurred approximately $2.5 million of expense, primarily professional fees, in the second quarter of fiscal 2007 related to the historical stock option review and management analysis.  Additionally, the Company has incurred cash outlays, subsequent to the first quarter of fiscal 2007, of approximately $2.0 million for settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which the Company was not current with its filings with the SEC and which would otherwise have expired as a result of the expiration of the option. The Company presently estimates that it will incur an additional $8.7 million in cash outlays for the settlement of vested options.  The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to the Company becoming current on its quarterly financial statements as well as the stock price used to calculate any settlement amount.

Subsequent to December 31, 2006, the Company obtained certain extensions in connection with the delivery of financial statements and related matters under financing arrangements for its bank debt.  The Company’s current extensions under the credit facilities expire on July 2, 2007 for its quarterly financial statements for the fiscal quarter ended December 31, 2006.  The extensions for the Company’s quarterly financial statements for the fiscal quarter ended March 31, 2007 expire the earlier of (i) 45 days after delivery of the Company’s quarterly financial statements for the fiscal quarter ended December 31, 2006, and (ii) August 16, 2007 and the extensions for the Company’s quarterly financial statements for the fiscal quarter ended June 30, 2007 expire the earlier of (i) 45 days after delivery of the Company’s quarterly financial statements for the fiscal quarter ended March 31, 2007, and (ii) October 1, 2007.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” “we are well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our acquisition of eps Electronic Payment Systems AG and P&H Solutions, Inc. and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part III Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or The Market Price of Our Common Stock.”

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Results for the quarter ended December 31, 2006 are not necessarily indicative of results that may be attained in the future.

Overview

We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide brand.

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary will oversee remote software development operations in Romania and elsewhere, as well as manage certain of our intellectual property rights. We are forming an “ACI On Demand” group to develop new business and market-entry vehicles where we sell a service directly to end-user banks, retailers or processors. We also moved our principal executive offices to New York City in September 2006 to more strategically manage our global infrastructure.

During the quarter ended December 31, 2006, we were conducting an independent review of historical stock option grants.  This review concluded subsequent to the end of the quarter.  The details of the investigation and the conclusions reached by management, including restated historical financial information, are more fully described in our Form 10-K for the year ended September 30, 2006 which was filed with the Securities and Exchange Commission (“SEC”) on May 11, 2007.

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

Acquisitions

On May 31, 2006, we acquired eps Electronic Payment Systems AG (“eps AG”), headquartered in Frankfurt, Germany.  eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG will provide us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG’ testing and dispute management solutions into markets beyond Germany. In addition, eps AG’ presence in Romania will help us more rapidly develop our global offshore development and support capabilities.

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

On February 7, 2007, we acquired Visual Web Solutions, Inc. (“Visual Web”).  Visual Web markets trade finance and web-based cash management solutions, primarily to financial institutions in the Asia-Pacific region.

On April 2, 2007, we acquired Stratasoft Sdn. Bhd (“Stratasoft”).  Stratasoft is a Kuala Lumpur based company focused on the provision of mainframe based payments systems to the Malaysian market.  Prior to the acquisition, Stratasoft had been a distributor of our OCM 24 product within the Malaysian market since 1995.

Backlog

Included in backlog estimates are all software license fees, maintenance fees and services specified in executed contracts, as well as revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period.  We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:

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

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

•        Anticipated increases in transaction volumes in customer systems.

•        Optional annual uplifts or inflationary increases in recurring fees.

•                       Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.

•                       The potential impact of merger activity within our markets and/or customers is not reflected in the computation of 60-month backlog.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2006 and September 30, 2006 (in millions):

	December 31, 2006	September 30, 2006
Americas	$644	$671
EMEA	444	433
Asia/Pacific	125	122
	$1,213	$1,226

During the quarter ended December 31, 2006, a facilities management customer notified us that it would not be renewing its contract, effective November 30, 2007.  Our 60-month backlog estimate for the Americas region was reduced by approximately $20 million as a result of removing assumed renewals for this arrangement.

We also report 12-month backlog estimates, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month calculation.  Monthly recurring revenues include all monthly license fees, maintenance fees and facilities management fees.  Non-recurring revenues include other software license fees and services.  Amounts included in 12-month backlog estimates assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2006 and September 30, 2006 (in millions):

	December 31, 2006			September 30, 2006
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$122	$36	$158	$122	$32	$154
EMEA	68	38	106	67	39	106
Asia/Pacific	24	5	29	23	6	29
	$214	$79	$293	$212	$77	$289

Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that contracts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended December 31,			Three Months Ended December 31,
	2006	2005	% Change	2006	2005
				As a % of total revenues
Revenues:
Initial license fees (ILFs)	$25,948	$25,727	0.9%	27.8%	30.2%
Monthly license fees (MLFs)	15,237	17,665	(13.7)%	16.3%	20.8%
Software license fees	41,185	43,392	(5.1)%	44.1%	51.0%
Maintenance fees	28,729	25,318	13.5%	30.8%	29.8%
Services	23,375	16,365	42.8%	25.1%	19.2%
Total revenues	93,289	85,075	9.7%	100.0%	100.0%

Expenses:
Cost of software license fees	10,211	6,935	47.2%	10.9%	8.2%
Cost of maintenance and services	24,147	20,891	15.6%	25.9%	24.6%
Research and development	11,985	9,752	22.9%	12.8%	11.5%
Selling and marketing	18,150	16,012	13.4%	19.5%	18.8%
General and administrative	23,831	16,970	40.4%	25.5%	19.9%
Total expenses	88,324	70,560	25.2%	94.7%	82.9%
Operating income	4,965	14,515	(65.8)%	5.3%	17.1%

Other income (expense):
Interest income	885	2,927	(69.8)%	0.9%	3.4%
Interest expense	(1,460)	(29)	#	(1.6)%	—
Other, net	(293)	(366)	(19.9)%	(0.3)%	(0.4)%
Total other income (expense)	(868)	2,532	#	(0.9)%	3.0%

Income before income taxes	4,097	17,047	(76.0)%	4.4%	20.0%
Income tax provision	(1,476)	(1,857)	(20.5)%	(1.6)%	(2.2)%
Net income	$2,621	$15,190	(82.7)%	2.8%	17.9%

# - Denotes a variance of more than 100%.

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Revenues

Total revenues for the first quarter of fiscal 2007 increased $8.2 million, or 9.7%, as compared to corresponding period of fiscal 2006. Included in the first quarter of fiscal 2007 revenue with no corresponding amount in the first quarter of fiscal 2006 was approximately $9.5 million of revenue related to acquired businesses.  Excluding the impact of the acquired businesses, total revenues decreased primarily as a result of a $3.0 million, or 6.9%, decrease in software license fee revenues partially offset by a $1.0 million, or 4.1%, increase in maintenance fee revenues and a $0.7 million, or 4.1% increase in services revenue.

The decrease in software license fee revenues, excluding the impact of P&H and eps AG, during the first quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006, is primarily due to a decline in monthly license fees.  As contracts are renewed, the timing of revenue recognition may change from historical patterns.

The increase in maintenance fee revenues, excluding the impact of P&H and eps AG, during the first quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006, is primarily a result of an increase in live production customers in the EMEA reportable operating segment.

The increase in services revenues for the first quarter of fiscal 2007, as compared to the first quarter of fiscal 2006, resulted from increased sales during the first quarter of fiscal 2007 in the EMEA reportable operating segment of $2.7 million, or 45.9% and the

Americas reportable operating segment of $3.6 million, or 36.2% as compared to the corresponding period of fiscal 2006.

Expenses

Total operating expenses for the first quarter of fiscal 2007 increased $17.8 million, or 25.2%, as compared to the same period of fiscal 2006. Included in the first quarter of fiscal 2007 operating expenses with no corresponding amount in the first quarter of fiscal 2006 was approximately $15.5 million of operating expenses related to acquired businesses.  Additionally, there were approximately $2.6 million of costs incurred related to the historical stock option review and management analysis in the first quarter of fiscal 2007.

Cost of software license fees for the first quarter of fiscal 2007 increased $3.3 million, or 47.2%, as compared to the corresponding period of fiscal 2006. The increase resulted primarily from expenses of $2.6 million related to acquired businesses.

Cost of maintenance and services for the first quarter of fiscal 2007 increased $3.3 million, or 15.6%, as compared to the corresponding period of fiscal 2006.  The increase primarily resulted from expenses of $3.9 million related to acquired businesses.

Research & Development (“R&D”) costs for the first quarter of fiscal 2007 increased $2.2 million, or 22.9%, as compared to the corresponding period of fiscal 2006.  The increase resulted from expenses of $2.7 million related to acquired businesses.

Selling and marketing costs for the first quarter of fiscal 2007 increased $2.1 million, or 13.4%, as compared to the corresponding period of fiscal 2006.  The increase primarily resulted from expenses of $2.5 million related to acquired businesses.

General and administrative costs for the first quarter of fiscal 2007 increased $6.9 million, or 40.4%, as compared to the corresponding period of fiscal 2006.  Approximately $2.6 million of the increase in general and administrative costs during the first quarter of fiscal 2007, as compared to the same period of fiscal 2006, was due to expenses incurred related to the historical stock option review and management analysis during the first quarter of fiscal 2007.  Included in fiscal 2007 costs with no corresponding amount in fiscal 2006 are general and administrative costs of approximately $3.8 million related to acquired businesses.

Other Income and Expense.  Interest income for the first quarter of fiscal 2007 decreased $2.0 million or 69.8% as compared to the corresponding period of fiscal 2006.  The primary reason for the decrease in interest income is due to a decrease in interest bearing assets in the first quarter of fiscal 2007 as compared to the corresponding period of fiscal 2006.

Interest expense for the first quarter of fiscal 2007 increased $1.4 million as compared to the same period of fiscal 2006.  The increase is primarily attributable to $75 million of borrowings under the revolving credit facility used to fund the purchase of P&H in the fourth quarter of fiscal 2006.

Other income and expense consists of foreign currency gains and losses and other non-operating items, including a gain of $0.4 million related to the transfer of assets under a contractual arrangement in the first quarter of fiscal 2007.

Income Taxes.  It is our policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate.  We have estimated our fiscal 2007 annual effective income tax rate to be 39.8%. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

During the first quarter of fiscal 2007 our income tax expense and our effective tax rate were reduced by $0.2 million and 3.8%, respectively, due to significant or unusual items which resulted in an effective tax rate of approximately 36.0% as compared to 10.9% for the same period of fiscal 2006.  The effective tax rate for the first quarter of fiscal 2007 was positively impacted primarily by a U.S. tax law change during the quarter that extended the research and development tax credit and negatively impacted primarily by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.  The effective tax rate for the first quarter of fiscal 2006 was lower than the effective tax rate for the first quarter of fiscal 2007 primarily due to the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in the first quarter of fiscal 2006.

Segment Results

The following table presents revenues and operating income for the periods indicated by geographic region.  The prior period amounts for operating income have been reclassified to conform to current year presentation which reflect a change in the allocation of corporate and certain global support costs (in thousands):

	Three Months Ended December 31,
	2006	2005
Revenues:
Americas	$47,134	$43,920
EMEA	37,555	33,664
Asia/Pacific	8,600	7,491
	$93,289	$85,075
Operating income:
Americas	$2,622	$10,666
EMEA	697	2,957
Asia/Pacific	1,646	892
	$4,965	$14,515

Revenues increased in the EMEA region by $3.9 million, or 11.6%, in the Americas region by $3.2 million, or 7.3%, and in the Asia/Pacific region by $1.1 million, or 14.8% for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Operating profit decreased in the EMEA region by $2.3 million, or 76.4%, in the Americas region by $8.0 million, or 75.4%, and increased in the Asia/Pacific region by $0.8 million, or 84.5% for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  The decreases in operating profit in the EMEA and Americas regions are primarily due to expenses related to acquired businesses as well as the costs incurred related to the historical stock option review and management analysis in the first quarter of fiscal 2007.  Revenues and expenses resulting from the acquisition of P&H are included in the Americas reportable operating segment, while revenues and expenses related to eps AG are primarily included in the EMEA reportable operating segment for the quarter ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity consisted of $89.9 million in cash and cash equivalents and $75.0 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of December 31, 2006.  In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  During the first quarter of fiscal 2007, we repurchased 102,734 shares of our common stock at an average price of $34.54 per share under this stock repurchase program.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was $33.0 million as of December 31, 2006.

In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization for purchases of common stock, bringing the total authorization to $210 million, of which approximately $133 million remains available.  In June 2007, we implemented this previously announced increase to our share repurchase program.  Under the program to date, we have purchased approximately 2.8 million shares for approximately $77.0 million.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

We presently estimate that we will incur an additional $10.7 million in cash outlays subsequent to the first quarter of fiscal 2007 for the settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which we are not current with our filings with the SEC and which would otherwise have expired as a result of the expiration of the option.  The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to becoming current on our quarterly financial statements as well as the stock price used to calculate any settlement amount.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

Net cash flows used in operating activities in the first quarter of fiscal 2007 amounted to $0.6 million as compared to net cash flows provided by operating activities of $13.5 million during the same period of fiscal 2006. The comparative period decrease in net cash flows from operating activities of $14.1 million was principally the result of first quarter of fiscal 2007 payments for the payment of a class action litigation settlement of $8.5 million and the payment of $9.4 million for P&H acquisition-related compensation charges.

Net cash flows used in investing activities totaled $13.8 million in the first quarter of fiscal 2007 as compared to $9.0 million provided by investing activities during the same period of fiscal 2006. During the first quarter of fiscal 2007, we used cash of $6.8 million to pay costs related to the second closing of the purchase of eps AG as well as other direct acquisition costs, $5.1 million to purchase software, property and equipment, and $2.5 million to purchase marketable securities.  During the first quarter of fiscal 2006, we generated cash of $10.7 million with proceeds from the sale of marketable securities net of purchases and used cash of $1.6 million to purchase software, property and equipment.

Net cash flows used in financing activities totaled $6.1 million in the first quarter of fiscal 2007 as compared to $9.8 million used in financing activities during the same period of fiscal 2006. In the first quarter of fiscal 2007 and fiscal 2006 we used cash of $4.4 million and $12.8 million, respectively, to purchase shares of our common stock under the stock repurchase program.  We also made payments to third-party financial institutions totaling $1.5 million and $1.3 million during the first quarter of fiscal 2007 and 2006, respectively.  In the first quarter of fiscal 2007, we paid $0.3 million related to the settlement of stock options.  In the first quarter of fiscal 2006, we received proceeds of $4.0 million, including corresponding excess tax benefits, from the exercises of stock options.

We also realized a $0.3 million increase in cash during the first quarter of fiscal 2007 compared to a $0.7 million decrease in cash during the same period of fiscal 2006 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Critical Accounting Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ from those estimates.  The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by our management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow us to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.

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

Valuation of Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2006 and September 30, 2006, our intangible assets, net of accumulated amortization, were $235 million and $234 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.  We assess potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

Share-based Compensation

Effective October 1, 2005 we began recording compensation expense associated with share-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment  (“SFAS No. 123(R)”).  We adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently have not retroactively adjusted results from prior periods.  Under this transition method, beginning in fiscal 2006, compensation cost associated with share-based awards includes (1) amortization related to the remaining unvested portion of share-based awards granted prior to September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to share-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under the provisions of SFAS No. 123(R), share-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period.  We recognize share-based compensation costs for only those shares that are expected to vest.  The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life.  If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially for future awards from that recorded for existing awards.

We also have stock options outstanding that vest upon attainment of certain market conditions.  In order to determine the grant date fair value of these stock options that vest based on the achievement of certain market conditions, a Monte Carlo simulation model is used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price.

Long term incentive program performance share awards (“LTIP Performance Shares”) were issued in fiscal 2006 and fiscal 2005.  These awards are earned based on the achievement, over a three year period, of performance goals related to certain performance indicators.  In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the share-based awards are granted under are described in further detail in Note 3, “Share-Based Compensation Plans”  in the Notes to Consolidated Financial Statements.

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

Recent Accounting Standards

Recently Adopted Accounting Standards

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, as of October 1, 2006.  SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates.  The adoption of SFAS No. 154 had no impact on our financial statements as there have been no accounting changes during the first quarter of fiscal 2007.

Recently Issued Accounting Standards

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

In June 2006, the FASB EITF reached a consensus on Issue No. 06—3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”).  EITF No. 06—3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF No. 06—3 is effective for the first annual or interim reporting period beginning after December 15, 2006.  We do not expect that the adoption of EITF No. 06-3 will have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for our 2008 fiscal year. We are currently evaluating the impact that this interpretation will have on our financial condition and/or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for our 2009 fiscal year, although early adoption is permitted.  We are currently assessing the potential effect, if any, of SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of our fiscal 2007. We are currently assessing the potential effect of SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for the Company as of the end of our fiscal 2007.  We do not expect the adoption of SFAS No. 158 to significantly affect our consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the three months ended December 31, 2006. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2006, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.4 million annually.

Based on our debt balances at December 31, 2006, and if we maintained this level of debt for a period of one year, a hypothetical ten percent (approximately 60 basis point) increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million annually.

Item 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2006, we identified material weaknesses in internal control over financial reporting related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes.   A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal control as of December 31, 2006 and have concluded that the material weaknesses related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes were not remediated as of December 31, 2006.

Except for the material weaknesses in internal controls over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, no other material weaknesses were identified in our evaluation of internal controls as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

Remediation efforts relating to our internal control over financial reporting which have been implemented since September 30, 2006 include 1) establishing detailed project plans to address the above referenced material weaknesses, 2) weekly executive  officer review of remediation progress, 3) evaluating our finance organization, talent, processes, and internal controls and 4) improving communications between finance and other constituents involved in the financial closing process.  As part of the remediation efforts, we have hired a new Corporate Controller and Director of Regulatory Reporting.   There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.  In addition, subsequent to December 31, 2006 we have hired a new Vice President of Corporate Tax.

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities including adequate testing of such control activities in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court’s granting lead plaintiff leave to file a Third Amended Complaint (“Third Complaint”), which it did on May 31, 2006.  The Third Complaint alleges the same misrepresentations as described above, while simultaneously alleging that the purported truth about our financial condition was being disclosed throughout that time, commencing in April 1999.  The Third Complaint sought unspecified damages, interest, fees, and costs.

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

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order.  We responded to this appeal in accordance with the Court of Appeals’ orders and procedures.  The appeal has not yet been decided.

Derivative Litigation.  On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers and all of the current directors as individual defendants.  We are named as a nominal defendant.  The plaintiff makes allegations related to our historical stock option granting practices, and asserts claims on behalf of us against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.

Item 1A.  RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2006. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factors set forth below were disclosed in the Form 10-K, but have been updated to provide additional information or updates:

The delay in filing the Form 10-K for the fiscal year ended September 30, 2006, this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 with the SEC and any failure to satisfy other NASDAQ listing requirements could cause the NASDAQ to commence suspension or delisting procedures with respect to our common stock.

As a result of the delay in filing the Form 10-K for the fiscal year ended September 30, 2006, this Form 10-Q for the quarter ended December 31, 2006 and the Form 10-Q for the quarter ended March 31, 2007, we were not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14).  In response to letters we received in January 2007 and February 2007 following our failure to timely file our Form 10-K for the fiscal year ended September 30, 2006 and our Form 10-Q for the fiscal quarter ended December 31, 2006, we requested and were granted a hearing before the NASDAQ Listing Qualifications Panel, which took place on February 22, 2007.  On April 13, 2007, we received a written notification from the Staff of NASDAQ stating that the NASDAQ Listing Qualifications Panel had granted our request for continued listing on the NASDAQ Global Select

Market, subject to the condition that we file our Form 10-K for the fiscal year ended September 30, 2006, and our Form 10-Q for the quarter ended December 31, 2006, and all required restatements, by July 2, 2007.  We filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 on May 11, 2007 and filed this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 on June 29, 2007.   However, we cannot assure that NASDAQ will not impose additional conditions on our continued listing, such as requiring us to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 by specified deadlines nor can we assure that we would be able to meet any such additional conditions.  If we are unable to regain compliance of continued listing requirements of the NASDAQ, NASDAQ could commence suspension or delisting procedures with respect to our common stock.  The commencement of any suspension or delisting procedures by the NASDAQ remains, at all times, at the discretion of the NASDAQ and would be publicly announced by the NASDAQ.  The delisting of our common stock from NASDAQ may have a material adverse effect on us by, among other things, limiting:

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

As disclosed in the Current Report on Form 8-K filed on June 6, 2007, we adjusted our financial guidance for calendar year 2007 to reflect the revisions to our historical 60-month and 12-month backlog estimates as disclosed in the Form 10-K for the fiscal year ended September 30, 2006.  These revisions have created a new baseline for our backlog metrics entering calendar year 2007.  Estimates of future financial results are inherently unreliable.  Our backlog estimates are based on management’s current assessment of the customer contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period.  A number of factors could result in actual revenues being less than the amounts reflected in backlog.  Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts.  Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period.

We may become involved in litigation that could materially adversely affect our business financial condition and/or results of operations.

On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers and all of the current directors as individual defendants.  We are named as a nominal defendant.  The plaintiff makes allegations related to the our historical stock option granting practices, and asserts claims on behalf of us against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.  Additionally, from time to time, we are involved in litigation relating to claims arising out of our operations.  The Lieven derivative claim or any other claims, with or without merit, could be time-consuming and result in costly litigation.  Failure to successfully defend against these claims could result in a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

We have previously obtained certain extensions and may continue to seek additional extensions under our credit facilities. The extensions waive certain potential breaches of representations and covenants under our credit facilities and establish the extended deadlines for the delivery of certain financial reports. Our current extensions under the credit facilities for our quarterly financial statements for the fiscal quarter ended December 31, 2006 expire July 2, 2007.  The extensions for our quarterly financial statements for the fiscal quarter ended March 31, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended December 31, 2006, and (ii) August 16, 2007 and the extensions for our quarterly financial statements for the fiscal quarter ended June 30, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended March 31, 2007, and (ii) October 1, 2007. We may not be able to deliver our quarterly financial statements for the second quarter of fiscal 2007 within the extended period, which may impact whether we are able to file our quarterly results for the third quarter of fiscal 2007 within the extended period, and therefore, we may seek additional extensions under the credit facilities.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the first quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)

October 1 through October 31, 2006	96,179	$34.62	96,179	33,176,000
November 1 through November 30, 2006	6,555	$33.42	6,555	32,957,000
December 1 through December 31, 2006	—	—	—	32,957,000

Total Fiscal 2007 First Quarter Activity	102,734	$34.54	102,734	32,957,000

(1)             In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. In May 2006, the Company’s Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million.  In March 2007, the Company’s Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $133 million remains available.  In June 2007, the Company implemented this previously announced increase to its share repurchase program.  There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares are returned to the status of authorized but unissued shares of Common Stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of Common Stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the first quarter of fiscal 2007, all shares were purchased in open-market transactions.

In addition to the purchases set forth above, pursuant to Rule 10b5-1 plan, the Company has cancelled options to purchase 24,968 shares and incurred cash outlays of approximately $0.4 million and recorded a liability of approximately $0.1 million in the first quarter of fiscal 2007 in connection with vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which the Company was not current with their filings with the SEC and which would otherwise have expired as a result of the expiration of the option.  The Company has incurred cash outlays subsequent to the first quarter of fiscal 2007 of approximately $2.0 million (representing cancelled options to purchase 126,508 shares).

The Company presently estimates it will incur an additional $8.7 million in cash outlays (representing estimated cancelled options to purchase approximately 396,000 shares) for the settlement of vested options.  The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to the Company becoming current on its quarterly financial statements as well as the stock price used to calculate any settlement amount.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1		Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007 (1)
31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)             Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May  16, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACTION SYSTEMS ARCHITECTS, INC. (Registrant)

Date: June 29, 2007	By:	/s/ HENRY C. LYONS
Henry C. Lyons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007.(1)
31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)             Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May  16, 2007.