Form 10-Q
period 2007-03-31
ACI WORLDWIDE, INC.
filed 2007-08-10
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0-25346

ACI WORLDWIDE, INC.

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

Yes ☐    No ☒

As of August 9, 2007, there were 36,670,658 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,963	$110,148
Billed receivables, net of allowances of $2,097 and $2,110	75,068	72,439
Accrued receivables	11,332	14,443
Deferred income taxes, net	4,575	9,410
Recoverable income taxes	5,825	—
Other current assets	17,667	19,079
Total current assets	210,430	225,519
Property, plant and equipment, net	18,869	14,306
Software, net	32,760	34,294
Goodwill	201,360	191,518
Other intangible assets, net	41,050	42,435
Deferred income taxes, net	16,126	12,294
Other assets	12,791	13,781
TOTAL ASSETS	$533,386	$534,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,806	$15,090
Accrued employee compensation	21,447	30,089
Deferred revenue	96,402	78,996
Income taxes payable	—	1,788
Accrued settlement for class action litigation	—	8,450
Accrued and other current liabilities	16,761	23,174
Total current liabilities	145,416	157,587

Deferred revenue	25,343	20,380
Note payable under credit facility	75,000	75,000
Other noncurrent liabilities	16,721	13,968
Total liabilities	262,480	266,935

Commitments and contingencies (Note 12)
Stockholders’ equity

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and September 30, 2006	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,822,786 and 40,823,728 shares issued at March 31, 2007 and September 30, 2006, respectively	204	204
Treasury stock, at cost, 3,660,936 and 3,561,745 shares outstanding at March 31, 2007 and September 30, 2006, respectively	(97,768)	(94,313)
Additional paid-in capital	309,445	307,553
Retained earnings	64,564	62,357
Accumulated other comprehensive loss	(5,539)	(8,589)
Total stockholders’ equity	270,906	267,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,386	$534,147

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Software license fees	$38,524	$47,730	$79,709	$91,122
Maintenance fees	29,901	24,746	58,630	50,064
Services	21,523	17,357	44,898	33,722
Total revenues	89,948	89,833	183,237	174,908

Expenses:
Cost of software license fees	11,193	7,505	21,404	14,440
Cost of maintenance and services	23,351	19,056	47,498	39,947
Research and development	12,041	9,978	24,026	19,730
Selling and marketing	16,799	16,529	34,949	32,541
General and administrative	26,353	15,563	50,184	32,533
Total expenses	89,737	68,631	178,061	139,191

Operating income	211	21,202	5,176	35,717

Other income (expense):
Interest income	1,014	1,586	1,899	4,513
Interest expense	(1,597)	(87)	(3,057)	(116)
Other, net	(337)	354	(630)	(12)
Total other income (expense)	(920)	1,853	(1,788)	4,385

Income (loss) before income taxes	(709)	23,055	3,388	40,102
Income tax benefit (provision)	295	(8,069)	(1,181)	(9,926)
Net income (loss)	$(414)	$14,986	$2,207	$30,176

Earnings per share information
Weighted average shares outstanding
Basic	37,162	37,241	37,172	37,247
Diluted	37,162	38,083	37,928	38,051
Earnings per share
Basic	$(0.01)	$0.40	$0.06	$0.81
Diluted	$(0.01)	$0.39	$0.06	$0.79

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,207	$30,176
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,839	2,042
Amortization	7,121	1,861
Tax expense of intellectual property transfer	956	—
Amortization of debt financing cost	168	—
Gain on transfer of assets under contractual obligation	(404)	—
Loss on disposal of assets	63	—
Deferred income taxes	(167)	(1,631)
Share-based compensation expense	3,412	2,884
Tax benefit of stock options exercised and settled	861	681
Changes in operating assets and liabilities:
Billed and accrued receivables, net	3,758	1,094
Other current assets	273	1,044
Other assets	(47)	(6)
Accounts payable	(5,206)	(3,121)
Accrued employee compensation	(11,390)	(2,729)
Accrued liabilities	2,575	(697)
Payment of class action litigation settlement	(8,450)	—
Current income taxes	(5,128)	12,474
Deferred revenue	19,639	(946)
Other current and noncurrent liabilities	2,292	102
Net cash flows from operating activities	15,372	43,228

Cash flows from investing activities:
Purchases of property and equipment	(5,652)	(3,049)
Purchases of software and distribution rights	(771)	(255)
Purchases of marketable securities	(2,500)	(36,062)
Acquisition of businesses, net of cash acquired	(14,922)	(59)
Sales of marketable securities	—	32,703
Proceeds from assets transferred under contractual obligation	500	—
Net cash flows from investing activities	(23,345)	(6,722)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	589
Proceeds from exercises of stock options	25	7,055
Excess tax benefit of stock options exercised	17	1,506
Purchases of common stock	(4,353)	(13,978)
Payments on debt and capital leases	(1,961)	(2,002)
Other	—	122
Net cash flows from financing activities	(6,272)	(6,708)
Effect of exchange rate fluctuations on cash	60	48
Net increase (decrease) in cash and cash equivalents	(14,185)	29,846
Cash and cash equivalents, beginning of period	110,148	83,693
Cash and cash equivalents, end of period	$95,963	$113,539

Supplemental cash flow information:
Income taxes paid (benefit received), net	7,747	(3,295)
Interest paid	1,578	120

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.  Consolidated Financial Statements

On July 24, 2007, stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change the Company name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.”  The Company has been marketing its products and services under the ACI Worldwide brand since 1993 and has gained significant market recognition under this brand name.  Historically, the Company operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide.  In the first quarter of fiscal 2006, the Company restructured its organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at March 31, 2007, and for the three and six months ended March 31, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2007.

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

During the six months ended March 31, 2007, the Company was conducting an independent review of historical stock option grants, preparing restated historical financial information, and working towards becoming current on its filings with the Securities and Exchange Commission (“SEC”).  This process continued subsequent to the end of the quarter.  The details of the investigation and the conclusions reached by management, including restated historical financial information, are more fully described in the Company’s Form 10-K for the year ended September 30, 2006 which was filed with the SEC on May 11, 2007.

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

The consolidated financial statements as of March 31, 2007 and September 30, 2006 and for the three and six months ended March 31, 2007 include amounts acquired from, as well as results of operations of, eps AG.

P&H Solutions, Inc.

On August 28, 2006, the Company entered into an Agreement and Plan of Merger with P&H Solutions, Inc. (“P&H”) under the terms of which P&H became a wholly-owned subsidiary of the Company. P&H is a provider of web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed on September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired.  The purchase price allocation is preliminary and may change due to the finalization of bad debt reserves and escrow distributions.

The consolidated financial statements as of March 31, 2007 and September 30, 2006 and for the three and six months ended March 31, 2007 include amounts acquired from, as well as results of operations of, P&H.

During the three and six months ended March 31, 2007 the Company incurred cash payments of $1.1 million and $10.5 million, respectively, for P&H acquisition-related compensation.

Visual Web

On February 7, 2007, the Company acquired Visual Web Solutions, Inc. (“Visual Web”), a leading provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  These solutions will complement and be integrated with the Company’s U.S.-centric cash management and online banking solutions to create a more complete international offering.  Visual Web has wholly-owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

The consolidated financial statements as of March 31, 2007 and for the three and six months then ended include amounts acquired from, as well as the results of operations of, Visual Web from February 7, 2007 forward.

The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired.  Under the terms of the acquisition, the parties established a cash escrow arrangement in which $1.1 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.  The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets.  In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation (in thousands, except weighted-average useful lives):

	Amount	Weighted- Average Useful Lives
Current assets:
Billed receivables, net of allowances	$801
Accrued receivables	333
Other	441
Noncurrent assets:
Property and equipment	558
Developed software	1,339	6.0 years
Goodwill	6,863
Customer relationships, noncompetes, and other intangible assets	1,241	8.0 years
Total assets acquired	11,576

Current liabilities	2,310
Long-term liabilities	971
Total liabilities assumed	3,281

Net assets acquired	$8,295

The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including tax contingencies and escrow distributions.  Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company.  Pro forma results are not presented due to insignificance.

Recent Accounting Standards

Recently Adopted Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, as of October 1, 2006.  SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates.  The adoption of SFAS No. 154 had no impact on the Company’s financial statements as there have been no accounting changes or errors during the first six months of fiscal 2007.

The Company adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”) as of January 1, 2007.  EITF No. 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements.  No additional disclosures are required since the Company’s policy is to present revenues net of any taxes collected from customers.

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

In June 2006, the FASB ratified EITF No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF No. 06-2”).  EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to equity upon adoption. The Company does not expect that the adoption of EITF No. 06-2 will have a material effect on its consolidated financial statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company does not expect the adoption of SAB 108 to significantly affect its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS No. 158 is effective for the Company as of the end of its fiscal 2007.  The Company does not expect the adoption of SFAS No. 158 to significantly affect its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Software license fees	$2,681	$4,057	$4,619	$8,307
Maintenance fees	961	1,364	2,257	2,676
Services	1,161	965	2,193	2,287
Total	$4,803	$6,386	$9,069	$13,270

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

Hosting.  The Company’s hosting-related arrangements contain multiple products and services.  As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements. Any up-front fees allocated to the hosting services are recognized over the estimated life of the hosting relationship.  Professional services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value.

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

3.  Share-Based Compensation Plans

A summary of stock options as of March 31, 2007 and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	3,459,090	$18.24
Granted	—	—
Exercised	(3,543)	$7.52
Cancelled/Forfeited/Expired	(138,006)	$19.10
Outstanding at March 31, 2007	3,317,541	$18.21	6.6	$47,389

Exercisable at March 31, 2007	2,089,315	$14.41	5.7	$37,592

No stock options were granted during the first six months of fiscal 2007.  The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2006 was $14.21.  The total intrinsic value of stock options exercised during the first six months of fiscal 2007 and fiscal 2006 was $0.1 million and $6.5 million, respectively.  During the first six months of fiscal 2007 stock option exercises were limited due to the suspension of stock option activity during the period because the Company was not current with its filings with the SEC.  During the first six months of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options.  The Company issued treasury shares for the exercise of stock options during the first six months of fiscal 2007.

The fair value of options granted during the first six months of fiscal 2006 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

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

The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Incentive Plan during the first six months of fiscal 2007.   During the first six months of fiscal 2006, the Company granted long-term LTIP Performance Shares representing 124,000 shares (based on a target of 100%) of the Company’s common stock with a weighted-average grant date fair value of $29.18 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. A summary of nonvested LTIP Performance Shares as of March 31, 2007 and changes during the six months then ended is as follows:

Nonvested LTIP Performance Shares	Number of shares at 150% Attainment	Weighted-Average Grant Date Fair Value

Nonvested at September 30, 2006	219,150	$28.99
Granted	—	—
Vested	—	—
Cancelled/Forfeited/Expired	(7,950)	29.10
Nonvested at March 31, 2007	211,200	$28.98

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

As of March 31, 2007, there were unrecognized compensation costs of $8.6 million related to nonvested stock options and $2.3 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.4 years and 1.5 years, respectively.

Share-based compensation expense recognized under SFAS No. 123(R) in the second quarter of fiscal 2007 related to stock options and LTIP Performance Shares was $1.7 million, with corresponding tax benefits of $0.6 million.  Share-based compensation expense recognized under SFAS No. 123(R) in the first six months of fiscal 2007 related to stock options and LTIP Performance Shares was $3.4 million, with corresponding tax benefits of $1.2 million.  No share-based compensation costs were capitalized during the second quarter or first six months of fiscal 2007. Share-based compensation expense related to stock options, LTIP Performance Shares and the ESPP recognized under SFAS No. 123(R) in the second quarter of fiscal 2006 was $1.5 million, with corresponding tax benefits of $0.5 million.  Share-based compensation expense related to stock options, LTIP Performance Shares and the ESPP recognized under SFAS No. 123(R) in the first six months of fiscal 2006 was $2.9 million, with corresponding tax benefits of $1.0 million.  Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.  There was no expense recognized for the ESPP in the second quarter or first six months of fiscal 2007 due to the suspension of the plan during the period because the Company was not current with its filings with the SEC.

There were no option exercises during the quarter ended March 31, 2007 due to the suspension of stock option activity during the period because the Company was not current with its filings with the SEC.  Cash received from option exercises for the quarter ended March 31, 2006 was $3.7 million.  Cash received from option exercises for the first six months of fiscal 2007 and 2006 was $0.1 million and $7.1 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $1.1 million for the quarter ended March 31, 2006.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $2.2 million for the six months ended March 31, 2007 and 2006, respectively.

During the six months ended March 31, 2007, the Company reclassified 325,962 vested options from equity classification to liability classification, as these options were either cash settled during the six months or were expected, as of March 31, 2007, to be cash settled in future periods due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, the Company recorded a charge to compensation expense of $3.7 million in the six month period ended March 31, 2007 which is recorded in general and administrative expense in the accompanying consolidated statements of operations.

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

	March 31,	September 30,
	2007	2006
Municipal auction rate notes	$2,500	$—

At each balance sheet date, all of the Company’s investments in municipal auction rate notes had an AAA rating. Due to the nature of the marketable securities in which the Company invests, the Company does not typically experience significant movements in the market values of its marketable securities investments. As a result, gross unrealized gains and losses on the Company’s investments in marketable securities are insignificant.

5.              Goodwill

Changes in the carrying amount of goodwill during the first six months of fiscal 2007, consisting primarily of additional goodwill related to the acquisitions of P&H, eps AG and Visual Web, as well as foreign currency translation adjustments, were as follows (in thousands):

Total
Balance, September 30, 2006	$191,518
Foreign currency translation adjustments	2,799
Adjustments — acquisition of P&H	119
Adjustments — acquisition of eps AG	61
Additions — acquisition of Visual Web	6,863
Balance, March 31, 2007	$201,360

6.              Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2007	September 30, 2006
Internally-developed software	$13,039	$13,156
Purchased software	77,664	73,863
	90,703	87,019
Less: accumulated amortization	(57,943)	(52,725)
Software, net	$32,760	$34,294

At March 31, 2007, the $32.8 million software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.9 million in S2 Systems, Inc. purchased software, $4.4 million of eps AG purchased software, $20.6 million of P&H purchased software, and $1.3 million of Visual Web purchased software.   The remaining software net book value of $4.6 million is comprised of various software that has been acquired or developed for internal use.  The Company did not capitalize internal software development costs to be marketed for external sale in the first six months of fiscal 2007 or 2006.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the second quarter of fiscal 2007 and 2006 totaled $2.0 million and $0.5 million, respectively.  Software amortization expense recorded in the first six months of fiscal 2007 and 2006 totaled $3.9 million and $0.9 million, respectively.  The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2007	September 30, 2006
Customer relationships	$38,659	$36,891
Purchased contracts	11,527	11,411
Trademarks and tradenames	2,192	2,152
Covenant not to compete	1,447	1,450
	53,825	51,904
Less: accumulated amortization	(12,775)	(9,469)
Other intangible assets, net	$41,050	$42,435

Other intangible assets amortization expense recorded in the second quarter of fiscal 2007 and 2006 totaled $1.6 million and $0.4 million, respectively.  Other intangible assets amortization expense recorded in the first six months of fiscal 2007 and 2006 totaled $3.2 million and $0.9 million, respectively.

The Company added other intangible assets of $25.1 million and $5.7 million, respectively, from the acquisition of P&H and eps AG in fiscal 2006.  Other intangible assets of $1.2 million from the acquisition of Visual Web were added in the second quarter of fiscal 2007.  Based on capitalized intangible assets at March 31, 2007, and assuming no impairment of these intangible assets, estimated amortization expense for the remainder of fiscal 2007 and in future fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Software Amortization	Other Intangible Assets Amortization
2007	$4,044	$3,185
2008	7,179	6,173
2009	6,650	6,019
2010	5,873	5,941
2011	5,543	5,941
Thereafter	3,471	13,791
Total	$32,760	$41,050

7.  Corporate Restructuring and Other Reorganization Charges

During fiscal 2006, the Company also restructured its Product and Americas Sales organizations.  These actions resulted in severance-related restructuring charges of $0.9 million during fiscal 2006 and additional severance-related restructuring charges of $0.3 million during the first six months of fiscal 2007, which are reflected in operating expenses.  The allocation of these charges was as follows:  $0.1 million in selling and marketing, $0.1 million in general and administrative, and $0.1 million in research and development.  The majority of these charges were in the Americas reportable operating segment.  The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2007.  The following table shows activity in the first six months of fiscal 2007 related to these exit activities (in thousands):

Termination Benefits
Balance, September 30, 2006	$724
Additional termination charges incurred	307
Adjustments to previously recorded liabilities	(70)
Amounts paid during the first six months of fiscal 2007	(936)
Balance, March 31, 2007	$25

8.  Common Stock and Earnings Per Share

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the March 31, 2007 and September 30, 2006 consolidated balance sheets, and are included in common shares outstanding for earnings per share computations for the three and six months ended March 31, 2007 and 2006.  Included in common stock are 1,270 penny options and 2,212 penny options at March 31, 2007 and September 30, 2006, respectively.

In March 2007, the Company’s Board of Directors approved an increase of $100 million to the Company’s current repurchase authorization for the purchase of common stock, bringing the total authorization to $210 million, of which approximately $133 million remains available as of March 31, 2007.  As of March 31, 2007, the Company has purchased approximately 2.8 million shares for approximately $77.0 million.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.  In June and July 2007, the Company purchased 490,720 shares at an average price of $33.87 per share.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Weighted average shares outstanding:
Basic weighted average shares outstanding	37,162	37,241	37,172	37,247
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	—	842	756	804
Diluted weighted average shares outstanding	37,162	38,083	37,928	38,051

For the second quarter and first six months of fiscal 2007 there were 0.6 million stock options and 0.2 million LTIP shares outstanding in both periods that were excluded from the computations of diluted earnings per share because the awards are contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market value of common stock during the period.   For the second quarter and first six months of fiscal 2006 there were 0.7 million and 0.8 million stock options outstanding, respectively, and 0.1 million and 0.1 million LTIP shares outstanding, respectively, that were excluded from the computation.

9.  Comprehensive Income

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$(414)	$14,986	$2,207	$30,176
Other comprehensive income (loss):
Foreign currency translation adjustments	595	9	3,050	(237)
Change in unrealized investment holding loss:
Unrealized holding loss arising during the period	—	4	—	3
Comprehensive income	$181	$14,999	$5,257	$29,942

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

The following are revenues and operating income for the periods indicated.  The prior period amounts for operating income have been reclassified to conform to current year presentation which reflect a change in the allocation of corporate and certain global support costs (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Americas	$52,622	$43,609	$99,756	$87,529
EMEA	28,746	37,356	66,301	71,020
Asia/Pacific	8,580	8,868	17,180	16,359
	$89,948	$89,833	$183,237	$174,908
Operating income (loss):
Americas	5,603	12,188	8,225	22,854
EMEA	(6,587)	6,381	(5,890)	9,338
Asia/Pacific	1,195	2,633	2,841	3,525
	$211	$21,202	$5,176	$35,717

No single customer accounted for more than 10% of the Company’s consolidated revenues during the second quarter or first six months of fiscal 2007 or 2006.  Aggregate revenues attributable to customers in the United Kingdom accounted for 6.8% and 12.8% of the Company’s consolidated revenues during the second quarter of fiscal 2007 and 2006, respectively, and 9.8% and 12.3% during the first six months of fiscal 2007 and 2006, respectively.

Revenues and expenses resulting from the acquisition of P&H are included in the Americas reportable operating segment, while revenues and expenses related to eps AG are primarily included in the EMEA reportable operating segment, for the quarter and six months ended March 31, 2007.  Revenues and expenses related to Visual Web are primarily included in the Asia/Pacific reportable operating segment for the quarter and six months ended March 31, 2007.

11.       Income Taxes

It is the Company’s policy to report income tax expense for interim reporting periods using an estimated annual effective income tax rate.  The Company has estimated its fiscal 2007 annual effective income tax rate to be 39.8%. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

The effective tax rate for the second quarter of fiscal 2007 was approximately 41.6% as compared to 35.0% for the same period of fiscal 2006.  The effective tax rate for the first six months of fiscal 2007 was approximately 34.9% as compared to 24.8% for the same period of fiscal 2006.  The effective tax rates for the second quarter of fiscal 2007 as well as the first six months of fiscal 2007 were higher than the effective tax rate for the second quarter and first six months of fiscal 2006 primarily due to the recognition of tax expense associated with the transfer of certain intellectual property rights out of the United States during fiscal 2007 and the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in fiscal 2006.

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

13.  Assets of Business Transferred Under Contractual Arrangement

On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company’s MessagingDirect business and WorkPoint product line were conveyed to an unrelated party for a total selling price of $3.0 million. Net assets with a book value of $0.1 million were transferred under the agreement. At September 30, 2006, the Company had $1.3 million of assets related to this transfer recorded in other current assets, and $1.2 million of liabilities recorded in other current liabilities.

An initial payment of $0.5 million was paid to the Company on October 2, 2006. The remaining $2.5 million is to be paid in installments through 2010. In accordance with the terms of the Asset Purchase Agreement, the Company has certain obligations to fulfill on behalf of the buyer. Among other things, the Company is obligated to provide continuing support for certain customers of the aforementioned product lines by furnishing a certain level of staffing to provide the support as well as administrative services for a period after the transaction. The Company will be reimbursed for such services at a rate equal to cost plus five percent. Additionally, the Company will remain a reseller of these products for a royalty fee of 50% of revenues generated from sales.  The Company signed a termination agreement for the Edmonton, Canada office lease and all further obligations effective March 31, 2007.

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the assets and liabilities to be divested were classified in other current assets and accrued and other current liabilities within the Company’s consolidated balance sheet at September 30, 2006. During the first quarter of fiscal 2007, the Company collected $0.5 million.  As a result, the net assets have been written down to zero and the Company recognized a pretax gain in the first quarter of fiscal 2007 of $0.4 million which is recorded in other income (expense) in the accompanying consolidated statement of operations for the six months ended March 31, 2007.  The Company will recognize gains in future periods as the remaining $2.5 million of payments are received.

14.       Subsequent Events

In March 2007, the Company’s Board of Directors approved an increase of $100 million to the Company’s current repurchase authorization for the purchase of common stock, bringing the total authorization to $210 million, of which approximately $133 million remains available as of March 31, 2007.  As of March 31, 2007, the Company has purchased approximately 2.8 million shares for approximately $77.0 million.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.  In June and July 2007, the Company purchased 490,720 shares at an average price of $33.87 per share.

As of July 31, 2007, the Company has incurred approximately $1.4 million of expense, primarily professional fees, in the third and fourth quarters of fiscal 2007 related to the historical stock option review, preparation of restated historical financial information, and working towards becoming current with its filings with the SEC.

Subsequent to March 31, 2007, the Company obtained certain extensions in connection with the delivery of financial statements and related matters under financing arrangements for its bank debt.  The Company’s current extensions under the credit facilities expire on August 13, 2007 for its quarterly financial statements for the fiscal quarter ended March 31, 2007.  The extensions for the Company’s quarterly financial statements for the fiscal quarter ended June 30, 2007 expire the earlier of (i) 45 days after delivery of the Company’s quarterly financial statements for the fiscal quarter ended March 31, 2007, and (ii) October 1, 2007.

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

On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers, all of the current directors and certain former directors as individual defendants.  The Company is named as a nominal defendant.  The plaintiff makes allegations related to the Company’s historical stock option granting practices, and asserts claims on behalf of the Company against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.

On July 24, 2007, the stockholders of the Company approved the adoption of an Amended and Restated Certificate of Incorporation to change the Company name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.”  The Company has been marketing its products and services under the ACI Worldwide brand since 1993 and has gained significant market recognition under this brand name.  Historically, the Company operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide.  In the first quarter of fiscal 2006, the Company restructured its organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

On July 24, 2007, the stockholders of the Company approved the First Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 3,000,000 to 5,000,000 and contained certain other amendments.

In July 2007, the Company locked in a fixed interest rate of 6.125% on the existing $75 million revolving credit facility.

In June 2007, the Company received $0.5 million from escrow for certain contingencies assumed in the acquisition of S2 Systems in July 2005.  As of June 30, 2007, $2.5 million in escrow funds remain for potential contingencies and are scheduled for settlement in July 2008.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” “we are well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our acquisition of eps Electronic Payment Systems AG, P&H Solutions, Inc. and Visual Web Solutions, Inc. and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part III Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or The Market Price of Our Common Stock”, and those discussed in Part I Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or the Market Price of Our Common Stock” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Results for the quarter and six months ended March 31, 2007 are not necessarily indicative of results that may be attained in the future.

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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary will oversee remote software development operations in Romania and elsewhere, as well as manage certain of our intellectual property rights. We are also seeking to take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.  We also moved our principal executive offices to New York City in September 2006 to more strategically manage our global infrastructure.

We have launched a service called ACI On Demand, wherein we will host our payment systems and sell them as a service to banks, retailers and processors.

During the six months ended March 31, 2007, we were conducting an independent review of historical stock option grants, preparing restated historical financial information, and working towards becoming current on our filings with the Securities and Exchange Commission (“SEC”).  This process continued subsequent to the end of the quarter.  The details of the investigation and the conclusions reached by management, including restated historical financial information, are more fully described in our Form 10-K for the year ended September 30, 2006 which was filed with SEC on May 11, 2007.  As a result of the historic stock option review and the delay in filing our Form 10-K for the fiscal year ended September 30, 2006, we are not current with our SEC reporting obligations.  As previously disclosed, we are working to become current as soon as possible.  Our efforts to become current may result in additional expenses as well as further diversion of management’s time and resources.

On July 24, 2007, stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change our name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.”  We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name.  Historically, we operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide.  In the first quarter of fiscal 2006, we restructured our organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

Key trends that currently impact our strategies and operations include:

•                  Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. We commissioned an industry study that determined that electronic payment volumes are expected to grow at approximately 13% per year for the next five years, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

•                  Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a lower number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decide to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

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

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in U.S. dollars, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2007, December 31, 2006, and September 30, 2006 (in millions):

	March 31, 2007	December 31, 2006	September 30, 2006
Americas	$643	$644	$671
EMEA	474	444	433
Asia/Pacific	127	125	122
	$1,244	$1,213	$1,226

We also report 12-month backlog estimates, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month calculation.  Monthly recurring revenues include all monthly license fees, maintenance fees and facilities management fees.  Non-recurring revenues include other software license fees and services.  Amounts included in 12-month backlog estimates assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2007, December 31, 2006, and September 30, 2006 (in millions):

	March 31, 2007
	Monthly Recurring	Non- Recurring	Total
Americas	$122	$35	$157
EMEA	68	53	121
Asia/Pacific	24	5	29
	$214	$93	$307

	December 31, 2006
	Monthly Recurring	Non- Recurring	Total
Americas	$122	$36	$158
EMEA	68	38	106
Asia/Pacific	24	5	29
	$214	$79	$293

	September 30, 2006
	Monthly Recurring	Non- Recurring	Total
Americas	$122	$32	$154
EMEA	67	39	106
Asia/Pacific	23	6	29
	$212	$77	$289

Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that contracts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period.  Additionally, because backlog estimates are a Non-GAAP financial measure, the estimates are not subject to the same level of internal review or controls as a GAAP financial measure.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,			Three Months Ended March 31,
	2007	2006	% Change	2007	2006
				As a % of total revenues
Revenues:
Initial license fees (ILFs)	$23,259	$30,834	(24.6)%	25.9%	34.3%
Monthly license fees (MLFs)	15,265	16,896	(9.7)%	17.0%	18.8%
Software license fees	38,524	47,730	(19.3)%	42.8%	53.1%
Maintenance fees	29,901	24,746	20.8%	33.2%	27.6%
Services	21,523	17,357	24.0%	23.9%	19.3%
Total revenues	89,948	89,833	0.1%	100.0%	100.0%

Expenses:
Cost of software license fees	11,193	7,505	49.1%	12.4%	8.4%
Cost of maintenance and services	23,351	19,056	22.5%	26.0%	21.2%
Research and development	12,041	9,978	20.7%	13.4%	11.1%
Selling and marketing	16,799	16,529	1.6%	18.7%	18.4%
General and administrative	26,353	15,563	69.3%	29.3%	17.3%
Total expenses	89,737	68,631	30.8%	99.8%	76.4%

Operating income	211	21,202	(99.0)%	0.2%	23.6%

Other income (expense):
Interest income	1,014	1,586	(36.1)%	1.1%	1.8%
Interest expense	(1,597)	(87)	#	(1.8)%	(0.1)%
Other, net	(337)	354	#	(0.4)%	0.4%
Total other income (expense)	(920)	1,853	#	(1.0)%	2.1%

Income (loss) before income taxes	(709)	23,055	#	(0.8)%	25.7%
Income tax benefit (provision)	295	(8,069)	#	0.3%	(9.0)%
Net income (loss)	$(414)	$14,986	#	(0.5)%	16.7%

# - Denotes a variance of more than 100%.

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Revenues

Total revenues for the second quarter of fiscal 2007 were flat as compared to corresponding period of fiscal 2006. Included in the second quarter of fiscal 2007 revenue with no corresponding amount in the second quarter of fiscal 2006 was approximately $9.6 million of revenue related to acquired businesses.  Excluding the impact of the acquired businesses, total revenues decreased primarily as a result of a $10.0 million, or 20.8%, decrease in software license fee revenues, and a $2.0 million, or 11.2% decrease in services revenue, partially offset by a $2.4 million, or 9.7%, increase in maintenance fee revenues.

The decrease in software license fee revenues, excluding the impact of acquired businesses, during the second quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006 is attributable to a decline in initial license fees, which was impacted by the mix of sales in the quarter and the timing of revenue recognition primarily in the EMEA reportable operating segment.  The sales mix and revenue timing in the quarter has the corresponding effect of increased backlog and, to the extent that customers were billed, increasing deferred revenue, in the quarter.  Additionally, as contracts are renewed, the timing of revenue recognition may change from historical patterns, which is driving a decline in monthly license fees.

The increase in maintenance fee revenues, excluding the impact of acquired businesses, during the second quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006, is primarily the result of an increase in the overall installation base in the EMEA and Asia-Pacific reportable operating segments.

The decrease in services revenues, excluding the impact of acquired businesses, for the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, resulted primarily from decreased activity in the Americas reportable operating segment, and as a result of timing differences referred to above which primarily impacted the EMEA reportable operating segment in the quarter.

Expenses

Total operating expenses for the second quarter of fiscal 2007 increased $21.1 million, or 30.8%, as compared to the same period of fiscal 2006. Included in the second quarter of fiscal 2007 operating expenses with no corresponding amount in the second quarter of fiscal 2006 was approximately $15.4 million of operating expenses related to acquired businesses.  Additionally, there were approximately $5.9 million of costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC in the second quarter of fiscal 2007.

Cost of software license fees for the second quarter of fiscal 2007 increased $3.7 million, or 49.1%, as compared to the corresponding period of fiscal 2006. The increase resulted primarily from expenses of $2.9 million related to acquired businesses.

Cost of maintenance and services for the second quarter of fiscal 2007 increased $4.3 million, or 22.5%, as compared to the corresponding period of fiscal 2006.  The increase is primarily from expenses of $4.0 million related to acquired businesses, and the reallocation of resources from development to service activities, offset partially by an increase in deferred services costs.

Research & Development (“R&D”) costs for the second quarter of fiscal 2007 increased $2.1 million, or 20.7%, as compared to the corresponding period of fiscal 2006.  The increase resulted from expenses of $2.5 million related to acquired businesses, which was offset partially by a reallocation of resources from development to service activities.

Selling and marketing costs for the second quarter of fiscal 2007 increased $0.3 million, or 1.6%, as compared to the corresponding period of fiscal 2006.  The increase resulted from expenses of $2.5 million related to acquired businesses, offset by lower costs which are the result of sales productivity initiatives.  There was also a decrease in advertising and promotion costs due to the timing of certain marketing events and trade shows.

General and administrative costs for the second quarter of fiscal 2007 increased $10.8 million, or 69.3%, as compared to the corresponding period of fiscal 2006.  Approximately $5.9 million of the increase in general and administrative costs during the second quarter of fiscal 2007, as compared to the same period of fiscal 2006, was due to expenses incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC.  Additionally, included in fiscal 2007 costs with no corresponding amount in fiscal 2006 are general and administrative costs of approximately $3.5 million related to acquired businesses.  The remaining increase is the result of an increase in infrastructure investment, increased depreciation expense, and the timing of travel and entertainment expense.

Other Income and Expense

Interest income for the second quarter of fiscal 2007 decreased $0.6 million, or 36.1%, as compared to the corresponding period of fiscal 2006.  The primary reason for the decrease in interest income is due to a decrease in interest bearing assets in the second quarter of fiscal 2007 as compared to the corresponding period of fiscal 2006.  Additionally, we recorded $0.2 million of interest income related to a tax refund recorded in the second quarter of fiscal 2006 that did not recur in fiscal 2007.

Interest expense for the second quarter of fiscal 2007 increased $1.5 million as compared to the same period of fiscal 2006.  The increase is attributable to $75 million of borrowings under the revolving credit facility used to fund the purchase of P&H in the fourth quarter of fiscal 2006.

Other income and expense consists of foreign currency gains and losses and other non-operating items.

Income Taxes

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

During the second quarter of fiscal 2007 our effective tax rate of 41.6% was materially in line with our estimated overall annual effective tax rate of 39.8%.  The effective tax rate for the second quarter of fiscal 2007 was higher than the effective tax rate of 35% we reported for the second quarter of 2006, primarily due to the recognition of tax expense associated with transfer of certain intellectual property rights out of the United States.

First Six Months of Fiscal 2007 vs. First Six Months of Fiscal 2006

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Six Months Ended March 31,			Six Months Ended March 31,
	2007	2006	% Change	2007	2006
				As a % of total revenues
Revenues:
Initial license fees (ILFs)	$49,207	$56,561	(13.0)%	26.9%	32.3%
Monthly license fees (MLFs)	30,502	34,561	(11.7)%	16.6%	19.8%
Software license fees	79,709	91,122	(12.5)%	43.5%	52.1%
Maintenance fees	58,630	50,064	17.1%	32.0%	28.6%
Services	44,898	33,722	33.1%	24.5%	19.3%
Total revenues	183,237	174,908	4.8%	100.0%	100.0%

Expenses:
Cost of software license fees	21,404	14,440	48.2%	11.7%	8.3%
Cost of maintenance and services	47,498	39,947	18.9%	25.9%	22.8%
Research and development	24,026	19,730	21.8%	13.1%	11.3%
Selling and marketing	34,949	32,541	7.4%	19.1%	18.6%
General and administrative	50,184	32,533	54.3%	27.4%	18.6%
Total expenses	178,061	139,191	27.9%	97.2%	79.6%

Operating income	5,176	35,717	(85.5)%	2.8%	20.4%

Other income (expense):
Interest income	1,899	4,513	(57.9)%	1.0%	2.6%
Interest expense	(3,057)	(116)	#	(1.7)%	(0.1)%
Other, net	(630)	(12)	#	(0.3)%	(0.0)%
Total other income (expense)	(1,788)	4,385	#	(1.0)%	2.5%

Income before income taxes	3,388	40,102	(91.6)%	1.8%	22.9%
Income tax provision	(1,181)	(9,926)	(88.1)%	(0.6)%	(5.7)%
Net income	$2,207	$30,176	(92.7)%	1.2%	17.3%

# - Denotes a variance of more than 100%.

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Revenues

Total revenues for the first six months of fiscal 2007 increased $8.3 million, or 4.8%, as compared to corresponding period of fiscal 2006. Included in the first six months of fiscal 2007 revenue with no corresponding amount in the first six months of fiscal 2006 was approximately $18.9 million of revenue related to acquired businesses.  Excluding the impact of the acquired businesses, total revenues decreased primarily as a result of a $13.0 million, or 14.2%, decrease in software license fee revenues, and a $1.0 million, or 2.9% decrease in services revenue, partially offset by a $3.4 million, or 6.8%, increase in maintenance fee revenues.

The decrease in software license fee revenues, excluding the impact of acquired businesses, during the first six months of fiscal 2007, as compared to the corresponding period of fiscal 2006 is attributable to a decline in initial license fees, which was impacted by the mix of sales in the quarter and the timing of revenue recognition primarily in the EMEA reportable operating segment.  The sales mix and revenue timing in the quarter has the corresponding effect of increased backlog and, to the extent that customers were billed, increasing deferred revenue, in the quarter.   Additionally, as contracts are renewed, the timing of revenue recognition may change from historical patterns, which is driving a decline in monthly license fees.

The increase in maintenance fee revenues, excluding the impact of acquired businesses, during the first six months of fiscal 2007, as compared to the corresponding period of fiscal 2006, is primarily the result of an increase in the overall installation base in the EMEA and Asia-Pacific reportable operating segments.

The decrease in services revenues, excluding the impact of acquired businesses, for the first six months of fiscal 2007, as compared to the corresponding period of fiscal 2006, resulted primarily from decreased activity in the Americas reportable operating segment.

Expenses

Total operating expenses for the first six months of fiscal 2007 increased $38.9 million, or 27.9%, as compared to the same period of fiscal 2006. Included in the first six months of fiscal 2007 operating expenses with no corresponding amount in the first six months of fiscal 2006 was approximately $30.6 million of operating expenses related to acquired businesses.  Additionally, there were approximately $8.6 million of costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC in the first six months of fiscal 2007.

Cost of software license fees for the first six months of fiscal 2007 increased $7.0 million, or 48.2%, as compared to the corresponding period of fiscal 2006. The increase resulted primarily from expenses of $5.5 million related to acquired businesses and an increase in the distribution costs of products.

Cost of maintenance and services for the first six months of fiscal 2007 increased $7.6 million, or 18.9%, as compared to the corresponding period of fiscal 2006.  The increase resulted from expenses of $7.9 million related to acquired businesses and the reallocation of resources from development to service activities.

R&D costs for the first six months of fiscal 2007 increased $4.3 million, or 21.8%, as compared to the corresponding period of fiscal 2006.  The increase resulted from expenses of $5.1 million related to acquired businesses, which was offset partially by a reallocation of resources from development to service activities.

Selling and marketing costs for the first six months of fiscal 2007 increased $2.4 million, or 7.4%, as compared to the corresponding period of fiscal 2006.  The increase resulted from expenses of $4.9 million related to acquired businesses, offset by lower costs which are the result of sales productivity initiatives.

General and administrative costs for the first six months of fiscal 2007 increased $17.7 million, or 54.3%, as compared to the corresponding period of fiscal 2006.  Approximately $8.6 million of the increase in general and administrative costs was due to expenses incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC during the first six months of fiscal 2007.  Additionally, included in fiscal 2007 costs with no corresponding amount in fiscal 2006 are general and administrative costs of approximately $7.2 million related to acquired businesses.  The remaining increase is the result of an increase in infrastructure investment, increased depreciation expense, and the timing of travel and entertainment expense.

Other Income and Expense

Interest income for the first six months of fiscal 2007 decreased $2.6 million, or 57.9%, as compared to the corresponding period of fiscal 2006.  The primary reason for the decrease in interest income is due to $2.0 million of interest income related to a tax refund recorded in the first six months of fiscal 2006 that did not recur in fiscal 2007 and a decrease in interest bearing assets in the first six months of fiscal 2007 as compared to the corresponding period of fiscal 2006.

Interest expense for the first six months of fiscal 2007 increased $2.9 million as compared to the same period of fiscal 2006.  The increase is primarily attributable to $75 million of borrowings under the revolving credit facility used to fund the purchase of P&H in the fourth quarter of fiscal 2006.

Other income and expense consists of foreign currency gains and losses and other non-operating items, including a gain of $0.4 million related to the transfer of assets under a contractual arrangement in the first six months of fiscal 2007.

Income Taxes

During the first six months of fiscal 2007 our effective tax rate of 34.9% was lower than our estimated overall annual effective tax rate of 39.8%.  The effective tax rate for the first six months of fiscal 2007 was positively impacted primarily by a U.S. tax law change during the period that extended the research and development tax credit.  Our estimated overall annual effective tax rate is higher than statutory rates primarily due to the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.  The effective tax rate for the first six months of fiscal 2007 was higher than the effective tax rate of 24.8% we reported for the first six months of fiscal 2006, primarily due to the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in the first six months of fiscal 2006.

Segment Results

The following table presents revenues and operating income for the periods indicated by reportable operating segment.  The prior period amounts for operating income have been reclassified to conform to current year presentation which reflect a change in the allocation of corporate and certain global support costs (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Americas	$52,622	$43,609	$99,756	$87,529
EMEA	28,746	37,356	66,301	71,020
Asia/Pacific	8,580	8,868	17,180	16,359
	$89,948	$89,833	$183,237	$174,908
Operating income (loss):
Americas	5,603	12,188	8,225	22,854
EMEA	(6,587)	6,381	(5,890)	9,338
Asia/Pacific	1,195	2,633	2,841	3,525
	$211	$21,202	$5,176	$35,717

For the second quarter of fiscal 2007 compared to the corresponding period of fiscal 2006, revenues increased in the Americas reportable operating segment by $9.0 million, or 20.7%, decreased in the EMEA reportable operating segment by $8.6 million, or 23.1%, and decreased in the Asia/Pacific reportable operating segment by $0.3 million, or 3.3%.

For the second quarter of fiscal 2007 compared to the corresponding period of fiscal 2006, operating income (loss) decreased in the Americas reportable operating segment by $6.6 million, or 54.0%, in the EMEA reportable operating segment by $13.0 million, or 203.2%, and in the Asia/Pacific reportable operating segment by $1.4 million, or 54.6%.  The decreases in operating income (loss) in the EMEA and Americas reportable operating segments are primarily due to expenses related to acquired businesses as well as the costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC in the second quarter of fiscal 2007.  The decrease in operating income (loss) in EMEA is also the direct result of lower revenue.

For the first six months of fiscal 2007 compared to the corresponding period of fiscal 2006, revenues increased in the Americas reportable operating segment by $12.2 million, or 14.0%, decreased in the EMEA reportable operating segment by $4.7 million, or 6.6%, and increased in the Asia/Pacific reportable operating segment by $0.8 million, or 5.0%.

For the first six months of fiscal 2007 compared to the corresponding period of fiscal 2006, operating income (loss) decreased in the Americas reportable operating segment by $14.6 million, or 64.0%, in the EMEA reportable operating segment by $15.2 million, or 163.1%, and in the Asia/Pacific reportable operating segment by $0.7 million, or 19.4%.  The decreases in operating income (loss) in the EMEA and Americas reportable operating segments are primarily due to expenses related to acquired businesses as well as the costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC in the second quarter of fiscal 2007.  The decrease in operating income (loss) in EMEA is also the direct result of lower revenue.

Revenues and expenses resulting from the acquisition of P&H are included in the Americas reportable operating segment, while revenues and expenses related to eps AG are primarily included in the EMEA reportable operating segment for the quarter and six months ended March 31, 2007.  Revenues and expenses related to Visual Web are primarily included in the Asia/Pacific reportable operating segment for the quarter ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity consisted of $96.0 million in cash and cash equivalents and $75.0 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of March 31, 2007.  In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  During the first six months of fiscal 2007, we repurchased 102,734 shares of our common stock at an average price of $34.54 per share under this stock repurchase program.  In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization for purchases of common stock, bringing the total authorization to $210 million, of which approximately $133 million remained available as of March 31, 2007.

Under the program through March 31, 2007, we have purchased approximately 2.8 million shares for approximately $77.0 million.  In June 2007, we implemented this previously announced increase to our share repurchase program.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.  In June and July 2007, the Company purchased 490,720 shares at an average price of $33.87 per share.

We presently estimate that we will incur an additional $9.4 million in cash outlays, and corresponding expense of $4.0 million, subsequent to March 31, 2007 for the settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which we are not current with our filings with the SEC and which would otherwise have expired.  The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to becoming current on our filings with the SEC, as well as the stock price used to calculate any settlement amount.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

Net cash flows provided by operating activities in the first six months of fiscal 2007 amounted to $15.4 million as compared to net cash flows provided by operating activities of $43.2 million during the same period of fiscal 2006.  The comparative period decrease in net cash flows from operating activities of $27.8 million was principally the result of the following items:  the payment of a class action litigation settlement of $8.5 million in the first quarter of fiscal 2007; the payment of $10.5 million for P&H acquisition-related compensation charges in the first six months of fiscal 2007; the payment of $6.1 million for professional fees and other costs incurred related to the historical stock option review, preparation of restated financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC in the first six months of fiscal 2007; and the receipt of a cash refund of $10.9 million related to the settlement of the IRS audit of tax years 1997 through 2003 during the first six months of fiscal 2006.  These items were partially offset by increased cash collections resulting in higher deferred revenues in the first six months of fiscal 2007.

Net cash flows used in investing activities totaled $23.3 million in the first six months of fiscal 2007 as compared to $6.7 million used in investing activities during the same period of fiscal 2006.  During the first six months of fiscal 2007, we used cash of $6.1 million to pay costs related to the second closing of the purchase of eps AG, $0.6 million related to the P&H acquisition, and $8.2 million for the acquisition of Visual Web, and other direct acquisition costs.  We also used cash of $6.4 million to purchase software, property and equipment, and $2.5 million to purchase marketable securities.  During the first six months of fiscal 2006, we used cash of $3.4 million to increase our holding of marketable securities and $3.3 million to purchase software, property and equipment.

Net cash flows used in financing activities totaled $6.3 million in the first six months of fiscal 2007 as compared to $6.7 million used in financing activities during the same period of fiscal 2006.  In the first six months of fiscal 2007 and fiscal 2006, we used cash of $4.4 million and $14.0 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $2.0 million during both of the first six months of fiscal 2007 and 2006.  In the first six months of fiscal 2006, we received proceeds of $8.6 million, including corresponding excess tax benefits, from the exercises of stock options.

We realized a minimal increase in cash during the first six months of fiscal 2007 as well as the same period of fiscal 2006 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Critical Accounting Policies and Estimates

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

Valuation of Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2007 and September 30, 2006, our goodwill and other intangible assets, net of accumulated amortization, were $242 million and $234 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

Under the provisions of SFAS No. 123(R), share-based compensation cost for stock option awards, with vesting based on service criteria only, is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period.  We recognize share-based compensation costs for only those shares that are expected to vest.  The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life.  If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense may differ materially for future awards from that recorded for existing awards.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) are earned based on the achievement, over a three year period, of performance goals related to certain performance indicators.  In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

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

Recent Accounting Standards

Recently Adopted Accounting Standards

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, as of October 1, 2006.  SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates.  The adoption of SFAS No. 154 had no impact on our financial statements as there have been no accounting changes during the first six months of fiscal 2007.

We adopted EITF Issue No. 06—3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”) as of January 1, 2007.  EITF No. 06—3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF No. 06—3 is effective for the first annual or interim reporting period beginning after December 15, 2006.  No additional disclosures are required since our policy is to present revenues net of any taxes collected from customers.

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

In June 2006, the FASB ratified EITF No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF No. 06-2”).  EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. We do not expect that the adoption of EITF No. 06-2 will have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 is effective for our fiscal years beginning after December 15, 2006. We are currently evaluating the impact that this interpretation will have on our financial condition and/or results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of our fiscal 2007. We do not expect the adoption of SAB 108 to significantly affect our consolidated financial statements.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the three months ended March 31, 2007. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2007, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.4 million annually.

Based on our debt balances at March 31, 2007, and if we maintained this level of debt for a period of one year, a hypothetical ten percent (approximately 60 basis point) increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million annually.

Item 4.   CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, March 31, 2007.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2006, we identified material weaknesses in internal control over financial reporting related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes.   A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal control as of March 31, 2007 and have concluded that the material weaknesses related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes were not remediated as of March 31, 2007.

Except for the material weaknesses in internal controls over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, no other material weaknesses were identified in our evaluation of internal controls as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

Remediation efforts relating to our internal control over financial reporting which have been implemented since September 30, 2006 include 1) establishing detailed project plans to address the above referenced material weaknesses, 2) weekly executive officer review of remediation progress, 3) evaluating our finance organization, talent, processes, and internal controls and 4) improving communications between finance and other constituents involved in the financial closing process.  As part of the remediation efforts, we have hired a new Corporate Controller, Vice President of Corporate Tax and Director of Regulatory Reporting.   There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

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

Derivative Litigation.  On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers, all of the current directors and certain former directors as individual defendants.  We are named as a nominal defendant.  The plaintiff makes allegations related to our historical stock option granting practices, and asserts claims on behalf of us against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.

Item 1A.   RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Iem 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2006. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factors set forth below were disclosed in the Form 10-K, but have been updated to provide additional information or updates:

The delay in filing the Form 10-K for the fiscal year ended September 30, 2006, the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 with the SEC and any failure to satisfy other NASDAQ listing requirements could cause the NASDAQ to commence suspension or delisting procedures with respect to our common stock.

As a result of the delay in filing the Form 10-K for the fiscal year ended September 30, 2006, the Form 10-Q for the quarter ended December 31, 2006 and this Form 10-Q for the quarter ended March 31, 2007, we are not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14).  In response to letters we received in January 2007 and February 2007 following our failure to timely file our Form 10-K for the fiscal year ended September 30, 2006 and our Form 10-Q for the fiscal quarter ended December 31, 2006, we requested and were granted a hearing before the NASDAQ Listing Qualifications Panel, which took place on February 22, 2007.  On April 13, 2007, we received a written notification from the Staff of NASDAQ stating that the NASDAQ Listing Qualifications Panel had granted our request for continued listing on the NASDAQ Global Select Market, subject to the condition that we file our Form 10-K for the fiscal year ended September 30, 2006, and our Form 10-Q for the quarter ended December 31, 2006, and all required restatements, by July 2, 2007.  We filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 on May 11, 2007 and filed the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 on June 29, 2007.   On May 14, 2007, similar to the letters we received in January 2007 and February 2007, we received a letter from the Staff of NASDAQ stating that we are not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) because we did not timely file our Form 10-Q for the quarter ended March 31, 2007.  On July 20, 2007, the NASDAQ Listing Qualifications Panel determined that we complied with the terms of the Panel’s decision dated April 13, 2007 and further, granted our request for continued listing on the NASDAQ Global Select Stock Market subject to the condition that we file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by August 8, 2007.  We did not meet the August 8, 2007 deadline and we have informed NASDAQ of the delay.  We cannot assure that NASDAQ will not take any action against us as a result of this delay or impose additional conditions on our continued listing, such as requiring us to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 by a specified deadline nor can we assure that we would be able to meet any such additional conditions.  If we are unable to regain compliance of continued listing requirements of the NASDAQ, NASDAQ could commence suspension or delisting procedures with respect to our common stock.  The commencement of any suspension or delisting procedures by the NASDAQ remains, at all times, at the discretion of the NASDAQ and would be publicly announced by the NASDAQ.  The delisting of our common stock from NASDAQ may have a material adverse effect on us by, among other things, limiting:

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

As disclosed in the Current Report on Form 8-K filed on June 6, 2007, we adjusted our financial guidance for calendar year 2007 to reflect the revisions to our historical 60-month and 12-month backlog estimates as disclosed in the Form 10-K for the fiscal year ended September 30, 2006.  These revisions have created a new baseline for our backlog metrics entering calendar year 2007.  Estimates of future financial results are inherently unreliable.  Our backlog estimates are based on management’s current assessment of the customer contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period.  A number of factors could result in actual revenues being less than the amounts reflected in backlog.  Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts.  Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period.  As a Non-GAAP financial measure, backlog estimates are not subject to the same level of internal review or controls as a GAAP financial measure.

We may become involved in litigation that could materially adversely affect our business financial condition and/or results of operations.

On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers, all of the current directors and certain former directors as individual defendants.  We are named as a nominal defendant.  The plaintiff makes allegations related to the our historical stock option granting practices, and asserts claims on behalf of us against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.  Additionally, from time to time, we are involved in litigation relating to claims arising out of our operations.  The Lieven derivative claim or any other claims, with or without merit, could be time-consuming and result in costly litigation.  Failure to successfully defend against these claims could result in a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

We have previously obtained certain extensions and may continue to seek additional extensions under our credit facilities. The extensions waive certain potential breaches of representations and covenants under our credit facilities and establish the extended deadlines for the delivery of certain financial reports. Our current extensions under the credit facilities for our quarterly financial statements for the fiscal quarter ended March 31, 2007 expire August 13, 2007 and the extensions for our quarterly financial statements for the fiscal quarter ended June 30, 2007 expire the earlier of (i) 45 days after delivery of our quarterly financial statements for the fiscal quarter ended March 31, 2007, and (ii) October 1, 2007. We may not be able to deliver our quarterly financial statements for the second quarter of fiscal 2007 within the extended period, which may impact whether we are able to file our quarterly results for the third quarter of fiscal 2007 within the extended period, and therefore, we may seek additional extensions under the credit facilities.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)

January 1 through January 31, 2007	—	—	—	32,957,000
February 1 through February 28, 2007	—	—	—	32,957,000
March 1 through March 31, 2007	—	—	—	132,957,000
Total Fiscal 2007 Second Quarter Activity	—	—	—	132,957,000

(1)          In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its Common Stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. In May 2006, the Company’s Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million.  In March 2007, the Company’s Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $133 million remains available.  In June and July 2007, the Company implemented this previously announced increase to its share repurchase program.  There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares are returned to the status of authorized but unissued shares of Common Stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of Common Stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the first six months of fiscal 2007, all shares were purchased in open-market transactions.

In addition to the purchases set forth above, pursuant to Rule 10b5-1 plan, the Company has cancelled options to purchase 112,506 shares and incurred cash outlays of approximately $2.0 million, and corresponding expense of $3.7 million, in the first six months of fiscal 2007 in connection with vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which the Company was not current with its filings with the SEC and which would otherwise have expired as a result of the expiration of the option.  The Company has incurred cash outlays subsequent to the second quarter of fiscal 2007 of approximately $1.0 million, and corresponding expense of $0.6 million (representing cancelled options to purchase 52,269 shares).

The Company presently estimates it will incur an additional $8.4 million in cash outlays, and corresponding expense of $3.4 million (representing estimated cancelled options to purchase approximately 378,000 shares) for the settlement of vested options.  The actual amount incurred with respect to the settlement of options depends on the number of options that will expire prior to the Company becoming current with its filings with the SEC as well as the stock price used to calculate any settlement amount.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on July 24, 2007. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.         Election of directors to hold office until the next Annual Meeting of Stockholders:

Nominee	For	Withheld
John D. Curtis	30,557,737	3,499,612
Philip G. Heasley	28,740,435	5,316,914
Harlan F. Seymour	33,418,317	639,032
John M. Shay, Jr.	33,686,360	370,989
John E. Stokely	30,264,536	3,792,813

2.         Proposal to amend and restate the Company’s current Amended and Restated Certificate of Incorporation, as amended to date, to change the Company name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.”

For: 3,984,415	Against: 35,057	Abstain: 37,877	Broker Non-Vote: - 0 -

3.         Proposal to approve the first amendment to the Company’s 2005 Equity and Performance Incentive Plan.

For: 25,340,120	Against: 4,438,529	Abstain: 92,006	Broker Non-Vote: 4,186,694-

4.         Proposal to amend the Company’s 1999 Employee Stock Purchase Plan.

For: 29,601,098	Against: 182,547	Abstain: 87,010	Broker Non-Vote: 4,186,694-

5.         Proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for fiscal 2007:

For: 33,752,579	Against: 231,047	Abstain: 73,723	Broker Non-Vote: - 0

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.   EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of ACI Worldwide, Inc., dated July 24, 2007, filed with the Secretary of State of Delaware on July 24, 2007. (2)

10.1		Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007 (1)

10.2		ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended July 24, 2007.

31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)             Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 10, 2007	By:	/s/ HENRY C. LYONS
Henry C. Lyons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of ACI Worldwide, Inc., dated July 24, 2007, filed with the Secretary of State of Delaware on July 24, 2007. (2)

10.1		Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007. (1)

10.2		ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended July 24, 2007.

31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)            Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30, 2007.