Form 10-Q
period 2007-06-30
ACI WORLDWIDE, INC.
filed 2007-09-25
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

As of September 20, 2007, there were 35,764,083 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,965	$110,148
Billed receivables, net of allowances of $1,709 and $2,110	73,226	72,439
Accrued receivables	13,777	14,443
Deferred income taxes, net	5,830	9,410
Recoverable income taxes	2,956	—
Other current assets	19,486	19,079
Total current assets	205,240	225,519
Property, plant and equipment, net	18,926	14,306
Software, net	33,118	34,294
Goodwill	202,974	191,518
Other intangible assets, net	40,846	42,435
Deferred income taxes, net	15,935	12,294
Other assets	12,543	13,781
TOTAL ASSETS	$529,582	$534,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,293	$15,090
Accrued employee compensation	26,823	30,089
Deferred revenue	97,105	78,996
Income taxes payable	—	1,788
Accrued settlement for class action litigation	—	8,450
Accrued and other current liabilities	17,832	23,174
Total current liabilities	156,053	157,587

Deferred revenue	25,742	20,380
Note payable under credit facility	75,000	75,000
Other noncurrent liabilities	17,480	13,968
Total liabilities	274,275	266,935

Commitments and contingencies (Note 12)
Stockholders’ equity

Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and September 30, 2006	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,821,516 and 40,823,728 shares issued at June 30, 2007 and September 30, 2006, respectively	204	204
Treasury stock, at cost, 4,122,513 and 3,561,745 shares outstanding at June 30, 2007 and September 30, 2006, respectively	(113,429)	(94,313)
Additional paid-in capital	309,616	307,553
Retained earnings	61,841	62,357
Accumulated other comprehensive loss	(2,925)	(8,589)
Total stockholders’ equity	255,307	267,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,582	$534,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Software license fees	$40,920	$41,955	$120,629	$133,077
Maintenance fees	31,287	25,989	89,917	76,053
Services	25,902	16,820	70,800	50,542
Total revenues	98,109	84,764	281,346	259,672

Expenses:
Cost of software license fees	9,932	7,895	31,336	22,335
Cost of maintenance and services	26,789	19,385	74,287	59,332
Research and development	13,422	10,191	37,448	29,921
Selling and marketing	16,894	15,896	51,843	48,437
General and administrative	26,190	15,877	76,374	48,410
Total expenses	93,227	69,244	271,288	208,435

Operating income	4,882	15,520	10,058	51,237

Other income (expense):
Interest income	940	1,641	2,839	6,154
Interest expense	(1,431)	(10)	(4,488)	(126)
Other, net	(1,533)	(227)	(2,163)	(239)
Total other income (expense)	(2,024)	1,404	(3,812)	5,789

Income before income taxes	2,858	16,924	6,246	57,026
Income tax benefit (provision)	(5,581)	5,605	(6,762)	(4,321)
Net income (loss)	$(2,723)	$22,529	$(516)	$52,705

Earnings (loss) per share information
Weighted average shares outstanding
Basic	37,075	37,529	37,140	37,341
Diluted	37,075	38,476	37,140	38,208
Earnings (loss) per share
Basic	$(0.07)	$0.60	$(0.01)	$1.41
Diluted	$(0.07)	$0.59	$(0.01)	$1.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended June 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(516)	$52,705
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	4,355	3,035
Amortization	10,878	2,943
Tax expense of intellectual property transfer	1,434	—
Amortization of debt financing cost	252	—
Gain on transfer of assets under contractual obligation	(404)	—
Loss on disposal of assets	67	—
Deferred income taxes	(1,168)	(11,598)
Share-based compensation expense	4,794	4,412
Tax benefit of stock options exercised and settled	855	1,456
Changes in operating assets and liabilities, net of acquired balances:
Billed and accrued receivables, net	4,734	293
Other current assets	(1,145)	(33)
Other assets	(304)	(3,021)
Accounts payable	(3,079)	(3,378)
Accrued employee compensation	(7,521)	(3,855)
Accrued liabilities	2,756	246
Payment of class action litigation settlement	(8,450)	—
Current income taxes	(2,061)	12,602
Deferred revenue	18,623	(8,210)
Other current and noncurrent liabilities	2,243	107
Net cash flows from operating activities	26,343	47,704

Cash flows from investing activities:
Purchases of property and equipment	(6,695)	(3,133)
Purchases of software and distribution rights	(910)	(2,401)
Purchases of marketable securities	(2,500)	(50,937)
Acquisition of businesses, net of cash acquired	(17,487)	(13,139)
Sales of marketable securities	—	56,038
Proceeds from assets transferred under contractual obligation	500	—
Other	6	—
Net cash flows from investing activities	(27,086)	(13,572)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	909
Proceeds from exercises of stock options	25	11,608
Excess tax benefit of stock options exercised	17	2,321
Purchases of common stock	(19,218)	(24,688)
Payments on debt and capital leases	(2,404)	(2,949)
Other	—	(15)
Net cash flows from financing activities	(21,580)	(12,814)
Effect of exchange rate fluctuations on cash	2,140	3,354
Net increase (decrease) in cash and cash equivalents	(20,183)	24,672
Cash and cash equivalents, beginning of period	110,148	83,693
Cash and cash equivalents, end of period	$89,965	$108,365

Supplemental cash flow information:
Income taxes paid (benefit received), net	$11,058	$(911)
Interest paid	$2,832	$128

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.  Consolidated Financial Statements

On July 24, 2007, the stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change the Company name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.” (“the Company”).  The Company has been marketing its products and services under the ACI Worldwide brand since 1993 and has gained significant market recognition under this brand name.  Historically, the Company operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide.  In the first quarter of fiscal 2006, the Company restructured its organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at June 30, 2007, and for the three and nine months ended June 30, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending September 30, 2007.

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

During the nine months ended June 30, 2007, the Company was conducting an independent review of historical stock option grants, preparing restated historical financial information, and working towards becoming current on its filings with the Securities and Exchange Commission (“SEC”).  In addition to the impact of the stock option matters, the Company restated the financial statements for the three months and nine months ended June 30, 2006 to correct for a deferred tax benefit that was previously recognized in error.  The details of the investigation and the conclusions reached by management, including restated historical financial information, are more fully described in the Company’s Form 10-K for the year ended September 30, 2006 which was filed with the SEC on May 11, 2007.

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

The consolidated financial statements as of June 30, 2007 and September 30, 2006 and for the three and nine months ended June 30, 2007 include amounts acquired from, as well as results of operations of, eps AG.

P&H Solutions, Inc.

On August 28, 2006, the Company entered into an Agreement and Plan of Merger with P&H Solutions, Inc. (“P&H”) under the terms of which P&H became a wholly owned subsidiary of the Company. P&H is a provider of web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed on September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired.  The purchase price allocation is preliminary and may change due to the finalization of bad debt reserves and escrow settlements.

The consolidated financial statements as of June 30, 2007 and September 30, 2006 and for the three and nine months ended June 30, 2007 include amounts acquired from, as well as results of operations of, P&H.

During the nine months ended June 30, 2007 the Company incurred cash payments of $10.5 million for P&H acquisition-related compensation.

Visual Web

On February 7, 2007, the Company acquired Visual Web Solutions, Inc. (“Visual Web”), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  These solutions will complement and be integrated with the Company’s U.S.-centric cash management and online banking solutions to create a more complete international offering.  Visual Web has wholly owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

The consolidated financial statements as of June 30, 2007 and for the three and nine months then ended include amounts acquired from, as well as the results of operations of, Visual Web from February 7, 2007 forward.

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

Customer relationships, noncompetes, and other intangible assets

The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including bad debt reserves, tax contingencies and escrow settlements.  Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company.  Pro forma results are not presented because they are insignificant.

Stratasoft

On April 2, 2007, the Company acquired Stratasoft Sdn Bhd (“Stratasoft”), a provider of electronic payment solutions in Malaysia.  This acquisition is expected to compliment the Company’s strategy to move to a direct sales model in selected markets in Asia.

The consolidated financial statements as of June 30, 2007 and for the three and nine months then ended include amounts acquired from, as well as the results of operations of, Stratasoft from April 2, 2007 forward.

The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.  The Company will pay an additional aggregate amount of up to $1.2 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the periods ending December 31, 2007 and December 31, 2008.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which $0.5 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.  The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets.  In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation (in thousands, except weighted-average useful lives):

	Amount	Weighted- Average Useful Lives
Current assets:
Billed receivables, net of allowances	$573
Accrued receivables	10
Other	396
Noncurrent assets:
Property and equipment	57
Goodwill	712
Customer relationships and noncompete	1,283	6.9 years
Other	25
Total assets acquired	3,056

Current liabilities	114
Long-term liabilities	414
Total liabilities assumed	528

Net assets acquired	$2,528

Customer relationships, noncompetes, and other intangible assets

Prior to the acquisition, Stratasoft had been a distributor of the Company’s products within the Malaysian market.  Preexisting relationships included trade receivables and payables and certain contracts which were measured at fair value at the acquisition date, resulting in no gain or loss.

The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including complete understanding of customer agreements, bad debt reserves, tax contingencies, earn out and escrow settlements.  Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company.  Pro forma results are not presented because they are insignificant.

Recent Accounting Standards

Recently Adopted Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, as of October 1, 2006.  SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates.  The adoption of SFAS No. 154 had no impact on the Company’s financial statements as there have been no accounting changes or errors during the first nine months of fiscal 2007.

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

For software license arrangements in which the Company permits the customer to receive or exchange for unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met.  For software license arrangements in which the customer has the right to change or alternate its use of currently licensed products, revenue is recognized upon delivery of the first copy of all of the licensed products, provided all other revenue recognition criteria have been met.  For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

Certain of the Company’s software license arrangements are short-term, time-based license arrangements or include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods. For these arrangements, VSOE of fair value of PCS does not exist and revenues are therefore recognized ratably over the contractually specified PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts assigned to the various elements, including software license fees and maintenance fees. The following are amounts included in revenues in the consolidated statements of operations for which VSOE of fair value does not exist for each element (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Software license fees	$2,496	$4,428	$7,115	$12,735
Maintenance fees	1,172	1,441	3,429	4,117
Services	1,084	1,130	3,277	3,417
Total	$4,752	$6,999	$13,821	$20,269

Maintenance Fees. The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally 5 years.  These arrangements include an initial (bundled) PCS term of 1 or 2 years with subsequent renewals for additional years within the initial license period.  For arrangements in which the Company looks to substantive renewal rates to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by reference to the stated renewal rate.  For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

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

Hosting.  The Company’s hosting-related arrangements contain multiple products and services.  As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separate provisions of  Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  The Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements.  Any up-front fees allocated to the hosting services are recognized over the estimated life of the hosting relationship.  Professional services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value.

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

3.  Share-Based Compensation Plans

A summary of stock options as of June 30, 2007 and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	3,459,090	$18.24
Granted	716,496	34.73
Exercised	(3,543)	7.52
Cancelled/Forfeited/Expired	(166,476)	18.93
Outstanding at June 30, 2007	4,005,567	$21.17	7.0	$50,994

Exercisable at June 30, 2007	2,079,595	$14.52	5.5	$39,854

During the first nine months of fiscal 2007, the Company granted 716,496 stock options with a weighted average grant date fair value of $17.75.  The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2006 was $14.82.  The total intrinsic value of stock options exercised during the first nine months of fiscal 2007 and fiscal 2006 was $0.1 million and $11.0 million, respectively.  During the first nine months of fiscal 2007, stock option exercises were limited due to the suspension of any such stock option exercises during the period because the Company was not current with its filings with the SEC.  During the first nine months of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options.  The Company issued treasury shares for the exercise of stock options during the first nine months of fiscal 2007.

The fair value of options granted during the first nine months of fiscal 2007 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Expected life	5.3	5.3
Interest rate	5.0%	5.0%
Volatility	51%	51%
Dividend yield	—	—

The fair value of options granted during the first nine months of fiscal 2006 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Expected life	4.5	4.4
Interest rate	5.0%	4.7%
Volatility	42%	42%
Dividend yield	—	—

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

During the first nine months of fiscal 2007, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”) representing  174,947 shares (based on a target of 100%) of the Company’s common stock with a weighted-average grant date fair value of $34.25 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share.  During the first nine months of fiscal 2006, the Company granted long-term LTIP Performance Shares representing 124,000 shares (based on a target of 100%) of the Company’s common stock with a weighted-average grant date fair value of $29.18 per share to various key employees of the Company, using the market price of the Company’s common stock at the time of grant as the fair value per share. A summary of nonvested LTIP Performance Shares as of June 30, 2007 and changes during the nine months then ended is as follows:

Nonvested LTIP Performance Shares	Number of shares at expected attainment	Weighted-Average Grant Date Fair Value
Nonvested at September 30, 2006	219,150	$28.99
Change in expected attainment for fiscal 2006 grants	(29,220)	—
Fiscal 2007 awards granted	174,947	34.25
Cancelled/Forfeited/Expired	(13,780)	29.10
Nonvested at June 30, 2007	351,097	$31.61

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

Management currently believes that an achievement level of 130% will be attained for the awards granted in fiscal 2006 and an achievement level of 100% will be attained for the awards granted in fiscal 2007.  During the quarter ended June 30, 2007, management revised the expected attainment for the fiscal 2006 awards from 150% to 130% due to changes in forecasted diluted earnings per share.

As of June 30, 2007, there were unrecognized compensation costs of $14.7 million related to nonvested stock options and $5.3 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 3.1 years and 1.9 years, respectively.

Share-based compensation expense recognized under SFAS No. 123 (R) in the third quarter of fiscal 2007 related to stock options and LTIP Performance Shares was $1.4 million, with corresponding tax benefits of $0.5 million.  Share-based compensation expense recognized under SFAS No. 123 (R) in the first nine months of fiscal 2007 related to stock options and LTIP Performance Shares was $4.8 million, with corresponding tax benefits of $1.7 million.  No share-based compensation costs were capitalized during the third quarter or first nine months of fiscal 2007. Share-based compensation expense related to stock options, LTIP Performance Shares and the ESPP recognized under SFAS No. 123 (R) in the third quarter of fiscal 2006 was $1.5 million, with corresponding tax benefits of $0.5 million.  Share-based compensation expense related to stock options, LTIP Performance Shares and the ESPP recognized under SFAS No. 123 (R) in the first nine months of fiscal 2006 was $4.4 million, with corresponding tax benefits of $1.6 million.  Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.  There was no expense recognized for the ESPP in the third quarter or first nine months of fiscal 2007 due to the suspension of the plan during the period because the Company was not current with its filings with the SEC.

There were no option exercises during the quarter ended June 30, 2007 due to the suspension of stock option exercises during the period because the Company was not current with its filings with the SEC.  Cash received from option exercises for the quarter ended June 30, 2006 was $4.5 million.  Cash received from option exercises for the first nine months of fiscal 2007 and 2006 was $0.1 million and $11.6 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $1.4 million for the quarter ended June 30, 2006.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $3.7 million for the nine months ended June 30, 2007 and 2006, respectively.

During the first nine months of fiscal 2007, the Company reclassified 503,261 vested options from equity classification to liability classification as these options either cash settled during the nine months ended June 30, 2007 or were expected as of June 30, 2007, to be cash settled in future periods due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, the Company recorded compensation expense of $3.2 million and $6.9 million in the three and nine months ended June 30, 2007, respectively, which is recorded in general and administrative expense in the accompanying consolidated statement of operations.

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

5.              Goodwill

Changes in the carrying amount of goodwill during the first nine months of fiscal 2007, consisting primarily of additional goodwill related to the acquisitions of P&H, eps AG, Visual Web, and Stratasoft, as well as foreign currency translation adjustments, were as follows (in thousands):

Total
Balance, September 30, 2006	$191,518
Foreign currency translation adjustments	3,708
Adjustments – acquisition of P&H	112
Adjustments – acquisition of eps AG	61
Additions - acquisition of Visual Web	6,863
Additions - acquisition of Stratasoft	712
Balance, June 30, 2007	$202,974

6.              Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2007	September 30, 2006
Internally-developed software	$13,131	$13,156
Purchased software	78,905	73,863
	92,036	87,019
Less: accumulated amortization	(58,918)	(52,725)
Software, net	$33,118	$34,294

At June 30, 2007, the $33.1 million software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.8 million of S2 Systems, Inc. purchased software, $4.2 million of eps AG purchased software, $19.6 million of P&H purchased software, and $1.3 million of Visual Web purchased software.   The remaining software net book value of $6.2 million is comprised of various software that has been acquired or developed for internal use.  The Company did not capitalize internal software development costs to be marketed for external sale in the first nine months of fiscal 2007 or 2006.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total current and estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software amortization expense recorded in the third quarter of fiscal 2007 and 2006 totaled $2.1 million and $0.5 million, respectively.  Software amortization expense recorded in the first nine months of fiscal 2007 and 2006 totaled $6.0 million and $1.5 million, respectively.  The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2007	September 30, 2006
Customer relationships	$40,063	$36,891
Purchased contracts	11,572	11,411
Trademarks and tradenames	2,203	2,152
Covenant not to compete	1,523	1,450
	55,361	51,904
Less: accumulated amortization	(14,515)	(9,469)
Other intangible assets, net	$40,846	$42,435

Other intangible assets amortization expense recorded in the third quarter of fiscal 2007 and 2006 totaled $1.7 million and $0.5 million, respectively.  Other intangible assets amortization expense recorded in the first nine months of fiscal 2007 and 2006 totaled $4.9 million and $1.5 million, respectively.

The Company added other intangible assets of $25.1 million and $5.7 million, respectively, from the acquisition of P&H and eps AG in fiscal 2006.  In fiscal 2007, other intangible assets of $1.2 million from the acquisition of Visual Web and $1.3 million from the acquisition of Stratasoft were added.  Based on capitalized intangible assets at June 30, 2007, and assuming no impairment of these intangible assets, estimated amortization expense for the remainder of fiscal 2007 and in future fiscal years is as follows (in thousands):

Fiscal Year Ending September 30,	Software Amortization	Other Intangible Assets Amortization
2007 (remainder of fiscal year)	$2,209	$1,597
2008	7,922	6,382
2009	7,399	6,228
2010	6,204	6,158
2011	5,330	6,158
Thereafter	4,054	14,323
Total	$33,118	$40,846

7.  Corporate Restructuring and Other Reorganization Charges

During fiscal 2006, the Company restructured its Product and Americas Sales organizations.  These actions resulted in severance-related restructuring charges of $0.9 million during fiscal 2006 and additional severance-related restructuring charges of $0.3 million during the first nine months of fiscal 2007, which are reflected in operating expenses.  The allocation of these charges was as follows:  $0.1 million in selling and marketing, $0.1 million in general and administrative, and $0.1 million in research and development.  The majority of these charges were in the Americas reportable operating segment.  The following table shows activity in the first nine months of fiscal 2007 related to these exit activities (in thousands):

Termination Benefits
Balance, September 30, 2006	$724
Additional termination charges incurred	307
Adjustments to previously recorded liabilities	(69)
Amounts paid during the first nine months of fiscal 2007	(962)
Balance, June 30, 2007	$—

8.  Common Stock and Earnings Per Share

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the June 30, 2007 and September 30, 2006 consolidated balance sheets, and are included in common shares outstanding for earnings per share computations for the three and nine months ended June 30, 2007 and 2006.  Included in common stock are 2,212 penny options at September 30, 2006.  These penny options were cash settled on May 30, 2007.

In March 2007, the Company’s Board of Directors approved an increase of $100 million to the Company’s current repurchase authorization for the purchase of common stock, bringing the total authorization to $210 million, of which approximately $117.3 million remains available as of June 30, 2007.  As of June 30, 2007, under this plan the Company has purchased approximately 3.3 million shares for approximately $92.7 million.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.  Subsequent to June 30, 2007 through September 20, 2007, the Company purchased 934,920 shares at an average price of $27.42 per share.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Weighted average shares outstanding:
Basic weighted average shares outstanding	37,075	37,529	37,140	37,341
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	—	947	—	867
Diluted weighted average shares outstanding	37,075	38,476	37,140	38,208

The diluted shares for the three and nine months ended June 30, 2007 exclude incremental weighted average shares of 686,648 and 761,306, respectively related to employee stock options.  These shares are excluded due to their antidilutive effect as a result of the Company’s net loss during the three and nine months ended June 30, 2007.

Additionally for, the third quarter and first nine months of fiscal 2007, there were 1.2 million stock options outstanding, and 0.4 million LTIP performance shares outstanding for both periods, that were excluded from the computations of diluted earnings per share because the awards were for contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market value of common stock during the period.  For the third quarter and first nine months of fiscal 2006 there were 0.5 million and 0.7 million stock options outstanding, respectively, and 0.2 million and 0.2 million LTIP performance shares outstanding, respectively, that were excluded from the computation.

9.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net income (loss)	$(2,723)	$22,529	$(516)	$52,705
Other comprehensive income (loss):
Foreign currency translation adjustments	2,614	855	5,664	618
Change in unrealized investment holding loss:
Unrealized holding loss arising during the period	—	3	—	6
Comprehensive income (loss)	$(109)	$23,387	$5,148	$53,329

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

The following are revenues and operating income for the periods indicated.  The prior period amounts for operating income have been reclassified to conform to current period presentation which reflect a change in the allocation of corporate and certain global support costs (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Americas	$52,253	$47,033	$152,022	$134,562
EMEA	36,548	29,684	102,848	100,704
Asia/Pacific	9,308	8,047	26,476	24,406
	$98,109	$84,764	$281,346	$259,672
Operating income (loss):
Americas	6,992	14,011	14,887	36,865
EMEA	(3,316)	(467)	(9,392)	8,871
Asia/Pacific	1,206	1,976	4,563	5,501
	$4,882	$15,520	$10,058	$51,237

No single customer accounted for more than 10% of the Company’s consolidated revenues during the third quarter or first nine months of fiscal 2007 or 2006.  Aggregate revenues attributable to customers in Canada accounted for 14.3% and 14.8% of the Company’s consolidated revenues during the third quarter of fiscal 2007 and 2006, respectively, and 10.3% and 10.6% for the first nine months of fiscal 2007 and 2006, respectively.  Aggregate revenues attributable to customers in the United Kingdom accounted for 10.8% of the Company’s consolidated revenues during the first nine months of fiscal 2006.

Revenues and expenses resulting from the acquisition of P&H are included in the Americas reportable operating segment, while revenues and expenses related to eps AG are primarily included in the EMEA reportable operating segment, for the quarter and nine months ended June 30, 2007.  Revenues and expenses related to Visual Web and Stratasoft are primarily included in the Asia/Pacific reportable operating segment for the quarter and nine months ended June 30, 2007.

11.       Income Taxes

During the interim periods ended December 31, 2006 and March 31, 2007, the Company estimated an annual effective tax rate for the fiscal year ending September 30, 2007.  Calculating the estimated annual effective tax rate requires the Company to estimate annual pre-tax income by tax jurisdiction and annual ordinary income.  The annual effective tax rate is revised, if necessary, at the end of each interim period based upon the Company’s most current best estimate.  During September 2007, the Company revised its estimate of the amount of total income and the allocation of income among tax jurisdictions in which the income is expected to occur for the year ending September 30, 2007.  The revised annual effective tax rate was significantly impacted as a result of these changes in the revised projections.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, (FIN 18), the Company discontinued the use of an annual effective tax rate and estimated an actual effective tax rate for the year-to-date period ended June 30, 2007.  The effective tax rate for the three months ended June 30, 2007 was 195.3%.  The significant increase in the effective tax rate for the three months ended June 30, 2007 as compared to the first two interim periods in the year ending September 30, 2007 was primarily the result of losses incurred in foreign jurisdictions where the Company is unable to recognize a tax benefit and the fixed nature of certain tax charges associated with the transfer of certain intellectual property rights out of the United States as compared to the lower estimated pre-tax income.

The effective tax rate for the third quarter of fiscal 2007 was approximately 195.3% as compared to a benefit of 33.1% for the same period of fiscal 2006.  The effective tax rate for the first nine months of fiscal 2007 was approximately 108.3% as compared to 7.6% for the same period of fiscal 2006.  The effective tax rates for the third quarter of fiscal 2007 as well as the first nine months of fiscal 2007 were higher than the effective tax rate for the third quarter and first nine months of fiscal 2006 primarily due to the increased losses in foreign jurisdictions where the Company is unable to recognize a tax benefit, the recognition of tax expense associated with the transfer of certain intellectual property rights out of the United States during fiscal 2007 and the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in fiscal 2006.

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

Derivative Litigation.  On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers, all of the current directors and certain former directors as individual defendants.  The Company is named as a nominal defendant.  The plaintiff makes allegations related to the Company’s historical stock option granting practices, and asserts claims on behalf of the Company against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment. The plaintiff has informed the court and the defendants that he intends to amend his originally filed complaint. Once filed, the defendents intend to respond to the amended complaint.

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

An initial payment of $0.5 million was paid to the Company on October 2, 2006. The remaining $2.5 million is to be paid in installments through 2010. In accordance with the terms of the Asset Purchase Agreement, the Company has certain obligations to fulfill on behalf of the buyer. Among other things, the Company is obligated to provide continuing support for certain customers of the aforementioned product lines by furnishing a certain level of staffing to provide the support as well as administrative services for a period after the transaction. The Company will be reimbursed for such services at a rate equal to cost plus five percent. Additionally, the Company will remain a reseller of these products for a royalty fee of 50% of revenues generated from sales.  The Company signed a termination agreement for the Edmonton, Canada office lease and all further obligations effective June 30, 2007.

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the assets and liabilities to be divested were classified in other current assets and accrued and other current liabilities within the Company’s consolidated balance sheet at September 30, 2006. During the first quarter of fiscal 2007, the Company collected $0.5 million.  As a result, the net assets have been written down to zero and the Company recognized a pretax gain in the first quarter of fiscal 2007 of $0.4 million which is recorded in other income (expense) in the accompanying consolidated statement of operations for the nine months ended June 30, 2007.  The Company will recognize gains in future periods as the remaining $2.5 million of payments are received.

14.  Leases

The Company entered a new software license agreement effective May 31, 2007, payable in 10 quarterly installments.  Software assets at June 30, 2007 include $2.6 million for the cost of this license and associated accumulated amortization of $0.1 million.  Future minimum payments related to this agreement at June 30, 2007 are (in thousands):

Fiscal year ending September 30,
2007	$564
2008	1,085
2009	1,085
Total minimum lease payments	2,734
Amount representing interest	178
Present value of minimum lease payments	$2,556

In connection with the license, the Company will also incur annual maintenance expense of $1.0 million through November 2009.

15.       Subsequent Events

Subsequent to June 30, 2007, the Company has incurred cash outlays of approximately $5.7 million for the cash settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which the Company was not current with its filings with the SEC and which would otherwise have expired.

Subsequent to June 30, 2007, the Company entered into an amendment to its credit agreement with Wachovia Bank which amended the definition of consolidated EBITDA, as it relates to the calculation for the Company’s debt covenants, to exclude certain non-recurring items, and to incorporate the change in the Company’s fiscal year end to a calendar year, effective January 1, 2008.

On July 18, 2007 the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 5.375% and receives a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million. The swap effective date was July 20, 2007 and terminates on October 4, 2010. The variable rate re-prices quarterly.

On August 16, 2007 the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 4.90% and receives a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $50 million. The swap effective date is October 4, 2007 and terminates on October 4, 2010. The variable rate will be first determined on the effective date and will re-price quarterly.

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

On September 6, 2007, the Company expanded the Board of Directors to seven members and appointed Alfred R. Berkeley, III, Chairman and CEO of Pipeline Trading Systems LCC, and Jan H. Suwinski, a professor of business operations at the Samuel Curtis Johnson Graduate School of Management at Cornell University, to serve as directors of the Company.

Subsequent to June 30, 2007, the Company committed to actions to reduce headcount by a total of approximately 50 employees.  In connection with these actions, the Company estimates that it will incur $3.3 million to $4.3 million of cash severance costs. The majority of these severance costs are expected to be incurred during the Company’s fourth quarter of fiscal year 2007, with the remainder to be incurred by the end of December 2007. These costs are in addition to approximately $3.2 million of severance related charges recorded during the nine-month period ended June 30, 2007.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” “we are well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our acquisition of eps Electronic Payment Systems AG, P&H Solutions, Inc., Visual Web Solutions, Inc., and Stratasoft Sdn. Bhd and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part III Item 1A in the section entitled “Risk Factors – Factors That May Affect Our Future Results or The Market Price of Our Common Stock” and those discussed in Part I Item 1A in the section entitled “Risk Factors – Factors That May Affect Our Future Results or the Market Price of Our Common Stock” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and “Management’s Discussion & Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  Results for the quarter and nine months ended June 30, 2007 are not necessarily indicative of results that may be attained in the future.

Overview

We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements this with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide brand.

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary will oversee remote software development operations in Romania and elsewhere, as well as manage certain of our intellectual property rights. We are also seeking to take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.  We also moved our principal executive offices to New York City in September 2006 to manage our global infrastructure more strategically.

We have launched a service called ACI On Demand, wherein we will host our payment systems and sell them as a service to banks, retailers and processors.

During the nine months ended June 30, 2007, we were conducting an independent review of historical stock option grants, preparing restated historical financial information, and working towards becoming current on our filings with the Securities and Exchange Commission (“SEC”).  The details of the investigation and the conclusions reached by management, including restated historical financial information, are more fully described in our Form 10-K for the fiscal year ended September 30, 2006 which was filed with SEC on May 11, 2007.  As a result of the historic stock option review and the delay in filing our Form 10-K for the fiscal year ended September 30, 2006, we were not current with our SEC reporting obligations from the period commencing with the regulatory filing date of the Form 10-K until the filing of this quarterly report on Form 10-Q.

On July 24, 2007, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change our name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.”  We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name.  Historically, we operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide.  In the first quarter of fiscal 2006, we restructured our organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

Key trends that currently impact our strategies and operations include:

•                  Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. We commissioned an independent industry study that determined that electronic payment volumes are expected to grow at approximately 13% per year for the next five years, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

Subsequent Events

Subsequent to June 30, 2007, the Company has incurred cash outlays of approximately $5.7 million for the cash settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which the Company was not current with its filings with the SEC and which would otherwise have expired.

Subsequent to June 30, 2007, the Company entered into an amendment to its credit agreement with Wachovia Bank which amended the definition of consolidated EBITDA, as it relates to the calculation for the Company’s debt covenants, to exclude certain non-recurring items, and to incorporate the change in the Company’s fiscal year end to a calendar year, effective January 1, 2008.

On July 18, 2007 the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 5.375% and receives a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million. The swap effective date was July 20, 2007 and terminates on October 4, 2010. The variable rate re-prices quarterly.

On August 16, 2007 the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 4.90% and receives a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $50 million. The swap effective date is October 4, 2007 and terminates on October 4, 2010. The variable rate will be first determined on the effective date and will re-price quarterly.

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

On September 6, 2007, the Company expanded the Board of Directors to seven members and appointed Alfred R. Berkeley, III, Chairman and CEO of Pipeline Trading Systems LCC, and Jan H. Suwinski, a professor of business operations at the Samuel Curtis Johnson Graduate School of Management at Cornell University, to serve as directors of the Company.

Subsequent to June 30, 2007, the Company committed to actions to reduce headcount by a total of approximately 50 employees.  In connection with these actions, the Company estimates that it will incur $3.3 million to $4.3 million of cash severance costs. The majority of these severance costs are expected to be incurred during the Company’s fourth quarter of fiscal year 2007, with the remainder to be incurred by the end of December 2007. These costs are in addition to approximately $3.2 million of severance related charges recorded during the nine-month period ended June 30, 2007.

Acquisitions

On May 31, 2006, we acquired eps Electronic Payment Systems AG (“eps AG”), headquartered in Frankfurt, Germany.  eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offers electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG will provide us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG’s testing and dispute management solutions into markets beyond Germany. In addition, eps AG’s presence in Romania will help us more rapidly develop our global offshore development and support capabilities.

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

•        License and processing services arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

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

•        Services engagements, other than processing services, are not assumed to renew over the 60-month backlog period.

•        The potential impact of merger activity within our markets and/or customers is not reflected in the computation of 60-month backlog.

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2007, March 31, 2007, December 31, 2006, and September 30, 2006 (in millions):

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Americas	$653	$643	$644	$671
EMEA	485	474	444	433
Asia/Pacific	132	127	125	122
	$1,270	$1,244	$1,213	$1,226

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month estimate.  Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees.  Non-recurring revenues include other software license fees and services.  Amounts included in 12-month backlog estimates assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2007, March 31, 2007, December 31, 2006, and September 30, 2006 (in millions):

	June 30, 2007
	Monthly Recurring	Non- Recurring	Total
Americas	$121	$35	$156
EMEA	70	57	127
Asia/Pacific	25	8	33
	$216	$100	$316

	March 31, 2007
	Monthly Recurring	Non- Recurring	Total
Americas	$122	$35	$157
EMEA	68	53	121
Asia/Pacific	24	5	29
	$214	$93	$307

	December 31, 2006
	Monthly Recurring	Non- Recurring	Total
Americas	$122	$36	$158
EMEA	68	38	106
Asia/Pacific	24	5	29
	$214	$79	$293

	September 30, 2006
	Monthly Recurring	Non- Recurring	Total
Americas	$122	$32	$154
EMEA	67	39	106
Asia/Pacific	23	6	29
	$212	$77	$289

Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that contracts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period.  Additionally, because backlog estimates are operating metrics, the estimates are not subject to the same level of internal review or controls as a GAAP financial measure.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,			Three Months Ended June 30,
	2007	2006	% Change	2007	2006
				As a% of total revenues
		(Restated)			(Restated)
Revenues:
Initial license fees (ILFs)	$25,379	$24,222	4.8%	25.9%	28.6%
Monthly license fees (MLFs)	15,541	17,733	(12.4)%	15.8%	20.9%
Software license fees	40,920	41,955	(2.5)%	41.7%	49.5%
Maintenance fees	31,287	25,989	20.4%	31.9%	30.7%
Services	25,902	16,820	54.0%	26.4%	19.8%
Total revenues	98,109	84,764	15.7%	100.0%	100.0%

Expenses:
Cost of software license fees	9,932	7,895	25.8%	10.1%	9.3%
Cost of maintenance and services	26,789	19,385	38.2%	27.3%	22.9%
Research and development	13,422	10,191	31.7%	13.7%	12.0%
Selling and marketing	16,894	15,896	6.3%	17.2%	18.8%
General and administrative	26,190	15,877	65.0%	26.7%	18.7%
Total expenses	93,227	69,244	34.6%	95.0%	81.7%

Operating income	4,882	15,520	(68.5)%	5.0%	18.3%

Other income (expense):
Interest income	940	1,641	(42.7)%	1.0%	1.9%
Interest expense	(1,431)	(10)	#	(1.5)%	(0.0)%
Other, net	(1,533)	(227)	#	(1.6)%	(0.3)%
Total other income (expense)	(2,024)	1,404	#	(2.1)%	1.7%

Income (loss) before income taxes	2,858	16,924	(83.1)%	2.9%	20.0%
Income tax (benefit) provision	(5,581)	5,605	#	(5.7)%	6.6%
Net income (loss)	$(2,723)	$22,529	#	(2.8)%	26.6%

# - Denotes a variance of more than 100%.

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Revenues

Total revenues for the third quarter of fiscal 2007 increased $13.3 million, or 15.7%, as compared to the corresponding period of fiscal 2006. Included in the third quarter of fiscal 2007 and fiscal 2006 was approximately $13.4 million and $0.4 million, respectively, of revenue related to acquired businesses.  Excluding the impact of the acquired businesses, total revenues increased primarily as a result of a $1.9 million, or 7.2% increase in maintenance fee revenues, and a $1.2 million, or 7.3%, increase in services revenues offset by a $2.8 million, or 6.6%, decrease in software license fee revenues. .

The decrease in software license fee revenues, excluding the impact of acquired businesses, during the third quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006 is attributable to a decline in monthly license fees, which was impacted by the mix of sales in the quarter primarily in the Americas reportable operating segment.

The increase in maintenance fee revenues, excluding the impact of acquired businesses, during the third quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006, is primarily the result of an increase in the overall installed base in the EMEA reportable operating segment, and, to a lesser extent, in the Asia-Pacific reportable operating segment.

The increase in services revenues, excluding the impact of acquired businesses, for the third quarter of fiscal 2007, as compared to the third quarter of fiscal 2006, resulted primarily from increased activity in the EMEA reportable operating segment, specifically relating to customer transactions in the United Kingdom and the Netherlands.  Services revenue was also positively impacted by a $0.5 million increase in project-related expense reimbursed by customers during the quarter.

Expenses

Total operating expenses for the third quarter of fiscal 2007 increased $24.0 million, or 34.6%, as compared to the same period of fiscal 2006. Included in the third quarter of fiscal 2007 and fiscal 2006 was approximately $15.8 million and $1.0 million, respectively, of operating expenses related to acquired businesses.  Additionally, there were approximately $4.7 million of costs incurred in the third quarter of fiscal 2007 related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC.

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $7.8 million, or 49.7%, increase in general and administrative costs, a $3.0 million, or 15.7%, increase in maintenance and services costs, partially offset by a $0.5 million, or 6.5%, decrease in the cost of software license fees, and a $0.8 million, or 5.3%, decrease in selling and marketing costs.  Research and development (“R&D”) costs decreased $0.3 million or 2.7% when compared to the same period of fiscal 2006.

The decrease in the cost of software license fees for the third quarter of fiscal 2007, as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, was a direct result of a change in product mix in the Americas operating segment and a decrease in fees incurred related to consulting fees.

Cost of maintenance and services for the third quarter of fiscal 2007 increased as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, primarily as a result of an increase in headcount due to an increased focus on service activities.  In the EMEA reportable operating segment, increased services revenue recognition during the quarter also led to a significant release of deferred expenses into the current quarter.

R&D costs for the third quarter of fiscal 2007 decreased slightly as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, resulting from decreased headcount as a result of more of an emphasis on service activities versus development activities partially offset by expenses incurred related to the transition of R&D activities to low cost countries.

The decrease in selling and marketing costs for the third quarter of fiscal 2007 as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, was a result of sales productivity initiatives and a decrease in advertising and promotion costs due to the timing of certain marketing events and trade shows.  This was partially offset by an increase in travel and entertainment expenses related to customer projects.

Approximately $4.7 million of the increase in general and administrative costs during the third quarter of fiscal 2007, as compared to the same period of fiscal 2006, excluding the impact of the acquired businesses, was due to expenses incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC.  The remaining increase is the result of severance-related charges of $2.2 million, infrastructure investment of $0.7 million, and an increase in depreciation and amortization expense of $0.5 million.

Other Income and Expense

Interest income for the third quarter of fiscal 2007 decreased $0.7 million, or 42.7%, as compared to the corresponding period of fiscal 2006.  The primary reason for the decrease in interest income is due to a decrease in interest bearing assets in the third quarter of fiscal 2007 as compared to the corresponding period of fiscal 2006, due to acquisitions activity and share repurchase programs.

Interest expense for the third quarter of fiscal 2007 increased $1.4 million as compared to the same period of fiscal 2006.  The increase is attributable to $75 million of borrowings under the revolving credit facility used to fund the purchase of P&H in the fourth quarter of fiscal 2006.

Other income and expense consists of foreign currency gains and losses and other non-operating items.

Income Taxes

During the interim periods ended December 31, 2006 and March 31, 2007, the Company estimated an annual effective tax rate for the fiscal year ending September 30, 2007.  Calculating the estimated annual effective tax rate requires the Company to estimate annual pre-tax income by tax jurisdiction and annual ordinary income.  The annual effective tax rate is revised, if necessary, at the end of each interim period based upon the Company’s most current best estimate.  During September 2007, the Company revised its estimate of the amount of total income and the allocation of income among tax jurisdictions in which the income is expected to occur for the year ending September 30, 2007.  The revised annual effective tax rate was significantly impacted as a result of these changes in the revised projections.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, (FIN 18), the Company discontinued the use of an annual effective tax rate and estimated an actual effective tax rate for the year-to-date period ended June 30, 2007.  The effective tax rate for the three months ended June 30, 2007 was 195%.  The significant increase in the effective tax rate for the three months ended June 30, 2007 as compared to the first two interim periods in the year ending September 30, 2007 was primarily the result of losses incurred in foreign jurisdictions where the Company is unable to recognize a tax benefit and the fixed nature of certain tax charges associated with the transfer of certain intellectual property rights out of the United States as compared to the lower estimated pre-tax income.

The effective tax rate for the third quarter of fiscal 2007 was 195.3% which was higher than the effective tax benefit rate of 33.1% we reported for the third quarter of 2006, primarily due to the increased losses in foreign jurisdictions where we are unable to recognize a tax benefit and the recognition of tax expense associated with transfer of certain intellectual property rights out of the United States.

First Nine Months of Fiscal 2007 vs. First Nine Months of Fiscal 2006

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	% Change	2007	2006
		(Restated)		As a% of total revenues
					(Restated)
Revenues:
Initial license fees (ILFs)	$74,587	$80,783	(7.7)%	26.5%	31.1%
Monthly license fees (MLFs)	46,042	52,294	(12.0)%	16.4%	20.1%
Software license fees	120,629	133,077	(9.4)%	42.9%	51.2%
Maintenance fees	89,917	76,053	18.2%	32.0%	29.3%
Services	70,800	50,542	40.1%	25.2%	19.5%
Total revenues	281,346	259,672	8.3%	100.0%	100.0%

Expenses:
Cost of software license fees	31,336	22,335	40.3%	11.1%	8.6%
Cost of maintenance and services	74,287	59,332	25.2%	26.4%	22.8%
Research and development	37,448	29,921	25.2%	13.3%	11.5%
Selling and marketing	51,843	48,437	7.0%	18.4%	18.7%
General and administrative	76,374	48,410	57.8%	27.1%	18.6%
Total expenses	271,288	208,435	30.2%	96.4%	80.3%

Operating income	10,058	51,237	(80.4)%	3.6%	19.7%

Other income (expense):
Interest income	2,839	6,154	(53.9)%	1.0%	2.4%
Interest expense	(4,488)	(126)	#	(1.6)%	(0.0)%
Other, net	(2,163)	(239)	#	(0.8)%	(0.1)%
Total other income (expense)	(3,812)	5,789	#	(1.4)%	2.2%

Income before income taxes	6,246	57,026	(89.0)%	2.2%	22.0%
Income tax provision	(6,762)	(4,321)	56.5%	(2.4)%	(1.7)%
Net income (loss)	$(516)	$52,705	#	(0.2)%	20.3%

# - Denotes a variance of more than 100%.

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Revenues

Total revenues for the first nine months of fiscal 2007 increased $21.7 million, or 8.3%, as compared to corresponding period of fiscal 2006. Included in the first nine months of fiscal 2007 and fiscal 2006 was approximately $32.3 million and $0.4 million, respectively, of revenue related to acquired businesses.  Excluding the impact of the acquired businesses, total revenues decreased primarily as a result of a $15.7 million, or 11.8%, decrease in software license fee revenues, partially offset by a $0.2 million, or 0.4% increase in services revenue, and a $5.3 million, or 6.9%, increase in maintenance fee revenues.

The decrease in software license fee revenues, excluding the impact of acquired businesses, during the first nine months of fiscal 2007, as compared to the corresponding period of fiscal 2006 is attributable to a decline in initial license fees, which was impacted by the mix of sales in the period and the timing of revenue recognition primarily in the EMEA reportable operating segment.  The sales mix and revenue timing in the period has the corresponding effect of increased backlog and, to the extent that customers were billed, increasing deferred revenue, in the period.   Additionally, as contracts are renewed, the timing of revenue recognition differs from historical patterns, which is driving a decline in monthly license fees.

The increase in maintenance fee revenues, excluding the impact of acquired businesses, during the first nine months of fiscal 2007, as compared to the corresponding period of fiscal 2006, is primarily the result of an increase in the overall installed base in the EMEA and Asia-Pacific reportable operating segments.

The increase in services revenues, excluding the impact of acquired businesses, for the first nine months of fiscal 2007, as compared to the corresponding period of fiscal 2006, was due to an increase in activity in the EMEA and Asia Pacific reportable operating segments as well as increased project-related travel reimbursed by customers, partially offset by decreased activity in the Americas reportable operating segment.

Expenses

Total operating expenses for the first nine months of fiscal 2007 increased $62.9 million, or 30.2%, as compared to the same period of fiscal 2006. Included in the first nine months of fiscal 2007 and fiscal 2006 approximately $46.5 million and $1.0 million, respectively, of operating expenses related to acquired businesses.  Additionally, there were approximately $13.3 million of costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and working towards becoming current with our filings with the SEC in the first nine months of fiscal 2007.

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $18.9 million, or 39.1%, increase in general and administrative costs, a $2.6 million, or 4.4%, increase in maintenance and services costs, a $0.6 million, or 2.7%, increase in the cost of software license fees, partially offset by a $3.3 million, or 6.8%, decrease in selling and marketing costs, and a $1.3 million, or 4.5% decrease in R&D costs.

Cost of software license fees for the first nine months of fiscal 2007 increased as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, as a direct result of an increase in distribution costs in the Asia-Pacific reportable operating segment and the timing of the release of deferred expenses as compared to the prior year in the Americas reportable operating segment.

The increase in the cost of maintenance and services for the first nine months of fiscal 2007 as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, was primarily driven by the reallocation of human resources from R&D to service activities.

The decrease in R&D costs for the first nine months of fiscal 2007 as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, resulted from a reallocation of resources from development to service activities, partially offset by expense related to the transition of R&D activities to low cost countries.

The decrease in selling and marketing costs for the first nine months of fiscal 2007 as compared to the corresponding period of fiscal 2006, excluding the impact of the acquired businesses, was a result of sales productivity initiatives, and a decrease in advertising and promotion costs due to the timing of certain marketing events and trade shows in the current period.  This was partially offset by an increase in travel and entertainment expenses related to customer projects.

Excluding the impact of the acquired businesses, approximately $13.3 million of the increase in general and administrative costs was due to expenses incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC during the first nine months of fiscal 2007.  The remaining increase is the result of severance-related charges of $3.2 million, infrastructure investment of $1.4 million, and an increase in depreciation and amortization expense of $0.9 million.

Other Income and Expense

Interest income for the first nine months of fiscal 2007 decreased $3.3 million, or 53.9%, as compared to the corresponding period of fiscal 2006.  The primary reason for the decrease in interest income is due to $2.0 million of interest income related to a tax refund recorded in the first nine months of fiscal 2006 that did not recur in fiscal 2007 and a decrease in interest bearing assets in the first nine months of fiscal 2007 as compared to the corresponding period of fiscal 2006.

Interest expense for the first nine months of fiscal 2007 increased $4.4 million as compared to the same period of fiscal 2006.  The increase is primarily attributable to $75 million of borrowings under the revolving credit facility used to fund the purchase of P&H in the fourth quarter of fiscal 2006.

Other income and expense consists of foreign currency gains and losses and other non-operating items, including a gain of $0.4 million related to the transfer of assets under a contractual arrangement in the first nine months of fiscal 2007.

Income Taxes

During the interim periods ended December 31, 2006 and March 31, 2007, the Company estimated an annual effective tax rate for the fiscal year ending September 30, 2007.  Calculating the estimated annual effective tax rate requires the Company to estimate annual pre-tax income by tax jurisdiction and annual ordinary income.  The annual effective tax rate is revised, if necessary, at the end of each interim period based upon the Company’s most current best estimate.  During September 2007, the Company revised its estimate of the amount of total income and the allocation of income among tax jurisdictions in which the income is expected to occur for the year ending September 30, 2007.  The revised annual effective tax rate was significantly impacted as a result of these changes in the revised projections.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, (FIN 18), the Company discontinued the use of an annual effective tax rate and estimated an actual effective tax rate for the year-to-date period ended June 30, 2007.  The effective tax rate for the three months ended June 30, 2007 was 195%.  The significant increase in the effective tax rate for the three months ended June 30, 2007 as compared to the first two interim periods in the year ending September 30, 2007 was primarily the result of losses incurred in foreign jurisdictions where the Company is unable to recognize a tax benefit and the fixed nature of certain tax charges associated with the transfer of certain intellectual property rights out of the United States as compared to the lower estimated pre-tax income.

During the first nine months of fiscal 2007 our effective tax rate of 108.3% which was positively impacted primarily by a U.S. tax law change during the period that extended the research and development tax credit as well as a release of a tax contingency reserve that was no longer necessary.  Our effective tax rate is higher than statutory rates primarily due to the increased losses in foreign jurisdictions where we are unable to recognize a tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.  The effective tax rate for the first nine months of fiscal 2007 was higher than the effective tax rate of 7.6% we reported for the first nine months of fiscal 2006, primarily due to the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in the first nine months of fiscal 2006 combined with increased losses in foreign jurisdictions where we are unable to recognize a tax benefit during fiscal 2007, combined with the release of tax contingency reserves and other accruals related to the conclusion and settlement of a U.S. tax audit in fiscal 2006.

Segment Results

The following table presents revenues and operating income for the periods indicated by reportable operating segment.  The prior period amounts for operating income have been reclassified to conform to current period presentation which reflect a change in the allocation of corporate and certain global support costs (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Americas	$52,253	$47,033	$152,022	$134,562
EMEA	36,548	29,684	102,848	100,704
Asia/Pacific	9,308	8,047	26,476	24,406
	$98,109	$84,764	$281,346	$259,672
Operating income (loss):
Americas	6,992	14,011	14,887	36,865
EMEA	(3,316)	(467)	(9,392)	8,871
Asia/Pacific	1,206	1,976	4,563	5,501
	$4,882	$15,520	$10,058	$51,237

For the third quarter of fiscal 2007 compared to the corresponding period of fiscal 2006, revenues increased in the Americas reportable operating segment by $5.2 million, or 11.1%, increased in the EMEA reportable operating segment by $6.9 million, or 23.1%, and increased in the Asia/Pacific reportable operating segment by $1.3 million, or 15.7%.

For the third quarter of fiscal 2007 compared to the corresponding period of fiscal 2006, operating income (loss) decreased in the Americas reportable operating segment by $7.0 million, or 50.1%, in the EMEA reportable operating segment by $2.8 million, or 610.1%, and in the Asia/Pacific reportable operating segment by $0.8 million, or 39.0%.  The decreases in operating income (loss) in the EMEA, Asia/Pacific, and Americas reportable operating segments are primarily due to expenses related to acquired businesses as well as the costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC in the third quarter of fiscal 2007.

For the first nine months of fiscal 2007 compared to the corresponding period of fiscal 2006, revenues increased in the Americas reportable operating segment by $17.5 million, or 13.0%, increased in the EMEA reportable operating segment by $2.1 million, or 2.1%, and increased in the Asia/Pacific reportable operating segment by $2.1 million, or 8.5%.

For the first nine months of fiscal 2007 compared to the corresponding period of fiscal 2006, operating income (loss) decreased in the Americas reportable operating segment by $22.0 million, or 59.6%, in the EMEA reportable operating segment by $18.3 million, or 205.9%, and in the Asia/Pacific reportable operating segment by $0.9 million, or 17.1%.  The decreases in operating income (loss) in the EMEA, Asia/Pacific, and Americas reportable operating segments are primarily due to expenses related to acquired businesses as well as the costs incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC in the first nine months.

Revenues and expenses resulting from the acquisition of P&H are included in the Americas reportable operating segment, while revenues and expenses related to eps AG are primarily included in the EMEA reportable operating segment for the quarter and nine months ended June 30, 2007.  Revenues and expenses related to Visual Web are primarily included in the Asia/Pacific reportable operating segment for the quarter and nine months ended June 30, 2007.  Revenues and expenses related to Stratasoft are primarily included in the Asia/Pacific reportable operating segment for the quarter ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity consisted of $90.0 million in cash and cash equivalents and $75.0 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of June 30, 2007.  During the fourth quarter, we entered in to an amendment to our Credit Agreement with Wachovia Bank which amended the definition of consolidated EBITDA, as it relates to the calculation for our debt covenants, to exclude certain non recurring items.

On July 18, 2007 we entered into an interest rate swap with a commercial bank whereby we pay a fixed rate of 5.375% and receive a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million.  The swap effective date was July 20, 2007 and terminates on October 4, 2010.  The variable rate re-prices quarterly.

On August 16, 2007 we entered into an interest rate swap with a commercial bank whereby we pay a fixed rate of 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $50 million. The swap effective date is October 4, 2007 and terminates on October 4, 2010. The variable rate will be first determined on the effective date and will re-price quarterly.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, our board of directors approved an increase of $100.0 million to our current repurchase authorization for purchases of common stock, bringing the total authorization to $210.0 million, of which approximately $117.3 million remained available as of June 30, 2007.  During the first nine months of fiscal 2007, we repurchased 565,834 shares of our common stock at an average price of $34.02 per share under this stock repurchase program.

Under the program through June 30, 2007, we have purchased approximately 3.3 million shares for approximately $92.7 million.  In June 2007, we implemented the previously announced increase to our share repurchase program.  Purchases are made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.  Subsequent to June 30, 2007 through September 20, 2007, the Company has purchased 934,920 shares at an average price of $27.42 per share.

We have incurred an additional $5.7 million in cash outlays subsequent to June 30, 2007 for the settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which we were not current with our filings with the SEC and which would otherwise have expired.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

Changes in operating assets and liabilities excluded increases in balances from acquired businesses as a result of the various acquisitions.

Net cash flows provided by operating activities in the first nine months of fiscal 2007 amounted to $26.3 million as compared to net cash flows provided by operating activities of $47.7 million during the same period of fiscal 2006.  The comparative period decrease in net cash flows from operating activities of $21.4 million was principally the result of the following items:  decreased net income of $53.2 million, the payment of $10.5 million for P&H acquisition-related compensation charges, the payment of a class action litigation settlement of $8.5 million in the first quarter of fiscal 2007, $9.5 million in payments for professional fees and other costs incurred related to the historical stock option review, preparation of restated financial information. and working towards becoming current with our filings with the SEC in the first nine months of fiscal 2007 and the receipt of a cash refund of $10.9 million related to the settlement of the IRS audit of tax years 1997 through 2003 during the first nine months of fiscal 2006.  These items were partially offset by increased cash collections on customer receivables and higher deferred revenues in the first nine months of fiscal 2007 as compared to the same period of fiscal 2006 of $31.3 million, increased non-cash expenses of $31.7 million, such as depreciation, amortization and deferred taxes, and increased accruals for other expenses of $8.2 million.  Increased revenues and backlog from 2006 to 2007 have resulted in increased deferred revenues due to changes in the mix and timing of revenue recognition as contracts are renewed.  The 2006 and 2007 acquisitions have increased accrued expenses due to the volume of expenses and increased depreciation and amortization due to the intangibles and fixed assets related to the acquisitions.

Net cash flows used in investing activities totaled $27.1 million in the first nine months of fiscal 2007 as compared to $13.6 million used in investing activities during the same period of fiscal 2006.  During the first nine months of fiscal 2007, we used cash of $6.2 million to pay costs related to the second closing of the purchase of eps AG, $0.6 million related to the P&H acquisition, $8.3 million for the acquisition of Visual Web, $2.4 million for the acquisition of Stratasoft, and other direct acquisition costs.  We also used cash of $7.6 million to purchase software, property and equipment, and $2.5 million to purchase marketable securities.  During the first nine months of fiscal 2006, we used cash of $50.9 million to increase our holding of marketable securities and $5.5 million to purchase software, property and equipment.

Net cash flows used in financing activities totaled $21.6 million in the first nine months of fiscal 2007 as compared to $12.8 million used in financing activities during the same period of fiscal 2006.  In the first nine months of fiscal 2007 and fiscal 2006, we used cash of $19.2 million and $24.7 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $2.4 million and $2.9 million during the first nine months of fiscal 2007 and 2006, respectively.  In the first nine months of fiscal 2006, we received proceeds of $13.9 million, including corresponding excess tax benefits, from the exercises of stock options.

We realized a $2.1 million increase in cash during the first nine months of fiscal 2007 and a $3.4 million increase in cash during the first nine months of fiscal 2006 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand, the availability under our existing credit facility, and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

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

Valuation of Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2007 and September 30, 2006, our goodwill and other intangible assets, net of accumulated amortization, were $244 million and $234 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

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

During the interim periods ended December 31, 2006 and March 31, 2007, the Company estimated an annual effective tax rate for the fiscal year ending September 30, 2007.  Calculating the estimated annual effective tax rate requires the Company to estimate annual pre-tax income by tax jurisdiction and annual ordinary income.  The annual effective tax rate is revised, if necessary, at the end of each interim period based upon the Company’s most current best estimate.  During September 2007, the Company revised its estimate of the amount of total income and the allocation of income among tax jurisdictions in which the income is expected to occur for the year ending September 30, 2007.  The revised annual effective tax rate was significantly impacted as a result of these changes in the revised projections. In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, (FIN 18), the Company discontinued the use of an annual effective tax rate and estimated an actual effective tax rate for the year-to-date period ended June 30, 2007.

Recent Accounting Standards

Recently Adopted Accounting Standards

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which supersedes APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, as of October 1, 2006.  SFAS No. 154 changes the method for reporting an accounting change. Under SFAS No. 154, accounting changes must be retrospectively applied to all prior periods whose financial statements are presented, unless the change in accounting principle is due to a new pronouncement that provides other transition guidance or unless application of the retrospective method is impracticable. Under the retrospective method, companies will no longer present the cumulative effect of a change in accounting principle in their statement of operations for the period of the change. SFAS No. 154 carries forward unchanged APB 20’s guidance for reporting corrections of errors in previously issued financial statements and for reporting changes in accounting estimates.  The adoption of SFAS No. 154 had no impact on our financial statements as there have been no accounting changes during the first nine months of fiscal 2007.

We adopted EITF Issue No. 06–3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”) as of January 1, 2007.  EITF No. 06–3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF No. 06–3 is effective for the first annual or interim reporting period beginning after December 15, 2006.  No additional disclosures are required since our policy is to present revenues net of any taxes collected from customers.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the three months ended June 30, 2007. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in

Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2007, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.3 million annually.

Based on our debt balances at June 30, 2007, and if we maintained this level of debt for a period of one year, a hypothetical ten percent (approximately 60 basis point) increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million annually.

On July 18, 2007 the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 5.375% and receives a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million. The swap effective date was July 20, 2007 and terminates on October 4, 2010. The variable rate re-prices quarterly.

On August 16, 2007 the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 4.90% and receives a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $50 million. The swap effective date is October 4, 2007 and terminates on October 4, 2010. The variable rate will be first determined on the effective date and will re-price quarterly.

Item 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, June 30, 2007.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2006, we identified material weaknesses in internal control over financial reporting related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes.   A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal control as of June 30, 2007 and have concluded that the material weaknesses related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes were not remediated as of June 30, 2007.  The actions taken by management to remediate the material weaknesses are required to be adequately tested to demonstrate they are operating properly in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.  Such testing has not been completed as of the filing of this report on Form 10-Q for the quarter ended June 30, 2007.

Except for the material weaknesses in internal controls over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

Remediation efforts relating to our internal control over financial reporting which have been implemented since September 30, 2006 include 1) establishing detailed project plans to address the above referenced material weaknesses, 2) weekly executive officer review of remediation progress, 3) evaluating our finance organization, talent, processes, and internal controls and 4) improving communications between finance and other constituents involved in the financial closing process.  As part of the remediation efforts, we have hired a new Corporate Controller, Vice President of Corporate Tax and Director of Regulatory Reporting.   There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Derivative Litigation.  On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit names certain former and current officers, all of the current directors and certain former directors as individual defendants.  We are named as a nominal defendant.  The plaintiff makes allegations related to our historical stock option granting practices, and asserts claims on behalf of us against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment. The plaintiff has informed the court and the defendants that he intends to amend his originally filed complaint. Once filed, the defendents intend to respond to the amended complaint.

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

The delay in filing the Form 10-K for the fiscal year ended September 30, 2006, the Quarterly Reports on Form 10-Q for the quarter ended December 31, 2006 and March 31, 2007, and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 with the SEC and any failure to satisfy other NASDAQ listing requirements could cause the NASDAQ to commence suspension or delisting procedures with respect to our common stock. [Update]

Management’s backlog estimate may not be accurate and may not generate the predicted revenues.

Estimates of future financial results are inherently unreliable.  Our backlog estimates require substantial judgment and are based on a number of assumptions, including management’s current assessment of the customer contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period.  A number of factors could result in actual revenues being less than the amounts reflected in backlog.  Our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts.  Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period.  Additionally, because backlog estimates are operating metrics, the estimates are not subject to the same level of internal review or controls as a GAAP financial measure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)

April 1 through April 30, 2007	—	—	—	32,957,000
May 1 through May 31, 2007	—	—	—	32,957,000
June 1 through June 30, 2007	463,100	$33.90	463,100	117,256,000

Total Fiscal 2007 Third Quarter Activity	—	—	—	117,256,000

(1)          In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80 million of its common stock, and that it intends to use existing cash and cash equivalents to fund these repurchases. In May 2006, the Company’s Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million.  In March 2007, the Company’s Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $117 million remains available.  In June and July 2007, the Company implemented this previously announced increase to its share repurchase program.  There is no guarantee as to the exact number of shares that will be repurchased by the Company. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, the Company’s Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under the Company’s Rule 10b5-1 plan, the Company has delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows the Company, through the independent broker, to purchase Company shares at times when the Company ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following the Company’s quarterly earnings release. During the first nine months of fiscal 2007, all shares were purchased in open-market transactions.

In addition to the purchases set forth above, pursuant to Rule 10b5-1 plan, the Company has cancelled options to purchase 141,476 shares and incurred cash outlays of approximately $2.4 million, and corresponding expense of $6.9 million, in the first nine months of fiscal 2007 in connection with vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which the Company was not current with its filings with the SEC and which would otherwise have expired as a result of the expiration of the option.  The Company has incurred cash outlays subsequent to the third quarter of fiscal 2007 of approximately $5.7 million.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on July 24, 2007. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are outlined in the Company’s Form 10-Q for the period ended

March 31, 2007.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of ACI Worldwide, Inc., dated July 24, 2007, filed with the Secretary of State of Delaware on July 24, 2007. (1)
3.2		Amended and Restated Bylaws of Incorporation of ACI Worldwide, Inc., dated July 24, 2007 (to reflect Company name change only).
10.1*		Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007 (2)
10.2 *		Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan, as amended
10.3 *		Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.4 *		Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.5 *		Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.6*		First Amendment to Employment Agreement between the Company and Philip G. Heasley dated September 5, 2007 (3)
10.7*		Form of Change In-Control Agreement (4)
31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**  This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

(1)  Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30,, 2007.

(2)  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 16, 2007.

(3)  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 7, 2007.

(4)  Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed September 7, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)

Date: September 24, 2007	By:	/s/ HENRY C. LYONS
Henry C. Lyons
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of ACI Worldwide, Inc., dated July 24, 2007, filed with the Secretary of State of Delaware on July 24, 2007. (1)
3.2		Amended and Restated Bylaws of Incorporation of ACI Worldwide, Inc., dated July 24, 2007 (to reflect Company name change only).
10.1*		Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007. (2)
10.2 *		Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan, as amended
10.3 *		Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.4 *		Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.5 *		Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.6*		First Amendment to Employment Agreement between the Company and Philip G. Heasley dated September 5, 2007 (3)
10.7*		Form of Change In-Control Agreement (4)
31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**  This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

(1)  Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30,, 2007.

(2)  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 16, 2007.

(3)  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 7, 2007.

(4)  Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed September 7, 2007.