Form 10-K
period 2007-09-30
ACI WORLDWIDE, INC.
filed 2008-01-30
CIK 935036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
Commission File Number 0-25346

ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0772104 (I.R.S. Employer Identification No.)
120 Broadway, Suite 3350 New York, New York 10271 (Address of principal executive offices, including zip code)	(646) 348-6700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.005 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐        No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act).

Yes ☐        No ☒

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

Yes ☐        No ☒

        The aggregate market value of the Company's voting common stock held by non-affiliates of the registrant on March 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $32.39, was $1,196,165,647. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant's common stock are deemed to be affiliates of the registrant.

        As of January 25, 2008, there were 35,675,884 shares of the registrant's common stock outstanding.

Forward-Looking Statements

        This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as "management anticipates," "we believe," "we anticipate," "we expect," "we plan," "we will," "we are well positioned," and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our recent acquisition of S2 Systems, Inc., eps Electronic Payment Systems AG, P&H Solutions, Inc., Visual Web Solutions, Inc., and Stratasoft Sdn Bhd and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to; those discussed in Item 1A in the section entitled "Risk Factors — Factors That May Affect Our Future Results or the Market Price of Our Common Stock."

Trademarks and Service Marks

        ACI, the ACI logo, BASE24, ON/2, OpeN/2, ENGUARD, Network Express, PaymentWare and CO-ach, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. BASE24-eps, ACI Retail Commerce Server, NET24, Commerce Gateway, Smart Chip Manager, Proactive Risk Manager, PRM, ICE, WebGate, SafeTGate, DataWise, ACI Wholesale Payment System, ACI Money Transfer System or MTS, ACI Enterprise Banker, ACI Payments Manager, ACI Card Management System, ACI Dispute Management System, and WPS, among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties' marks referred to in this report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

General

        ACI Worldwide, Inc., a Delaware corporation, and our subsidiaries (collectively referred to as "ACI", "ACI Worldwide", the "Company," "we," "us" or "our") develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Most of our products are sold and supported through distribution networks covering three geographic regions — the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. Each distribution network has its own sales force that it supplements with independent reseller and/or distributor networks. Our products are marketed under the ACI Worldwide brand.

        The electronic payments market is comprised of financial institutions, retailers, third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including automated teller machines ("ATM"), retail merchant locations, bank branches, mobile phones, corporations and Internet commerce sites. The authentication, authorization, switching, settlement and reconciliation of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are often conducted 24 hours a day, seven days a week.

        ACI Worldwide, Inc. was formed as a Delaware corporation in November 1993 under the name ACI Holding, Inc. and is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which we acquired from Tandem Computers Incorporated on December 31, 1993.

        On July 24, 2007, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change our corporate name from "Transaction Systems Architects, Inc." to "ACI Worldwide, Inc.". We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name. Historically, we operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide. In the first quarter of fiscal 2006, we restructured our organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

        On February 23, 2007, our Board of Directors approved a change in the Company's fiscal year from a September 30th fiscal year-end to a December 31st fiscal year-end, effective as of January 1, 2008 for the fiscal year ending December 31, 2008. In accordance with applicable SEC Rules, we intend to file a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007. The Transition Report on Form 10-Q will be filed in lieu of the Company's Quarterly Report on Form 10-Q for the first quarter of the old fiscal year, which would have otherwise been due on February 11, 2008. The Transition Report will be required to be filed by February 11, 2008.

Acquisitions

        On July 29, 2005, we acquired the business of S2 Systems, Inc. ("S2") through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to our target markets. In addition to its United States operations, S2 had a significant presence in the Middle East, Europe, Latin America and the Asia/Pacific regions, generating nearly half of its revenue from international markets.

        On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG ("eps AG"). The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. Cash consideration paid at the initial closing totaled $13.0 million, net of $3.1 million of cash acquired and the remaining cash consideration of $6.1 million was paid on October 31, 2006. All shares of the Company's common stock issued as consideration for the eps AG acquisition were issued at the initial closing. We accounted for the acquisition of eps AG in its entirety as of May 31, 2006, and recorded a liability, included in accrued and other liabilities at September 30, 2006, in the amount of $6.1 million, for the remaining cash consideration that was paid on October 31, 2006. We accounted for this as a delayed delivery of consideration as the price was fixed and not subject to change, with complete decision-making and control of eps AG held by us as of the date of the initial closing.

        Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing was held in escrow as security for a potential contingent obligation. We distributed the escrow in October 2006 in accordance with the terms of the escrow arrangement as the contingent liability paid by the Company was recovered from a third party. Additionally, certain of the sellers of eps AG have committed to certain indemnification obligations as part of the sale of eps AG. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps AG acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote.

        On August 28, 2006, we entered into an Agreement and Plan of Merger with P&H Solutions, Inc. ("P&H") under the terms of which P&H became our wholly owned subsidiary. P&H was a provider of web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed on September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired. Under the terms of the acquisition, the parties established a cash escrow arrangement in which $11.7 million of the cash consideration paid at closing was held in escrow as security for tax and other contingencies. During fiscal 2007, we adjusted the initial purchase price allocation resulting in additional goodwill of $0.4 million, net due to tax adjustments and recovery of bad debt reserves.

        On February 7, 2007, we acquired Visual Web Solutions, Inc. ("Visual Web"), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. These solutions will complement and be integrated with our United States-centric cash management and online banking solutions to create a more complete international offering. Visual Web has wholly owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

        The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired. Under the terms of the acquisition, the parties established a cash escrow arrangement in which $1.1 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

        On April 2, 2007, we acquired Stratasoft Sdn Bhd ("Stratasoft"), a provider of electronic payment solutions in Malaysia. This acquisition compliments our strategy to move to a direct sales model in selected markets in Asia. The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired. We will pay an additional aggregate amount of up to $1.2 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the periods ending December 31, 2007 and December 31, 2008. Under the terms of the acquisition, the parties established a cash escrow arrangement in which $0.5 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

Assets of Businesses Transferred Under Contractual Arrangements

        On September 29, 2006, we completed the sale of the eCourier and Workpoint product lines to PlaNet Group, Inc. We have retained rights to distribute these products as components of our electronic payments solutions. See Note 16, "Assets of Businesses Transferred Under Contractual Arrangements", in the Notes to Consolidated Financial Statements for further detail.

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
  Cross Industry Solutions

        An overview of major software products within these software product lines follows:

  Retail Payment Engines

        Generally, our Retail Payment Engines are designed to route electronic payment transactions from transaction generators to the acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer a range of retail payment engine solutions, as follows:

  •
  BASE24.    BASE24 is an integrated family of software products marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24 offers a broad range of features and functions for electronic payment processing. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and point of sale ("POS") terminals, over 50 interchange interfaces, and various authentication, authorization and reporting options. A substantial portion of ACI Worldwide's revenues are derived from licensing the BASE24 family of products and providing related services and maintenance.

    The BASE24 product line operates exclusively on Hewlett-Packard Company ("HP") NonStop servers. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by

    BASE24 and the HP NonStop technology are important characteristics in high volume, 24-hour per day electronic payment systems.

  •
  BASE24-eps (formerly called BASE24-es).    BASE24-eps is an integrated electronic payments processing product that supports similar features as BASE24, but uses a more modern set of technologies and architecture. BASE24-eps uses an object-based architecture and languages such as C++ and Java to offer a more flexible, open architecture for the processing of a wide range of electronic payment transactions. BASE24-eps also uses a scripting language to improve overall transaction processing flexibility and improve time to market for new services, reducing the need for traditional systems modifications. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors, and it represents the future platform to which current BASE24, ON/2, OpeN/2, and AS/X customers are expected to migrate over time. BASE24-eps, which operates on International Business Machines Corporation ("IBM") zSeries, IBM pSeries, HP NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

  •
  ACI Retail Commerce Server (formerly called WINPAY24).    Retail Commerce Server is an integrated suite of electronic payments products that facilitate a broad range of capabilities, specifically focused on retailers. These capabilities include debit and credit card processing, automated clearing house ("ACH") processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform.

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

  •
  ON/2.    ON/2, a product acquired in the S2 asset acquisition, is an integrated electronic payments processing system, exclusively designed for the Stratus VOS operating environment. It authenticates, authorizes, routes and switches transactions generated at ATM's and merchant POS sites.

  •
  OpeN/2.    OpeN/2, a product acquired in the S2 asset acquisition, is an integrated electronic payments processing system, designed for open-systems environments such as Microsoft Windows, UNIX and Linux. It offers a wide range of electronic payments processing capabilities for financial institutions, retailers and electronic payment processors.

  •
  AS/X.    AS/X, a product acquired in the eps AG acquisition, is an integrated electronic payments processing system designed for open-systems environments such as UNIX. It supports a wide range of electronic payments processing capabilities for financial institutions and electronic payment processors in Germany and Switzerland.

        During fiscal 2007, 2006 and 2005, approximately 49%, 57% and 57%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

  Risk Management

  •
  ACI Proactive Risk Manager ("PRM").    PRM is a neural network-based fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. PRM operates on IBM zSeries, HP NonStop, Sun Solaris and Microsoft Windows servers. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

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

  •
  ACI Payments Manager ("PM").    PM is an integrated, modular software solution that automates the processing, settlement and reconciliation of electronic transactions, as well as provides plastic card issuance and account management. PM's primary focus is to enable efficient back-office management through cost reductions and streamlined daily operations. The solution accesses a central transaction database that can be updated in batch or near-real time from the payment engine. PM integrates all transaction and processing data for transaction analysis, settlement processing, and card account and customer data. Application functions are accessed via the ACI desktop environment, an integrated graphical presentation and development tool.

  •
  ACI Card Management System ("CMS").    CMS is a complete plastic card system for issuing cards, maintaining account information, tracking card usage and providing customer service. It supports multiple account types and allows online display and modification of pertinent account information. It can be linked with a card authorization system for authorizing debit transactions from ATM and POS devices on the host system. Optionally, CMS can also be linked to a front-end processor for purposes of forwarding file maintenance activity and accepting financial transaction activity.

  •
  ACI Smart Chip Manager ("SCM").    SCM supports the deployment of stored-value and other chip card applications used at smart card-enabled devices. The solution facilitates authorization of funds transfers from existing accounts to cards. It also leverages chip technology to enhance debit/credit card authentication and security. SCM supports Europay/Mastercard/VISA ("EMV") standards for debit and credit card processing, and manages the complete lifecycle of the deployment of multi-function chip cards. In addition, SCM has been deployed in government identification environments, providing the core operating environment for multi-function electronic identification cards.

  •
  ACI Dispute Management System ("DMS").    DMS provides issuers the ability to work retail discrepancies caused by processing errors, disputes, charge backs and fraud. Failure to comply with card association rules or government regulations can result in the loss of chargeback and representation rights or fines. ACI's DMS runs through a Case Management work flow, tracking disputes with debit and credit cards, EBT transactions, electronic banking and bill pay, ACH, and network adjustments. An audit trail of operator actions ensures that staff members follow procedures. DMS also provides an interface to institutions' general ledger and transaction processing systems, which saves time and ensures better audit trails. Because electronic banking disputes may be subject to governmental and internal audits, DMS stores all due dates and required customer notifications to maintain a complete historical file on each claim. Furthermore, users can create specific compliance reports.

  Wholesale Payments

        Our wholesale payments solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

        Our wholesale payments solutions include high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as the ACI Money Transfer System ("MTS"). The high value payments processing products, which produce the majority of revenues within the MTS solution set, are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The MTS product operates on IBM pSeries servers using the AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

        ACI Enterprise Banker, acquired in the P&H acquisition, is a comprehensive Internet-based business banking product for financial institutions, including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet.

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

        Our Cross Industry Solutions consist of a suite of infrastructure software products that facilitate communication, data movement, transaction processing, systems monitoring and business process automation across incompatible computing systems that include mainframes, distributed computing networks and the Internet. The primary Company-owned software products within this suite are ICE, WebGate, SafeTGate, ENGUARD and DataWise. In addition, as part of the S2 acquisition, we acquired a product called Network Express and as part of the eps AG acquisition, we acquired a product called Asset. The primary third-party products distributed as part of our Cross Industry Solutions are GoldenGate, VersaTest, SQLMagic and OpenNET/AO. ICE is a set of networking software products that allow applications running on the HP NonStop server to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. WebGate is a product suite that allows HP NonStop servers to communicate with applications using web-based technology. SafeTGate is a family of security solutions that work in conjunction with ICE and WebGate. GoldenGate and DataWise are transactional data management products that capture, route, enhance and apply transactions in real time across a wide variety of data sources, most commonly for business continuity and data integration. ENGUARD is a proactive monitoring, alarm and dispatching software tool. Network Express provides network communications and middleware capabilities to support legacy systems integration and connectivity. Asset is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing. SQLMagic is designed to improve system and database administration for HP NonStop servers. VersaTest provides online testing, simulation and support utilities for HP NonStop servers. OpenNET/AO provides policy-based management, monitoring and automation designed specifically for continuous availability of HP NonStop servers.

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

  •
  Hewlett-Packard Company

  •
  International Business Machines Corporation

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
  MasterCard International Incorporated

  •
  Oracle Corporation

        Product partner relationships extend our product portfolio, improve our ability to get our solutions to market rapidly and enhance our ability to deliver market-leading solutions. We share revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant us the right to distribute or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

  •
  GoldenGate, Inc.

  •
  Merlon Software Corporation

  •
  Ascert, LLC

  •
  Gresham Computing, PLC

  •
  Allen Systems Group, Inc.

  •
  ESQ Business Services, Inc.

  •
  ACE Software Solutions, Inc.

  •
  Faircom Corporation

  •
  Paragon Application Systems, Inc.

  •
  Financial Software and Services, PTT

  •
  International Business Machines Corporation

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

  •
  Project Management.    We offer a Project Management and Implementation Plan ("PMIP") which provides customers with a variety of support services, including on-site product integration reviews, project planning, training, site preparation, installation, testing and go-live support, and project management throughout the project life cycle. We offer additional services, if required, on a fee basis. PMIPs are offered for a fee that varies based on the level and quantity of included support services.

  •
  Facilities Management.    We offer facilities management services whereby we operate a customer's electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

  •
  ACI On Demand.    We offer a service whereby we host a customer's system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management and online banking products. Each customer gets a unique image of the system that can be tailored to meet their needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

Customer Support

        We provide our customers with product support that is available 24 hours a day, seven days a week. If requested by a customer, the product support group can remotely access that customer's systems on a real-time basis. This allows the product support groups to help diagnose and correct problems to enhance the continuous availability of a customer's business-critical systems. We offer our customers both a general maintenance plan and an extended service option.

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

  Retail Payment Engines

        The principal third-party software competitors for the Retail Payment Engines product line are Fidelity National Information Services, Inc. and S1 Corporation, as well as small, regionally-focused companies such as OpenWay, Distratech and CTL, Ltd. Primary electronic payment processing competitors in this area include global entities such as First Data Corporation, Fiserv, Metavante, Euronet, Visa and Mastercard, as well as regional or country-specific processors.

  Risk Management

        Principal competitors for the Risk Management product line are Fair Isaac, Retail Decisions, Mantas, SearchSpace, Americas Software and Visa DPS, as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

  Payments Management

        Principal competitors for our Payments Management product line are Fidelity National Information Services, Inc., Baldwin Hacket and Meeks, Inc. and Bell ID.

  Wholesale Payments

        Principal competitors for our Wholesale Payments product line are Fundtech Ltd, LogicaCMG plc, Tieto Enator, Clear2Pay, Dovetail, Bankserv, SWIFT, Intuit Corporation, S1 Corporation, Metavante, Fiserv Inc. and a number of core banking processors.

  Cross Industry Solutions

        The principal competitor for our Cross Industry Solutions product line is Hewlett-Packard Company, as well as dozens of small, niche-focused competitors.

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

        Our total research and development expenses during fiscal 2007, 2006, and 2005 were $52.1 million, $40.8 million, and $39.7 million, or 14.2%, 11.7%, and 12.7% of total revenues, respectively.

        We develop new and enhanced versions of products in a number of product development locations. We have recently added product development facilities in Romania and Ireland to augment existing development staff and in anticipation of future personnel resource requirements to meet the needs of our product development efforts. We currently anticipate that these facilities will be expanded to between 100 and 200 personnel within the next two years.

Customers

        We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of September 30, 2007, our customers include 122 of the 500 largest banks in the world, as measured by asset size, and 33 of the top 100 retailers in the United States, as measured by revenue. As of September 30, 2007, we had 815 customers in 85 countries on six continents. Of this total, 429 are in the Americas region, 228 are in the EMEA region and 158 are in the Asia/Pacific region. No single customer accounted for more than 10% of our consolidated revenues during fiscal 2007, 2006, or 2005.

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

        Key international distributors and sales agents for us during fiscal 2007 included:

  •
  PTESA (Colombia)

  •
  PTESAVEN (Venezuela)

  •
  North Data (Uruguay)

  •
  Hewlett-Packard Peru (Peru)

  •
  P.T. Abhimata Persada (Indonesia)

  •
  Financial Software and Systems, Ltd. (India)

  •
  HP Philippines (Philippines)

  •
  Korea Computer, Inc. (Korea)

  •
  DataOne Asia Co. Ltd (Thailand)

  •
  Syscom (Taiwan and China)

  •
  Stratasoft Sdn Bhd (Malaysia)

  •
  Optimisa S.A. (Chile)

        During fiscal 2007, we terminated three of the above distribution relationships and established a direct distribution model in certain markets in the Asia/Pacific region. In January 2007, we gave notice of our intent to terminate certain distribution agreements with Financial Software and Systems, Ltd. which was effective December 31, 2007.

        In addition, in connection with the establishment of a direct presence in the Philippine Islands, we terminated our distribution relationship with HP Philippines effective March 31, 2007. Also, on April 2, 2007, we acquired Stratasoft Sdn Bhd, a distributor of our OCM 24 product within the Malaysian market, and effective upon the acquisition, our distribution relationship with Stratasoft ceased.

        We distribute the products of other vendors as complements to our existing product lines. We are typically responsible for the sales and marketing of the vendor's products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

        In addition to our principal sales office in Omaha, we also have sales offices located outside the United States in Athens, Bahrain, Buenos Aires, Dubai Internet City, Frankfurt, Gouda, Johannesburg, Madrid, Melbourne, Mexico City, Milan, Moscow, Naples, Paris, Riyadh, Sao Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto, and Watford.

Proprietary Rights and Licenses

        We rely on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect our proprietary rights. We distribute our software products under software license agreements that typically grant customers nonexclusive licenses to use our products. Use of the software products is usually restricted to designated computers, specified locations and/or specified capacity, and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of our software products. We also seek to protect the source code of our software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of our software products and technology will not occur.

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

        Like many companies in the electronic commerce and other high-tech industries, third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to us and our customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Third parties may also claim that the third-party's intellectual property rights are being infringed by our customers' use of a business process method which utilizes products in conjunction with other products, which could result in indemnification claims against us by our customers. Any claim against us, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require us to enter into royalty or licensing agreements or pay amounts in settlement, or require us to develop alternative non-infringing technology. We could also be required to defend or indemnify our customers against such claims. A successful claim by a third-party of intellectual property infringement by us or one of our customers could compel us to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products and incur additional costs to develop alternative non-infringing technology.

Foreign Operations

        We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 12, "Segment Information", in the Notes to Consolidated Financial Statements.

Employees

        As of September 30, 2007, we had a total of approximately 2,186 employees of whom 1,277 were in the Americas region, 295 were in the Asia/Pacific region, and 614 were in the EMEA region. Of those employees, we had 823 employees in product development functions and 241 employees in corporate administration positions, including executive management, legal, human resources, finance, information systems, investor relations, internal audit and facility operations, providing supporting services to each of the regions.

        None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge on our website at www.aciworldwide.com as soon as reasonably practicable after we file such information electronically with the Securities and Exchange Commission ("SEC"). The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, Room 1580, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

        During fiscal 2007, we restated our consolidated balance sheet as of September 30, 2005, and our consolidated statements of operations, our consolidated statements of stockholders' equity and comprehensive income and consolidated statements of cash flows for each of the years ended September 30, 2005 and 2004. In addition, we restated selected financial data for fiscal years 2004, 2003 and 2002.

        Companies that restate their financial statements sometimes face litigation claims and/or SEC proceedings following such a restatement. We could face monetary judgments, penalties or other sanctions which could adversely affect our financial condition and could cause our stock price to decline.

As a result of the delay in filing this Annual Report, we required certain extensions in connection with the delivery of financial statements and related matters under financing arrangements for our bank debt. We may require additional extensions in the future, and failure to obtain the necessary extensions could have a material adverse effect on our business, liquidity and financial condition.

        We obtained certain extensions for the delivery of financial statements and related matters under our credit facilities as a result of the delay in filing this Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the "Annual Report"). The extensions established the extended deadline for the delivery of the annual financial statements contained in this Annual Report. Our current extensions under the credit facilities for our annual financial statements for the fiscal year ended September 30, 2007 expire January 31, 2008. We must deliver the financial statements for the transition period ended December 31, 2007 by no later than March 15, 2008. We may not be able to deliver our financial statements for the transition period ending December 31, 2007 within the required delivery period, and therefore, we may seek additional extensions under the credit facilities.

        Under our credit facilities, the lenders have the right to notify us if they believe we have breached a representation or covenant under the operative debt instruments and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default or obtain necessary extensions. If we do not cure the events of default or obtain necessary extensions within the required time periods or certain extended time periods, the maturity of all or some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our bank loan agreements could trigger cross-default provisions under those and other debt arrangements. There can be no assurance that any additional extensions will be received on a timely basis, if at all, or that any extensions obtained, including the extensions we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such extensions or other waivers could have a material adverse effect on our business, liquidity and financial condition.

The delay in filing this Annual Report on Form 10-K with the SEC and any failure to satisfy other NASDAQ listing requirements could cause NASDAQ to commence suspension or delisting procedures with respect to our common stock.

        As a result of the delay in filing this Annual Report, we were in breach of certain continued listing requirements of the NASDAQ. We requested a hearing before the NASDAQ Listing Qualifications Panel in which we will request continued listing of our securities on The NASDAQ Global Select Stock Market for the period covering when we fell out of compliance with the continued listing requirements until we again regain compliance. We cannot assure that NASDAQ will grant our request or that NASDAQ will not impose additional conditions on our continued listing. If NASDAQ does not grant our request or if we fail to satisfy any additional conditions established by NASDAQ or any other NASDAQ listing requirements, including the timely filing of our Transition Report on Form 10-Q for the transition period ended December 31, 2007, if not waived by the NASDAQ, NASDAQ could commence suspension or delisting procedures with respect to our common stock. The commencement of any suspension or delisting procedures by the NASDAQ remains, at all times, at the discretion of the NASDAQ and would be publicly announced by the NASDAQ. The delisting of our common stock from NASDAQ may have a material adverse effect on us by, among other things, limiting:

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

Our performance could be materially adversely affected by a general economic downturn or lessening demand in the software sector and financial services industry.

        Purchases of technology products and services are subject to adverse economic conditions. Our financial condition depends on the health of the general economy as well as the software sector and financial services industry as our revenue and profits are driven by demand for our products and services. When an economy is struggling, companies in many industries delay or reduce technology purchases. A lessening demand in either the overall economy, the software sector or the financial services industry could result in reduced capital spending by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition which could lead to a material decrease in our future revenues and earnings.

The software market is a rapidly changing and highly competitive industry, and we may not be able to compete effectively.

        The software market is characterized by rapidly changing technologies, intense competition and evolving industry standards. There is no assurance that we will be able to maintain our current market share or customer base. We have many competitors that are significantly larger than us and have significantly greater financial, technical and marketing resources. If we fail to enhance our current products and develop new products in response to changes in technology and industry standards, bring product enhancements or new product developments to market quickly enough, or accurately predict future changes in our customers' needs and our competitors develop new technologies or products, our products could become less competitive or obsolete. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. Increased competition in our markets could lead to price reductions, reduced profits, or loss of market share.

Management's backlog estimate may not be accurate and may not generate the predicted revenues.

        Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions, including management's current assessment of customer and third party contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period. A number of factors could result in actual revenues being less than the amounts reflected in backlog. Our customers or third party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts. Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not subject to the same level of internal review or controls as a generally accepted accounting principles ("GAAP") financial measure.

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

        Our tax positions in our United States federal income tax returns filed for the 2005 and 2006 tax years are the subject of an ongoing examination by the Internal Revenue Service ("IRS"). We believe that our tax positions comply with applicable tax law and intend to vigorously defend our positions. This examination could result in the IRS issuing proposed adjustments that could adversely affect our financial condition and/or results of operations.

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

        We have historically derived a majority of our revenues from international operations and anticipate continuing to do so. As a result, we are subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. Our exposures resulting from fluctuations in foreign currency exchange rates may change over time as our business evolves and could have an adverse impact on our financial condition and/or results of operations. We have not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes. Other potential risks include difficulties associated with staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, reduced protection of intellectual property rights, variability of foreign economic conditions, changing restrictions imposed by United States export laws, and general economic and political conditions in the countries where we sell our products and services.

We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk.

        As part of our globalization strategy and to optimize available research and development resources, in fiscal 2006 we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. While our experience to date with our offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

  •
  communications and information flow may be less efficient and accurate as a consequence of the time, distance and language differences between our primary development organization and the foreign based activities, resulting in delays in development or errors in the software developed;

  •
  in addition to the risk of misappropriation of intellectual property from departing personnel, there is a general risk of the potential for misappropriation of our intellectual property that might not be readily discoverable;

  •
  the quality of the development efforts undertaken offshore may not meet our requirements because of language, cultural and experiential differences, resulting in potential product errors and/or delays;

  •
  potential disruption from the involvement of the United States in political and military conflicts around the world; and

  •
  currency exchange rates could fluctuate and adversely impact the cost advantages intended from maintaining these facilities.

One of our most strategic products, BASE24-eps, could prove to be unsuccessful in the market.

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

        We have historically derived a substantial portion of our revenues from licensing of software products that operate on HP NonStop servers. Any reduction in demand for HP NonStop servers, or any change in strategy by HP related to support of its NonStop servers, could have a material adverse effect on our financial condition and/or results of operations.

If we are unable to successfully perform under the terms of our alliance with IBM or our customers are not receptive to the alliance, our business, financial condition and/or results of operations may be adversely affected.

        In December 2007, we entered into a Master Alliance Agreement and certain other related agreements with International Business Machines Corporation ("IBM") to create a strategic alliance between us and IBM (the "Alliance"). Pursuant to the Alliance Agreement, we agreed to enable our payment application software products on certain of IBM's hardware platforms, including the IBM System z Platform and we agreed to enter into collective sales and marketing efforts with IBM to offer a combination of ACI and IBM solutions. We cannot be certain that we will be able to successfully enable our products on IBM's hardware platforms or that our customers and potential customers will be receptive to this Alliance or our new sales and marketing strategy. If we are unable to enable our software products on the IBM hardware platforms or the market does not react positively to the Alliance, our business, financial condition and/or results of operations could be materially adversely affected.

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

Security breaches or computer viruses could harm our business by disrupting delivery of services and damaging our reputation.

        As part of our business, we electronically receive, process, store, and transmit sensitive business information of our customers. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition and/or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting our networks and confidential information. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

Risks associated with future acquisitions and investments could materially adversely affect our business.

        We may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. During fiscal 2007, we acquired Visual Web and Stratasoft. Any acquisition or investment, including the acquisitions of Visual Web and Stratasoft, is subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines.

        Further, even if we successfully complete acquisitions, we face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. There can be no assurance that we will be able to fully integrate all aspects of acquired businesses successfully or fully realize the potential benefits of bringing them together, and the process of integrating these acquisitions may disrupt our business and divert our resources.

        Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions could have a material adverse effect on our business, financial condition and/or results of operations. Correspondingly, our expectations related to the benefits related to the Visual Web and Stratasoft acquisitions, prior acquisitions in 2005 and 2006 or any other future acquisition or investment could be inaccurate.

If our products and services fail to comply with government regulations and industry standards to which are customers are subject, it could result in a loss of customers and decreased revenue.

        Our customers are subject to a number of government regulations and industry standards with which our products and services must comply. For example, our products are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

        As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we are subject to these limitations and we fail to comply with applicable regulations, we could be exposed to suits for breach of contract or to governmental proceedings, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state, or other level, that could have an adverse impact on our business.

If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

        Our ability to provide reliable service in a number of our businesses depends on the efficient and uninterrupted operations of our computer network systems and data centers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Any significant interruptions could:

  •
  increase our operating expenses to correct problems caused by the interruption;

  •
  harm our business and reputation;

  •
  result in a loss of customers; or

  •
  expose us to liability.

Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to protect our intellectual property and technology and may be subject to increasing litigation over our intellectual property rights.

        To protect our proprietary rights in our intellectual property, we rely on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, we may not be able to adequately protect our proprietary rights, or our competitors may independently develop similar technology, duplicate products, or design around any rights we believe to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability to protect our proprietary rights could materially adversely affect our business.

        There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to us and our customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the electronic commerce field, the secrecy of some pending patents and the rapid issuance of new patents, it is not economical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Any claim against us, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require us to enter into royalty or licensing agreements or pay amounts in settlement, or require us to develop alternative non-infringing technology.

        We anticipate that software product developers and providers of electronic commerce solutions could increasingly be subject to infringement claims, and third parties may claim that our present and future products infringe upon their intellectual property rights. Third parties may also claim, and we are aware that at least two parties have claimed on several occasions, that our customers' use of a business process method which utilizes our products in conjunction with other products infringe on the third-party's intellectual property rights. These third-party claims could lead to indemnification claims against us by our customers. Claims against our customers related to our products, whether or not meritorious, could harm our reputation and reduce demand for our products. Where indemnification claims are made by customers, resistance even to unmeritorious claims could damage the customer relationship. A successful claim by a third-party of intellectual property infringement by us or one of our customers could compel us to enter into costly royalty or license agreements, pay significant damages, or stop selling certain products and incur additional costs to develop alternative non-infringing technology.

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

Management has identified material weaknesses in our internal control over financial reporting.

        Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of our CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Annual Report, management's assessment of our internal control over financial reporting identified material weaknesses for recognition of revenue and accounting for income taxes, as discussed in Item 9A. Controls and Procedures. No assurance can be given that we will be able to successfully implement revised internal controls and procedures, if any, or that revised controls and procedures, if any, will be effective in remedying the potential material weakness in our prior controls and procedures, nor can we provide assurance that we will not identify additional material weaknesses in the future. In addition, we may be required to hire additional employees to help implement these changes, and may experience higher than anticipated capital expenditures and operating expenses during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or if other material weaknesses develop and we are unable to effectively address these matters, there could be a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease office space in New York, New York for our principal executive headquarters. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. The leases for our current Omaha-based facilities expire in fiscal 2008. We have contracted for new Omaha-based facilities to be first occupied at the end of 2008 and to continue through fiscal 2028. Our EMEA headquarters is located in Watford, England. The lease for the Watford facility expires at the end of 2016. Our Asia/Pacific headquarters is located in Singapore, with the lease for this facility expiring in fiscal 2008. We also lease office space in numerous other locations in the United States and in many other countries.

        We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe that we will be able to renew leases as they expire or secure alternate suitable space. See Note 17, "Commitments and Contingencies", in the Notes to Consolidated Financial Statements for additional information regarding our obligations under our facilities leases.

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

        Class Action Litigation.    In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the "Court") against us and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees' Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint previously alleged that during the purported class period, we and the named defendants misrepresented our historical financial condition, results of operations and our future prospects, and failed to disclose facts that could have indicated an impending decline in our revenues. That Complaint also alleged that, prior to August 2002, the purported truth regarding our financial condition had not been disclosed to the market. We and the individual defendants initially filed a motion to dismiss the lawsuit. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, our former president and chief executive officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including us.

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

        On January 27, 2006, we and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System ("LDARS"). LDARS previously attempted to be named as lead plaintiff in the case. On July 5, 2006, the Magistrate denied LDARS' motion to intervene, which LDARS appealed to the District Judge.

        On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court's granting lead plaintiff leave to file a Third Amended Complaint ("Third Complaint"), which it did on May 31, 2006. The Third Complaint alleged the same misrepresentations as described above, while simultaneously alleging that the purported truth about our financial condition was being disclosed throughout that time, commencing in April 1999. The Third Complaint sought unspecified damages, interest, fees, and costs.

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

        On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court's order. We responded to this appeal in accordance with the Court of Appeals' orders and procedures. The appeal has not yet been decided.

        Derivative Litigation.    On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York. The lawsuit named certain former and current officers and directors as individual defendants. We were named as a nominal defendant. The plaintiff made allegations related to our historical stock option granting practices, and asserted claims on behalf of us against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment. On October 30, 2007, the lawsuit was dismissed with prejudice as to the individual plaintiff, Thomas J. Lieven, and without prejudice as to our rights as nominal defendant.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on July 24, 2007. The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are set forth in the Quarterly Report on Form 10-Q for the period ended March 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	2007		2006
	High	Low	High	Low
Fourth quarter	$36.68	$20.65	$42.37	$31.05
Third quarter	$35.48	$30.60	$43.00	$30.25
Second quarter	$38.72	$28.10	$34.37	$28.06
First quarter	$37.14	$31.45	$30.67	$24.91

        As of January 25, 2008, there were 221 holders of record of our common stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

        The following table provides information regarding repurchases of our common stock during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2007	27,620	$33.26	27,620	$116,337,000
August 1 through August 31, 2007	469,000	$27.95	469,000	$103,228,000
September 1 through September 30, 2007	496,194	$26.02	496,194	$90,317,000

Total (1)	992,814	$27.13	992,814

(1)
In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $90 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the fourth quarter of fiscal 2007, all shares were purchased in open-market transactions.

        In addition to the purchases set forth above, during fiscal 2007, we settled options to purchase 520,686 shares and incurred cash outlays of approximately $8.1 million, and corresponding expense of $4.7 million, for such settlements in connection with vested options that optionees were unable to exercise prior to the applicable expiration date due to the suspension of option exercises during the period for which we were not current with our filings with the SEC.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements and related notes included elsewhere in this Annual Report. The data for the consolidated balance sheets as of September 30, 2004 and 2003 and the consolidated statements of operations for the fiscal years ended September 30, 2003 have been restated in prior years to reflect the impact of the stock- based compensation adjustments, but such restated data have not been audited and are derived from our books and records. The financial information below is not necessarily indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A in the section entitled "Risk Factors — Factors That May Affect the Company's Future Results or the Market Price of our Common Stock."

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Income Statement Data:
Total revenues	$366,218	$347,902	$313,237	$292,784	$277,291
Net income (loss) (1)	$(9,131)	$55,365	$43,099	$46,306	$14,057
Earnings per share:
Basic	$(0.25)	$1.48	$1.14	$1.25	$0.40
Diluted	$(0.25)	$1.45	$1.12	$1.21	$0.39
Shares used in computing earnings per share:
Basic	36,933	37,369	37,682	37,001	35,558
Diluted	36,933	38,237	38,507	38,117	35,722
	As of September 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital (2)	$17,358	$67,932	$120,594	$124,088	$81,084
Total assets (2)	506,741	539,365	363,700	325,959	264,405
Current portion of debt	—	—	2,165	7,027	15,493
Debt (long-term portion) (2) (3)	76,546	78,093	905	2,672	9,740
Stockholders' equity (1)	225,012	267,212	217,438	187,462	123,379

(1)
We adopted FAS 123(R) using the modified prospective transition method on October 1, 2005.

(2)
On September 29, 2006, we acquired P&H. The aggregate purchase price for P&H was approximately $134 million, of which $73 million was financed by long-term debt.

(3)
Debt (long-term portion) also includes long-term capital lease obligations of $1.5 million, $3.1 million, $0.8 million, $0.3 million and $0.3 million as of September 30, 2007, 2006, 2005, 2004, and 2003, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide brand.

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

        On February 23, 2007, our Board of Directors approved a change in the Company's fiscal year from a September 30th fiscal year-end to a December 31st fiscal year-end, effective as of January 1, 2008 for the fiscal year ending December 31, 2008. In accordance with applicable SEC Rules, we intend to file a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007. The Transition Report on Form 10-Q will be filed in lieu of the Company's Quarterly Report on Form 10-Q for the first quarter of the old fiscal year, which would have otherwise been due on February 11, 2008. The Transition Report will be required to be filed by February 11, 2008.

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

  •
  Adoption of open systems technology.    In an effort to leverage lower-cost computing technologies and current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies such as Microsoft Windows, UNIX and Linux. Our continued investment in open systems technologies is, in part, designed to address this demand.

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

  •
  Adoption of smartcard technology.    In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g. chip card readers in ATM's and POS devices). We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

  •
  Single Euro Payments Area ("SEPA") and Faster Payments Mandates.    The SEPA and Faster Payment initiatives, primarily focused on the European Economic Community and the United Kingdom, are designed to facilitate lower costs for cross-border payments and facilitate reduced timeframes for settling electronic payment transactions. Our retail and wholesale banking solutions provide key functions that help financial institutions address these mandated regulations.

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

  •
  Electronic payments convergence.    As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels and manage enterprise risk. Our reorganization has, in part, focused on this trend, by facilitating the delivery of integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

        Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. Also during fiscal 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million that is not yet outstanding under the credit facility, respectively. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.

        We continue to seek ways to grow, through both organic sources and acquisitions. We continually look for potential acquisitions designed to improve our solutions' breadth or provide access to new markets. As part of our acquisition strategy, we seek acquisition candidates that are strategic, capable of being integrated into our operating environment, and financially accretive to our financial performance.

        We continue to evaluate strategies intended to improve our overall effective tax rate. Our degree of success in this regard and related acceptance by taxing authorities of tax positions taken, as well as changes to tax laws in the United States and in various foreign jurisdictions, could cause our effective tax rate to fluctuate from period to period. During the third quarter of fiscal 2006, we began to manage certain intellectual property rights from our subsidiary in Ireland as part of our overall globalization strategy. We expect these globalization efforts to result in future improvements in profitability and reductions in our overall effective tax rate.

Subsequent Events

        Subsequent to September 30, 2007, we have incurred cash outlays of approximately $0.1 million for the cash settlement of vested options that optionees were unable to exercise prior to the applicable expiration date due to the suspension of option exercises during the period for which we were not current with its filings with the SEC as a result of the late filing of this Annual Report.

        On December 16, 2007, we entered into Alliance with IBM relating to joint marketing and optimization of our electronic payments application software and IBM's middleware and hardware platforms, tools and services. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, we granted warrants to IBM to purchase up to 1,427,035 shares of our common stock at a price of $27.50 per share and up to 1,427,035 shares of our common stock at a price of $33.00 per share. The warrants are exercisable for five years.

        Under the terms of the Alliance, on December 16, 2007, IBM paid us an initial payment of $33.3 million which represented the estimated value of the warrants described above. The actual value of the warrants will be determined by an independent third-party appraiser as soon as practicable. We will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates related to the Alliance are met. IBM will pay us additional amounts upon meeting certain prescribed obligations and incentive payments in varying amounts upon IBM recognizing revenue from end-user customers as a result of the Alliance.

        The stated initial term of the Alliance is five years, subject to extension for successive two year terms if not previously terminated by either party and subject to earlier termination for cause.

        The Company is in the process of assessing the accounting treatment for the cash proceeds of the Alliance.

        Subsequent to September 30, 2007, the Company obtained certain extensions in connection with the delivery of financial statements and related matters under the financing arrangements for its bank debt. The Company's current extensions under the credit facilities expire on January 31, 2008 for its annual financial statements for the fiscal year ended September 30, 2007. The Company must deliver the financial statements for the transition period ended December 31, 2007 by no later than March 15, 2008.

        Subsequent to September 30, 2007, the Company entered into a termination agreement with the lessor of its corporate aircraft. Under the terms of the agreement, the Company paid the lessor approximately $1.3 million in full satisfaction of obligations to pay rent under the original lease agreement.

Acquisitions

        On July 29, 2005, we acquired the business of S2 Systems, Inc. ("S2") through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software, and it primarily served financial services and retail customers, which were homogeneous and complementary to our target markets. In addition to its operations in the United States, S2 had a significant presence in the Middle East, Europe, Latin America, and the Asia/Pacific region, generating nearly half of its revenue from international markets.

        On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG ("eps AG"), headquartered in Frankfurt, Germany. The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG will provide us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG's testing and dispute management solutions into markets beyond Germany. In addition, eps AG's presence in Romania will help us more rapidly develop our global offshore development and support capabilities.

The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition.

        On September 29, 2006, we completed the acquisition of P&H Solutions, Inc. ("P&H"). P&H was a leading provider of enterprise business banking solutions and provides a complement to our existing revenue producing activities. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired, approximately $73.3 million of which was financed by the Credit Agreement described in Note 6, "Debt", in the Notes to Consolidated Financial Statements, with the remaining cash of $60.4 million derived from the sale of investments The acquisition of P&H has extended our wholesale payments solutions suite, provide us with an Application Software Provider ("ASP")-based offering and allowed us to distribute P&H's solutions into international markets through our global distribution channel.

        On February 7, 2007, we acquired Visual Web Solutions, Inc. Visual Web markets trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. Visual Web has sales and customer support office in Singapore, and a product development facility in Bangalore, India. The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired

        On April 2, 2007, we acquired Stratasoft Sdn. Bhd. Stratasoft was a Kuala Lumpur based company focused on the provision of mainframe based payments systems to the Malaysian market. Prior to the acquisition, Stratasoft had been a distributor of our OCM 24 product within the Malaysian market since 1995. The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.

Assets of Businesses Transferred Under Contractual Arrangements

        On September 29, 2006, we completed the sale of the eCourier and Workpoint product lines to PlaNet Group, Inc. We retained rights to distribute these products as components of our electronic payments solutions. See Note 16, "Assets of Businesses Transferred Under Contractual Arrangements", in the Notes to Consolidated Financial Statements for further detail.

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

        We are undergoing a comprehensive review of the assumptions used and data required in computing our backlog estimates. This review is expected to be completed prior to the filing of the December 31, 2007 financial results. While the results of the review may vary, we do not currently expect a material adjustment to the previously reported backlog estimates. We also expect that any identified adjustment will not materially change the period to period change from previously reported estimates as any identified adjustment will most likely result in a proportional adjustment to previously reported estimates.

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

  •
  Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the United States dollar.

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

  •
  The potential impact of merger activity within our markets and/or customers is not reflected in the computation of our 60-month backlog estimate.

        The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2007, September 30, 2006, and all interim periods (in millions):

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Americas	$660	$653	$643	$644	$671
EMEA	508	485	474	444	433
Asia/Pacific	134	132	127	125	122

Total	$1,302	$1,270	$1,244	$1,213	$1,226

        Included in the September 30, 2007, June 30, 2007 and March 31, 2007 60-month backlog estimates is approximately $7.2 million, $7.8 million, and $4.4 million, respectively, from the Visual Web acquisition. Included in the September 30, 2007 and June 30, 2007 60-month backlog estimates is approximately $2.8 million and $2.2 million, respectively, from the Stratasoft acquisition. These additional backlog estimate amounts relating to the Visual Web and Stratasoft acquisitions are predominantly included in the Asia/Pacific geographic region. Periods other than those specifically referred to above do not contain backlog estimates from the Visual Web or Stratasoft acquisitions as the respective acquisition had not closed at the time backlog estimates were computed.

        We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2007 and September 30, 2006 (in millions):

	September 30, 2007			September 30, 2006
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$124	$35	$159	$122	$32	$154
EMEA	74	64	138	67	39	106
Asia/Pacific	25	8	33	23	6	29

Total	$223	$107	$330	$212	$77	$289

        Included in the September 30, 2007 12-month backlog estimates is approximately $2.5 million from the Visual Web and Stratasoft acquisitions. These additional backlog estimate amounts relating to the Visual Web and Stratasoft acquisitions are predominantly included in the Asia/Pacific geographic region.

        Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management's control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer's industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts amounts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not subject to the same level of internal review or controls as a GAAP financial measure.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (amounts in thousands):

	Year Ended September 30,
	2007		2006		2005
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$95,668	26.1%	$107,347	30.9%	$95,206	30.4%
Monthly license fees (MLFs)	53,817	14.7%	68,282	19.6%	73,216	23.4%

Software license fees	149,485	40.8%	175,629	50.5%	168,422	53.8%
Maintenance fees	121,233	33.1%	103,708	29.8%	93,501	29.8%
Services	95,500	26.1%	68,565	19.7%	51,314	16.4%

Total revenues	366,218	100.0%	347,902	100.0%	313,237	100.0%

Expenses:
Cost of software license fees	42,237	11.5%	31,124	8.9%	24,666	7.9%
Cost of maintenance and services	98,605	26.9%	79,622	22.9%	60,337	19.3%
Research and development	52,088	14.2%	40,768	11.7%	39,688	12.7%
Selling and marketing	70,280	19.2%	66,720	19.2%	65,612	20.9%
General and administrative	100,589	27.5%	67,440	19.4%	58,683	18.7%
Settlement of class action litigation	—	0.0%	8,450	2.4%	—	0.0%

Total expenses	363,799	99.3%	294,124	84.5%	248,986	79.5%

Operating income	2,419	0.7%	53,778	15.5%	64,251	20.5%
Other income (expense):
Interest income	4,082	1.1%	7,825	2.2%	3,843	1.2%
Interest expense	(6,644)	(1.8)%	(185)	(0.1)%	(510)	(0.2)%
Other, net	(3,740)	(1.0)%	(543)	(0.2)%	(1,681)	(0.5)%

Total other income (expense)	(6,302)	(1.7)%	7,097	2.0%	1,652	0.5%

Income (loss) before income taxes	(3,883)	(1.1)%	60,875	17.5%	65,903	21.0%
Income tax expense	5,248	1.4%	5,510	1.6%	22,804	7.3%

Net income (loss)	$(9,131)	(2.5)%	$55,365	15.9%	$43,099	13.8%

2007 Compared to 2006

Revenues

        Total revenues for fiscal 2007 increased $18.3 million, or 5.3%, as compared to fiscal 2006. The increase is the result of a $17.5 million, or 16.9%, increase in maintenance fee revenues and a $26.9 million, or 39.3%, increase in services revenues, partially offset by a $26.1 million, or 14.9% decrease in software license fee revenue. Included in fiscal 2007 and fiscal 2006 was approximately $45.0 million and $2.9 million, respectively, of revenue related to acquired businesses. Excluding the impact of the acquired businesses, total revenues decreased primarily as a result of a $29.6 million, or 16.9%, decrease in software license fee revenues, partially offset by a $5.8 million, or 5.6%, increase in maintenance fee revenue.

        The majority of the fiscal 2007 revenue increase resulted from growth in the Americas, with an increase of $15.1 million, or 8.3%, over fiscal 2006. Excluding the impact of the acquired businesses, the Americas declined $21.8 million, or 12.0%, compared to fiscal 2006. This was primarily the result of a decline in initial license fees as well as services revenues, which is a result of our practice to not pursue discounted paid up front licensing fee transactions. The EMEA and Asia/Pacific operating segments increased by $2.0 million, or 1.5%, and $1.2 million, or 3.4%, respectively, compared to fiscal 2006. Excluding the impact of acquired businesses, EMEA saw a slight decline of $1.1 million, or 0.9%, primarily driven by a decline in license fees partially offset by an increase in services and maintenance revenue. This was also the case for the Asia/Pacific operating segment, which declined $0.9 million, or 2.5%, when excluding acquired businesses.

        The decrease in software license fee revenues for fiscal 2007 is primarily due to our decision to not pursue discounted paid up front deals, which lead to a decline in initial license fees. It was further impacted by the mix of sales and timing of revenue recognition. This change in sales mix and revenue recognition timing during the year has the corresponding effect of increasing backlog, and to the extent that customers were billed, increasing deferred revenue during the year.

        The increase in maintenance fee revenues of $5.8 million, excluding the impact of acquired businesses of $11.7 million, during fiscal 2007, as compared to fiscal 2006, is primarily the result of an increase in the overall installed base in the EMEA reportable operating segment, and, to a lesser extent, in the Asia/Pacific reportable operating segment.

        The slight increase in services revenues of $0.1 million, excluding the impact of acquired businesses of $26.8 million, for fiscal 2007, as compared to fiscal 2006, resulted primarily from steady activity in the EMEA and Asia/Pacific reportable operating segments.

Expenses

        Total operating expenses for fiscal 2007 increased $69.7 million, or 23.7%, as compared to fiscal 2006. Included in fiscal 2007 and fiscal 2006 was approximately $63.5 million and $4.0 million, respectively, of operating expenses related to acquired businesses. Additionally, there were approximately $11.8 million of costs incurred in fiscal 2007, and $0.3 million of costs incurred in fiscal 2006, related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC.

        Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $21.0 million, or 31.5%, increase in general and administrative costs, a $2.9 million, or 3.8%, increase in maintenance and services costs, a $0.2 million, or 0.8%, increase in the cost of software license fees, partially offset by a $4.8 million, or 7.2%, decrease in selling and marketing costs, a $0.8 million, or 2.1%, decrease in research and development ("R&D") costs and $8.5 million recorded in 2006 related to settlement of the class action litigation.

        The increase in the cost of software license fees for fiscal 2007, as compared to fiscal 2006, excluding the impact of the acquired businesses, was a direct result of a change in product mix in EMEA and Asia/Pacific, partially offset by a decrease in the use of contractors in the Americas.

        Cost of maintenance and services for fiscal 2007 increased as compared to fiscal 2006, excluding the impact of the acquired businesses, in line with the corresponding increase in services revenue in the International operating segments as well as a renewed focus on service activities.

        R&D costs for fiscal 2007 increased slightly as compared to fiscal 2006, excluding the impact of the acquired businesses, due to headcount investment in our Ireland operation. This was partially offset by declining headcount in developed countries concurrent with a shift to low cost geographies such as Romania and India. In addition, we reallocated resources from the R&D function into services activities.

        The decrease in selling and marketing costs for fiscal 2007 as compared to fiscal 2006, excluding the impact of the acquired businesses, was a result of sales productivity initiatives and a decrease in advertising and promotion costs due to the timing of certain marketing events and trade shows. This was partially offset by an increase in travel and entertainment expenses related to customer projects.

        Approximately $11.5 million of the increase in general and administrative costs during fiscal 2007, as compared to fiscal 2006, excluding the impact of the acquired businesses, was due to expenses incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC. Also included were $2.6 million and $0.6 million of restructuring and other employee related expense respectively. The remaining difference was driven by investment in infrastructure and the timing of audit professional fees.

Other Income and Expense

        Interest income for fiscal 2007 decreased $3.7 million, or 47.8%, as compared to fiscal 2006. The decrease in interest income is due to interest income of $1.9 million on a refund of income taxes recorded in fiscal 2006 as well as a decrease in interest bearing assets in fiscal 2007 as compared to fiscal 2006 due to acquisition activity and the share repurchase program.

        Interest expense for fiscal 2007 increased $6.5 million, as compared to fiscal 2006. As discussed in Note 6, "Debt" in the Notes to Consolidated Financial Statements, we entered into a long term credit facility agreement with aggregate available borrowings of $150 million on September 29, 2006 under which $75 million was outstanding as of September 30, 2007.

        Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for fiscal 2007 was $3.7 million as compared to other expense for fiscal 2006 of $0.5 million. Comparative changes in other income and expense amounts were attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses recognized by us during the respective fiscal years and the loss on the change in fair value of our interest rate swaps. We realized $1.9 million in net foreign currency losses during fiscal 2007 as compared with $0.2 million in net losses during fiscal 2006 and a $2.1 million loss on change in fair value of interest rate swaps in fiscal 2007. These losses were partially offset by a $0.4 million gain under a contractual arrangement.

Income Taxes

        The effective tax rates for fiscal 2007 and 2006 were approximately (135.2%) and 9.1%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Our fiscal 2007 effective tax rate is negative due to a tax charge compared to a pretax loss, primarily related to reporting losses in countries in which we are unable to record a tax benefit and reporting profits in countries where we do record a tax charge. Our fiscal 2006 effective tax rate was lower than fiscal 2007 because we completed the federal tax audit for fiscal years 1997 through 2003 during fiscal 2006 and we also released a valuation reserve we had previously established on our foreign tax credit carryforwards. With the final settlement of the federal tax audit we released all accruals and tax contingencies for those years resulting in a 6.4% reduction in the effective tax rate. In fiscal 2006, we were able to utilize significant foreign tax credits and based on this fact, as well as our estimates of our ability to utilize the remaining foreign tax credits in future years we also released the valuation reserves related to our carryover general limitation foreign tax credits, resulting in a 20.7% decrease in the effective tax rate.

2006 Compared to 2005

Revenues

        Total revenues for fiscal 2006 increased $34.7 million, or 11.1%, as compared to fiscal 2005. The increase is the result of a $7.2 million, or 4.3%, increase in software license fee revenues, a $10.2 million, or 10.9%, increase in maintenance fee revenues, and a $17.3 million, or 33.6%, increase in services revenues. Included in fiscal 2006 results, with no corresponding amount in fiscal 2005, was approximately $2.9 million in eps AG related revenue.

        The majority of the revenue increase resulted from revenue growth in international markets, primarily in EMEA, with an increase of $29.2 million, or 28.4%, over 2005. Revenues from Asia/Pacific increased by $5.5 million, or 18.5%.

        The increases in software license fee revenues for 2006 are primarily due to the completion of several large implementation projects that resulted in software license fee revenue recognition and increased revenues for the Company's Retail Payment Engines and Cross Industry Solutions product lines.

        The comparative increase in maintenance fee revenues during fiscal 2006 was primarily due to growth in the installed base of software products as well as maintenance fee revenues recognized from S2 products during the year. Maintenance fee revenue recognized during the year partly reflects the recognition of acquired deferred maintenance amounts which have been reduced to cost, plus a normal profit margin, as required under Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree. In addition, maintenance fee revenues of $0.4 million were recognized from eps AG products during fiscal 2006.

        The increases in services revenues for fiscal year 2006, as compared to fiscal 2005, resulted primarily from the recognition of previously deferred services revenues for several large projects which were completed during the year, as well as services revenues recognized from S2 products. In addition, services revenues of $2.1 million were recognized from eps AG products during fiscal 2006. For some of our contracts, including certain S2 contracts, services revenues are being recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. This revenue recognition treatment negatively impacted the margins on services revenues for the year.

Expenses

        Total operating expenses for fiscal 2006 increased $45.1 million, or 18.1%, as compared to fiscal 2005. Included in operating expenses with no corresponding amounts in fiscal 2005, were approximately $3.8 million in eps AG related expenses and $6.3 million in stock-based compensation. The effect of changes in foreign currency exchange rates was a decrease to overall expenses by approximately $1.9 million for fiscal 2006 as compared with fiscal 2005.

        Cost of software license fees for fiscal 2006 increased by $6.5 million, or 26.2%, as compared to fiscal 2005. The increase was due to additional personnel assigned to support our PRM, Smart Card and BASE24-eps products as well as costs associated with additional personnel assigned to support these products following the previously discussed reorganization. The increase also resulted in expenses from eps AG of $0.7 million in fiscal 2006. In addition, stock-based compensation costs of $0.5 million, resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)") in fiscal 2006, were recognized during the fiscal year.

        Cost of maintenance and services for fiscal 2006 increased $19.3 million, or 32.0%, as compared to 2005. The increase resulted from eps AG expenses of $1.6 million incurred during the last two quarters of fiscal 2006, additional expenses incurred related to prior acquisitions, and the recognition of previously deferred compensation-related expenses resulting from the completion of several large projects during the year. For these projects, revenues previously recognized were being deferred until acceptance or first production use of the software, and the associated costs, including compensation-related expenses, were being deferred until the related services revenue was recognized.

        R&D costs increased $1.1 million, or 2.7%, in fiscal 2006 as compared to fiscal 2005, primarily as a result of an increased number of personnel assigned to R&D activities.

        Selling and marketing costs increased $1.1 million, or 1.7%, in fiscal 2006 as compared to fiscal 2005. The increase was primarily due to higher sales commissions and other costs resulting from strong sales during the year. In addition, stock-based compensation costs of $0.3 million, resulting from adoption of SFAS No. 123(R) in fiscal 2006, were recognized during the fiscal year.

        General and administrative costs for fiscal 2006 increased $8.8 million, or 14.9%, as compared to fiscal 2005. The increase was due to stock-based compensation costs of $3.9 million recognized during the year resulting from the adoption of SFAS No. 123(R), severance costs related to two reorganizations that were effected during the year (see Note 8, "Corporate Restructuring and Other Reorganization Charges" in the Notes to Consolidated Financial Statements for further detail), increased costs resulting from globalization initiatives and additional compensation and benefit costs.

        We also recorded an expense of $8.5 million in connection with the announced settlement of the class action suit.

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

        Interest expense for fiscal 2006 decreased $0.3 million, or 63.7%, as compared to fiscal 2005. Scheduled payments of debt under financing agreements continued to be made during fiscal 2006, which decreased outstanding debt balances and corresponding interest expense. These financing agreements were repaid in full as of September 20, 2006. As discussed in Note 6, "Debt" in the Notes to Consolidated Financial Statements, we entered into a long term credit facility agreement with aggregate available borrowings of $150 million under which $75 million was outstanding as of September 30, 2006, which will increase interest expense in future years.

        Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for fiscal 2006 was $0.5 million as compared to other expense for fiscal 2005 of $1.7 million. Comparative changes in other income and expense amounts were primarily attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses recognized by us during the respective fiscal years. We realized $0.2 million in net foreign currency losses during fiscal 2006 as compared with $1.4 million in net losses during fiscal 2005.

Income Taxes

        The effective tax rates for fiscal 2006 and 2005 were approximately 9.1% and 34.6%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. In fiscal 2006, our effective tax rate was lower than fiscal 2005 because we completed the federal tax audit for fiscal years 1997 through 2003 in that year and we released a valuation reserve we had previously established on our foreign tax credit carryforwards. With the final settlement of the federal tax audit we released all accruals and tax contingencies for those years resulting in a 6.4% reduction in the effective tax rate. In fiscal 2006, we were able to utilize significant foreign tax credits and based on this fact, as well as our estimates of our ability to utilize the remaining foreign tax credits in future years we also released the valuation reserves related to our carryover general limitation foreign tax credits, resulting in a 20.7% decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2007, our principal sources of liquidity consisted of $60.8 million in cash and cash equivalents and $75.0 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of September 30, 2007.

        In connection with funding the purchase of P&H, as discussed in Note 6, "Debt" in the Notes to Consolidated Financial Statements, on September 29, 2006, we entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. We have the option to increase the aggregate principal amount to $200 million. The facility has a maturity date of September 29, 2011. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain of our domestic subsidiaries.

        The credit facility contains certain affirmative and negative covenants including certain financial measurements. The facility also provides for certain events of default. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a non-current liability in our consolidated balance sheet.

        On August 27, 2007, we entered into an amendment to our credit agreement with which amended the definition of consolidated EBITDA, as it relates to the calculation for our debt covenants, to exclude certain non-recurring items, and to incorporate the change in our fiscal year end to a calendar year, effective January 1, 2008.

        We have previously obtained certain extensions and may continue to seek additional extensions under our credit facilities. The extensions waived certain potential breaches of representations and covenants under our credit facilities and established extended deadlines for the delivery of certain financial reports during the period in which we were not current with our SEC reporting obligations.

        We may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the national prime interest rate plus a margin ranging from 0% to 0.125%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 0.625% to 1.375%. The margins are dependent upon our total leverage ratio at the end of each quarter.

        On October 5, 2006, we exercised our right to convert the rate on our initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at September 30, 2007 was 6.205%. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on our leverage ratio. The initial principal borrowings of $75 million were outstanding at September 30, 2007. There is $75 million remaining under the credit facility for future borrowings. See Note 7, "Derivative Instruments and Hedging Activities", in the Notes to Consolidated Financial Statements for further detail.

        On July 18, 2007, we entered into an interest rate swap with a commercial bank whereby we pay a fixed rate of 5.375% and receive a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million. The swap effective date was July 20, 2007, and terminates on October 4, 2010. The variable rate re-prices quarterly.

        On August 16, 2007, we entered into an interest rate swap with a commercial bank whereby we pay a fixed rate of 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $50 million. The swap effective date is October 4, 2007, and terminates on October 4, 2010. The variable rate will be first determined on the effective date and will re-price quarterly.

        Since these interest rate swaps do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivatives and Hedging Instruments, changes in market interest rates will impact our earnings. See Item 8a, Quantitative and Qualitative Disclosures About Market Risk and Note 7, "Derivative Instruments and Hedging Activities", in the Notes to the Consolidated Financial Statements.

        In December 2004, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock. In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million. In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization, bringing the total authorization to $210 million. During fiscal 2007, we repurchased 1,558,648 shares of our common stock at an average price of $29.63 per share under this stock repurchase program. Under the program to date, we have purchased approximately 4.2 million shares for approximately $120 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $90 million as of September 30, 2007. Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

        We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

        We incurred $8.1 million in cash outlays during fiscal 2007, for the settlement of vested options that optionees were unable to exercise due to the suspension of option exercises during the period for which we were not current with our filings with the SEC and that would otherwise have expired. We recorded approximately $4.7 million of compensation expense related to these settlements, reduced our additional paid-in capital balance by $3.4 million and reduced our fully diluted equivalent shares outstanding.

Cash Flows

        The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.

	Year Ended September 30,
	2007	2006	2005
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$24,847	$60,701	$53,151
Investing activities	(25,964)	(79,437)	(79,410)
Financing activities	(50,005)	45,156	(24,756)

2007 compared to 2006

        Net cash flows provided by operating activities in fiscal 2007 amounted to $24.8 million as compared to net cash flows provided by operating activities of $60.7 million during fiscal 2006. The comparative period decrease in net cash flows from operating activities of $35.9 million was principally the result of the following items: a decrease of $64.5 million from net income of $55.4 million in fiscal 2006 to a net loss of $9.1 million, the payment of $10.6 million for P&H acquisition-related compensation charges in fiscal 2007, the payment of a class action litigation settlement of $8.5 million during fiscal 2007, the receipt of a cash refund of $10.9 million related to the settlement of the IRS audit of tax years 1997 through 2003 during fiscal 2006, and a decrease in accruals for other expenses of $16.6 million in fiscal 2007. These items were partially offset by increased cash collections on customer receivables and higher deferred revenues in fiscal 2007 as compared to fiscal 2006 of $45.4 million and increased non-cash expenses of $29.8 million, such as depreciation, amortization and deferred taxes. The 2006 and 2007 acquisitions have increased accrued expenses due to the volume of expenses and increased depreciation and amortization due to the intangibles and fixed assets related to the acquisitions.

        Net cash flows used in investing activities totaled $26.0 million in fiscal 2007 as compared to $79.4 million used in investing activities during fiscal 2006. During fiscal 2007, we used cash of $6.1 million to pay costs related to the second closing of the purchase of eps AG, $0.7 million related to the P&H acquisition, $8.3 million for the acquisition of Visual Web, $2.5 million for the acquisition of Stratasoft, and other direct acquisition costs. These uses of cash flow were partially offset in fiscal 2007 by $0.5 million in proceeds from an asset transfer. We also used cash of $8.9 million to purchase software, property and equipment. During fiscal 2006, we used cash of $50.9 million to increase our holding of marketable securities and $6.0 million to purchase software, property and equipment. We also used cash of $13.0 million for the acquisition of eps AG and $133.3 million for the acquisition of P&H. These uses of cash flow were partially offset in fiscal 2006 by $123.8 million provided by the sale of marketable securities.

        Net cash flows used in financing activities totaled $50.0 million in fiscal 2007 as compared to net cash flows provided of $45.2 million during fiscal 2006. In fiscal 2007 and fiscal 2006, we used cash of $46.7 million and $39.7 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $3.4 million and $3.7 million during fiscal 2007 and 2006, respectively. In fiscal 2007 and 2006, we received proceeds of $0.1 million and $14.0 million, including corresponding excess tax benefits, from the exercises of stock options, respectively. In fiscal 2006, we received proceeds of $75.0 million from borrowings under our revolving credit facility to finance the purchase of P&H.

        We realized a $1.8 million increase in cash during fiscal 2007 and a $0.04 million increase in cash during fiscal 2006 related to foreign exchange rate variances.

2006 compared to 2005

        Net cash flows provided by operating activities in fiscal 2006 and 2005 were $60.7 million and $53.2 million, respectively. The increase in operating cash flows in fiscal 2006 as compared to fiscal 2005 resulted primarily from increased net income along with the receipt of a cash refund of $10.9 million, including interest, in February 2006 related to the settlement of the IRS audit of tax years 1997 through 2003. This was offset by changes in billed and accrued receivables, deferred revenues, accounts payable, accrued employee compensation, and other assets.

        Net cash flows used in investing activities in fiscal 2006 and 2005 were $79.4 million and $79.4 million, respectively. In fiscal 2006, we generated cash of $72.8 million by decreasing our net holdings of marketable securities, and used cash of $146.3 million in the acquisition of businesses (eps AG and P&H), and $5.9 million to purchase software, property and equipment. In fiscal 2005, we used cash to increase our net holdings of marketable securities by $37.4 million, used $36.6 million to acquire the business of S2 (including $35.7 million paid to owners of S2 as well as acquisition-related expenses), and purchased $5.4 million of software, property and equipment.

        Our net cash flows provided by (used in) financing activities were $45.2 million and ($24.8) million in fiscal 2006 and 2005, respectively. In fiscal 2006, we incurred $75.0 million of debt under our revolving credit facility in connection with the P&H acquisition, used cash of $39.7 million to purchase shares of our common stock under our stock repurchase program, made payments to third-party financial institutions for debt and capital lease payments totaling $3.7 million, and received proceeds of $14.0 million, including corresponding excess tax benefits, from exercises of stock options. In fiscal 2005, we used cash of $33.0 million to purchase shares of our common stock under our stock repurchase program, made scheduled payments to third-party financial institutions totaling $7.3 million, and received proceeds of $14.1 million from exercises of stock options.

        We also realized an increase in cash of $0.03 million and $0.5 million during fiscal 2006 and 2005, respectively, due to foreign exchange rate variances.

        We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

        We lease office space, equipment and the corporate aircraft under operating leases that run through August 2028, and also lease certain property under capital lease agreements that expire in various years through 2010. Additionally, we have entered into a long term credit facility agreement that expires in 2011. Contractual obligations as of September 30, 2007 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$87,787	$13,169	$19,230	$13,353	$42,035
Capital leases	4,105	2,511	1,590	4	—
Long-term credit facility	75,000	—	—	75,000	—
Long-term credit facility interest (2)	18,616	4,654	9,308	4,654	—

Total	$185,508	$20,334	$30,128	$93,011	$42,035

(1)
Subsequent to September 30, 2007, we have terminated the lease on the corporate aircraft.

(2)
Based upon the interest rate in effect at September 30, 2007, of 6.205%.

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2007, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Source of fair value
Derivative financial instruments (1)	$2,077	$2	$1,975	$100	$—

Total	$2,077	$2	$1,975	$100	$—

(1)
Fair value of interest rate swaps at September 30, 2007 was provided by the counter-party to the underlying contract.

Off-Balance Sheet Arrangements

        We do not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our consolidated financial statements.

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

        The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a further discussion of revenue recognition and other significant accounting policies.

Revenue Recognition

        For software license arrangements for which services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, we use the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as post contract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which we have concluded that collectibility issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, we consider the creditworthiness of the customer, economic conditions in the customer's industry and geographic location, and general economic conditions.

        Our sales focus continues to shift from our more-established products to more complex arrangements involving multiple products inclusive of our BASE24-eps product and less-established (collectively referred to as "newer") products. As a result of this shift to newer products and more complex, multiple product arrangements, absent other factors, we initially experience an increase in deferred revenue and a corresponding decrease in current period revenue due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by our management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow us to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met. BASE24-eps was reclassified as a mature product as of October 1, 2006.

        When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, we generally use the percentage-of-completion method. Under the percentage- of-completion method, we record revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. For arrangements where we believe it is reasonably assured that no loss will be incurred under the arrangement and fair value for maintenance services does not exist, we use a zero margin approach of applying percentage-of-completion accounting until software customization services are completed. We exclude revenues due on extended payment terms from our current percentage-of-completion computation until such time that collection of the fees becomes probable.

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

Allowance for Doubtful Accounts

        We maintain a general allowance for doubtful accounts based on our historical experience, along with additional customer-specific allowances. We regularly monitor credit risk exposures in our accounts receivable. In estimating the necessary level of our allowance for doubtful accounts, management considers the aging of our accounts receivable, the creditworthiness of our customers, economic conditions within the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. Also, should deterioration occur in general economic conditions, or within a particular industry or region in which we have a number of customers, additional provisions for doubtful accounts may be recorded to reserve for potential future losses. Any such additional provisions would reduce operating income in the periods in which they were recorded.

Intangible Assets and Goodwill

        Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2007 and 2006, our intangible assets, net of accumulated amortization, were $39.7 million and $42.4 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

        Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

        As of September 30, 2007 and 2006, our goodwill was $205.7 million and $191.5 million, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.

Stock-Based Compensation

        Effective October 1, 2005 we began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123(R). We adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards for fiscal years 2007 and 2006 includes (1) amortization related to the remaining unvested portion of stock-based awards granted prior to September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to stock-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

        Under the provisions of SFAS No. 123(R), stock-based compensation cost for stock option awards is estimated at the grant date based on the award's fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes option-pricing model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.

        We also have stock options outstanding that vest upon attainment by the Company of certain market conditions. In order to determine the grant date fair value of these stock options that vest based on the achievement of certain market conditions, a Monte Carlo simulation model is used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price.

        Long term incentive program performance share awards ("LTIP Performance Shares") were issued in fiscal 2007, fiscal 2006 and fiscal 2005. These awards are earned based on the achievement over a specified period of performance goals related to certain performance indicators. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

        The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 13, "Stock-Based Compensation Plans", in the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Standards

        In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 ("FSP FAS 143-1"), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the "Directive") adopted by the European Union ("EU"). FSP FAS 143-1 is effective the later of our fiscal 2006 or the date that an EU member country in which we might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on our financial position, results of operations or cash flows and we do not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on its financial position, results of operations or cash flows.

        In June 2006, the FASB ratified EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences ("EITF No. 06-2"). EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to equity upon adoption. We do not expect that the adoption of EITF No. 06-2 will have a material effect on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 will be effective beginning October 1, 2007. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are currently evaluating the requirements and to date have identified tax contingencies for which we expect to record a cumulative effect adjustment of approximately $3.0 million upon the adoption of FIN 48.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. We are currently assessing the potential effect, if any, of SFAS No. 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. As a general rule, our revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the United States dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. We at times enter into revenue contracts that are denominated in the country's local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

        The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2007, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.2 million annually.

        Based on our debt balances at September 30, 2007, and if we maintained this level of debt for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million annually. We sought to mitigate this risk by entering into an interest rate swap to fix the interest rate on the $75 million debt balance.

        During fiscal 2007, we entered into two interest rate swaps, including a forward starting swap, with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. As of September 30, 2007, the fair value liability of the interest rate swaps was approximately $2.1 million and was included in other noncurrent liabilities on the consolidated balance sheets. The potential loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $1.7 million at September 30, 2007. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statement of operations, along with the related income tax effects.

        Subsequent to September 30, 2007, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced an adverse impact to the fair value liability of its interest rate swaps. Subsequent to September 30, 2007 through January 22, 2008, the fair value liability has increased approximately $5.6 million from a balance of $2.1 million as of September 30, 2007 to $7.7 million as of January 22, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  a)     Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, September 30, 2007.

        As of September 30, 2006, we identified material weaknesses in internal control over financial reporting related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal control as of September 30, 2007 and have concluded that we have material weaknesses related to recognition of revenue and accounting for income taxes. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

  b)    Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of September 30, 2007. Management based its assessment on criteria established in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on this evaluation, management concluded that the following material weaknesses in internal control over financial reporting exist as of September 30, 2007.

  •
  We did not have a sufficient level of staffing with the necessary knowledge, experience and training to ensure the completeness and existence of revenue recognition. Additionally, timely communication was not adequate to ensure the completeness and existence of revenue and deferred project costs for certain service revenue contracts executed at foreign subsidiaries, but accounted for in the U.S. or other geographic locations. As a result of this material weakness, errors in revenue, deferred revenue, costs of maintenance and services and other assets existed in our internal preliminary 2007 interim consolidated financial statements and preliminary 2007 fiscal year consolidated financial statements. These errors were corrected prior to the finalization of those financial statements.

  •
  We did not have the appropriate level of staffing with the necessary knowledge, experience and training in the application of income tax accounting commensurate with our financial reporting requirements. As a result of this material weakness, material errors in income tax expense, recoverable income taxes, and deferred income taxes existed in our internal preliminary 2007 interim consolidated financial statements and preliminary 2007 fiscal year consolidated financial statements. These errors were corrected prior to the finalization of those financial statements.

        As a result of the foregoing, management has concluded that its internal control over financial reporting was not effective as of September 30, 2007. The effectiveness of internal control over financial reporting as of September 30, 2007 has been audited by KPMG LLP, an independent registered public accounting firm.

  c)    Changes in Internal Control over Financial Reporting

        As previously disclosed, during management's evaluation of internal control over financial reporting as of September 30, 2006, material weaknesses related to accounting for non-routine transactions, financial reporting, recognition of revenue and income taxes were identified. During fiscal year 2007, the

Company undertook remedial actions as described below which resulted in the successful remediation and elimination of the material weaknesses in internal control related to accounting for non-routine transactions and financial reporting initially disclosed in the Form 10-K for fiscal year ended September 30, 2006.

        Before concluding that these material weaknesses were remediated, management implemented and evaluated its new controls and procedures and determined that these procedures were operating effectively for a sufficient period of time and subjected them to appropriate tests in order to conclude that they are operating effectively. Additionally, although management has concluded that material weaknesses related to the recognition of revenue and accounting for income taxes continue to exist at September 30, 2007, significant actions as described below were implemented. These remedial actions include certain controls and procedures that had not operated for a sufficient period of time for management to adequately assess their effectiveness.

  Remedial actions

        In June 2007, the Company hired a new Corporate Controller who was subsequently appointed Chief Accounting Officer in October 2007. The Chief Accounting Officer is overseeing remedial actions to ensure the quality of financial reporting processes and the adequacy of accounting resources.

        During the first three quarters of fiscal 2007, the following remedial steps were taken to strengthen internal controls and to address the material weaknesses described above:

  (1)
  Reorganized the global accounting structure by creating the positions of Assistant Controller of Consolidations and Controller for the Americas, and filling vacancies in the positions of Corporate Controller and Assistant Controller of Regulatory Reporting.

  (2)
  Designed and implemented enhanced control processes over accounting for non-routine transaction and the financial close process. Specifically, the Company enhanced its monitoring of general ledger reconciliations and formalized the process for identification of and accounting for non-routine transactions.

  (3)
  Hired a Vice President of Corporate Tax.

  (4)
  Strengthened internal controls over the recognition of revenue, including processes to facilitate increased review and discussion of complex and judgment-based revenue arrangements.

        Additionally, the following remedial steps were taken during the fourth quarter of fiscal 2007 to strengthen internal controls and to address the material weaknesses described above:

  (1)
  Designed and implemented enhanced control processes over accounting for income taxes including a comprehensive and timely review of income tax accounts and required tax footnote disclosures.

  (2)
  Designed and implemented enhanced control processes related to the transfer of intellectual property between subsidiaries in different tax jurisdictions.

  (3)
  Enhanced the organizational structure to create a dedicated group focused on the development and review of policies and procedures surrounding the contracting and revenue recognition processes.

  (4)
  Acquired and began implementation of software to automate the tax provisioning process.

        Except for the changes described above, there have been no changes during the Company's fiscal quarter ended September 30, 2007 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACI Worldwide, Inc.:

        We have audited ACI Worldwide, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified material weaknesses in controls over revenue recognition and the accounting for income taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries as of September 30, 2007 and 2006 and related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of ACI Worldwide, Inc. and subsidiaries for each of the years in the three-year period ended September 30, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated January 29, 2008, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, ACI Worldwide, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Omaha, Nebraska
January 29, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  Directors and Executive Officers of the Registrant

        As of January 25, 2008, our directors and executive officers, their ages and their positions were as follows:

Name	Age	Position
Philip G. Heasley	58	President, Chief Executive Officer and Director
Alfred R. Berkeley, III	63	Director
John D. Curtis	67	Director
Harlan F. Seymour	58	Director
John M. Shay, Jr.	60	Director
Jan H. Suwinski	66	Director
John E. Stokely	55	Director
Mark R. Vipond	48	Senior Vice President and Chief Operating Officer
Richard N. Launder	58	Senior Vice President and President Global Operations
Henry C. Lyons	44	Senior Vice President, Chief Financial Officer and Treasurer
Dennis P. Byrnes	44	Senior Vice President, General Counsel and Secretary
David N. Morem	50	Senior Vice President and Chief Administrative Officer
Craig A. Maki	41	Senior Vice President and Chief Corporate Development Officer
Scott W. Behrens	36	Vice President, Corporate Controller and Chief Accounting Officer

        Mr. Heasley serves as President and Chief Executive Officer and has been a director since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley is also a director of Fidelity National Title Group now known as Fidelity National Financial, Inc. (NYSE: FNF) and Kintera, Inc. (NASDAQ: KNTA). Mr. Heasley also serves as a director on two private company boards.

        Mr. Berkeley has been a director of the Company since September 2007. Mr. Berkeley currently serves as Chairman and Chief Executive Officer of Pipeline Trading Systems LLC, a block trading brokerage service. He was appointed Vice Chairman of the NASDAQ Stock Market Inc. in July 2000, serving through July 2003, and served as President of NASDAQ from 1996 until 2000. From 1972 to 1996, Mr. Berkeley served in a number of capacities at Alex. Brown & Sons Inc. Most recently, he was Managing Director and Senior Banker in the corporate finance department where he financed computer software and electronic commerce companies. He joined Alex. Brown & Sons Inc. as a research analyst in 1972 and became a general partner in 1983. From 1985 to 1987, he served as head of information services for the firm. From 1988 to 1990, Mr. Berkeley took a leave of absence from Alex Brown & Sons Inc. to serve as President and Chief Executive Officer of Rabbit Software Inc., a public telecommunications software company. He also served as a captain in the United States Air Force and a major in the United States Air Force Reserve. Mr. Berkeley holds a B.A. from the University of Virginia and received his M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Berkley also serves as a director of Kintera, Inc. (NASDAQ: KNTA) and Webex Communications. Inc. which was acquired by

Cisco Systems, Inc. (NASDAQ: CSCO) in May 2007. Mr. Berkeley is also a director of the National Research Exchange Inc., a registered broker dealer. National Research Exchange Inc. ceased operations in November 2007. Mr. Berkeley serves as a director of three private companies.

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

        Mr. Shay has been a director since May 2006. Mr. Shay is a certified public accountant and is presently the President and owner of Fairway Consulting LLC, a business consulting firm. From 1972 through March 2006, Mr. Shay was employed by Ernst & Young LLP, a Big Four accounting firm offering audit, business advisory and tax services. From October 1984 to March 2006, Mr. Shay was an audit partner at Ernst & Young LLP. He also served as managing partner of the firm's New Orleans office from October 1998 through June 2005. While with Ernst & Young, LLP, Mr. Shay served as an adjunct auditing professor in the graduate business program of the A.B. Freeman School of business at Tulane University for a period of approximately 10 years. Mr. Shay also serves as a director on a private company board.

        Mr. Stokely has been a director since March 2003. Mr. Stokely is currently retired. From August 1999 through 2007, Mr. Stokely served as President of JES, Inc., an investment and consulting firm providing strategic and financial advice to companies in various industries. From 1996 to August 1999, Mr. Stokely served as President, Chief Executive Officer and Chairman of the Board of Richfood Holdings, Inc., a publicly-traded FORTUNE 500 food retailer and wholesale grocery distributor, which merged with Supervalu Inc. (NYSE: SVU) in August 1999. Mr. Stokely is also a director of (i) Performance Food Group Company (NASDAQ: PFGC), a foodservice distributor, (ii) O'Charley's Inc. (NASDAQ: CHUX), a casual dining restaurant company, and (iii) SCP Pool Corporation (NASDAQ: POOL), a wholesale distributor of swimming pool supplies and related equipment.

        Mr. Suwinski has been a director of the Company since September 2007. Since 1996, Mr. Suwinski has been a Professor of Business Operations at the Samuel Curtis Johnson Graduate School of Management at Cornell University in Ithaca, New York. From 1992 to 1996, he served as the Chairman of Siecor Corporation and from 1990 to 1996, he served as Executive Vice President of the Opto Electronics Group, Corning Incorporated. Mr. Suwinski holds an M.B.A. and B.M.E. from Cornell University. Mr. Suwinski is also a director of Tellabs, Inc. (NASDAQ: TLAB) and Thor Industries, Inc. (NYSE: THO). Mr. Suwinski also serves as a director on two private company boards.

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

        Mr. Launder serves as President of Global Operations. He is responsible for the management of global sales and support in all three of our distribution channels. Prior to his appointment as President of Global Operations in April 2007, Mr. Launder served as President of ACI's Europe, Middle East and Africa (EMEA) distribution channel from 2000 through April 2007 and as President of ACI's Asia/Pacific distribution channel from December 2006 through April 2007. In these roles, he was responsible for sales and support in EMEA and Asia/Pacific. He first joined ACI in 1989 and was responsible for the EMEA operation until the end of 1996. Mr. Launder then spent three years in the payments industry working as a consultant. In the spring of 2000 he returned to ACI, to head up the EMEA channel. Prior to joining ACI, Richard Launder worked for Olivetti Computers, IBM and in the 1980s Tandem Computers where he was the sales director for Tandem Computers' UK subsidiary.

        Mr. Lyons served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of ACI Worldwide during fiscal 2007. Mr. Lyons ceased serving as Chief Accounting Officer in October 2007 when Scott W. Behrens was named Chief Accounting Officer. Prior to joining us, Mr. Lyons served from April 2004 to September 2006 as Chief Financial Officer for Discovery Systems, a business unit of GE Healthcare Biosciences, Inc. From April 2001 to April 2004, Mr. Lyons was employed by Amersham Biosciences, Inc. (which was acquired by GE Healthcare in 2004) as Corporate Controller of the Biosciences division and then as Vice President of Finance of the Discovery Systems segment. Prior to joining Amersham Biosciences, Inc., Mr. Lyons held various positions with W.R. Grace & Company and Ernst & Young.

        Mr. Byrnes serves as Senior Vice President, General Counsel and Secretary. Mr. Byrnes joined us in June 2003. Mr. Byrnes served as First Vice President and Senior Counsel for Bank One Corporation from October 2002 to June 2003. From April 1996 to November 2001, Mr. Byrnes was employed by Sterling Commerce, Inc., an electronic commerce software and services company, where he served in several capacities, including as that company's general counsel.

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

        Mr. Behrens joined us in June 2007 and serves as Vice President, Corporate Controller and Chief Accounting Officer. During fiscal 2007, Mr. Behrens served as Vice President and Corporate Controller and in October 2007, Mr. Behrens was also named Chief Accounting Officer. Prior to joining us, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from January 2003 to January 2005. From 1993 to 2003, Mr. Behrens served as a Senior Manager at Deloitte & Touche, LLP.

Former Directors

        Mr. Alexander served as a director from February 2000 through July 2007 when he elected not to stand for re-election. In January 2006, Mr. Alexander was appointed Chief Executive Officer of euroConex Technologies Ltd., a privately-held company based in the United Kingdom that provides integrated payment processing services to financial institutions and merchants. From October 2003 to December 2005, Mr. Alexander served as the Chief Executive Officer of S2 Card Services Ltd. (formerly Switch Card Services), a privately-held debit card service company based in the United Kingdom which is now affiliated with Mastercard. From January 2000 to October 2003, Mr. Alexander was a partner in the London office of Edgar, Dunn & Company, a management-consulting firm based in San Francisco. From 1994 through 1999, Mr. Alexander was Managing Director of Barclays Bank Emerging Markets Group, a division of Barclays Bank plc, based in London, England.

        Mr. Kever served as a director from November 1996 through July 2007 when he elected not to stand for re-election. Mr. Kever is a member of Voyent Partners, LLC, a privately-held investment firm. Mr. Kever has held various positions with Envoy Corporation, which provides electronic processing services primarily to the health care industry, and which became a wholly-owned subsidiary of Quintiles Transnational Corp. in March 1999. From June 1995 until May 2001, Mr. Kever served as Envoy's President and Chief Executive Officer. Mr. Kever is also a director of (i) Luminex Corporation (NASDAQ: LMNX), a biological test manufacturer, (ii) 3D Systems Corporation (NASDAQ: TDSC), an imaging system manufacturer, and (iii) Tyson Foods, Inc. (NYSE: TSN), which produces, distributes and markets beef, chicken, pork and prepared foods.

Former Executive Officers

        David R. Bankhead served as Senior Vice President and Chief Accounting Officer until May 10, 2007 when Henry C. Lyons was appointed Chief Accounting Officer. Mr. Bankhead joined us in July 2003 as Senior Vice President, Chief Financial Officer and Treasurer and served in that capacity until September 2006. Prior to joining us, Mr. Bankhead was Vice President and Chief Financial Officer of Alysis Technologies, Inc. from February 2000 to May 2001. Mr. Bankhead retired from the Company effective August 15, 2007.

        Anthony J. Parkinson served as a Senior Vice President and President of the Americas distribution channel. Mr. Parkinson joined us in 1984 and has served in various capacities, including President of the Insession Technologies business unit, Director of Sales and Marketing for EMEA, Vice President of the Emerging Technologies and Network Systems divisions, Vice President of System Solutions Sales, and Senior Vice President of the Enterprise Solutions Group. Mr. Parkinson retired from the Company effective July 31, 2007.

Code of Business Conduct and Code of Ethics

        We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principle accounting officer and controller) and employees. We have also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code of Ethics"), which applies to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, Controller, and persons performing similar functions. The full text of both the Code of Business Conduct and Ethics and Code of Ethics is published on our website at www.aciworldwide.com in the "Investors — Corporate Governance" section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics and the Code of Ethics on our website promptly following the adoption of such amendment or waiver.

Audit Committee Information

        During fiscal 2007, the members of the Audit Committee consisted of Messrs. Alexander, Curtis, Shay and Stokely from October 1, 2006 through July 24, 2007. As a result of Mr. Alexander's decision not to stand for re-election, the Board reconstituted the Audit Committee on July 24, 2007, so that each independent director of the Board served as a member of the Audit Committee. On September 6, 2007, Alfred R. Berkeley, III and Jan H. Suwinski were elected to the Board. The Board then reconstituted the Audit Committee so that the members of the Audit Committee consisted of Messrs. Berkeley, Shay and Stokely from September 6, 2007 through the end of the end of fiscal 2007.

        At all times during fiscal 2007, each of the directors that served on the Audit Committee was "independent" as defined in Rule 4200(a) of the NASDAQ listing standards. The Board determined that each of the members met the NASDAQ regulatory requirements for financial literacy and that Mr. Stokely and Mr. Shay are "audit committee financial experts" as defined under SEC rules.

        The Audit Committee operates pursuant to a charter (the "Audit Committee Charter") approved and adopted by the Board. The Board amended the Audit Committee Charter on December 14, 2005. A copy of the Audit Committee Charter was attached to the proxy statement for our 2006 Annual Meeting of Stockholders and is available on our website at www.aciworldwide.com in the Investors — Corporate Governance section.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act and the rules of the SEC require our directors, certain officers and beneficial owners of more than 10% of the outstanding common stock to file reports of their ownership and changes in ownership of common stock with the SEC. Company employees generally prepare these reports on behalf of our executive officers on the basis of information obtained from them and review the forms submitted to us by our non-employee directors and beneficial owners of more than 10% of the common stock. Based on such information, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and beneficial owners of more than ten percent of the common stock during or with respect to fiscal 2007 were filed on time.

ITEM 11.    EXECUTIVE COMPENSATION

FISCAL 2007 COMPENSATION DISCUSSION AND ANALYSIS

Overview

        This Fiscal 2007 Compensation Discussion and Analysis is designed to provide stockholders with an understanding of our compensation philosophy, core principles, and decision making process. It discusses the determinations of the Compensation Committee of our Board of Directors (the "Committee" for purposes of this discussion and analysis) of how and why, in addition to what, compensation actions were taken for the executive officers who are identified in the "Summary Compensation Table" below (the "Named Executive Officers"). Our discussion is organized as follows:

  •
  Executive Officer Compensation Philosophy.    This section contains our compensation philosophy and objectives with respect to our executive officers.

  •
  Elements of Executive Officer Compensation.    This section details each element of compensation that we provide to our executive officers, including the key features of the compensation and how each element furthers our compensation philosophy.

  •
  Determining Compensation.    This section contains a discussion of the roles of the parties included in the process of determining executive officer compensation.

  •
  Analysis of Named Executive Officer 2007 Compensation.    This section focuses on the compensation provided to each Named Executive Officer during fiscal 2007.

  •
  Analysis of 2007 Incentive Compensation Programs.    This section contains details of the cash-based and equity-based incentive compensation programs pursuant to which we granted Named Executive Officers awards during fiscal 2007.

  •
  Equity Policies.    This section describes our equity policies, including our stock ownership guidelines and our equity award granting policy.

  •
  Tax and Accounting Implications.    This section explains our practices with respect to Section 162(m) of the Internal Revenue Code, as amended (the "Code"), and the deductibility of compensation paid to executive officers as well as our accounting practices for share-based compensation awards under FASB Statement 123R, "Share-Based Payments".

  •
  Employment Agreements with Named Executive Officers.    This section contains a description of the material terms of our employment agreements with certain Named Executive Officers.

Executive Officer Compensation Philosophy

        Our executive compensation programs promote our compensation philosophy of pay for performance and strengthen our ability to attract and retain highly qualified executives. Our pay for performance philosophy means that a significant portion of our executive officer compensation is "at-risk" and depends on the Company's performance against specified financial, operational and strategic goals and objectives. In particular, we design our executive compensation programs to create incentives that promote short-term profitability and long-term value growth for our stockholders. To be successful, we must attract talent globally from the information technology, software development and services and financial payments markets. Accordingly, we strive to design executive compensation programs that are competitive in these industries as well as across a broader spectrum of companies of comparable size and complexity.

        We compensate our executive officers with a mix of base salary, short-term and long-term cash and equity incentive compensation. Base salary is designed to provide a reasonable standard of living for each executive based on the executive's level within the organization and the executive's geographical location. Short-term and long-term cash and equity incentive compensation are designed to reward executives for their contributions to the Company's performance. Executive officer contributions are measured based on performance targets that correlate to increasing stockholder value, increasing stock price and the market success of the business. These performance targets align our executives' incentives with the long-term and short-term interests of our stockholders. Because the ultimate value of our incentive compensation programs depends on our future performance, we reward our executives immediately while creating an incentive for our future performance.

Elements of Executive Compensation

        Each of the elements of our executive compensation program reinforce our pay for performance philosophy by encouraging behavior that is important to our overall success on a short or long-term basis. We believe that our combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value, and encourages executive recruitment and retention. Our executive compensation programs consist of the following key elements:

Element of Compensation		Form of Compensation	Purpose	Performance Based
Cash and Short-Term Compensation:
—	Base Salary	Cash	Provides competitive, fixed compensation to attract and retain exceptional executive talent	No
—	Management Incentive Compensation Program	Cash
			Encourages an executive officer's contribution to, and rewards an executive officer for, Company-wide performance and the attainment of specific operational and financial goals that are controlled by or can be directly impacted by the executive officer	Yes
Long-Term Incentive Compensation:
—	Stock Option Awards	Equity
			Rewards long-term Company performance, links an executive officer's incentives to our stockholders' interests in increasing our stock price and provides executive officers with incentives to stay with the Company	Yes
—	Performance Shares	Equity	Rewards executives for increases in the value of our common stock and provides motivation for the executive to achieve financial results that we believe will strengthen the Company	Yes

Health, Retirement and Other Benefits:
	Eligibility to participate in benefit plans generally available to our employees, including, employee stock purchase plan, 401(k) retirement plans, life, health and dental insurance and short and long-term disability plans	Plans are part of our broad-based employee benefits program	No
Perquisites:	Any benefits not disclosed above are part of our standard practices for a particular geographic location or required to address special circumstances such as relocations	—	—
Change-in-Control Benefits:	Eligibility to receive a combination of cash, equity and other benefits in the event of termination of employment after a change-in-control of the Company
		Preserves productivity, avoids disruption and prevents attrition during a period when we may be involved in a change-in-control transaction and motivates executives to pursue transactions that are in our stockholders' best interests notwithstanding the potential negative impact of the transaction on their future employment	No

        Individual compensation reflects an executive officer's position and value to our organization including contribution to business results, knowledge and skills, and market value. The compensation setting process establishes an overall target compensation level for each executive officer and allocates this amount across base salary, cash incentive and equity incentive compensation. The target compensation level is based, in part, on comparative data from our peer group and general compensation surveys, which include data on total compensation levels and are discussed further below, as well as an executive officer's level of responsibility and the specific value that the officer can provide to the success of the Company. We also consider comparative data from our peer group on the allocation of compensation between base salary, bonus and equity. In general, we target base salary levels for our executive officers at or below market median levels. In order to implement our pay for performance philosophy, we allocate a greater percentage of total compensation to both short-term and long-term incentive compensation, which percentage is based on the degree of direct responsibility the executive officer has for corporate results. Short-term cash incentives and long-term equity incentives are tied to specific and measurable goals that are important to the Company's success and are targeted to pay out at or above market median levels when goals are achieved or exceeded. As a result, base salary typically comprises a smaller percentage of the total compensation of our executive officers.

        In addition, depending on the location of the executive officer, an executive officer's compensation, including the allocation between base salary, bonus and equity, may be adjusted to reflect local or regional competitive practices to ensure that our compensation programs are competitive. Local and regional competitive practices are identified, and any adjustments based on such practices are determined, based on applicable local or regional market compensation surveys provided by our independent compensation consultants and our internal global human resources and recruiting departments. The international comparative data typically includes additional sources outside of our United States peer group companies. This process recognizes that we are a global company and must attract our executives from a worldwide talent pool. For instance, one of our executive officers is located in, and a resident of, England, and he is provided with a car allowance that is consistent with our standard practices within the region and the local competitive practices.

Current and Short-Term Incentive Compensation

        Base Salary.    Base salary is designed to provide competitive, fixed compensation to attract and retain exceptional executive talent and is based on the executive's level within the organization and the executive officer's geographical location. Accordingly, executive officer base salaries are established by reference to salary data for executives with comparable positions within the United States or in the same geographic region for executives residing outside of the United States.

        Each executive officer's base salary, except our Chief Executive Officer's ("CEO"), is based on the recommendation of our CEO to the Committee. These recommendations are derived primarily from competitive assessments prepared by our independent compensation consultant, which include data on the allocation of compensation between base salary, bonus and equity, and other business factors described below. In fiscal 2007, our independent compensation consultant provided a separate assessment for our Chief Operating Officer ("COO") position. The assessment for our COO position was based on general industry and information technology survey compensation data for the United States. We did not conduct separate competitive assessments on the compensation levels of our Chief Corporate Development Officer and our Chief Financial Officer ("CFO") as they were both hired in late fiscal 2006 at compensation levels deemed appropriate by the Committee at such time. Additionally, the Committee determined that a competitive assessment of our Chief Administrative Officer ("CAO") position was not required during fiscal 2007 as our CAO received a salary increase in the last quarter of fiscal 2006. Other business factors used by the CEO in formulating base salary recommendations include the Company's operating budget for the year, a desire to phase in compensation changes over more than one fiscal year, relative levels of cash incentive compensation and long-term equity compensation, the performance of a particular executive officer's business unit in relation to established strategic plans, and the overall operating performance of the Company.

        Our CEO's compensation was initially established by the Committee in March 2005 when Mr. Heasley joined the Company. His compensation and the terms of his employment are set forth in his employment agreement, as amended, which agreement is discussed in further detail below in the section entitled "CEO Amended Employment Agreement". The initial compensation established by the Committee for Mr. Heasley included base salary, on-target cash incentive compensation and equity compensation. The Committee set the CEO's on-target incentive compensation at 100% of his base salary to directly tie a significant portion of his potential total annual compensation to the performance of the Company and the achievement of financial and strategic objectives and also linked 40% of Mr. Heasley's initial equity compensation to the market performance of our common stock. The Committee reviews the CEO's compensation and the terms of his employment agreement on an annual basis in connection with the review of all other executive officers' compensation. Information regarding the results of the fiscal 2007 review of Mr. Heasley's compensation along with details regarding the 2007 compensation for our Named Executive Officers is set forth below under "Analysis of Named Executive Officer 2007 Compensation" as well as in the "Summary Compensation Table" set forth below.

        Cash Incentive Awards.    In addition to receiving a base salary, executive officers participate in a short-term incentive program known as our Management Incentive Compensation ("MIC") program. Our MIC program is generally available to employees at or above the director level (e.g. one level below a vice president) and provides cash awards for business and individual performance during a 12 month performance period. The MIC program is designed to encourage an executive's contribution to, and reward an executive for, Company-wide performance and the attainment of specific operational and financial goals that are controlled by or can be directly impacted by the executive.

        Our CEO recommends MIC target awards for each executive officer, excluding himself, to the Committee. The CEO's recommendations are generally derived from competitive assessments provided by independent compensation consultants and general market data and compensation surveys provided by internal compensation resources within our Human Resources department. The targeted award amount is typically benchmarked to comparative data from our then current peer group and/or available market compensation surveys.

        An executive's MIC target award for a 12 month period is separated into five bonus opportunities that are each equal to 20% of the total target award. Payment of four of the five bonus opportunities is based on achievement of quarterly performance targets. MIC plans include quarterly targets and payouts to correlate the timing of reward payouts with the achievement of business results. The quarterly payouts also help to provide our executives the incentive to achieve short-term financial goals related to revenue, sales, backlog and expenses that will ultimately drive longer-term increases in stockholder value.

        Payment of the fifth and final 20% of the bonus opportunity is based on the achievement of annual performance targets and may also include specific business objectives for the executive officer, or individual business objectives ("IBOs"), that support the MIC performance targets. The MIC program incorporates IBOs to confirm that each member of executive management is individually contributing to the overall success of the Company as measured on a short-term basis. IBOs may include, for instance, objectives related to integration of acquisitions, establishment of, or improvement to, Company policies and processes, achievement of reductions in specified expenses, expansion of specified products into new identified markets as well as other objectives tailored to the individual executive officer. The IBOs for all executive officers, other than our CEO, are established or approved by our CEO in consultation with the individual executive officer. Failure of an executive to achieve any of his IBOs can result in the reduction of the executive's fifth MIC bonus payment. In the case of the CEO, the Board establishes certain internal planning and management objectives for the CEO each year in connection with the annual evaluation of the CEO's performance, and therefore, the CEO does not have specific IBOs incorporated into his MIC plan. The CEO's fifth bonus opportunity is based solely on the achievement of the annual performance metrics' targets.

        Quarterly bonus opportunities are generally paid forty-five (45) days after the end of the respective quarter in accordance with our standard payroll practices. Fourth quarter bonus opportunities and the fifth bonus opportunity are typically paid sixty (60) days after the end of the fiscal year as additional administrative time is required to collect and process IBO results and to complete fiscal year-end reporting. The payment for the fourth and fifth bonus opportunities are combined and may be adjusted up or down in accordance with a plan true-up provision to ensure that the sum of the quarterly achievement levels and associated payouts is equivalent to the aggregate annual payout associated with actual annual achievement levels.

        The MIC plans provide for payments ranging from 0% of the applicable bonus opportunity, if the threshold performance levels are not attained, to 200% of the applicable bonus opportunity, if all performance is at or above the levels established to qualify for maximum payouts. Payments for performance between the threshold and maximum levels are interpolated based on the level of performance achieved. Unless otherwise set forth in the applicable MIC plan, performance attainment levels of the targeted performance objectives range from 91% to 108.33% and correspond to payment levels ranging from 10% to 200% of the target bonus opportunity.

        MIC plans are established for executive officers as part of the Company's review of its strategic plan and establishment of its annual operating budget. Performance targets for our executive officers include a mix of Company-level, segment-level and business unit financial metrics and are individually tailored to include the important factors under the executive's control. The Committee approves the MIC plans and the performance metrics, including IBOs if applicable, for each executive officer and our CEO.

        The Committee retains the right at any time during the applicable MIC year, to (1) amend or terminate the plan, in whole or in part, (2) revoke any eligible executive's right to participate in the MIC program, and (3) make adjustments to targets. During fiscal 2007, the Committee adjusted the performance targets for all participants in the MIC program to reflect the impact of acquisitions completed during the fiscal year.

        Information about our Named Executive Officers' 2007 MIC awards is set forth below under "Analysis of Named Executive Officer 2007 Compensation" as well as in the "Summary Compensation Table" below.

Long-Term Incentive Compensation

        Executive officers also participate in our long-term incentive program ("LTIP"). LTIP provides for the award of stock options and performance shares. Performance shares are paid out in shares of our common stock based on Company performance during a performance period that is typically three years but must be at least one year. LTIP is available to only a select group of senior management members, including executive officers, whose responsibilities and decisions can directly impact business results. Including stock options in the compensation package of our executive officers rewards executives for increases in the value of our Company's common stock while including performance shares provides motivation for the executive to achieve financial results that we believe will strengthen the Company. While our CEO may recommend grants of stock options and performance shares for executive officers, the Committee must approve all equity- based awards granted to our employees.

        The mix of time-vested and performance-vested awards is generally reviewed and adjusted by the Committee each year in consideration of data provided by independent compensation consultants combined with a review of the Company's business goals. The combination of stock option and performance share grants to an executive officer is considered in the analysis of the executive officer's overall compensation package based on a review of the executive officer's ability to contribute to increases in our stock price. The Committee also takes into consideration the expense to the Company associated with equity awards

        Stock Options.    We grant time-vested options to reward long-term Company performance, link an executive's incentives to the stockholders' interests in increasing the Company's stock price and to provide executives with incentives to stay with the Company. Stock options are granted only to a limited number of senior executives, including Named Executive Officers, whose performance can have a significant impact on our stock price.

        Stock options are granted annually. The decision to grant an executive a stock option award is based on the executive's position, individual performance and number of performance shares received, and the award amounts are typically tied to benchmarking data from our then current peer group on overall compensation and allocation of compensation between cash and equity compensation as well as data from general industry compensation surveys. Stock options granted as part of LTIP typically vest in equal annual installments over a four year period, have a 10 year term and are granted at fair market value at the time of grant. Stock option recommendations under LTIP are reviewed by the Committee annually and are generally approved by the Committee in the first quarter of our fiscal year.

        In addition to annual grants under LTIP, in order to attract executive talent, we may grant stock options to new executives at the time of hire. Market practice and conditions, internal equity and the qualifications of the candidate are all factors considered in these situations. These stock option grants are contingent on Committee approval, which typically occurs during the first Committee meeting after hire. On rare occasions, additional or special grants of stock options may be made to executives to recognize an increase in responsibility or when market conditions and competitive data indicate that an executive's compensation is not competitive. Special option grants are contingent on Committee review and approval, which typically occurs during the next scheduled Committee meeting. Stock options that are not granted as part of LTIP generally vest over a four year period and have a ten year term; however, the Committee may adjust the vesting schedule to incorporate specific performance elements or to support continued retention. All stock options are granted at fair market value at the time of grant.

        Performance Share Grants.    We added performance shares to LTIP in fiscal 2006 to provide long-term incentives to a group of employees broader than the recipients of stock option grants. A participant's performance share grant is paid out in shares of our common stock based upon the Company's achievement of certain performance goals over a specified performance period.

        The performance shares provide a competitive performance-based substitute to traditional equity plans while once again linking executive management incentives to stockholder interests. We design the performance shares compensation program and the applicable performance metrics to focus executives on a clear set of objectives over a specified performance period which is typically three years but must be at least one year. The performance metrics and the relative weight of each metric are developed for each plan cycle and approved by the Committee. The award agreements currently provide for no payout of performance shares if the Company's earnings per share is below a predetermined minimum threshold level at the conclusion of the applicable performance period. Assuming the earnings per share threshold level is attained, the award agreements provide for no payout if a threshold level of performance is not obtained, a below market level payout if a threshold level of performance is achieved, a market level payout if targets are achieved, and above-market payout if targets are clearly exceeded.

        Executive officer equity compensation is a combination of performance shares and stock options and is determined in consideration of the benchmarking data from our peer group, as well as data from general compensation market surveys, on overall compensation and allocations of compensation between performance-based compensation and other forms of compensation.

        Information about grants of stock option and performance shares in fiscal 2007 to our Named Executive Officers is set forth below under "Analysis of Named Executive Officer 2007 Compensation" as well as in the "Fiscal 2007 Grants of Plan-Based Awards" table.

Other Elements of Compensation

        Employee Stock Purchase Plan.    We maintain an employee stock purchase plan that is available to substantially all employees, including our Named Executive Officers. This plan has been approved by our stockholders. Under the plan, participating employees may contribute up to 15% of their base salary (subject to certain IRS limits) to purchase our common stock at the end of each participation period. The participation periods are three-month periods running from February through April, May through July, August through October and November through January each year and the purchase price is equal to 85% of the fair market value of the stock on the last day of the purchase period.

        Retirement Benefits.    We maintain a tax-qualified 401(k) retirement plan that provides for broad-based employee participation. We match the employee's contributions up to 4% of the employee's base salary, limited to a $4,000 annual match. All employer and employee contributions are 100% vested immediately. Our Named Executive Officers are eligible to participate in the 401(k) retirement plan, subject to geographic limitations. For employees located in geographic areas outside of the United

States who are not eligible to participate in our 401(k) retirement plan, we maintain certain pension schemes or retirement plans that are customary for the respective geographic region.

        We do not currently have any provisions for early retirement.

        Insurance and Disability Benefits.    We also provide our Named Executive Officers with basic life, health, dental and disability coverage benefits. These benefits are the same as those provided to other employees within the organization.

        Perquisites.    Currently, the Company does not have additional or special executive-only benefits that are not part of our standard compensation practices for a particular geographic location or used to address special circumstances such as relocations.

        Severance Benefits.    Except for the employment agreement with Mr. Heasley described in detail below in the section entitled "Employment Agreements with Named Executive Officers", we do not have employment or severance agreements with our Named Executive Officers and their employment may be terminated at any time.

        Change-in-Control Severance Benefits.    Currently, all of our executive officers, including our Named Executive Officers, are entitled to certain severance benefits under the terms of a Change-in-Control Employment Agreement ("CIC Agreement"). The change-in-control benefits provided in the CIC Agreements are designed to preserve productivity, avoid disruption and prevent attrition during a period when we are, or are rumored to be, involved in a change-in-control transaction. The change-in-control severance program also motivates executives to pursue transactions that are in our stockholders' best interests notwithstanding the potential negative impact of the transaction on their future employment.

        In July 2007, following the Committee's comprehensive evaluation of our then current change-in-control severance programs and practices, our Board of Directors (based on the recommendations of the Committee) decided to replace all existing severance and change-in-control severance agreements with our executive officers with the new CIC Agreements. Although the Committee determined that our then current change-in-control severance agreements were reasonable, the Committee and the Board determined that the new CIC Agreements are more in line with current market standards and emerging governance trends.

        A description of the current CIC Agreements can be found below under the heading "Potential Payments Upon Termination or Change-in-Control — Change-In-Control Employment Agreements".

Determining Executive Compensation

Role of Compensation Committee

        The Committee operates pursuant to a charter (the "Compensation Committee Charter") approved and adopted by our Board. A copy of the Compensation Committee Charter is available on our website at www.aciworldwide.com in the Investors — Corporate Governance section. The Committee members are Messrs. Seymour, Shay and Suwinski, each of whom is "independent" as defined in Rule 4200(a) of the NASDAQ listing standards.

        The Committee approves base salary and incentive compensation for, and addresses other compensation matters with respect to, our executive officers, including our Named Executive Officers. The Committee grants all stock options and other equity awards to all employees, including our executive officers based on management recommendations. The full Board retains the authority to grant equity awards to non-employee directors, taking into consideration the recommendations of the Nominating and Corporate Governance Committee (the "Corporate Governance Committee").

        In determining our executive officers' compensation, the Committee primarily considers the following:

  •
  Company performance and relative stockholder return;

  •
  the value of similar incentive awards to officers at comparable companies;

  •
  the equity and long-term incentive awards given to the officers in prior years; and

  •
  the value of any change-in-control severance or other severance arrangements.

        In determining our CEO's compensation, the Committee specifically considers the Board's evaluation of the CEO's performance.

        The Committee is also responsible for the periodic review and evaluation of (a) the terms and administration of our annual and long-term incentive plans to assure that they are structured and administered in a manner consistent with our goals and objectives, (b) existing equity-related plans and the adoption of any new equity-related plans, including a review and evaluation of our polices and practices relating to grants of equity-based compensation, and (c) our employee benefits and, if applicable, perquisite programs and approval of any significant changes therein.

Role of Executive Management

        Executive management, acting primarily though our CEO, negotiates the compensation packages for all newly-hired executive officers. In addition, our CEO annually evaluates the performance of each executive officer and, based on that review, recommends changes in the executive officers' compensation to the Committee. This review includes a subjective determination of each executive's leadership attributes along with an objective review of the executive's profit and loss management and other key accomplishments during the review period. Our Company is an evolving company, and executives' roles and scope of work, and the size and geographical diversity of the groups they manage are subject to change. As an executive's role changes, our CEO may recommend changes to the executive's compensation to the Committee.

        The CEO's compensation recommendations may include increases in base salary and the annual MIC target awards, additional stock option grants, modifications to stock option standard vesting schedules that are deemed to be in the best interest of the Company and changes to the MIC plan performance targets to reflect changes in the scope or focus of an executive's position. In making such recommendations, our CEO is typically provided with competitive market compensation data from our external compensation consultants and recommendations related to individual executive performance from internal compensation resources within our Human Resources department. Our independent compensation consultants typically provide comparative data based on our peer group as well as general industry and information technology surveys on total compensation and allocation between the various compensation components. Our internal Human Resources department typically provides an analysis of comparative survey data obtained from third party resources when data for the selected position becomes available. All compensation changes for executive officers must be reviewed and approved by the Committee.

        Our executive officers annually review and establish the performance metrics for our MIC program. The performance targets associated with the selected performance metrics are developed by our finance department under the direction of the CFO. The MIC plans and the performance metrics and associated targets for executive officers are then reviewed, discussed with and approved by the Committee. Based on input from our executive officers and our finance department, our CEO also makes annual recommendations to the Committee regarding the performance metrics for performance shares under LTIP. Performance metrics for our MIC plan and for performance share awards are tied to the

Company's performance and the achievement of financial goals for the applicable fiscal year or the applicable performance period.

Role of External Consultants

        The Committee retains a compensation consultant that attends Committee meetings, provides independent executive compensation advice and, from time to time, conducts surveys and analysis to assist the Committee in its own analysis and decision-making process. In June 2007, the Committee changed its independent compensation consultant from Watson Wyatt to Hewitt Associates LLP ("Hewitt"). This decision was driven by the move of our global headquarters from Omaha, Nebraska to New York, New York. In addition to the tasks related to the establishment and review of executive compensation historically provided by our compensation consultant, Hewitt may also provide general compensation advice to the Company.

Peer Group

        As described above under "Elements of Executive Compensation," we identify a peer group of businesses for the purpose of benchmarking our executive compensation pay and practices. In 2007, the Board selected our peer group based on input from Hewitt as well as our business plans. The criteria for selecting companies for our peer group included similarity of size, based on revenue or market capitalization, similarity of industry and availability of compensation data for comparable positions. Based on these criteria, Hewitt suggested a list of companies to consider for inclusion in our peer group which was reviewed by the Committee and narrowed down to establish our 2007 peer group. The unique nature of our business precludes a robust sample of direct competitors that are comparable in size. Nonetheless, we believe that a wider vantage point is helpful in analyzing executive compensation because the executive labor market is largely national and cuts across industries. Therefore, our peer group includes some larger companies that are direct competitors and some smaller companies that are comparable in size but are not in a related industry. Regression analysis helps control market values for differences in size. Our 2007 peer group was comprised of the following companies:

First Data Corporation	Fiserv, Inc.
Brightpoint, Inc.	Ceridian Corporation
Equifax Inc.	The Dun & Bradstreet Corporation
Acxiom Corporation	Chicago Mercantile Exchange Inc.
MoneyGram International, Inc.	ChoicePoint Inc.
Viad Corp	Powerwave Technologies, Inc.
Brady Corporation	Zebra Technologies Corporation
eFunds Corporation	IHS Group
Advanta Corp.	ESCO Technologies Inc.
ITG, Inc.	Kaydon Corporation
Discover Financial Services	TransUnion, LLC
Visa International

        The Committee reviews the Company's peer group on an annual basis in consultation with its independent compensation consultants; however, the Committee also recognizes the value of a stable peer group so that potential changes in compensation levels and allocations are based on actual market movement rather than on changes in the composition of the peer group.

Analysis of Named Executive Officer 2007 Compensation

        During 2007, we decided to move from a fiscal year ending September 30 to a calendar year fiscal year beginning January 1, 2008. The decision was made for consistency with market practice and alignment with our customers' fiscal years. As a result of this decision, 2007 was a transition year and we adjusted the timing of certain awards and incentive plan performance periods to facilitate the change. In particular, the MIC plan that was established for the fiscal 2007 performance period (October 1, 2006 through September 30, 2007) was terminated on December 31, 2006 by the Committee and the Committee approved a new MIC plan for the 2007 calendar year.

        In addition, the annual salary review was moved from October 2007 to April 2008 to align with common market practice for companies that use a calendar year fiscal year. With the exception of salary reviews in India and Malaysia, no broad salary review was conducted during fiscal 2007. The Committee engaged Hewitt, however, to conduct market compensation analyses for select executive positions whose duties and responsibilities had substantially increased since their last salary review. Hewitt provided compensation data on the CEOs of our 2007 peer group companies for the Committee's consideration. Prior to the establishment of our 2007 peer group, Hewitt also provided management with general industry compensation survey data for selected executive positions, including our COO and other executive officers who are not Named Executive Officers. The Committee reviewed this data to ensure that the compensation programs for the selected executive officers remain within broadly competitive norms and made adjustments which are described in detail below.

        Set forth below is a summary of the 2007 compensation decisions related to each of our Named Executive Officers.

Philip G. Heasley, President and CEO

        Effective August 1, 2007, Philip G. Heasley, our President and CEO, received a base salary increase from $500,000 to $550,000 based on the competitive market data provided by Hewitt for our 2007 peer group. This was the first salary increase Mr. Heasley received since joining the Company in March 2005. Mr. Heasley's annual MIC target award remained at $500,000 as set forth in his employment agreement. The Committee reviews our CEO's compensation and the terms of his employment agreement on an annual basis in connection with the review of all other executive officers' compensation.

        Under LTIP, he received a grant of 9,380 performance shares on June 5, 2007. He also received a discretionary stock option grant of 100,000 shares on July 24, 2007 that will vest 25% per year beginning with the first anniversary of the date of grant. Mr. Heasley was awarded this grant based on his job performance.

        We believe that our application of a pay for performance philosophy is consistent with current market practices that tend to award a higher proportion of equity compensation to officers in the CEO position. Moreover, we believe that Mr. Heasley's compensation level should be more strongly tied to increases in stockholder value than our other Named Executive Officers because the Committee believes that the CEO's position and performance has a more significant impact on the Company's performance and stock price. Accordingly, the aggregate value of Mr. Heasley's on-target performance share awards and his stock option awards is approximately six times greater than our other Named Executive Officers while his base salary is less than two times greater than our other Named Executive Officers.

        The majority of Mr. Heasley's total equity compensation was granted to him in connection with his initial employment with the Company on March 9, 2005. As part of his initial compensation package, Mr. Heasley received a grant of 1,000,000 stock options. Six hundred thousand (600,000) of the stock options are time-vested and vest 25% per year beginning with the first anniversary of the date of grant. However, the remaining four hundred thousand (400,000) stock options will vest, if at all, only upon the attainment by the Company of a market price per share of our common stock of at least $50 for 60 consecutive trading days between March 9, 2007 and the expiration of the stock options on March 9, 2015. This vesting criterion was established to ensure that our CEO's equity compensation was tied directly to an increase in stockholder value.

Craig A. Maki, Senior Vice President and Chief Corporate Development Officer

        Craig A. Maki, our Senior Vice President and Chief Corporate Development Officer, joined the Company on July 24, 2006. His base salary of $250,008 and annual MIC target award of $150,000 remained the same during fiscal 2007 because such amounts are based on a market analysis conducted just prior to his joining the Company. Mr. Maki's salary and MIC target award will be reviewed as part of the annual salary review scheduled for April 2008. Since he joined the Company in July 2006, he was not eligible to participate in our MIC program until October 1, 2006. However, during fiscal 2007, Mr. Maki received a cash bonus equivalent to the pro-rated amount he would have received under the fiscal 2006 MIC program to address the transitional period between the commencement of his employment with us and the start of the 2007 Fiscal Year MIC Plan. Under LTIP, on June 5, 2007, he received a grant of 4,098 performance shares and a stock option grant of 12,019 shares that will vest over the next four years in 25% installments on the anniversary of the date of grant. This long-term award level is consistent with other Company executives.

Henry C. Lyons, Senior Vice President, CFO, Treasurer and former Chief Accounting Officer

        Henry C. Lyons, our Senior Vice President, CFO, Treasurer and former Chief Accounting Officer, joined the Company on September 18, 2006. Mr. Lyons ceased serving as our Chief Accounting Officer in October 2007, when Scott W. Behrens was appointed Chief Accounting Officer. Mr. Lyons' base salary of $275,004 and annual MIC target award of $225,000 remained the same during fiscal 2007 because such amounts are based on a market analysis conducted just prior to his joining the Company. Mr. Lyons' salary and MIC target award will be reviewed as part of the annual salary review scheduled for April 2008. Under LTIP, on June 5, 2007, he received a grant of 4,098 performance shares and a stock option grant of 12,019 shares that will vest over the next four years in 25% installments on the anniversary of the date of grant. This long-term award level is consistent with other Company executives.

Mark R. Vipond, Senior Vice President and COO

        Effective April 1, 2007, Mark R. Vipond, our Senior Vice President and COO, received a base salary increase from $275,000 to $350,000 based on the competitive market data for the COO position. Mr. Vipond's previous salary was largely based on his prior role as President of ACI Worldwide Product. Mr. Vipond received an increase in his annual MIC target award from $225,000 to $250,000 in recognition of his expanded role.

        Under LTIP, on June 5, 2007, Mr. Vipond received a grant of 4,690 performance shares and a stock option grant of 14,794 shares that will vest 25% on each grant anniversary date. The value of Mr. Vipond's long-term incentive awards is consistent with other Company executives. On June 5, 2007, Mr. Vipond also received a discretionary stock option grant, based on his expanded responsibilities as COO and his job performance, of 150,000 shares that will vest 50% on the third anniversary of the grant and 50% on the fourth anniversary of the grant. This vesting schedule, as opposed to the standard four year vesting schedule, reflects the long-term nature of Company initiatives within Mr. Vipond's control.

David N. Morem, Senior Vice President and Chief Administrative Officer

        David N. Morem, our Senior Vice President and Chief Administrative Officer, joined the Company on June 13, 2005. Mr. Morem's base salary of $230,004 and annual MIC target award of $130,000 remained the same during fiscal 2007 because Mr. Morem received an increase to his base salary in late fiscal 2006 and his role and responsibilities remained largely the same since the fiscal 2006 increase. Mr. Morem's salary and MIC target award will be reviewed as part of the annual salary review scheduled for April 2008. Under LTIP, on June 5, 2007, he received a grant of 4,098 performance shares and a stock option grant of 12,019 shares that will vest over the next four years, 25% on each grant anniversary date. This long-term award level is consistent with other Company executives.

        In connection with his initial employment with the Company, Mr. Morem received a grant of 100,000 stock options. Sixty thousand (60,000) of the stock options are time-vested and vest 25% per year beginning with the first anniversary of the date of grant. However, the remaining forty thousand (40,000) will vest, if at all, only upon the attainment by the Company of a market price per share of our common stock of at least $50 for 60 consecutive days between March 9, 2007 and August 9, 2015. This vesting criterion was established to ensure that Mr. Morem will not be compensated unless stockholder value increased because, in his role as Chief Administrative Officer, Mr. Morem is responsible for the administration and implementation of many of the policies and programs initiated by our CEO.

David R. Bankhead, Former Executive Officer

        David R. Bankhead served as Senior Vice President and Chief Accounting Officer until May 10, 2007 when Henry C. Lyons was appointed Chief Accounting Officer, and at such time, Mr. Bankhead ceased being an executive officer. Mr. Bankhead retired on August 15, 2007 and was serving in the capacity of Senior Vice President upon his retirement. We did not have a severance agreement with Mr. Bankhead and therefore, we did not pay any severance amounts in connection with his retirement. All payments made to Mr. Bankhead in connection with his retirement are set forth in the "Summary Compensation Table" below.

Anthony J. Parkinson, Former Executive Officer

        During fiscal 2007, Anthony J. Parkinson served as a Senior Vice President and President of the Americas distribution channel; however, Mr. Parkinson retired on July 31, 2007. On May 10, 2007, we entered into a Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Mr. Parkinson, (the "Parkinson Separation Agreement"), which set forth the terms and conditions of Mr. Parkinson's termination of employment with the Company, effective July 31, 2007 (the "Termination Date"). Pursuant to the Parkinson Separation Agreement, we paid Mr. Parkinson a lump sum cash payment of $450,000 within thirty days of the Termination Date, less applicable withholdings and deductions, and a bonus equal to the amount that would have been due to Mr. Parkinson under the Company's 2007 Calendar Year MIC Plan for the period from April 1, 2007 through June 30, 2007 if he had remained employed with the Company. This bonus totaled $20,748. In addition, we must pay Mr. Parkinson a lump sum cash payment of $500,000 on July 31, 2008, less applicable withholdings and deductions, the difference between Mr. Parkinson's COBRA premiums and the premium he was required to pay while an active employee for a period of eighteen (18) months following the Termination Date, if he timely elects COBRA continuation coverage, and up to sixty (60) days of outplacement services. In August 2007, Mr. Parkinson made a timely election for COBRA coverage which requires us to pay $859.26 per month for an aggregate payment of $15,467 for the 18-month COBRA coverage period. As of December 31, 2007, we had paid $3,500 for outplacement services for Mr. Parkinson. Mr. Parkinson will be subject, in certain circumstances, to non-competition and non-solicitation obligations for a period of twenty-four (24) months from the Termination Date and he will continue to be subject to certain confidentiality obligations.

        Prior to his retirement, Mr. Parkinson was a party to a Stock and Warrant Holders Agreement dated as of December 31, 1993 (the "1993 Agreement"), whereby he agreed not to compete with the Company for so long as he continued as an employee of the Company. However, we had the right to elect to extend his non-compete agreement for two years after the termination of his employment if we compensated Mr. Parkinson in accordance with the terms of the 1993 Agreement. We elected to extend Mr. Parkinson's non-compete obligations for this two-year post termination period and the lump sum payments to Mr. Parkinson set forth above represent the compensation due to Mr. Parkinson as a result of our election.

Analysis of 2007 Incentive Compensation Programs

2007 Management Incentive Compensation Programs

        During fiscal 2007, we had two separate MIC plans (the "2007 MIC Plans") in effect at different times as a result of the decision of our Board to change the Company's fiscal year from a September 30th fiscal year end to a December 31st fiscal year end, effective as of January 1, 2008 for the fiscal year ending December 31, 2008.

        The original MIC plan was the 2007 Fiscal Year MIC Plan, which was initially scheduled to run from October 1, 2006 through September 30, 2007. As a result of the decision to change the Company's fiscal year, the Committee adopted the 2007 Calendar Year MIC Plan and terminated the 2007 Fiscal Year MIC Plan effective December 31, 2006. The 2007 Fiscal Year MIC Plan ran from October 1, 2006 through December 31, 2006 and therefore covered only the fist quarter of fiscal 2007. Payouts were made under this plan based on achievement of performance targets for the three month period ending December 31, 2006. Amounts paid to our Named Executive Officers under the 2007 Fiscal Year MIC Plan are included in the Non-Equity Incentive Plan Compensation column of the "Summary Compensation Table" below.

        The second plan, the 2007 Calendar Year MIC Plan, was established for the 2007 calendar year to align performance metrics and targets with the Company's new calendar year fiscal year and the Company's business plans going forward. The new MIC plan includes redefined performance metrics and targets based on how performance would be measured relative to the Company's business plans. The 2007 Calendar Year MIC Plan runs from January 1, 2007 through December 31, 2007; therefore, the last three quarters of fiscal 2007 are covered by the 2007 Calendar Year MIC Plan. At the close of fiscal 2007, the Company was only nine months into the 2007 Calendar Year MIC Plan. Amounts paid to our Named Executive Officers during fiscal 2007 under the 2007 Calendar Year MIC Plan are included in the Non-Equity Incentive Plan Compensation column of the "Summary Compensation Table" below.

        Due to the fact that we had two 2007 MIC Plans active during fiscal 2007, the MIC payments to our Named Executive Officers reported for fiscal 2007 in the "Summary Compensation Table" below include the Fiscal Year 2007 MIC Plan payment for the period October 1, 2006 through December 31, 2006 and the first three quarterly payments under the 2007 Calendar Year MIC Plan made or earned during fiscal 2007.

        The performance metrics and the relative weight of each metric for our Named Executive Officers are established in order to leverage achievement of the Company's short-term and long-term strategic plans and take into consideration the direct and indirect impact that a particular Named Executive Officer's performance may have on the Company's achievement of a particular performance metric. The performance metrics included in the 2007 MIC Plans consist of the metrics set forth below.

  •
  Revenue

  •
  Earnings Per Share

  •
  Sales –  The economic value of commercial arrangements entered into by us and our customers. Economic value is defined as the cumulative cash to be collected under the guaranteed license term of a commercial arrangement less any prior commitments that may be replaced or superseded less certain third party royalties or sales incentive compensation fees. Sales results are not reported externally but are contained in internal reports prepared for our management.

  •
  Backlog

  •
  Revenue Per FTE –  Revenue divided by the number of fulltime equivalent employees.

  •
  Recurring Revenue –  Revenue from monthly license fees, facilities management, managed services, application services provider and hosting fees, monthly initial license fees, standard maintenance, and enhanced maintenance.

  •
  Operating Margin Percentage –  Operating income divided by Revenue.

  •
  Contribution Margin Percentage –  Operating margin, excluding the impact of corporate overhead functions, divided by Revenue.

  •
  Corporate Overhead Expense

  •
  Margin Percentage –  ((12-Month backlog + Revenue)/2) - (expense + deferred expense)

  (12-Month backlog + Revenue)/2

        If a performance metric set forth above is not defined, it has the same meaning as set forth in this Annual Report, including the audited financial statements and Management's Discussion and Analysis. In addition to the above metrics, the 2007 Calendar Year MIC Plan incorporates IBOs to confirm that members of executive management are individually contributing to the overall success of the Company as measured on a short-term basis.

        The 2007 MIC Plans applicable to each Named Executive Officer typically incorporate between four and seven of the performance metrics set forth above as well as, under the 2007 Calendar Year MIC Plan, the IBOs. Relative weights for the performance metrics set forth above range from 0% to 30% under the 2007 Fiscal Year MIC Plan and from 0% to 25% under the 2007 Calendar Year MIC Plan. The relative weight for each Named Executive Officer's IBOs, if any, under the 2007 Calendar Year MIC Plan is 20%. Based on CEO recommendations for executive officers other than the CEO, the Committee determines the specific performance metrics applicable to each Named Executive Officer and the relative weight of each metric to provide incentive to the executive to achieve financial performance or other business objectives tied to the executive's geographical or functional area of influence.

        Bonus payouts under both the 2007 Fiscal Year MIC Plan and the 2007 Calendar Year MIC Plan may be more or less than the target 100% bonus opportunity (up to a maximum of 200%) depending on the level of attainment by the Company against each performance metric target as set forth in the table below:

Target Attainment Percentage	MIC Bonus Payout Percentage
91% Attainment	10%
95% Attainment	50%
100% Attainment	100%
105% Attainment	150%
108.33% Attainment	200%

        While performance metric targets are established at levels intended to be achievable for the executive, a maximum payout requires very high levels of both individual and Company performance. During fiscal 2007, the annual bonus payout percentages for our Named Executive Officers ranged from 35.1% to 59.6%, excluding the bonus payout percentages for Messrs. Parkinson and Bankhead who did not participate in the 2007 MIC Plans for four full fiscal quarters.

2007 Stock Option Program

        During fiscal 2007, we had two equity incentive plans pursuant to which we granted stock options: the 1999 Stock Option Plan, as amended (the "1999 Option Plan") and the 2005 Equity and Performance Incentive Plan, as amended (the "2005 Incentive Plan"). An aggregate total of 4,000,000 shares of our common stock have been reserved for issuance to our eligible employees under the 1999 Option Plan. Stock options granted pursuant to the 1999 Option Plan are granted at an exercise price not less than the market value per share of our common stock on the date of the grant. The term of the outstanding stock options is ten years and stock options generally vest annually over a period of either three years or four years. A copy of the 1999 Option Plan was filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 filed with the SEC on May 10, 2006. As of December 31, 2007, we had 267,262 shares available for grant under the 1999 Option Plan.

        The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards to eligible employees or non-employee directors of the Company. The maximum number of shares of our common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan is the sum of (1) 5,000,000 shares and (2) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of our common stock. As of December 31, 2007, we had 2,572,296 shares available for grant under the 2005 Incentive Plan based on the assumptions included in footnote 13 to the Company's audited financial statements for the fiscal year ended September 30, 2007 included in this Annual Report.

        On July 24, 2007, our stockholders approved the First Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 3,000,000 to 5,000,000 and made certain other amendments including an amendment that provided that the exercise price for any stock options granted under the 2005 Incentive Plan may not be less than the market value per share of common stock on the date of grant. Prior to the adoption of this amendment, the 2005 Incentive Plan provided that the exercise price for any stock options granted under the 2005 Incentive Plan may not be less than the market value per share of common stock on the day immediately preceding the date of grant. During fiscal 2007 and prior to the adoption of this amendment, we administered the granting of stock options under the 2005 Incentive Plan to provide that the exercise price would be the greater of (x) the last trade price on the grant date as reported by The NASDAQ Global Select Stock Market and (y) the last trade price on the day immediately preceding the grant date as reported by The NASDAQ Global Select Stock Market.

        Under the 2005 Incentive Plan, the term of outstanding options may not exceed ten years. Vesting of options is determined by the Committee and can vary based upon the individual award agreements. A copy of the amended 2005 Incentive Plan was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 filed with the SEC on August 10, 2007.

        Stock options granted during fiscal 2007 under both the 1999 Option Plan and the 2005 Incentive Plan are set forth below in the "Fiscal 2007 Grants of Plan-Based Awards" table.

2007 Performance Shares Program

        All LTIP performance share awards are granted pursuant to the 2005 Incentive Plan which is discussed above. Performance shares are earned, if at all, based upon the achievement of specified performance goals, over a specified performance period which must be at least one year and is typically three years (the "Performance Period"). Under the 2005 Incentive Plan, the Committee may establish performance goals in terms of Company-wide objectives or objectives that are related to the performance of the individual participant or of a subsidiary, division, department, region or function within the Company or subsidiary in which the participant is employed. The performance goals may also be relative to the performance of other companies. The 2005 Incentive Plan provides that the performance goals applicable to any award to a participant who is, or is determined by the Board to be likely to become, a "Covered Employee" within the meaning of Section 162(m) of the Code or any successor provision will be based on specified levels of, or growth in, one or more of the following criteria:

        1.
        cash flow/net assets ratio;
        2.
        debt/capital ratio;
        3.
        return on total capital;
        4.
        return on equity;
        5.
        earnings per share growth;
        6.
        revenue growth;
        7.
        total return to stockholders (which may be measured by stock price);
        8.
        backlog; and
        9.
        contribution margins.

        The 2005 Incentive Plan provides that if the Committee determines that a change in our business, operations, corporate structure or capital structure, or the manner in which we conduct our business, or other events or circumstances render the performance goals unsuitable, the Committee may in its discretion modify such performance goals or the related minimum acceptable level of achievement, in whole or in part, as the Committee deems appropriate and equitable, except in the case of a Covered Employee where such action would result in the loss of the otherwise available exemption of the award under Section 162(m) of the Code. In such case, the Committee will not make any modification of the performance goals or minimum acceptable level of achievement with respect to such Covered Employee.

        The performance share awards granted to our Named Executive Officers during fiscal 2007 are earned, if at all, based upon the achievement of performance goals related to (1) the compound annual growth over the Performance Period in our 60-month contracted backlog as determined by the Company, (2) the compound annual growth over the Performance Period in our diluted earnings per share as reported in our consolidated financial statements, and (3) the compound annual growth over the Performance Period in our total revenues as reported in our consolidated financial statements. Expense related to performance share awards is accrued if the attainment of performance indicators is probable as determined by management. The expense is recognized over the applicable Performance Period.

        During fiscal 2007, the Committee granted performance shares to our Named Executive Officers the details of which are set forth for each Named Executive Officer in the "Analysis of Named Executive Officer 2007 Compensation" section above as well as the "Fiscal 2007 Grant of Plan-Based Awards" table below. Prior to granting the fiscal 2007 performance share awards, the Committee approved revenue, earnings per share and backlog as the performance metrics for the 2007 performance share grants. The Performance Period for the 2007 performance share awards runs from April 1, 2007 through December 31, 2009 (the "2007 Performance Period"). The Company shortened the typical three-year Performance Period to a 33-month Performance Period in order to conform the Performance Period to the new calendar year fiscal year approved by the Board during fiscal 2007.

        Pursuant to the fiscal 2007 performance share grants, our Named Executive Officers can earn a percentage of their target award based on the compound annual growth rate of these performance metrics during the 2007 Performance Period. Receipt of performance shares is not guaranteed, and participants earn awards only if a threshold performance level is achieved. For the fiscal 2007 grants, if the compound annual growth for our earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period, the Named Executive Officer will not earn any performance shares. If the Company achieves the earnings per share threshold, then for each performance measure, participants will earn 50% of the weighted number of performance shares for threshold performance, 100% of performance shares for target performance and 150% of performance shares for performance at or above the maximum level. If the percentage increase in the compound annual growth of the revenue, EPS or backlog metrics during the Performance Period falls between the threshold, target and maximum growth percentage, the Committee determines the award percentage by mathematical interpolation. Relative weight for the performance metrics discussed above range from 20% to 40%.

        Performance shares granted during fiscal 2007 under the 2005 Incentive Plan are set forth below in the "Fiscal 2007 Grants of Plan-Based Awards" table.

Equity Policies

Stock Ownership Guidelines

        To demonstrate the importance of linking the interests of executive management to the upward and downward movements of our common stock that our stockholders experience, in September 2007, the Corporate Governance Committee adopted stock ownership guidelines which provide that our executive officers, including our Named Executive Officers, should have specific equity positions in the Company which vary by position. Under the guidelines, our CEO is expected to own shares with a value equal to 5 times his base salary. The remaining executive officers, including our Named Executive Officers, are expected to own shares with a value equal to 3 times their base salary. Shares used to calculate compliance with the ownership guidelines include direct share purchases, shares acquired through any employee benefit plan, as well as the vested in-the-money portion of any stock options held by the executive officer. As of September 30, 2007, Mr. Heasley's stock ownership was valued at 18.9 times his base salary. Current ownership levels for the other Named Executive Officers vary depending on their length of employment with us. Each executive officer will have 5 years from the adoption of the stock ownership guidelines, or from the date of their appointment to an executive officer position, whichever is later, to achieve the target ownership levels. Failure to achieve the target ownership levels within the 5 year period means that the executive officer will not be eligible for equity awards until he achieves compliance.

Equity Award Granting Policy

        Our Board recognizes the importance of adhering to specific practices and procedures in the granting of equity awards and therefore, in September 2007, our Board adopted an Equity Award Granting Policy that applies to the granting of all compensatory equity awards provided under our equity compensation plans in the form of common stock or any derivative of common stock, including stock options, stock appreciation rights, dividend equivalents, restricted stock, restricted stock units, performance shares or performance units. This policy provides that all grants of equity awards to executive officers must be approved by the Committee, or the full Board in the case of our non-employee directors, at a Board or Committee meeting. Equity awards are not authorized pursuant to action by written consent in lieu of a meeting.

        The grant date of any equity award shall be the date of the Board or Committee meeting at which the award was approved. The exercise price (if applicable) for an equity award shall be the closing sale price (price for last trade) of our common stock as reported on The NASDAQ Global Select Stock Market on the grant date.

        The Committee will consider regular equity award proposals on an annual basis. Proposed grants to newly hired employees or other proposed ad hoc grants (e.g., grants in connection with an acquisition) shall be considered on a quarterly basis in connection with the next scheduled meeting following the event giving rise to the grant proposal. The Board will consider equity awards to non-employee directors at the Board meeting immediately following the annual meeting of stockholders at which the non-employee directors are elected, or if appointed by the Board, at the meeting at which the appointment is made or at the next scheduled meeting following the appointment.

        Notwithstanding the foregoing, the Committee or Board may consider and approve equity award grants to employees, including Named Executive Officers, at meetings other than those described above when deemed reasonably appropriate under the circumstances.

Tax and Accounting Implications

Deductibility of Executive Compensation

        Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to our Named Executive Officers, unless the compensation qualifies as "performance-based compensation." Among other things, in order to be deemed performance-based compensation, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our stockholders. It is intended that all performance-based compensation paid in fiscal 2007 to our Named Executive Officers under the plans and programs described above will qualify for deductibility, either because the compensation is below the threshold for non-deductibility provided in Section 162(m), or because the payment of amounts in excess of $1 million qualify as performance-based compensation under the provisions of Section 162(m).

        We believe that it is important to continue to be able to take all available company tax deductions with respect to the compensation paid to our Named Executive Officers. Therefore, we believe we have taken all actions that may be necessary under Section 162(m) to continue to qualify for all available tax deductions related to executive compensation. However, we also believe that preserving flexibility in awarding compensation is in our best interest and that of our stockholders, and we may determine, in light of all applicable circumstances, to award compensation in a manner that will not preserve the deductibility of such compensation under Section 162(m).

Accounting for Share-Based Compensation

        Beginning on October 1, 2006, we began accounting for share-based compensation awards, including our stock options and performance shares, in accordance with the requirements of FASB Statement 123R, "Share-Based Payments." Before we grant stock-based compensation awards, we consider the accounting impact of the award as structured and under various other scenarios in order to analyze the expected impact of the award.

Employment Agreements with Named Executive Officers

Amended CEO Employment Agreement

        On March 8, 2005, we entered into an Employment Agreement (the "CEO Employment Agreement") with Philip G. Heasley, pursuant to which Mr. Heasley agreed to serve as our President and CEO for an initial term of four years. A copy of the CEO Employment Agreement was attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2005. On September 5, 2007, the Company and Mr. Heasley entered into the First Amendment to Employment Agreement (together with the CEO Employment Agreement, the "Amended CEO Employment Agreement"). A copy of the First Amendment to Employment Agreement was attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 7, 2007.

        Under the Amended CEO Employment Agreement, Mr. Heasley will be employed through March 8, 2011 (the "Employment Period"), after which the Employment Period will be extended for successive one-year periods, unless we give 30 days written notice to Mr. Heasley that the Employment Period will not be extended for an additional year or unless the Employment Period otherwise terminates. So long as Mr. Heasley continues to serve as our President and CEO, the Board will nominate Mr. Heasley to serve as a member of our Board of Directors. The Amended CEO Employment Agreement provides that

Mr. Heasley will receive a base salary of $550,000 per year as well as other compensation, including bonus opportunities, as set forth in the Amended CEO Employment Agreement. For fiscal 2007, Mr. Heasley's MIC bonus was based on the achievement of the financial performance metrics set forth in the 2007 MIC Plans.

        The Amended CEO Employment Agreement requires that Mr. Heasley purchase and hold, during the initial Employment Period, 100,000 shares of our common stock. At the end of fiscal 2007, Mr. Heasley held 209,877 shares of our common stock.

        Pursuant to the Amended CEO Employment Agreement, if Mr. Heasley's employment is terminated by the Company without cause or by Mr. Heasley for good reason, Mr. Heasley will be entitled to (1) a lump sum payment equal to his bonus for the quarter in which his employment is terminated; (2) a lump sum payment equal to two times the sum of (A) his base salary at the time of termination and (B) his average annual bonus amount received during the two most recent fiscal years of the Company ending prior to the date of termination; and (3) continued participation in the Company's medical and dental plans for two years or until he is covered under the plans of another employer. Mr. Heasley will also be subject to non-competition obligations for a period of one year following termination of his employment. The Amended CEO Employment Agreement also provides that if payments by the Company to Mr. Heasley would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Heasley will be entitled to a gross up payment such that he will be in the same after-tax position as if no excise tax had been imposed. If Mr. Heasley is entitled to payments under the Change-in-Control Employment Agreement (as described below), no payment will be made to Mr. Heasley under the Amended CEO Employment Agreement.

Compensation Committee Report On Executive Compensation

        The following report of the Compensation Committee shall not be deemed to be "soliciting material" or to be "filed" with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into a filing.

        The Compensation Committee has reviewed and discussed the Fiscal 2007 Compensation Discussion and Analysis contained in this Annual Report with management. Based on our review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE
Harlan F. Seymour
John M. Shay, Jr.
Jan H. Suwinski

Compensation Committee Interlocks and Insider Participation.

        No member of the Compensation Committee was at any time during fiscal 2007, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

DIRECTOR COMPENSATION

        It is our Board's general policy that compensation for independent directors should be a mix of cash and equity-based compensation. As part of a director's total compensation, and to create a direct linkage with corporate performance and stockholder interests, our Board believes that a meaningful portion of a director's compensation should be provided in, or otherwise based on, the value of appreciation in our common stock. We do not pay our employee directors for service on the Board in addition to their regular employee compensation.

        The compensation program for independent directors has not changed since 2005. In 2007, the Board engaged Hewitt to evaluate the competitiveness of our independent director compensation program. The Corporate Governance Committee reviewed Hewitt's analysis of the level and mix of compensation paid to independent directors of the companies listed as peers for executive compensation purposes in the Compensation Discussion and Analysis. After considering the competitive information, trends in compensation for independent directors in general, the workload carried by our relatively small Board, and the difficulty of recruiting and retaining highly qualified independent directors, the Corporate Governance Committee determined that the existing program meets the Company's needs. The Corporate Governance Committee reviews our independent director compensation program annually.

Cash Compensation

        Our independent director compensation program provides that each independent director receives a $10,000 quarterly retainer fee. The Chairman of the Board receives an additional $5,000 quarterly retainer fee. The chairman of the Audit Committee receives an additional $2,500 quarterly retainer fee and independent directors that serve on the Audit Committee receive an additional $1,000 quarterly retainer fee. Each Board committee chairman, other than the chairman of the Audit Committee, receives an additional $1,250 quarterly retainer fee and independent directors who serve on Board committees, other than the Audit Committee, receive an additional $750 quarterly retainer fee for service on each committee. Each independent director receives $2,000 for each Board or Board committee meeting attended in person and $1,000 for each Board or Board committee meeting attended by telephone. All directors are reimbursed for expenses incurred in connection with attendance at Board and Board committee meetings and the Company's annual meetings of stockholders.

Equity-Based Compensation

        Independent directors are typically granted an award of stock options upon commencing service as a director of the Company and an annual grant of stock options thereafter, provided, however, that the granting of initial and annual equity awards to independent directors is at the discretion of the Board and is based on the recommendations of the Corporate Governance Committee.

        In fiscal 2007, pursuant to the 2005 Incentive Plan, our independent directors were each granted a non-qualified option to purchase 10,000 shares of our common stock with an exercise price equal to the closing sale price (price for last trade) of our common stock as reported by The NASDAQ Global Select Stock Market on July 24, 2007, the date of grant. In connection with their election to our Board, on September 6, 2007, pursuant to the 2005 Incentive Plan, we also granted a non-qualified option to purchase 10,000 shares of our common stock to Messrs. Berkeley and Suwinski. The independent directors' options will vest on the earlier to occur of (1) the date which is one year following the date of grant, July 24, 2008 and September 6, 2008, respectively, and (2) the day immediately prior to the date of the next annual meeting of the Company's stockholders occurring following the date of grant. The independent directors' options provide for accelerated vesting upon the director's death or disability or upon a change-in-control of the Company. Future equity awards will be granted at the discretion of the

Board based on the recommendations of the Corporate Governance Committee which recommendations are based upon continued evaluations of the competitive assessment of our independent director compensation and the level of Board and committee responsibilities and time commitments.

Director Summary Compensation Table

        The table below summarizes the compensation we paid to our independent directors for the fiscal year ended September 30, 2007.

Fiscal 2007 Director Summary Compensation Table (1)

Name (2)	Fees Earned or Paid in Cash ($)	Option Awards (3) ($)	Total ($)
(a)	(b)	(d)	(h)
Roger Alexander (4)	80,630	59,507	140,137
Alfred R. Berkeley, III (5)	6,630	12,373	19,003
John D. Curtis	119,160	92,130	211,290
Jim Kever (4)	49,800	59,507	109,307
Harlan F. Seymour	117,660	92,130	209,790
John M. Shay, Jr.	109,167	120,114	229,281
John E. Stokely	124,500	92,130	216,630
Jan H. Suwinski (5)	5,500	12,373	17,873

(1)
The columns to this table entitled "Stock Awards", "Non-Equity Incentive Plan Compensation", "Change in Pension Value and Nonqualified Compensation Earnings" and "All Other Compensation" have been omitted because no compensation is reportable thereunder.

(2)
Philip G. Heasley, our President and CEO, is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a director. The compensation received by Mr. Heasley as an employee of the Company is shown in the "Summary Compensation Table" in the section entitled "Fiscal 2007 Executive Compensation".

(3)
The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123(R) of stock option awards granted pursuant to our stock option program and thus, may include amounts from awards granted in and prior to fiscal 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts shown reflect our accounting for these awards and do not correspond to the actual value that will be recognized by the independent director. The assumptions used in the calculation of these amounts are included in footnote 13 to the Company's audited financial statements for the fiscal year ended September 30, 2007, included in this Annual Report. The grant date fair value of the options granted to our independent directors on July 24, 2007 was $15.37 each with an aggregate grant date fair value for all options granted to our independent directors on July 24, 2007 of $614,896. The grant date fair value of the options granted to our independent directors on September 6, 2007 was $14.27 each with an aggregate grant date fair value for all options granted to our independent directors on September 6, 2007 of $285,314. The following table sets forth each independent director's aggregate number of option awards outstanding as of September 30, 2007:

Name	Vested Stock Option Awards	Unvested Stock Option Awards	Aggregate Stock Option Awards
Roger Alexander	18,000	0	18,000
Alfred R. Berkeley, III	0	10,000	10,000
John D. Curtis	42,000	10,000	52,000
Jim Kever	18,000	0	18,000
Harlan F. Seymour	46,000	10,000	56,000
John M. Shay, Jr.	10,000	10,000	20,000
John E. Stokely	42,000	10,000	52,000
Jan H. Suwinski	0	10,000	10,000
(4)
Messrs. Alexander and Kever served on our Board of Directors through July 24, 2007. Accordingly, compensation information for fiscal 2007 reflects less than full-year amounts.

(5)
Messrs. Berkeley and Suwiniski were appointed to our Board of Directors on September 6, 2007. Accordingly, compensation information for fiscal 2007 reflects less than full-year amounts.

Independent Director Stock Ownership Guidelines

        In fiscal 2005, the Corporate Governance Committee adopted a policy that strongly encouraged ownership of our common stock by our independent directors to demonstrate the importance of linking the interests of our Board to our stockholders' interests. In order to further link the interests of our Board to the upward and downward movements of our common stock that our stockholders experience, in September 2007, the Corporate Governance Committee adopted stock ownership guidelines which provide that our independent directors should have equity positions in the Company with a value equal to four times the annual retainer amount for his or her Board position(s). Direct and indirect stock ownership, including, the vested in-the-money portion of any stock options held by the independent director, will be included in determining each independent director's equity position. Each independent director will have 5 years from the adoption of the stock ownership guidelines, or from election to our Board, whichever is later, to achieve the target ownership levels. Failure to achieve the target ownership levels within the 5 year period means that the individual director will not be eligible for any equity awards until he or she achieves compliance.

FISCAL 2007 EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid to or earned by our CEO, CFO and the three other most highly compensated executive officers (based on total compensation as reflected in the table below) during the fiscal year ended September 30, 2007.

        In addition, the table below sets forth the compensation for David R. Bankhead and Anthony J. Parkinson, two former officers who retired during fiscal 2007. David R. Bankhead served as our Senior Vice President and Chief Accounting Officer until May 10, 2007 when Henry C. Lyons was appointed Chief Accounting Officer, and at such time, Mr. Bankhead ceased being an executive officer. Mr. Bankhead retired on August 15, 2007 and was serving in the capacity of Senior Vice President upon his retirement. Anthony J. Parkinson served as our Senior Vice President and President, Americas. Mr. Parkinson retired on July 31, 2007. The amounts listed below for Messrs. Bankhead and Parkinson include amounts paid or earned in connection with their termination of employment. The executive officers included in the "Summary Compensation Table" below are collectively referred to as our "Named Executive Officers".

Fiscal Year 2007 Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)		(e)		(f)		(g)	(i)	(j)
Philip G. Heasley, President and Chief Executive Officer	2007	508,333	0		140,638		2,307,140		217,174	73,520	3,246,805
Craig A. Maki, Senior Vice President and Chief Corporate Development Officer	2007	250,008	23,196	(6)	17,626		466,927		66,655	11,340	835,752
Henry C. Lyons, Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (7)	2007	275,004	0		17,626		432,153		107,326	774	832,883
Mark R. Vipond, Senior Vice President and Chief Operating Officer	2007	312,500	0		61,829		357,690		68,514	4,420	804,953
David N. Morem, Senior Vice President and Chief Administrative Officer	2007	230,004	0		52,341		364,643		62,011	33,249	742,248
David R. Bankhead, Senior Vice President	2007	146,182	0		0		225,056		0	2,455,787	2,827,025
Anthony J. Parkinson, Senior Vice President and President — Americas	2007	208,333	0		38,186	(8)	133,227	(8)	69,692	2,168,804	2,618,242

(1)
The column to this table entitled "Change in Pension Value and Nonqualified Deferred Compensation Earnings" has been omitted because no compensation is reportable there under.

(2)
The amounts in column (e) represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123(R) of performance share awards granted under the 2005 Incentive Plan pursuant to LTIP and thus, may include amounts from awards granted in and prior to fiscal 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts shown reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officer. The assumptions used in the calculation of these amounts are included in footnote 13 to the Company's audited financial statements for the fiscal year ended September 30, 2007, included in this Annual Report. See the "Fiscal 2007 Grants of Plan-Based Awards" table for information on performance shares granted in fiscal 2007.

(3)
The amounts in column (f) represent the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with FAS 123(R) of stock option awards granted pursuant to our stock option program and thus, may include amounts from awards granted in and prior to fiscal 2007. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts shown reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officer. The assumptions used in the calculation of these amounts are included in footnote 13 to the Company's audited financial statements for the fiscal year ended September 30, 2007, included in this Annual Report. See the "Fiscal 2007 Grants of Plan-Based Awards" table for information on stock options granted in fiscal 2007.

(4)
The amounts in column (g) represent amounts earned by the Named Executive Officer during fiscal 2007 pursuant to the 2007 MIC Plans. The table below sets forth the amounts (i) paid to the executive each quarter under (1) the 2007 Fiscal Year MIC Plan prior to its termination and

  (2) the 2007 Calendar Year MIC Plan, and (ii) earned by the executive during fiscal 2007 under the 2007 Calendar Year MIC Plan but paid to the executive in November 2007:

			Fiscal 2007 Second Quarter (Quarter Ended 3/31/2007)		Fiscal 2007 Third Quarter (Quarter Ended 6/30/2007)		Fiscal 2007 Fourth Quarter (a) (Quarter Ended 9/30/2007)
	Fiscal 2007 First Quarter (Quarter Ended 12/31/2006)
			2007 Calendar Year MIC Plan — First Quarter		2007 Calendar Year MIC Plan — Second Quarter		2007 Calendar Year MIC Plan — Third Quarter		Total Cash Payments Under 2007 MIC Plans
	2007 Fiscal Year MIC Plan (truncated)
Name of Executive				Payout % (b)		Payout % (b)		Payout % (b)		Payout % (b)
	($)	Payout % (b)	($)		($)		($)		($)
Philip G. Heasley	26,466	26.5%	108,724	108.7%	53,230	53.2%	28,754	28.8%	217,174	54.3%
Craig A. Maki	9,443	31.5%	32,617	108.7%	15,969	53.2%	8,626	28.8%	66,655	55.5%
Henry C. Lyons	14,165	31.5%	44,818	99.6%	27,609	61.4%	20,734	46.1%	107,326	59.6%
Mark R. Vipond	1,758	3.9%	23,096	46.2%	6,654	13.3%	37,006	74%	68,514	35.6%
David N. Morem	8,184	31.5%	25,895	99.6%	15,952	61.4%	11,980	46.1%	62,011	59.6%
David R. Bankhead	—	—	—	—	—	—	—	—	—	—
Anthony J. Parkinson	19,101	42.4%	50,591	112.4%	—	—	—	—	69,692	77.4%

    (a)
    This amount was earned pursuant to the 2007 Calendar Year MIC Plan and although earned during fiscal 2007, the fiscal 2007 fourth quarter payment was paid out in November 2007.

    (b)
    The percentages shown reflect the percentage of the target bonus opportunity amounts paid to each Named Executive Officer based on the performance metrics applicable to each Named Executive Officer and the Company's performance against such metrics during the respective quarter. These percentages do not reflect the impact of the Named Executive Officers' achievement of any IBOs or the impact of any true-up adjustments that will be taken into consideration at the end of the 2007 Calendar Year MIC plan year. All IBO attainment calculations and true-up adjustments for the 2007 Calendar Year MIC Plan will be determined in the quarter ending March 31, 2008.

(5)
All Other Compensation includes the following payments or accruals for each Named Executive Officer:

Name of Executive	Employer Contributions to the 401(k) Plan ($)	Premiums for Long-Term Disability Insurance ($)	Perquisites (a) ($)	Tax Gross- Ups (b) ($)	Severance / Termination Related Payments ($)
Philip G. Heasley	4,000	420	69,100	—	—
Craig A. Maki	0	385	7,801	3,154	—
Henry C. Lyons	459	315	—	—	—
Mark R. Vipond	4,000	420	—	—	—
David N. Morem	4,652	420	27,728	449	—
David R. Bankhead	4,000	293	—	—	2,451,494	(c)
Anthony J. Parkinson	4,000	350	7,803	—	2,156,651	(d)

    (a)
    For Mr. Heasley, this amount includes a New York cost of living allowance in the amount of $26,695, reimbursement of moving expenses in the amount of $36,979 and the value of the fiscal 2007 club trip in the amount of $5,426. For Mr. Maki, this amount represents the reimbursement of moving expenses. For Mr. Morem, this amount includes a New York cost of living allowance in the amount of $27,157 and reimbursement of moving expenses in the amount of $571. For Mr. Parkinson, this amount represents the value of the fiscal 2007 club trip.

    (b)
    For Messrs. Maki and Morem, this amount represents tax gross-ups related to their tax liability for certain relocation reimbursement payments.

    (c)
    This amount represents the payment of $6,493 for accrued but unused vacation as well as the payment of $2,445,000 paid to Mr. Bankhead as a result of his inability to exercise his vested stock options within the applicable post-termination exercise periods. The Company suspended all stock option exercises during its voluntary historic stock option review and while it was not current with its SEC reporting obligations.

    (d)
    This amount represents the amounts paid or accrued to Mr. Parkinson in connection with his retirement, including (1) a lump sum cash payment of $450,000 paid in August 2007, and a lump sum cash payment of $500,000 payable on July 31, 2008, in each case, less applicable withholdings and deductions, (2) the payment of $20,048 for accrued but unused vacation, (3) the aggregate amount of $15,467 payable monthly commencing in August 2007 for the 18-month post termination COBRA coverage period, and (4) the payment of $3,500 for outplacement services. This amount also includes the payment of (1) a $20,748 bonus which represents the amount that would have been due to Mr. Parkinson under our 2007 Calendar Year MIC Plan for the period from April 1, 2007 through June 30, 2007 had Mr. Parkinson remained an employee as of the bonus payout date in August 2007, and (2) two payments in the amount of $61,645 and $1,085,243, respectively, for an aggregate amount of $1,146,888, each paid as a result of Mr. Parkinson's inability to exercise his vested stock options within the applicable post-termination exercise periods due to the fact that the Company suspended all stock option exercises during its voluntary historic stock option review and while it was not current with its SEC reporting obligations.

(6)
This amount reflects a bonus equivalent to the pro-rated amount Mr. Maki would have received under the fiscal 2006 MIC program to address the transitional period between the commencement of his employment with us in July 2006 and the start of the 2007 Fiscal Year MIC Plan on October 1, 2006.

(7)
Mr. Lyons ceased serving as Chief Accounting Officer in October 2007, when Scott W. Behrens was named Chief Accounting Officer.

(8)
Mr. Parkinson forfeited 21,125 stock options and forfeited 100% of his performance shares in connection with his retirement from the Company on July 31, 2007.

Fiscal 2007 Grants of Plan Based Awards

        We currently utilize three plans to award our Named Executives Officers opportunities to earn cash or equity incentive compensation: the 2007 Calendar Year MIC Plan, the 2005 Incentive Plan and the 1999 Option Plan. The 2007 Calendar Year MIC Plan provides cash compensation for quarterly and annual performance by the Company and the individual executives. The 2005 Incentive Plan and the 1999 Option Plan provide equity-based compensation for service and performance for periods of more than one year.

        The following table sets forth information concerning annual incentive cash awards, grants of stock options and grants of performance shares to our Named Executive Officers during fiscal 2007.

Fiscal 2007 Grants of Plan-Based Award (1)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Option Awards: Number of Securities Underlying Options (5) (#)
Exercise or Base Price of Option Awards (6) ($/Sh)
Name	Grant Date	Threshold (4) ($)	Target (4) ($)	Maximum (4) ($)	Threshold (#)	Target (#)	Maximum (#)			Grant Date Fair Value (7) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)	(k)	(l)
Philip G. Heasley — 2007 FY MIC Plan — 2007 CY MIC Plan — 2005 Incentive Plan — 2005 Incentive Plan	N/A N/A 7/24/07 6/5/07	2,000 10,000 — —	100,000 500,000 — —	200,000 1,000,000 — —	— — — 4,690	— — — 9,380	— — — 14,070	— — 100,000 —	— — 32.61 —	— — 1,689,560 321,734
Craig A. Maki — 2007 FY MIC Plan — 2007 CY MIC Plan — 2005 Incentive Plan — 2005 Incentive Plan	N/A N/A 6/5/07 6/5/07	750 2,400 — —	30,000 150,000 — —	60,000 300,000 — —	— — 2,049	— — 4,098	— — — 6,147	— 12,019 —	— — 34.97 —	— — 216,960 140,561
Henry C. Lyons — 2007 FY MIC Plan — 2007 CY MIC Plan — 2005 Incentive Plan — 2005 Incentive Plan	N/A N/A 6/5/07 6/5/07	1,125 3,600 — —	45,000 225,000 — —	90,000 450,000 — —	— — — 2,049	— — — 4,098	— — — 6,147	— — 12,019 —	— — 34.97 —	— — 216,960 140,561
Mark R. Vipond — 2007 FY MIC Plan — 2007 CY MIC Plan — 2005 Incentive Plan — 2005 Incentive Plan — 2005 Incentive Plan	N/A N/A 6/5/07 6/5/07 6/5/07	563 1,188 — — —	45,000 250,000 — — —	90,000 500,000 — — —	— — — — 2,345	— — — — 4,690	— — — — 7,035	— — 150,000 14,794 —	— — 34.97 34.97 —	— — 2,898,150 267,052 160,867
David N. Morem — 2007 FY MIC Plan — 2007 CY MIC Plan — 2005 Incentive Plan — 2005 Incentive Plan	N/A N/A 6/5/07 6/5/07	650 2,080 — —	26,000 130,000 — —	52,000 260,000 — —	— — — 2,049	— — — 4,098	— — — 6,147	— — 12,019 —	— — 34.97 —	— — 193,256 140,561
David R. Bankhead (8) — 2007 FY MIC Plan	N/A	563	22,500	45,000	—	—	—	—	—	—
Anthony J. Parkinson — 2007 FY MIC Plan — 2007 CY MIC Plan	N/A N/A	563 281	45,000 225,000	90,000 450,000	— —	— —	— —	— —	— —	— —

(1)
The column to this table entitled "All Other Stock Awards: Number of Shares of Stock or Units" has been omitted because no other stock awards or shares of stock are reportable thereunder.

(2)
The amounts shown as estimated payouts under non-equity incentive plans include estimated payouts under both the 2007 Fiscal Year MIC Plan which ran from October 1, 2006 through December 31, 2006 and the 2007 Calendar Year MIC Plan which runs from January 1, 2007 through December 31, 2007. The actual payouts to each Named Executive Officer under the 2007 Fiscal Year MIC Plan and for the first three quarters of the 2007 Calendar MIC Plan are set forth in footnote 4 to the "Summary Compensation Table" above.

(3)
The awards shown in columns (f) through (h) reflect shares of our common stock payable in connection with performance share awards granted to our Named Executive Officers during fiscal 2007. All performance shares granted in fiscal 2007 were granted pursuant to the terms of the 2005 Incentive Plan. These performance shares will be earned, if at all, based upon the achievement, over a defined performance period which must be at least one year (the "Performance Period"), of performance goals related to (1) the compound annual growth over the Performance Period in our 60-month contracted backlog as determined by the Company, (2) the compound annual growth over the Performance Period in our diluted earnings per share as reported in our consolidated financial statements, and (3) the compound annual growth over the Performance Period in our total revenues as reported in our consolidated financial statements. The performance shares granted on June 5, 2007 have a Performance Period from April 1, 2007 through December 31, 2009 (the "2007 Performance Period"). The amounts shown in column (f) reflect the minimum payout of performance shares above zero assuming achievement of threshold performance for each metric. The amounts shown in column (g) reflect the payout of performance shares at 100% assuming that each metric achieves target performance. The amounts shown in column (h) reflect the payout of performance shares at 150% assuming that each metric achieves maximum performance.

(4)
The amounts shown in column (c) reflect the minimum payment level under the 2007 Fiscal Year MIC Plan assuming that only the lowest weighted metric achieves threshold performance and the minimum payment level under the 2007 Calendar Year MIC Plan assuming that only the lowest weighted metric achieves threshold performance and that the executive does not achieve any IBOs. The amounts shown in column (d) reflect the target payment levels of 100% under the respective 2007 MIC Plan assuming that each performance metric achieves target performance. The amounts shown in column (e) reflect the maximum payment levels under the respective 2007 MIC Plan assuming each performance metric achieves maximum performance which payment represents 200% of the targeted amount shown in column (d).

(5)
All stock options granted to our Named Executive Officers during fiscal 2007 were granted pursuant to the terms of the 2005 Incentive Plan. Except for the 150,000 stock options granted to Mr. Vipond, all stock options granted to our Named Executive Officers in fiscal 2007 vest 25% per year beginning with the first anniversary of the date of grant. Mr. Vipond's grant of 150,000 stock options will vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant.

(6)
On June 5, 2007, the 2005 Incentive Plan provided that all stock options granted under the 2005 Incentive Plan shall be issued with an exercise price not less than the closing sale price (price for last trade) of our common stock as reported by The NASDAQ Global Select Stock Market for the day immediately preceding the date of grant. The Company's then-current practice was to grant stock options under the 2005 Incentive Plan with an exercise price equal to the greater of (x) the last trade price on the date of grant as reported by The NASDAQ Global Select Stock Market and (y) the last trade price on the day immediately preceding the date of grant, as reported by The NASDAQ Global Select Stock Market. Therefore, the stock options granted to our Named Executive Officers under the 2005 Incentive Plan on June 5, 2007 had an exercise price equal to $34.97 which was the greater of the closing trade prices reported by The NASDAQ Global Select Stock Market for June 4, 2007 and June 5, 2007. On July 24, 2007, our stockholders approved a proposal to amend the 2005 Incentive Plan to provide that stock options granted under the 2005 Incentive Plan shall be issued at a price not less than the closing sale price (price for last trade) of our common stock as reported by The NASDAQ Global Select Stock Market on the date of grant. As a result, the stock options granted to Mr. Heasley on July 24, 2007 were granted pursuant to the amended 2005 Incentive Plan and therefore had an exercise price equal to the closing sale price (price for last trade) of our common stock as reported by The NASDAQ Global Select Stock Market on July 24, 2007, the date of grant, which was $32.61.

(7)
The grant date fair value of each equity award was computed in accordance with FAS 123R. The grant date fair value for the estimated future payouts of performance shares granted during fiscal 2007 is based on the targeted award amount shown in column (g) of this table.

(8)
The Committee elected to terminate Mr. Bankhead's participation in the 2007 Fiscal Year MIC Plan prior to December 31, 2006 and therefore, Mr. Bankhead did not receive any payments under this plan.

Outstanding Equity Awards at 2007 Fiscal Year End

	Option Awards								Stock Awards (1)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (2) (#)		Option Exercise Price ($)		Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
(a)		(b)	(c)		(e)		(f)		(i)	(j)
Philip G. Heasley	7/24/07 3/9/05 3/9/05	300,000	100,000 300,000 400,000	(5)	$ $ $	32.61 22.65 22.65	7/24/2017 3/9/2015 3/9/2015		10,690	239,922
Craig A. Maki	6/5/07 8/9/06	25,000	12,019 75,000		$ $	34.97 34.74	6/5/2017 9/18/2016		2,049	45,795
Henry C. Lyons	6/5/07 9/18/06	25,000	12,019 75,000		$ $	34.97 32.13	6/5/2017 9/18/2016		2,049	45,795
Mark R. Vipond	6/5/07 6/5/07 9/14/05 10/17/03 10/17/03 10/17/03 5/13/02 11/10/00 11/10/00	9,583 3,478 5,351 16,107 20,000 30,959 5,755	150,000 14,794 9,584 1,160 1,784 5,370	(6)	$ $ $ $ $ $ $ $ $	34.97 34.97 28.27 18.00 18.00 18.00 10.28 13.87 13.87	6/5/2017 6/5/2017 9/14/2015 10/17/2013 10/17/2013 10/17/2013 5/13/2012 11/10/2010 11/10/2010		5,345	119,461
David N. Morem	6/5/07 9/14/05 8/9/05 8/9/05	7,500 30,000	12,019 7,500 30,000 40,000	(7)	$ $ $ $	34.97 28.27 25.38 25.38	6/5/2017 9/14/2015 8/9/2015 8/9/2015		4,549	101,670
David R. Bankhead	—	—	—			—	—		—	—
Anthony J. Parkinson	9/14/05	4,375	—			$28.27	10/29/07	(8)	—	—

(1)
The column to this table under "Option Awards" entitled "Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options" and the columns to this table under "Stock Awards" entitled "Number of Shares of Stock that Have Not Yet Vested" and "Market Value for Shares or Units of Stock that Have Not Yet Vested" have been omitted because no shares or market value are reportable there under.

(2)
Unless otherwise noted all stock options vest 25% per year beginning with the first anniversary of the date of grant.

(3)
This column reflects the target payout of the underlying shares of our common stock related to performance shares granted pursuant to the 2005 Incentive Plan. Performance shares granted on September 14, 2005 and December 12, 2005 have a Performance Period from October 1, 2005 through September 30, 2008 and performance shares granted on June 5, 2007 have a Performance Period from April 1, 2007 through December 31, 2009. The estimated payout is based on achievement of threshold performance for each metric.

(4)
The market value of the performance shares that have not vested is calculated by multiplying the number of performance shares set forth in column (i) by the closing price of our common stock at September 28, 2007 which was $22.35.

(5)
These stock options will vest, if at all, upon the attainment by the Company, at any time between March 9, 2007 and March 9, 2015, of a market price per share for our common stock of at least $50 per share for 60 consecutive trading days.

(6)
These stock options vest 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant.

(7)
These stock options will vest, if at all, upon the attainment by the Company, at any time between March 9, 2007 and August 9, 2015, of a market price per share of our common stock of at least $50 per share for 60 consecutive trading days.

(8)
In accordance with the terms of the Stock Option Agreement dated September 14, 2005 between the Company and Mr. Parkinson entered into pursuant to the 2005 Incentive Plan, Mr. Parkinson had 90 days from the date of termination of his employment to exercise any stock options vested as of July 31, 2007 and therefore, he had until October 29, 2007 to exercise his 4,375 vested stock options.

Fiscal 2007 Option Exercises and Stock Vested

        In connection with the voluntary review of our historic stock option practices announced in October 2006, we suspended all stock purchase activity which included the exercise of stock options. This suspension remained in place until the Company became current with its SEC reporting obligations on September 25, 2007. As a result of this suspension, none of our Named Executive Officers exercised any stock options during fiscal 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

        Except for the employment agreement with Mr. Heasley described above and the Change-In-Control Employment Agreements described below that we have entered into with each of our executive officers, none of our Named Executive Officers have employment or severance agreements with the Company and their employment may be terminated at any time.

Change-In-Control Employment Agreements

        In August and September 2007, we entered into a Change-In-Control Employment Agreement (the "CIC Agreement") with each of our Named Executive Officers, excluding Messrs. Bankhead and Parkinson, and two other executive officers (each an "Executive"). The CIC Agreement replaces and supersedes the form of the change-in-control severance compensation agreement formerly in place with each of the Executives. A copy of the form of CIC Agreement for all Executives other than Mr. Heasley was attached as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 7, 2007. A copy of Mr. Heasley's CIC Agreement was included as Exhibit B to the Amended CEO Employment Agreement attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 7, 2007.

        Under the CIC Agreement, we are required to employ the Executive for a two-year period following a change-in-control (the "Employment Period"). During the Employment Period, we must (1) pay the Executive a base salary equal to the highest annual rate of base salary paid or payable to the Executive during the 12-month period prior to the change-in-control, (2) award the Executive for each fiscal period during the Employment Period total annual and quarterly bonus opportunities in amounts greater than or equal to the Executive's target annual and quarterly bonus opportunities for the year in which the change-in-control occurs, and (3) allow the Executive opportunities to participate in the Company's incentive, savings and retirement plans to an extent no less favorable than opportunities provided for by the Company in the 120-day period prior to the beginning of the Employment Period.

        The CIC Agreement also sets forth our obligations in the event the Executive's employment terminates during the Employment Period. The following is a summary of such obligations.

        Termination of Employment Other Than for Cause or by Executive for Good Reason.    If we terminate the Executive's employment other than for cause or the Executive's death or disability, or the Executive terminates his employment for good reason, the Executive will be entitled to receive from the Company certain payments and benefits. These payments and benefits include (1) the lump sum payment of (a) the Executive's unpaid current year annual base salary through the date of termination, the current year target annual bonus pro rated through the date of termination, and any accrued and unpaid vacation pay (collectively, the "Accrued Obligations"), and (b) two or, in the case of Mr. Heasley only, three times, the sum of the Executive's annual base salary and target annual bonus; (2) continued participation at the Company's cost in the welfare benefits plans in which the Executive would have been entitled to participate, for two or, in the case of Mr. Heasley only, three years, from the date of termination or until the Executive receives equivalent benefits from a subsequent employer, in which case, welfare benefits plans provided by the Company will be secondary to the subsequent employer's plans during the applicable period of eligibility; (3) outplacement services not to exceed $50,000; and (4) any unpaid amounts that are vested benefits or that the Executive is otherwise entitled to receive under any plan, policy, practice or program of, or any other contract or agreement with, the Company or the affiliated companies at or subsequent to the date of termination (the "Other Benefits").

        Death.    If the Executive's employment is terminated by reason of the Executive's death, we must provide the Executive's estate or beneficiaries with the Accrued Obligations and the timely payment or delivery of the Other Benefits, and will have no other severance obligations under the CIC Agreement.

        Disability.    If the Executive's employment is terminated by reason of the Executive's disability, we must provide the Executive with the Accrued Obligations and the timely payment or delivery of the Other Benefits, and shall have no other severance obligations under the CIC Agreement.

        Termination of Employment for Cause or by Executive other than for Good Reason.    If the Executive's employment is terminated for cause, we must provide the Executive with the Executive's annual base salary through the date of termination, and the timely payment or delivery of the Other Benefits, and will have no other severance obligations under the CIC Agreement. If the Executive voluntarily terminates employment, excluding a termination for good reason, we must provide to the Executive the Accrued Obligations and the timely payment or delivery of the Other Benefits, and will have no other severance obligations under the CIC Agreement.

        Tax-Gross-Up.    If any payment under the CIC Agreement would be subject to excise tax, the Executive will be entitled to receive an additional payment (the "Gross-Up Payment") in an amount such that, after payment by the Executive of all taxes, including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and excise tax imposed upon the Gross-Up Payment, but excluding any income taxes and penalties imposed pursuant to Section 409A of the Internal Revenue Code of 1986, as amended, the Executive retains an amount of the Gross-Up Payment equal to the excise tax imposed upon the payments. There is, however, a provision of the CIC Agreements under which a portion of the Executive's payments under the CIC Agreement will be forfeited if the excise tax can be eliminated (provided the forfeiture cannot exceed 10% of the amount due to the Executive).

        Non-solicitation and Non-competition Provisions.    During the Employment Period and for a period of one year following termination of employment, each Executive agrees not to (a) enter into or engage in any business that competes with the Company's business within a specified restricted territory; (b) solicit customers with whom the Executive had any contact or for which the Executive had any responsibility (either direct or supervisory) at the date of termination or at any time during the one (1) year prior to such date of termination, whether within or outside of the restricted territory, or solicit business, patronage or orders for, or sell, any products and services in competition with, or for any business that competes with the Company's business within the restricted territory; (c) divert, entice or otherwise take away any customers, business, patronage or orders of the Company within the restricted territory, or attempt to do so; (d) promote or assist, financially or otherwise, any person, firm, association, partnership, corporation or other entity engaged in any business that competes with the Company's business within the restricted territory; or (e) solicit or induce or attempt to solicit or induce any employee(s), sales representative(s), agent(s) or consultant(s) of the Company and/or its affiliated companies to terminate their employment, representation or other association with the Company and/or its affiliated companies, provided that the foregoing shall not apply to general advertising not specifically targeted at employees, sales representatives, agents or consultants of the Company and/or its affiliated companies.

        Release.    As a condition to receiving any of the severance benefits under the CIC Agreements, the Named Executive Officers are required to release the Company and its employees from all claims that the Named Executive Officer may have against them.

Non-Compete Agreement

        Mr. Vipond is a party to a Stock and Warrant Holders Agreement dated as of December 31, 1993 (the "1993 Agreement"), whereby he has agreed not to compete with the Company for so long as he is an employee of the Company. At the election of the Company, the non-compete agreement may be extended for two years after termination of employment provided that, the Company pays for a period of two years, in accordance with the Company's normal pay periods, 50% of Mr. Vipond's average annual compensation, defined to be the average annual compensation (consisting of salary and cash compensation pursuant to incentive plans) for the three calendar years preceding the date of termination if termination of employment is voluntary or for cause and 100% if employment terminates for any other reason.

Post-Termination Benefits Under Incentive Plans

2007 Calendar Year MIC Plan

        Under the 2007 Calendar Year MIC Plan, in order to be entitled to a payment under the plan, the employee, including our Named Executive Officers, must be employed by the Company on the date of payment. If employment with the Company is terminated for any reason prior to the payment date, the employee will not be eligible for a bonus under the 2007 Calendar Year MIC Plan and forfeits all rights to such payment except to the extent otherwise provided by the Company.

2005 Incentive Plan

        Stock Options.    The award agreements for stock options granted under the 2005 Incentive Plan generally provide that if an optionee, including a Named Executive Officer, voluntarily terminates employment with the Company, all unvested stock options will terminate and the optionee will have ninety (90) days from the date of termination to exercise any vested stock options granted under the 2005 Incentive Plan. However, the award agreements also generally provide that if the optionee's employment terminates due to death or disability, all stock options will immediately vest upon the optionee's death or disability and the optionee (or his or her estate or personal representative) will have one year from the date of death or disability to exercise the stock options. Award agreements to executive officers, including our Named Executive Officers, also generally provide that all stock options will immediately vest upon the occurrence of a change-in-control of the Company. A copy of the form of Nonqualified Stock Option Agreement used to grant stock options to employees, including our Named Executive Officers, under the 2005 Incentive Plan was filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed with the SEC on September 25, 2007.

        LTIP Performance Shares.    The award agreements for LTIP Performance Shares granted under the 2005 Incentive Plan generally provide that if an employee, including a Named Executive Officer, voluntarily terminates employment with the Company prior to payment of the performance shares, all unpaid performance shares are forfeited. In the event of death, disability or termination of employment without cause, the award agreements generally provide that the Company must pay the employee a pro-rata portion of the performance shares he would have been entitled to based on the performance of the Company during the full fiscal quarters completed during the applicable Performance Period until the date of termination. Generally the award agreements for performance shares also provide that in the event of a change-in-control of the Company, the Company will pay the employee a pro-rata portion of the performance shares he would have been entitled to based on the performance of the Company during the full fiscal quarters completed during the applicable Performance Period until the date of the change-in-control. A copy of the form of LTIP Performance Shares Agreement used to grant performance shares to employees, including our Named Executive Officers, under the 2005 Incentive Plan was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 filed with the SEC on September 25, 2007.

Other Stock Option Plans

        The Company has three other stock option plans pursuant to which our Named Executive Officers held outstanding stock options at the end of fiscal 2007: (a) the 1994 Stock Option Plan, as amended (the "1994 Option Plan"), (b) the 1996 Stock Option Plan, as amended (the "1996 Option Plan"), and (c) the 1999 Stock Option Plan. These plans were terminated in connection with the adoption of the 2005 Incentive Plan in March 2005.

        The award agreements for stock options granted under these option plans generally provide that if an optionee, including a Named Executive Officer, voluntarily terminates employment with the Company, all unvested stock options will terminate and the optionee will have one month (30 days under the 1994 Option Plan) from the date of termination to exercise any vested stock options. However, the award agreements also generally provide that if the optionee's employment terminates due to death or disability, all stock options will immediately vest upon the optionee's death or disability and the optionee (or his or her estate or personal representative) will have one year from the date of death or disability to exercise the stock options. The award agreements granting stock options to executive officers, including our Named Executive Officers, under each of these plans also generally provide that all stock options will immediately vest upon the occurrence of a change-in-control of the Company.

        In addition to the provisions described above, the 1994 Option Plan also provides that if the optionee retires with the consent of the Company in accordance with the normal retirement policies of the Company, then all stock options immediate vest and the optionee will have three months following his retirement to exercise the stock options.

Potential Post-Termination Benefits Table

        The table below quantifies certain compensation that would have become payable to our Named Executive Officers in the event such executive officer's employment had terminated on September 30, 2007 under various circumstances. The estimates set forth in the table are based on our Named Executive Officers' compensation and service levels as of such date and, if applicable, the closing stock price of our common stock on that date. Based on the fact that September 30, 2007 was a Sunday, the table below used the closing price of our common stock on September 28, 2007 which was $22.35. These benefits are in addition to benefits generally available to salaried employees such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay.

        Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed to our Named Executive Officers may be different. Factors that could affect these amounts include the timing of any such event, our stock price and the executive's age.

	Voluntary		Involuntary
Compensation Program	For Good Reason	Other than Good Reason	For Cause	Without Cause	Death	Disability	Retirement	Involuntary or for Good Reason after Change-in- Control
Cash Severance:
Heasley	$1,710,378	$0	$0	$1,710,378	$0	$0	$0	$3,150,000
Maki	$0	$0	$0	$0	$0	$0	$0	$800,016
Lyons	$0	$0	$0	$0	$0	$0	$0	$1,000,008
Vipond	$0	$0	$0	$0	$0	$0	$0	$1,200,000
Morem	$0	$0	$0	$0	$0	$0	$0	$720,008
Bonus Payment:
Heasley	$28,754	$0	$0	$28,754	$0	$0	$0	$500,000
Maki	$0	$0	$0	$0	$0	$0	$0	$150,000
Lyons	$0	$0	$0	$0	$0	$0	$0	$225,000
Vipond	$0	$0	$0	$0	$0	$0	$0	$250,000
Morem	$0	$0	$0	$0	$0	$0	$0	$130,000
Stock Options:
Heasley	$0	$0	$0	$0	$0	$0	$0	$0
Maki	$0	$0	$0	$0	$0	$0	$0	$0
Lyons	$0	$0	$0	$0	$0	$0	$0	$0
Vipond	$0	$0	$0	$0	$36,166	$36,166	$0	$36,166
Morem	$0	$0	$0	$0	$0	$0	$0	$0
Performance Plan (1):
Heasley	$0	$0	$0	$0	$0	$0	$0	$0
Maki	$0	$0	$0	$0	$0	$0	$0	$0
Lyons	$0	$0	$0	$0	$0	$0	$0	$0
Vipond	$0	$0	$0	$0	$0	$0	$0	$0
Morem	$0	$0	$0	$0	$0	$0	$0	$0
Health & Welfare Benefit Continuation:
Heasley	$30,000	$0	$0	$30,000	$0	$0	$0	$45,000
Maki	$0	$0	$0	$0	$0	$0	$0	$30,000
Lyons	$0	$0	$0	$0	$0	$0	$0	$30,000
Vipond	$0	$0	$0	$0	$0	$0	$0	$30,000
Morem		$0	$0	$0			$0	$30,000
Outplacement Services:
Heasley	$0	$0	$0	$0	$0	$0	$0	$50,000
Maki	$0	$0	$0	$0	$0	$0	$0	$50,000
Lyons	$0	$0	$0	$0	$0	$0	$0	$50,000
Vipond	$0	$0	$0	$0	$0	$0	$0	$50,000
Morem	$0	$0	$0	$0	$0	$0	$0	$50,000
Excise Tax Gross-Up / (Forfeiture) Related to a CIC:
Heasley	$0	$0	$0	$0	$0	$0	$0	$1,736,303
Maki	$0	$0	$0	$0	$0	$0	$0	$0
Lyons	$0	$0	$0	$0	$0	$0	$0	$0
Vipond	$0	$0	$0	$0	$0	$0	$0	$0
Morem	$0	$0	$0	$0	$0	$0	$0	$0
Totals:
Heasley	$1,769,132	$0	$0	$1,769,132	$0	$0	$0	$5,481,303
Maki	$0	$0	$0	$0	$0	$0	$0	$1,030,016
Lyons	$0	$0	$0	$0	$0	$0	$0	$1,305,008
Vipond	$0	$0	$0	$0	$0	$0	$0	$1,566,166
Morem	$0	$0	$0	$0	$0	$0	$0	$930,008

(1)
Based on the financial performance of the Company as of September 28, 2007, the Company did not meet the threshold performance requirements necessary for the payout of any performance shares to our Named Executive Officers.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ACI Worldwide, Inc., The S&P 500 Index
And The NASDAQ Electronic Components Index

*
$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

        The following table sets forth, as of September 30, 2007, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,008,078	$22.35	2,788,450	(1)
Equity compensation plans not approved by security holders (2)	—	$—	—

Total	4,008,078	$22.35	2,788,450

(1)
Includes shares remaining available for future issuance under the 1999 Stock Option Plan, as amended, and the 2005 Incentive Plan, as amended. This number reflects shares reserved for issuance in connection with long-term incentive awards under the 2005 Incentive Plan outstanding as of September 30, 2007 based on the targeted award amounts.

SECURITY OWNERSHIP

        The following tables set forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by (i) each of our directors, (ii) each of our executive officers named in the Summary Compensation Table above, (iii) all of our executive officers and directors as a group, and (iv) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock. The percentages in these tables are based on 35,676,569 outstanding shares of common stock, exclusive of 5,144,947 shares of common stock held as treasury stock by the Company. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options held by that person that will be exercisable within 60 days of December 31, 2007, are deemed to be outstanding. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Directors and Executive Officers

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by (i) each of our directors, (ii) each of our executive officers named in the

Summary Compensation Table above and (iii) all of our executive officers and directors as a group. No family relationships exist among our directors and executive officers.

Beneficial Owner	Number of Shares Directly Owned	Number of Shares Subject to Currently Exercisable Options or Which May be Acquired Within 60 Days (1)	Total Shares Beneficially Owned	Percent
Philip G. Heasley	220,685	300,000	520,685	1.46%
Mark R. Vipond	34,984	99,547	134,531	*
Harlan F. Seymour	4,000	46,000	50,000	*
John E. Stokely	2,000	42,000	44,000	*
John D. Curtis	2,000	42,000	44,000	*
David N. Morem	2,142	37,500	39,642	*
Jan H. Suwinski	30,000	—	30,000	*
Craig A. Maki	1,875	25,000	26,875	*
Henry C. Lyons	318	25,000	25,318	*
John M. Shay, Jr.	3,000	10,000	13,000	*
Anthony J. Parkinson (2)	6,094	—	6,094	*
Alfred R. Berkeley, III	3,930	—	3,930	*
David R. Bankhead	—	—	—	*
All Directors and current Executive Officers as a group (15 persons) (3)	338,381	788,297	1,126,678	3.16%

*
Less than 1% of the outstanding shares of our common stock.

(1)
Includes shares issuable upon exercise of vested stock options as of 60 days following December 31, 2007 (February 29, 2008).

(2)
Mr. Parkinson retired from the Company effective July 31, 2007 and Mr. Bankhead retired from the Company effective August 15, 2007.

(3)
The amounts reflected in this row include the share ownership information for Messrs. Parkinson and Bankhead because pursuant to SEC rules, Messrs. Parkinson and Bankhead are both deemed to be Named Executive Officers for fiscal 2007 even though neither individual was serving as an executive officer nor employed by the Company as of September 30, 2007.

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by each person known by the Company to beneficially own more than 5% of the outstanding shares of our common stock.

Beneficial Owner	Number of Shares	Percent
Waddell and Reed Investment Management Co. (1) 6300 Lamar Avenue, Overland Park, KS 66202	6,806,658	19.08%
RS Investment Management Co. LLC (1) 388 Market Street, Suite 1700, San Francisco, CA 94111	4,445,303	12.46%
Westfield Capital Management Co. LLC (1) One Financial Center, 23rd Floor, Boston, MA 02111	2,383,314	6.68%
MFS Investment Management (1) 500 Boylston Street, Boston, MA 02116-3741	1,976,430	5.54%
William Blair Capital Management LLC (1) 222 West Adams Street, Chicago, IL 60606	1,939,433	5.44%

(1)
The number of shares in this table is based on reporting from NASDAQ Online as of December 31, 2007, based on the Schedule 13G and 13F filings as of such date as well as a 13G filing on January 9, 2008 and a 13F filing on January 10, 2008. The Company is not aware of any additional filings by any person or company known to beneficially own more than 5% of the outstanding shares of Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

        We recognize that related person transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than in our best interests and that of our stockholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, our best interests. Pursuant to its charter, our Audit Committee is responsible for reviewing and approving all transactions with any related person. Related persons include any of our directors or executive officers and their respective immediate family members.

        In addition, our Code of Business Conduct and Ethics establishes a policy on potential conflicts of interest. Under the Code of Business Conduct and Ethics our directors and employees, including our executive officers, must promptly report any transaction, relationship or circumstance that creates or may create a conflict of interest. Any conflict of interest for our non-director and non-executive officer employees is prohibited unless a waiver is obtained from our General Counsel. Conflicts of interest involving our directors and executive officers are prohibited unless waived by our Board or a committee of our Board. Any waiver of a conflict of interest involving one of our directors or executive officers will be promptly disclosed in accordance with applicable law and NASDAQ listing requirements. Pursuant to its charter, our Corporate Governance Committee is responsible for reviewing and considering possible conflicts of interest which involve members of our Board or management.

        We also have a Code of Ethics for the CEO and Senior Financial Officers which requires that our CEO, CFO, Chief Accounting Officer, Controller and persons performing similar functions avoid actual and apparent conflicts of interest in personal and professional relationships and that they disclosure to the Chairman of our Audit Committee any material transaction or relationship that reasonable could be expected to give rise to a conflict.

Director Independence

        The Company is governed by our Board of Directors. In accordance with the Company's Corporate Governance Guidelines, at least a majority of our Board must consist of independent directors. For a director to be considered independent, our Board must determine that the director does not have any direct or indirect material relationship with the Company. Our Board has established guidelines to assist it in determining director independence, which conform to the independence requirements in the NASDAQ listing standards. In addition to applying these guidelines, our Board considers all relevant facts and circumstances in making an independence determination. With the exception of Mr. Heasley, our President and CEO, each of the directors is independent.

        All members of the Company's standing Audit Committee, Compensation Committee, and Corporate Governance Committee must be independent directors as defined by the Company's Corporate Governance Guidelines. Members of the Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors' compensation.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

        The following table sets forth the aggregate fees paid or payable relating to the audit of 2007 and 2006 consolidated financial statements and the fees billed for other services including:

Fee Category	Fiscal 2007	Fiscal 2006
	($)
Audit Fees	3,792,000	4,900,000
Audit Related Fees	31,000	24,390
Tax Fees	30,000	137,813
Other Fees	0	0

Total Fees	3,853,000	5,062,203

        Audit Fees.    This category represents the aggregate fees paid or payable to KPMG LLP ("KPMG") for professional services rendered for the audit of the Company's annual consolidated financial statements for fiscal 2007 and fiscal 2006 and the audit of the effectiveness of the Company's internal controls over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (the "PCAOB") (established under the Sarbanes-Oxley Act of 2002).

        Audit-Related Fees.    This category represents the aggregate fees billed by KPMG for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees" for fiscal 2007 or fiscal 2006. The professional services rendered in fiscal 2007 consisted of (i) assistance with review of SEC Comment Letters, (ii) services associated with the Company's filings of a SEC Form S-8 registration statement and a SEC Form 8-K for the acquisition of P&H Solutions, Inc. The professional services rendered in fiscal 2006 consisted of (i) technical accounting consultations related to acquisition accounting matters and (ii) other technical accounting consultations.

        Tax Fees.    This category represents the aggregate fees billed by KPMG for tax-related services rendered to the Company for fiscal 2007 and 2006 which related primarily to tax planning projects and, to a lesser extent, tax compliance issues, including assistance in the preparation of (i) expatriate tax returns and payroll calculations, (ii) original and amended foreign income tax returns, (iii) amended state income tax returns, and (iv) foreign tax credit calculations.

        All Other Fees.    As noted above, there were no other fees billed by KPMG for services rendered to the Company, other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees."

        The Audit Committee has considered whether the provision of the services by KPMG, as described above in "Tax Fees" and "All Other Fees," is compatible with maintaining the independent auditor's independence.

Pre-Approval of Audit and Non-Audit Services

        We have adopted policies and procedures for pre-approval of all audit and non-audit services to be provided to us by our independent auditor and its member firms. Under these policies and procedures, all audit and non-audit services to be performed by the independent auditor must be approved by the Audit Committee. A proposal for audit and non-audit services must include a description and purpose of the services, estimated fees and other terms of the services. To the extent a proposal relates to non-audit services, a determination that such services qualify as permitted non-audit services and an explanation as to why the provision of such services would not impair the independence of the independent auditor are also required. Any engagement letter relating to a proposal must be presented to the Audit Committee for review and approval, and the chairman of the Audit Committee may sign, or authorize an officer to sign, such engagement letter.

        All services provided by the independent auditor in fiscal 2007 were approved by the Audit Committee.

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

        (3)   Exhibits.    The following exhibit index lists exhibits incorporated herein by reference, filed as part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit No.		Description
3.01	(1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)	Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate
10.01	(4) *	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10.02	(5) *	ACI Holding, Inc. 1994 Stock Option Plan, as amended
10.03	(6) *	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10.04	(7) *	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan, as amended
10.05	(8) *	Transaction Systems Architects, Inc. 1999 Stock Option Plan, as amended
10.06	(9) *	Transaction Systems Architects, Inc. 1999 Employee Stock Purchase Plan, as amended
10.07	(10) *	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10.08	(11) *	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
10.9	(12) *	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10.10	(13) *	Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers
10.11	(14) *	Indemnification Agreement between the Company and certain officers, including executive officers
10.12	(15)	Asset Purchase Agreement by and between S2 Systems, Inc. and the Company

10.13	(16) *	Form of Stock Option Agreement for the Company's 1994 Stock Option Plan
10.14	(17) *	Form of Stock Option Agreement for the Company's 1996 Stock Option Plan
10.15	(18) *	Form of Stock Option Agreement for the Company's 1997 Management Stock Option Plan
10.16	(19) *	Form of Stock Option Agreement for the Company's 1999 Stock Option Plan
10.17	(20) *	Form of Stock Option Agreement for the Company's 2000 Non-Employee Director Plan
10.18	(21) *	Form of Stock Option Agreement for the Company's 2002 Non-Employee Director Plan
10.19	(22) *	Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.20	(23) *	Form of Nonqualified Stock Option Agreement — Employee for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.21	(24) *	Form of LTIP Performance Shares Agreement for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.22	(25) *	Employment Agreement by and between the Company and Philip G. Heasley, dated March 8, 2005
10.23	(26) *	First Amendment to Employment Agreement between the Company and Philip G. Heasley dated September 5, 2007
10.24	(27) *	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005
10.25	(28) *	Change-in-Control Severance Compensation Agreement by and between the Company and Philip G. Heasley, dated March 8, 2005
10.26	(29) *	MessagingDirect Ltd. Amended and Restated Employee Share Option Plan, as amended
10.27	(30)	Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG
10.28	(31)	Agreement and Plan of Merger dated August 28, 2006 by and among Transaction Systems Architects, Inc., Parakeet MergerSub Corp., and P&H Solutions, Inc.
10.29	(32)	Credit Agreement by and among Transaction Systems Architects, Inc. and Wachovia Bank, National Association
10.30	(33) *	Description of the 2007 Fiscal Year Management Incentive Compensation Plan
10.31	(34) *	Description of the 2007 Calendar Year Management Incentive Compensation Plan
10.32	(35) *	Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007
10.33	(36) *	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)
Incorporated herein by reference to registrant's current report on Form 8-K filed July 30, 2007.

(2)
Incorporated herein by reference to Exhibit 3.2 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2007.

(3)
Incorporated herein by reference to Exhibit 4.01 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(4)
Incorporated herein by reference to Exhibit 10.09 to the registrant's Registration Statement No. 33-88292 on Form S-1.

(5)
Incorporated herein by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(6)
Incorporated herein by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(7)
Incorporated herein by reference to Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(8)
Incorporated herein by reference to Exhibit 10.4 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(9)
Incorporated herein by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2005.

(10)
Incorporated herein by reference to Exhibit 10.6 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(11)
Incorporated herein by reference to Exhibit 10.7 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(12)
Incorporated herein by reference to registrant's quarterly report on Form 10-Q for the period ended March 31, 2007.

(13)
Incorporated herein by reference to Exhibit 10.16 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2003.

(14)
Incorporated herein by reference to Exhibit 10.17 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2003.

(15)
Incorporated herein by reference to Exhibit 2.1 to the registrant's current report on Form 8-K filed on July 1, 2005.

(16)
Incorporated herein by reference to Exhibit 10.18 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2004.

(17)
Incorporated herein by reference to Exhibit 10.19 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2004.

(18)
Incorporated herein by reference to Exhibit 10.20 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2004.

(19)
Incorporated herein by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2007.

(20)
Incorporated herein by reference to Exhibit 10.22 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2004.

(21)
Incorporated herein by reference to Exhibit 10.23 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2004.

(22)
Incorporated herein by reference to Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2007.

(23)
Incorporated herein by reference to Exhibit 10.4 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2007.

(24)
Incorporated herein by reference to Exhibit 10.5 to the registrant's quarterly report on Form 10-Q for period ended June 30, 2007.

(25)
Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on March 10, 2005.

(26)
Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed September 7, 2007.

(27)
Incorporated herein by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed on March 10, 2005.

(28)
Incorporated herein by reference to Exhibit 10.3 to the registrant's current report on Form 8-K filed on March 10, 2005.

(29)
Incorporated herein by reference to Exhibit 10.5 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2006.

(30)
Incorporated herein by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2006.

(31)
Incorporated herein by reference to Exhibit 2.1 to the registrant's current report on Form 8-K filed on September 1, 2006.

(32)
Incorporated herein by reference to Exhibit 10.33 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2006.

(33)
Incorporated herein by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed December 21, 2006.

(34)
Incorporated herein by reference to Exhibit 10.1 of the registrant's current report on Form 8-K filed March 21, 2007.

(35)
Incorporated herein by reference to Exhibit 10.1 the registrant's current report on Form 8-K filed May 16, 2007.

(36)
Incorporated herein by reference to Exhibit 10.2 the registrant's current report on Form 8-K filed September 7, 2007.

*
Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ACI Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

In 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 29, 2008, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
January 29, 2008

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2007	September 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$60,794	$110,148
Billed receivables, net of allowances of $2,041 and $2,110	70,384	72,439
Accrued receivables	11,955	14,443
Deferred income taxes, net	7,088	9,410
Recoverable income taxes	3,852	3,791
Prepaid expenses	10,572	8,389
Other current assets	7,233	10,690

Total current assets	171,878	229,310
Property, plant and equipment, net	19,356	14,306
Software, net	31,764	34,294
Goodwill	205,715	191,518
Other intangible assets, net	39,685	42,435
Deferred income taxes, net	24,315	13,721
Other assets	14,028	13,781

Total assets	$506,741	$539,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,677	$15,090
Accrued employee compensation	22,625	30,089
Deferred revenue	97,042	78,996
Income taxes payable	2,251	5,579
Accrued settlement for class action litigation	—	8,450
Accrued and other current liabilities	17,925	23,174

Total current liabilities	154,520	161,378

Deferred revenue	30,280	20,380
Note payable under credit facility	75,000	75,000
Deferred income taxes, net	3,265	1,427
Other noncurrent liabilities	18,664	13,968

Total liabilities	281,729	272,153

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and 2006, respectively	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 and 40,823,728 shares issued and outstanding at September 30, 2007 and 2006, respectively	204	204
Treasury stock, at cost, 5,115,367 and 3,561,745 shares outstanding at September 30, 2007 and 2006, respectively	(140,340)	(94,313)
Additional paid-in capital	312,642	307,553
Retained earnings	53,226	62,357
Accumulated other comprehensive loss	(720)	(8,589)

Total stockholders' equity	225,012	267,212

Total liabilities and stockholders' equity	$506,741	$539,365

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Revenues:
Software license fees	$149,485	$175,629	$168,422
Maintenance fees	121,233	103,708	93,501
Services	95,500	68,565	51,314

Total revenues	366,218	347,902	313,237

Expenses:
Cost of software license fees	42,237	31,124	24,666
Cost of maintenance and services	98,605	79,622	60,337
Research and development	52,088	40,768	39,688
Selling and marketing	70,280	66,720	65,612
General and administrative	100,589	67,440	58,683
Settlement of class action litigation	—	8,450	—

Total expenses	363,799	294,124	248,986

Operating income	2,419	53,778	64,251
Other income (expense):
Interest income	4,082	7,825	3,843
Interest expense	(6,644)	(185)	(510)
Other, net	(3,740)	(543)	(1,681)

Total other income (expense)	(6,302)	7,097	1,652

Income (loss) before income taxes	(3,883)	60,875	65,903
Income tax expense	5,248	5,510	22,804

Net income (loss)	$(9,131)	$55,365	$43,099

Earnings per share information
Weighted average shares outstanding
Basic	36,933	37,369	37,682
Diluted	36,933	38,237	38,507
Earnings per share
Basic	$(0.25)	$1.48	$1.14
Diluted	$(0.25)	$1.45	$1.12

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock (1)	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2004	$196	$(35,258)	$268,406	$(36,107)	$(9,775)	$187,462
Comprehensive income information:
Net income	—	—	—	43,099	—	43,099
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	620	620
Change in unrealized investment holding loss	—	—	—	—	(6)	(6)

Comprehensive income						43,713
Repurchase of common stock	—	(33,338)	—	—	—	(33,338)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,007	—	—	1,007
Exercises of stock options	6	—	14,114	—	—	14,120
Tax benefit of stock options exercised	—	—	4,061	—	—	4,061
Stock option compensation	—	—	413	—	—	413

Balance at September 30, 2005	202	(68,596)	288,001	6,992	(9,161)	217,438

Comprehensive income information:
Net income	—	—	—	55,365	—	55,365
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	566	566
Change in unrealized investment holding loss	—	—	—	—	6	6

Comprehensive income						55,937
Repurchase of common stock	—	(40,156)	—	—	—	(40,156)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	507	751	—	—	1,258
Exercises of stock options	2	6,002	5,752	—	—	11,756
Issuance of common stock in connection with eps AG acquisition	—	7,930	3,125	—	—	11,055
Tax benefit of stock options exercised	—	—	3,610	—	—	3,610
Stock option compensation	—	—	6,314	—	—	6,314

Balance at September 30, 2006	204	(94,313)	307,553	62,357	(8,589)	267,212

Comprehensive income (loss) information:
Net loss	—	—	—	(9,131)	—	(9,131)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	7,869	7,869

Comprehensive income (loss)						(1,262)
Repurchase of common stock	—	(46,187)	—	—	—	(46,187)
Exercises of stock options	—	160	(155)	—	—	5
Stock option settlements	—	—	(3,399)	—	—	(3,399)
Tax benefit of stock options exercised and settled	—	—	1,074	—	—	1,074
Stock based compensation	—	—	7,311	—	—	7,311
Employee Stock Purchase Plan compensation	—	—	258	—	—	258

Balance at September 30, 2007	204	(140,340)	312,642	53,226	(720)	225,012

(1)
During fiscal 2005, the Company's stockholders approved a proposal that re-designated the Company's Class A Common Stock as Common Stock without modification of the rights, preferences or privileges associated with such shares and eliminated the Company's Class A Common Stock.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(9,131)	$55,365	$43,099
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	5,900	3,984	3,832
Amortization	14,603	4,377	1,348
Tax expense of intellectual property shift	1,912	637	—
Amortization of debt financing costs	336	—	—
Gain on transfer of assets under contractual arrangement	(404)	—	—
(Gain) loss on disposal of assets	(28)	452	119
Change in fair value of interest rate swaps	2,077	—	—
Deferred income taxes	(6,832)	(9,810)	(1,177)
Stock-based compensation expense	7,569	6,314	413
Tax benefit of stock options exercised and cash settled	1,043	1,370	4,061
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	11,145	(6,226)	(9,751)
Other current assets	(1,659)	(810)	(3,289)
Other assets	(2,293)	151	(1,073)
Accounts payable	(3,343)	(1,381)	1,792
Accrued employee compensation	(12,162)	(2,483)	4,372
Accrued liabilities	2,949	(334)	(375)
Accrued settlement for class action litigation	(8,450)	8,450	—
Current income taxes	(1,122)	(1,600)	8,050
Deferred revenue	20,738	(7,354)	1,502
Other current and noncurrent liabilities	1,999	9,599	228

Net cash flows from operating activities	24,847	60,701	53,151

Cash flows from investing activities:
Purchases of property and equipment	(7,784)	(3,928)	(3,832)
Purchases of software and distribution rights	(1,107)	(2,060)	(1,573)
Purchases of marketable securities	(2,500)	(50,938)	(85,301)
Sales of marketable securities	2,500	123,763	47,864
Proceeds from transfer of assets under contractual arrangements	500	—	—
Acquisition of businesses, net of cash acquired	(17,579)	(146,274)	(36,568)
Other	6	—	—

Net cash flows from investing activities	(25,964)	(79,437)	(79,410)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,258	1,007
Proceeds from exercises of stock options	40	11,756	14,120
Excess tax benefit of stock options exercised	31	2,240	—
Purchases of common stock	(46,707)	(39,676)	(33,014)
Borrowings under revolving credit facility	—	75,000	—
Payments on debt	—	(2,319)	(7,264)
Payments on capital leases	(3,369)	(1,405)	(44)
Payment for debt issuance costs	—	(1,680)	—
Other	—	(18)	439

Net cash flows from financing activities	(50,005)	45,156	(24,756)

Effect of exchange rate fluctuations on cash	1,768	35	510

Net increase (decrease) in cash and cash equivalents	(49,354)	26,455	(50,505)
Cash and cash equivalents, beginning of period	110,148	83,693	134,198

Cash and cash equivalents, end of period	$60,794	$110,148	$83,693

Supplemental cash flow information
Income taxes paid, net	$14,450	$2,069	$11,283
Interest paid	$3,573	$153	$519
Supplemental noncash investing activities
Shares issued in connection with acquisitions	$—	$11,055	$—
Costs accrued in connection with acquisitions	$47	$606	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

        On February 23, 2007, our Board of Directors approved a change in the Company's fiscal year from a September 30th fiscal year-end to a December 31st fiscal year-end, effective as of January 1, 2008 for the fiscal year ending December 31, 2008.

        On July 24, 2007, the stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change the Company name from "Transaction Systems Architects, Inc." to "ACI Worldwide, Inc." ("the Company"). The Company has been marketing its products and services under the ACI Worldwide brand since 1993 and has gained significant market recognition under this brand name. Historically, the Company operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide. In the first quarter of fiscal 2006, the Company restructured its organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

Nature of Business

        ACI Worldwide, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as "ACI" or the "Company"), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and electronic-payment processors, both in domestic and international markets.

        The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During fiscal 2007, 2006 and 2005, approximately 49%, 57%, and 57%, respectively, of the Company's total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company's licenses are time-based ("term") licenses.

Consolidated Financial Statements

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company's consolidated financial statements as of the date of acquisition include: Visual Web Solutions, Inc. ("Visual Web") acquired during 2007; Stratasoft Sdn Bhd ("Stratasoft") acquired during 2007; eps Electronic Payment Systems AG ("eps AG"), and its subsidiaries acquired during 2006; P&H Solutions, Inc. ("P&H"), acquired during 2006; and S2 Systems, Inc. ("S2"), acquired during 2005. All significant intercompany balances and transactions have been eliminated.

Capital Stock

        Our outstanding capital stock consists of a single class of common stock. Each share of common stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.

Use of Estimates in Preparation of Consolidated Financial Statements

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition, Accrued Receivables and Deferred Revenue

        Software License Fees.    The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions ("SOP 98-9"), and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition. For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence ("VSOE") of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as post contract customer support (maintenance or "PCS") or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

        When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin ("ARB") No. 45, Long-Term Construction-Type Contracts ("ARB No. 45"), and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

        For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery, the software license fee is deemed not to be fixed or determinable. For software

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company's products, VSOE of the fair value of PCS is determined by reference to stated renewals with consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company's normal pricing practices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Certain of the Company's software license arrangements are short-term, time-based license arrangements or include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods. For these arrangements, VSOE of fair value of PCS does not exist and revenues are therefore recognized ratably over the contractually specified PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts assigned to the various elements, including software license fees and maintenance fees. The following are amounts included in revenues in the consolidated statements of operations for which VSOE of fair value does not exist for each element (in thousands):

	Year Ended September 30,
	2007	2006	2005
Software license fees	$9,792	$15,432	$20,227
Maintenance fees	4,440	5,632	6,455
Services	4,568	4,441	1,438

Total	$18,800	$25,505	$28,120

        Maintenance Fees.    The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally five years. These arrangements include an initial (bundled) PCS term of one or two years with subsequent renewals for additional years within the initial license period. For arrangements in which the Company looks to substantive renewal rates to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by reference to the stated renewal rate. For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

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

        Hosting.    The Company's hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separate provisions of Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables. The Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements. Any up-front fees allocated to the hosting services are recognized over the estimated life of the hosting relationship. Professional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value.

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

        The Company maintains a general allowance for doubtful accounts based on historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in accounts receivable. In estimating the necessary level of our allowance for doubtful accounts, management considers the aging of accounts receivable, the creditworthiness of customers, economic conditions within the customer's industry, and general economic conditions, among other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following reflects activity in the Company's allowance for uncollectible accounts receivable (in thousands):

	Year Ended September 30,
	2007	2006	2005
Balance, beginning of period	$2,110	$2,390	$2,834
Additions related to acquisition of S2	—	—	1,060
Additions related to acquisition of eps AG	—	113	—
Additions related to acquisition of P&H	—	235	—
Additions related to acquisition of Stratasoft	339	—	—
Provision (recovery) charged to (released from) general and administrative expense	373	206	(1,391)
Amounts written off, net of recoveries	(781)	(834)	(113)

Balance, end of period	$2,041	$2,110	$2,390

        Amounts charged to (released from) general and administrative expenses during fiscal 2007, 2006 and 2005 reflect increases (reductions) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, as well as collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Software

        Software consists of internally-developed software and purchased software. Internally developed software may be for internal use or available for sale. Costs related to certain internally-developed software, which is available for sale, are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS No. 86"), when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. Internally-developed software for internal use is capitalized in accordance with AICPA SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("internal-use software") ("SOP 98-1").

        Purchased software consists of computer software obtained from third-party suppliers for internal use that is capitalized in accordance with SOP 98-1. Purchased software also consists of software that was acquired primarily as the result of a business acquisition whether for internal use (accounted for in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with SOP 98-1) or to be marketed externally ("acquired software") (accounted for in accordance with SFAS No. 86).

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

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company assesses goodwill for impairment at least annually. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

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

Debt — Financing Agreements

        In the past, as an element of its cash management program, the Company periodically sold rights to future payment streams under software license arrangements with extended payment terms. In accordance with Financial Accounting Standards Board ("FASB") EITF Issue No. 88-18, Sales of Future Revenues, the Company recorded the proceeds received from these financing agreements as debt. The Company reduced the debt principal as payments were made. Interest on the debt accrued monthly and was computed using the effective interest method. The balance of these financing agreements was paid in full during fiscal 2006 and the Company has not entered into any subsequently.

Interest Rate Swap Agreements

        The Company maintains an interest-rate risk-management strategy that uses interest rate swaps to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in interest rates. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

opportunities. The Company monitors interest rate cash flow risk attributable to both the Company's outstanding and forecasted debt obligations. The risk management involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

        The Company used variable debt to finance an acquisition. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of September 30, 2007, the Company had two interest rate swap agreements with a combined notional amount of $125 million. These interest rate swap agreements did not qualify as accounting hedges under SFAS No. 133, Accounting for Derivate Instruments and Certain Hedging Activities ("SFAS No. 133").

        In June 1998, the FASB issued SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133 ("SFAS No. 138"). SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. See Note 7,"Derivative Instruments and Hedging Activities", for additional details on the Company's interest rate swaps.

Treasury Stock

        The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders' equity. The Company issues shares of treasury stock upon exercise of stock options, payment of earned performance shares, and for issuances of common stock pursuant to the Company's employee stock purchase plan. The Company also issued shares of treasury stock in connection with the eps AG acquisition in which the Company issued restricted shares of the Company's common stock. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

Stock-Based Compensation Plans

        On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees based on estimated fair values. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations. In March 2005, the SEC issued SAB No. 107, which does not modify any of SFAS No. 123(R)'s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

        Upon adoption of SFAS No. 123(R), all of the Company's existing stock-based compensation awards were determined to be equity-classified awards. A portion of these options were reclassified as liability-classified awards as they cash settled during fiscal 2007, because the Company was not current with its filings with the SEC. The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of stock-based awards that are outstanding as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2005 for which the requisite service has not been rendered (i.e. nonvested awards). The compensation cost is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company recognized compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS No. 123(R) was adopted through the end of the requisite service period. Under the modified prospective transition method, the consolidated financial statements are unchanged for periods prior to adoption and the pro forma disclosures previously required by SFAS No. 123 for those prior periods will continue to be required to the extent those amounts differ from the amounts in the statement of operations.

        In accordance with SFAS No. 123(R), the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS No. 123 for periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Share-based compensation expense is recorded in operating expenses depending on where the respective individual's compensation is recorded. The Company generally utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 13, "Stock-Based Compensation Plans".

        During fiscal 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share and 40,000 stock options with a grant date fair value of $11.36 per share that vest, if at all, at any time following the second anniversary of the date of grant, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. In order to determine the grant date fair value of the stock options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company's historical price movements, changes in the value of The NASDAQ Global Select Stock Market over time, and the correlation coefficient and beta between the Company's stock price and The NASDAQ Global Select Stock Market. These awards are expensed over the derived service period of 3.6 years.

        Pursuant to the Company's 2005 Equity and Performance Incentive Plan, the Company grants long-term incentive program performance share awards ("LTIP Performance Shares") to key employees of the Company, including named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the "Performance Period"), of performance goals related to (i) the compound annual growth over the Performance Period in the Company's 60-month contracted backlog as determined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company's consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company's consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company's earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Expense related to these awards is accrued if the attainment of performance indicators is probable as determined by management. The expense is recognized over the applicable Performance Period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock option plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations. Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized using the straight-line method over the service periods of the options. Additionally, there were certain awards that were accounted for under the variable accounting method. Under that method, charges or benefits are taken each reporting period to reflect increases or decreases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled.

  Translation of Foreign Currencies

        The Company's foreign subsidiaries typically use the local currency of the countries in which they are located as their functional currency. Their assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates during the period. Translation gains and losses are reflected in the consolidated financial statements as a component of accumulated other comprehensive income (loss). Transaction gains and losses, including those related to intercompany accounts, that are not considered to be of a long-term investment nature are included in the determination of net income (loss). Transaction gains and losses, including those related to intercompany accounts, that are considered to be of a long-term investment nature are reflected in the consolidated financial statements as a component of accumulated other comprehensive income (loss).

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

        The Company periodically assesses its tax exposures and establishes, or adjusts, estimated reserves for probable assessments by taxing authorities, including the Internal Revenue Service ("IRS"), and various foreign and state authorities. Such reserves represent the estimated provision for income taxes expected to ultimately be paid.

  Recently Issued Accounting Standards

        In June 2005, the FASB issued FASB Staff Position No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations ("FSP FAS 143-1"). FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the "Directive") adopted by the European Union ("EU"). FSP FAS 143-1 is effective the later of the Company's fiscal 2006 or the date that an EU member country in which the Company might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on the Company's financial position, results of operations or cash flows and the Company does not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on its financial position, results of operations or cash flows.

        In June 2006, the FASB ratified EITF No. 06-2 Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences ("EITF No. 06-2").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EITF No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for the Company beginning October 1, 2007, and allow for either retrospective application or a cumulative effect adjustment to equity upon adoption. The Company does not expect that the adoption of EITF No. 06-2 will have a material effect on its consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 will be effective for the Company beginning October 1, 2007. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The Company is currently evaluating the requirements and to date has identified tax contingencies for which it expects to record a cumulative effect adjustment of approximately $3.0 million upon the adoption of FIN 48.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS No. 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Reclassification

        Certain 2006 consolidated balance sheet amounts have been reclassified to conform with the 2007 presentation related to current and deferred income taxes.

2.     Acquisitions

Fiscal 2007 Acquisitions

Visual Web Solutions, Inc.

        On February 7, 2007, the Company acquired Visual Web Solutions, Inc. ("Visual Web"), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. These solutions will complement and be integrated with the Company's United States-centric cash management and online banking solutions to create a more complete international offering. Visual Web has wholly owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

        The consolidated financial statements as of September 30, 2007 and for the fiscal year then ended include amounts acquired from, as well as the results of operations of, Visual Web from February 7, 2007 forward.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        During fiscal 2007, the Company adjusted the initial purchase price allocation resulting in an increase in goodwill of $0.5 million, net due to tax contingencies. The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including tax contingencies and escrow settlements. Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company. Pro forma results are not presented because they are not significant.

Stratasoft Sdn Bhd

        On April 2, 2007, the Company acquired Stratasoft Sdn Bhd ("Stratasoft"), a provider of electronic payment solutions in Malaysia. This acquisition is expected to compliment the Company's strategy to move to a direct sales model in selected markets in Asia.

        The consolidated financial statements as of September 30, 2007 and for the fiscal year then ended include amounts acquired from, as well as the results of operations of, Stratasoft from April 2, 2007 forward.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Prior to the acquisition, Stratasoft had been a distributor of the Company's products within the Malaysian market. Preexisting relationships included trade receivables and payables and certain contracts which were measured at fair value at the acquisition date, resulting in no gain or loss.

        During fiscal 2007, the Company adjusted the initial purchase price allocation resulting in an increase in goodwill of $0.1 million, net due to tax contingencies. The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including bad debt reserves, tax contingencies, earn out and escrow settlements. Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company. Pro forma results are not presented because they are not significant.

Fiscal 2006 Acquisitions

eps Electronic Payment Systems AG

        On May 31, 2006, the Company acquired the outstanding shares of eps AG. The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG will provide the Company additional opportunities to sell its value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG's testing and dispute management solutions into markets beyond Germany. In addition, eps AG's presence in Romania will help the Company more rapidly develop its global offshore development and support capabilities.

        The financial operating results of eps AG beginning June 1, 2006 have been included in the consolidated financial results of the Company for the years ended September 30, 2006 and September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. Cash consideration paid at the initial closing totaled $13.0 million, net of $3.1 million of cash acquired and the remaining cash consideration of $6.1 million was paid on October 31, 2006. All shares of the Company's common stock issued as consideration for the eps AG acquisition were issued at the initial closing. The Company accounted for the acquisition of eps AG in its entirety as of May 31, 2006, and recorded a liability, included in accrued and other liabilities at September 30, 2006, in the amount of $6.1 million for the remaining cash consideration that was paid on October 31, 2006. The Company accounted for this as a delayed delivery of consideration as the price was fixed and not subject to change, with complete decision-making and control of eps AG held by the Company as of the date of the initial closing.

        As noted, the consideration paid for eps AG included 330,827 shares of the Company's common stock, all of which were issued from the Company's treasury stock. Under the terms of the eps AG acquisition, certain of the shares issued have restrictions that prohibit their resale for five years, provided, however, that these resale restrictions expire with respect to 20% of the shares each year commencing with the first anniversary of the initial closing. Due to the resale restrictions, with the assistance of an independent appraiser, the Company determined that a discount to the quoted market price of the Company's common stock in the amount of 19% was appropriate for determining the fair market value of the shares issued. The Company valued the shares issued using an average of the market price of the Company's common stock two days prior and subsequent to the parties agreeing to the terms of the acquisition and its announcement net of the 19% discount for the non-marketability of the shares. The fair market value of each share issued related to the eps AG acquisition was determined to be $33.42 per share.

        Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing would held in escrow as security for a potential contingent obligation. The Company distributed the escrow in October 2006 in accordance with the terms of the escrow arrangement as the contingent liability paid by the Company was recovered from a third party. Additionally, certain of the sellers of eps AG have committed to certain indemnification obligations as part of the sale of eps AG. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps AG acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of eps AG. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition, as well as the weighted-average useful lives of intangible assets (in thousands, except weighted-average useful lives):

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

        During fiscal 2007, the Company adjusted the initial purchase price allocation resulting in a decrease in goodwill of $0.5 million, net due to tax contingencies and severance liabilities. During fiscal 2006, the Company adjusted goodwill by $4.4 million in the fourth quarter for certain items, primarily related to the establishment of deferred tax liabilities.

        Factors contributing to the purchase price which resulted in the recognized goodwill, none of which is tax deductible, include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company.

P&H Solutions, Inc.

        On August 28, 2006, the Company entered into an Agreement and Plan of Merger with P&H under the terms of which P&H became a wholly-owned subsidiary of the Company. P&H was a provider of web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired. The Company's accompanying consolidated statements of operations for fiscal 2006 do not include any results of P&H operations as the acquisition occurred on the last business day of fiscal 2006.

        Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $11.7 million of the cash consideration paid at the initial closing was held in escrow as security for a potential contingent obligation. The escrow agent has distributed the escrow funds in accordance with the terms of the escrow agreement; provided, however, the escrow agent has retained certain funds in escrow subject to the resolution of pending claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The financial operating results of P&H beginning October 1, 2006, have been included in the consolidated financial results of the Company for the fiscal year ended September 30, 2007.

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

        During fiscal 2007, the Company adjusted the initial purchase price allocation resulting in a net increase in goodwill of $0.4 million due to tax adjustments and recovery of bad debt reserves. Factors contributing to the purchase price which resulted in the recognized goodwill, none of which is tax deductible, include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company and to develop and market the Company's products in an Application Software Provider ("ASP") hosting model.

Fiscal 2005 Acquisition

S2 Systems, Inc.

        On July 29, 2005, the Company acquired the business of S2 through the acquisition of substantially all of its assets. S2 was a global provider of electronic payments and network connectivity software. S2 primarily served financial services and retail customers, which are homogeneous and complementary to the Company's target markets. In addition to its United States operations, S2 had a significant presence in Europe, the Middle East and the Asia/Pacific region, generating nearly half of its revenue from international markets.

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

	Amount	Weighted-Average Useful Lives
Current assets:
Billed receivables, net of allowances	$3,171
Other	2,610
Noncurrent assets:
Property and equipment	898
Software	3,012	8.0 years
Goodwill	19,442
Other intangible assets	13,310	8.6 years
Other assets	38

Total assets acquired	42,481
Current liabilities	5,872
Long-term liabilities	41

Total liabilities assumed	5,913

Net assets acquired	$36,568

        During fiscal 2007, the Company adjusted the purchase price allocation by increasing goodwill in the amount of $0.05 million. Under the terms of the asset purchase agreement, the Company is liable to pay seller additional consideration based upon transaction-based license fee revenue of certain customer contracts acquired until the fiscal quarter ended September 30, 2008. In fiscal 2007, the Company paid the seller $0.05 million in transaction-based license fee revenue. The goodwill amount is fully deductible for income tax purposes and presented in further detail in Note 4, "Goodwill".

        During fiscal 2007, the Company settled the escrow amount that had been established with respect to (i) seller indemnification obligations that may arise under the acquisition agreement and (ii) reimbursement for adverse developments that may arise in fulfilling the terms of certain customer contracts. Subject to any claims that may be made against the escrow amount, and pursuant to the terms of the escrow agreement between the parties, the remaining portion of the escrow amount will be distributed to the seller 36 months after closing.

        As part of its acquisition of S2, the Company developed a detailed staff reduction plan (the "S2 Plan") related to former S2 employees. The objective of the S2 Plan was to eliminate excess costs from the acquired operations. Under the S2 Plan, terminated employees received severance benefits which included cash payments based upon completed years of service and current compensation levels, and in some cases relocation benefits. Employees impacted by the S2 Plan include administrative and technical personnel. All activities were completed by end of fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of ACI's significant acquisitions (S2, eps AG and P&H), on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Visual Web and Stratasoft were not significant individually or aggregated, and as such pro forma information is not presented. These results include certain adjustments related to the acquisitions, including adjustments associated with increased interest expense on debt incurred to fund the acquisitions, the depreciation of property, plant and equipment, the amortization of intangible assets, and the related income tax effects (in thousands, except per share amounts):

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

3.     Property and Equipment

        As of September 30, 2007 and 2006, net property and equipment, which includes assets under capital leases, consisted of the following (in thousands):

	September 30,
	2007	2006
Computer and office equipment	$41,723	$35,982
Furniture and fixtures	7,699	6,669
Leasehold improvements	11,264	6,233
Vehicles and other	104	115

	60,790	48,999
Less: accumulated depreciation and amortization	(41,434)	(34,693)

Property and equipment, net	$19,356	$14,306

Asset Retirement Obligations

        We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management's estimates of current market restoration costs, inflation rates and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is amortized, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the consolidated statement of operations. Discount rates used are based on credit-adjusted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk-free interest rates. Based on our current lease commitments, obligations are required to be settled commencing during fiscal year 2008 and ending during fiscal year 2016. Revisions to these obligations may be required if our estimates of restoration costs change. At September 30, 2007 and 2006, we had obligations of $2.6 million and $0.8 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

4.     Goodwill

        Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during fiscal 2007, 2006 and 2005 were as follows (in thousands):

	Americas	EMEA	Asia/ Pacific	Total
Balance, September 30, 2004	$19,595	$17,370	$9,741	$46,706
Foreign currency translation adjustments	—	21	—	21
Additions — acquisition of S2	19,598	(156)	—	19,442

Balance, September 30, 2005	39,193	17,235	9,741	66,169
Foreign currency translation adjustments	55	267	—	322
Additions — acquisition of S2 (1)	(108)	—	(413)	(521)
Additions — acquisition of eps AG	—	26,603	—	26,603
Additions — acquisition of P&H	99,180	—	—	99,180
Assets of business transferred under contractual arrangement (2)	(235)	—	—	(235)

Balance, September 30, 2006	138,085	44,105	9,328	191,518
Foreign currency translation adjustments	(679)	5,897	953	6,171
Additions — P&H (3)	359	—	—	359
Additions — S2 (4)	47	—	—	47
Reductions — eps AG (5)	—	(509)	—	(509)
Additions — acquisition of Visual Web	1,865	—	5,465	7,330
Additions — acquisition of Stratasoft	—	—	799	799

Balance, September 30, 2007	$139,677	$49,493	$16,545	$205,715

(1)
Adjustments to S2 acquisition primarily related to reduction in severance liabilities associated with acquired S2 employees.

(2)
See Note 16, "Assets of Businesses Transferred Under Contractual Arrangements".

(3)
P&H purchase accounting adjustments primarily consist of adjustments to accruals and tax contingencies. The purchase price allocation for the P&H acquisition was finalized as of September 29, 2007.

(4)
Fiscal 2007 adjustment to S2 acquisition relates to a contingency payment made in accordance with the purchase agreement.

(5)
eps AG purchase accounting adjustments primarily consist of adjustments to deferred tax balances.

        Goodwill is assessed for impairment at each fiscal year-end at the reporting unit level. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. In fiscal 2007, 2006 and 2005, the Company performed an impairment test for each reporting unit. No impairment losses were recognized for the years reported.

5.     Software and Other Intangible Assets

        The carrying amount and accumulated amortization of the Company's software that was subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,
	2007	2006
Internally-developed software	$13,302	$13,156
Purchased software	80,836	73,863

	94,138	87,019
Less: accumulated amortization	(62,374)	(52,725)

Software, net	$31,764	$34,294

        At September 30, 2007, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale: $1.8 million in S2 purchased software, $4.1 million of eps AG purchased software, $18.7 million of P&H purchased software, and $1.2 million of Visual Web purchased software. The remaining software net book value of $6.0 million is comprised of various software that has been acquired or developed for internal use. The Company did not capitalize internal software development costs to be marketed for external sale in fiscal 2007, 2006 or 2005.

        At September 30, 2006, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale: $2.2 million in S2 purchased software, $4.7 million of eps AG purchased software, and $24.6 million of P&H purchased software, including $18.8 million in internal use software. The remaining software net book value of $2.8 million is comprised of various software that has been acquired or developed for internal use.

        Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software amortization expense recorded in fiscal 2007, 2006 and 2005 totaled $8.1 million, $2.2 million and $1.1 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amount and accumulated amortization of the Company's other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,
	2007	2006
Customer relationships	$40,488	$36,891
Purchased contracts	11,643	11,411
Trademarks and tradenames	2,246	2,152
Covenant not to compete	1,531	1,450

	55,908	51,904
Less: accumulated amortization	(16,223)	(9,469)

Other intangible assets, net	$39,685	$42,435

        The Company added other intangible assets of $1.2 million and $1.3 million, respectively, from the acquisition of Visual Web and Stratasoft in fiscal 2007 and $25.1 million and $5.7 million, respectively, from the acquisition of P&H and eps AG in fiscal 2006. Other intangible assets amortization expense recorded in fiscal 2007, 2006 and 2005 totaled $6.5 million, $2.1 million and $0.2 million, respectively. Based on capitalized intangible assets at September 30, 2007, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending September 30,	Software Amortization	Other Intangible Assets Amortization
2008	$8,187	$6,459
2009	7,594	6,307
2010	6,475	6,216
2011	5,331	6,221
2012	3,708	4,801
Thereafter	469	9,681

Total	$31,764	$39,685

6.     Debt

Financing Agreements

        Prior to fiscal 2003, the Company sold the rights to future payment streams under software license arrangements with extended payment terms to financial institutions and received cash. The amount of the proceeds received from the financing agreements was typically determined by applying a discount rate to the gross future payments to be received from the customer. The outstanding balance at September 30, 2005 of $2.3 million was paid in full in fiscal 2006. During fiscal 2006 and 2005, the Company recorded interest expense of $0.1 million and $0.4 million, respectively, related to these financing agreements.

Long-term Credit Facility

        In connection with funding the purchase of P&H, on September 29, 2006 the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has the option to increase the aggregate principal amount to $200 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company.

        The Company may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the national prime interest rate plus a margin ranging from 0% to 0.125%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 0.625% to 1.375%. The margins are dependent upon the Company's total leverage ratio at the end of each quarter. The initial borrowing rate on September 29, 2006 was set using the base rate option, effecting a rate of 8.25%. Interest is due and payable quarterly.

        On October 5, 2006, the Company exercised its right to convert the rate on its initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at September 30, 2007 was 6.205%. On July 18, 2007 the Company entered into an interest rate swap with a commercial bank to fix the interest rate. See Note 7, "Derivative Instruments and Hedging Activities", for details. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on the Company's leverage ratio. The initial principal borrowings of $75 million were outstanding at September 30, 2007. There is $75 million remaining under the credit facility as of September 30, 2007 and is available for future borrowings. In connection with the borrowing, the Company incurred debt issue costs of $1.7 million.

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

        On August 27, 2007, the Company entered into an amendment to its credit agreement with Wachovia Bank which amended the definition of consolidated EBITDA, as it relates to the calculation for the Company's debt covenants, to exclude certain non-recurring items, and to incorporate the change in the Company's fiscal year end to a calendar year, effective January 1, 2008.

        At September 30, 2007 the fair value of the Company's long-term credit facility approximates its carrying value.

7.     Derivative Instruments and Hedging Activities

        The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate ("LIBOR"). The Company believes the resulting cost of funds is lower than it would have been had the Company converted the bank revolving facility to a fixed-rate structure.

        At September 30, 2007, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolver facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR — see Note 6, "Debt".

        During fiscal 2007, the Company entered into interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates as follows:

  •
  On July 18, 2007, the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 5.375% and receives a floating rate indexed to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million with re-pricing of the variable rate quarterly. The swap effective date was July 20, 2007 and terminates on October 4, 2010. Net cash settlement payments occur quarterly on the 4th of each October, January, April and July commencing October 4, 2007, through and including the termination date. The fair value liability at September 30, 2007 of this swap was $1.7 million.

  •
  On August 16, 2007, the Company entered into a forward starting interest rate swap with a commercial bank whereby the Company pays a fixed rate of 4.90% and receives a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of forecasted borrowings of $50 million with re-pricing of the variable rate quarterly. The swap effective date was October 4, 2007 and terminates on October 4, 2010. The variable rate will be first determined on the effective date. Net cash settlement payments occur quarterly on the 4th of each January, April, July and October commencing January 4, 2008, through and including the termination date. The fair value liability at September 30, 2007 of this swap was $0.4 million.

        Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap currently qualifies for hedge accounting. Accordingly, the aggregate fair value liability at September 30, 2007 of $2.1 million is reflected as fiscal 2007 expense in other income (expense), net in the accompanying consolidated statements of operations. Changes in the fair value of the interest rate swaps during fiscal 2007 were as follows (in thousands):

Asset (Liability)
Beginning fair value, September 30, 2006	$—
Loss recognized in earnings during fiscal 2007	(2,077)

Ending fair value, September 30, 2007	$(2,077)

        The fair value of the liability is recorded in other noncurrent liabilities in the accompanying consolidated balance sheet at September 30, 2007.

        Monthly net settlement payments are recorded in other income (expense) on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Corporate Restructuring and Other Reorganization Charges

        We summarize the components of corporate restructuring and other reorganization charges in the following table:

	Termination Benefits	Reorganization Charges	Lease Obligations	Total
Balance, September 30, 2004	$—	$—	$548	$548
Restructuring charges	1,080	171	—	1,251
Adjustments to previously recognized liabilities	—	—	(517)	(517)
Amounts paid during fiscal 2005	(46)	(171)	(31)	(248)

Balance, September 30, 2005	1,034	—	—	1,034
Restructuring charges	1,289	—	—	1,289
Adjustments to previously recognized liabilities	(180)	—	—	(180)
Amounts paid during fiscal 2006	(1,359)	—	—	(1,359)

Balance, September 30, 2006	784	—	—	784
Restructuring charges	2,932	—	—	2,932
Adjustments to previously recognized liabilities	(69)	—	—	(69)
Amounts paid during fiscal 2007	(962)	—	—	(962)
Other	41			41

Balance, September 30, 2007	$2,726	$—	$—	$2,726

        Other includes the impact of foreign currency translation.

        At September 30, 2007 and 2006, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.

2007

        During the fourth quarter of fiscal 2007, the Company committed to actions to reduce headcount. In connection with the restructuring, the Company established a plan of termination that impacted 30 employees. These actions resulted in severance-related restructuring charges of $2.6 million, which are reflected in the general and administrative line item of the consolidated statement of operations. The charges, by channel, were as follows: $0.9 million in the Americas channel and $1.7 million in the EMEA channel. As of September 30, 2007, $2.6 million is accrued in accrued employee compensation in the accompanying consolidation balance sheets. The Company anticipates that these restructuring amounts will be paid by the end of fiscal 2008. No amounts were paid on this restructuring event in fiscal 2007.

2006

        During fiscal 2006, the Company restructured its Product and Americas Sales organizations. These actions resulted in severance-related restructuring charges of $0.9 million, which are reflected in operating expenses. The allocation of these charges was as follows: $0.1 million in cost of maintenance and services, $0.6 million in selling and marketing, $0.1 million in research and development, and $0.1 million in general and administrative. The charges, by channel, were as follows: $0.6 million in the Americas channel, $0.1 million in the EMEA channel, and $0.2 million in the Asia/Pacific channel. Additional severance-related restructuring charges of $0.3 million, net of adjustments of $0.1 million to previously recognized liabilities, were incurred during fiscal 2007. As of September 30, 2007, all amounts had been paid related to these actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005

        On October 5, 2005, the Company announced a restructuring of its organization. In connection with this restructuring, the Company established a plan of termination which impacted 42 employees. These actions resulted in severance-related restructuring charges of $1.1 million and other charges of $0.2 million during fiscal 2005. Additional severance-related restructuring charges of $0.4 million, net of adjustments of $0.2 million to previously recognized liabilities, were incurred during fiscal 2006. Cash expenditures related to these 2005 restructuring and other reorganization charges totaled $1.2 million during fiscal 2006. As of September 30, 2007, $0.1 million is accrued in accrued employee compensation in the accompanying consolidation balance sheets.

Prior

        During fiscal 2001, the Company closed, or significantly reduced the size of, certain product development organizations and geographic sales offices, resulting in restructuring charges. The liability for lease obligations had included an estimated lease termination loss of $0.5 million for the corporate aircraft. During fiscal 2005, the Company reversed this estimated lease termination loss from general and administrative expenses resulting from a decision whereby the Company would continue to lease the aircraft through the term of the lease rather than seek an exit to this lease obligation. As of September 30, 2007, all amounts had been paid related to these actions. See Note 19, "Subsequent Events", regarding the subsequent termination of the corporate aircraft lease.

9.     Common Stock, Treasury Stock and Earnings Per Share

        At the Annual Meeting of Stockholders held on March 8, 2005, the Company's stockholders approved a proposal that increased the Company's authorized capital stock; re-designated the Company's Class A Common Stock as Common Stock without modification of the rights, preferences or privileges associated with such shares; eliminated the Company's Class A Common Stock and Class B Common Stock; and decreased the number of authorized shares of Preferred Stock.

        In fiscal 2005, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock. In May 2006, the Company's Board of Directors approved an increase of $30.0 million to the current stock repurchase program, bringing the total of the approved plan to $110.0 million. In March 2007, the Company's Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In June 2007, the Company implemented this previously announced increase to its share repurchase program. During fiscal 2005, the Company repurchased 1,467,000 shares of its common stock at an average price of $22.73 per share under this stock repurchase program, with cash paid of $33.0 million by September 30, 2005 and remaining settlements of $0.3 million that occurred during the first week of October 2005 on these repurchased shares. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $46.7 million as of September 30, 2005. During fiscal 2006, the Company repurchased 1,217,645 shares of its common stock at an average price of $32.95 per share under this stock repurchase program, with cash paid of $39.4 million as of September 30, 2006 and remaining settlements of $0.8 million occurring the first week of October 2006 on these repurchased shares. During fiscal 2007, the Company repurchased 1,558,648 shares of its common stock at an average price of $29.63 per share under this stock repurchase program, with cash paid of $45.9 million as of September 30, 2007 and remaining settlements of $0.3 million occurring the first week of October 2007 on these repurchased shares. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was $90 million as of September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the third quarter of fiscal 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, and for issuances of common stock pursuant to the Company's employee stock purchase plan. Shares of treasury stock were also issued during the third quarter of fiscal 2006 in connection with the acquisition of eps AG. Treasury shares issued during fiscal 2006 included 720,471 shares issued pursuant to stock option exercises, 20,547 issued pursuant to the Company's employee stock purchase plan, and 330,827 related to the acquisition of eps AG. Treasury shares issued during fiscal 2007 included 10,343 shares issued pursuant to stock option exercises and 1,483 for earned performance shares.

        Options to purchase shares of the Company's common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the 2006 consolidated balance sheets, and are included in common stock outstanding for earnings per share computations for fiscal 2006 and 2005. Included in common stock are 2,212 penny options at September 30, 2006. These penny options were cash settled due to the stock option suspension during fiscal 2007 and therefore expired on May 30, 2007.

        Earnings per share ("EPS") is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities (the denominator). The differences between the basic and diluted EPS denominators for fiscal 2006 and 2005, which amounted to approximately 868,000 shares and 825,000 shares, respectively, were due to the dilutive effect of the Company's outstanding stock options. Excluded from the computations of diluted EPS for fiscal 2006 and 2005 were options to purchase 505,000 shares and 953,000 shares, respectively, because the stock options were for contingently issuable shares or the exercise prices of the corresponding stock options were greater than the average market price of the Company's common stock during the respective periods. For fiscal 2007, 4,020,548 options to purchase shares and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss.

10.  Other Income/Expense

        Other income (expense) is comprised of the following items in fiscal 2007, 2006 and 2005 (in thousands):

	September 30,
	2007	2006	2005
Foreign currency transactions losses	$(1,915)	$(173)	$(1,407)
Change in fair value of interest rate swap	(2,077)	—	—
Gain under contractual arrangement (Note 16)	404	—	—
Other	(152)	(370)	(274)

Total	$(3,740)	$(543)	$(1,681)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Comprehensive Income/Loss

        The Company's components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Investment Holding Loss	Accumulated Other Comprehensive Income (Loss)
Balance, September 30, 2004	$(9,775)	$—	$(9,775)
Fiscal 2005 activity	620	(6)	614

Balance, September 30, 2005	(9,155)	(6)	(9,161)
Fiscal 2006 activity	566	—	566
Reclassification adjustment for loss included in net income	—	6	6

Balance, September 30, 2006	(8,589)	—	(8,589)
Fiscal 2007 activity	7,869	—	7,869

Balance, September 30, 2007	$(720)	$—	$(720)

        Since the Company has established an asset valuation allowance against its foreign net deferred tax assets, the components of accumulated other comprehensive income have not been tax effected.

12.  Segment Information

        The Company's chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, Europe/Middle East/Africa ("EMEA") and Asia/Pacific. The Company's products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. As such, the Company has concluded that its three geographic regions are its reportable operating segments.

        The Company's chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income by geographical region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The prior period amounts for operating income and stock based compensation have been reclassified to conform to current period presentation, which reflect a change in the allocation of corporate and certain global support costs. The following is selected segment financial data for the periods indicated. (in thousands):

	Year Ended September 30,
	2007	2006	2005
Revenues:
Americas	$195,775	$180,718	$180,748
EMEA	133,776	131,738	102,569
Asia/Pacific	36,667	35,446	29,920

	$366,218	$347,902	$313,237

Depreciation and amortization expense:
Americas	$14,292	$3,568	$2,747
EMEA	5,112	3,958	2,013
Asia/Pacific	1,099	835	420

	$20,503	$8,361	$5,180

Stock-based compensation expense:
Americas	$4,033	$3,302	$249
EMEA	2,759	2,359	127
Asia/Pacific	777	653	37

	$7,569	$6,314	$413

Operating income (loss):
Americas	$14,578	$42,713	$57,731
EMEA	(16,942)	3,876	1,282
Asia/Pacific	4,783	7,189	5,238

	$2,419	$53,778	$64,251

	September 30,
	2007	2006
Long-lived assets:
Americas — United States	$212,927	$218,418
Americas — Other	5,169	4,450
EMEA	70,596	61,556
Asia/Pacific	21,856	11,910

	$310,548	$296,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Additionally, the Company offers five primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line, for fiscal 2007, 2006 and 2005 (in thousands):

	September 30,
	2007	2006	2005
Retail payment engines	$230,003	$240,850	$220,565
Risk management	14,797	16,159	13,945
Payments management	16,995	13,817	9,753
Wholesale payments	64,155	27,140	27,973
Cross industry solutions	40,268	49,936	41,001

Total	$366,218	$347,902	$313,237

        No country outside of the United States accounted for more than 10% of the Company's consolidated revenues during fiscal 2007 and 2006. Revenues attributable to customers in the United Kingdom accounted for approximately 10.2% of the Company's consolidated revenues in fiscal 2005. No single customer accounted for more than 10% of the Company's consolidated revenues during fiscal 2007, 2006, and 2005.

        During fiscal 2007, 2006, and 2005 revenues in the United States accounted for approximately $138.1 million, $118.8 million, and $123.5 million, respectively, of consolidated revenue. Long-lived assets attributable to operations in the United States were approximately $212.9 million and $218.4 million, as of September 30, 2007 and 2006, respectively.

13.  Stock-Based Compensation Plans

Employee Stock Purchase Plan

        Under the Company's 1999 Employee Stock Purchase Plan (the "ESPP"), a total of 1,500,000 shares of the Company's common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock's fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during fiscal 2006 and 2005 totaled 43,761 and 61,009, respectively. No shares were issued under the ESPP during fiscal 2007 while the Company was not current with its filings with the SEC.

        Additionally, the discount offered pursuant to the Company's ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in SFAS No. 123(R) and exceeds the Company's estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP in fiscal 2007 and 2006 was approximately $0.3 million and $0.2 million, respectively.

        On July 24, 2007, the Company's stockholders approved a proposal to amend the ESPP to extend the term of the ESPP by ten years to April 30, 2018. The term of the amended ESPP will commence May 1, 2008 and will continue until April 30, 2018 subject to earlier termination by the Company's Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Incentive Plans — Active Plans

        The Company has a 2005 Equity and Performance Incentive Plan, as amended (the "2005 Incentive Plan") under which shares of the Company's common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company's common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan will be the sum of (i) 5,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company's common stock.

        On July 24, 2007, the stockholders of the Company approved the First Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 3,000,000 to 5,000,000 and contained certain other amendments, including an amendment to provide that the exercise price for any options granted under the 2005 Incentive Plan, as amended, may not be less than the market value per share of common stock on the date of grant.

        Stock options granted pursuant to the 2005 Incentive Plan are granted at an exercise price not less than the market value per share of the Company's common stock on the date of the grant. Prior to the adoption of the First Amendment to the 2005 Incentive Plan, stock options granted under the 2005 Incentive Plan were granted with an exercise price not less than the market value per share of common stock on the date immediately preceding the date of grant. Under the 2005 Incentive Plan, the term of the outstanding options may not exceed ten years. Vesting of options is determined by the Compensation Committee of the Board of Directors, the administrator of the 2005 Incentive Plan, and can vary based upon the individual award agreements.

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

        The Company has a 1999 Stock Option Plan whereby 4,000,000 shares of the Company's common stock have been reserved for issuance to eligible employees of the Company and its subsidiaries. The term of the outstanding options is ten years. The options generally vest annually over a period of three or four years.

Exchange Program

        On August 1, 2001, the Company announced a voluntary stock option exchange program (the "Exchange Program") offering to exchange all outstanding options to purchase shares of the Company's common stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans by August 29, 2001. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of common stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of common stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. With the exception of three employee grants, the exercise price of the replacement options was the fair market value of the common stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). Under APB Opinion No. 25, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. For three employees, the cancellation of their awards were within the six months and one day waiting period and were, therefore, treated as variable awards when they were reissued on March 4, 2002. Under the variable method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. The new shares had a service period of 18 months beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vested 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, for fixed plan accounting.

Stock Incentive Plans — Terminated Plans with Options Outstanding

        The Company had an MDL Amended and Restated Employee Share Option Plan (the "MDL Plan") that was terminated in March 2005 whereby options outstanding under the MDL Plan were converted at the time of the MDL acquisition to options to purchase 167,980 shares of the Company's common stock. These options had an exercise price of one cent per share of common stock and were included in the determination of purchase price for the MDL acquisition. The options were issued as fully vested options and have a term of 8 years from the original date of grant by MDL. At the end of fiscal 2007, there were no options outstanding under the MDL Plan.

        The Company had a 2002 Non-Employee Director Stock Option Plan that was terminated in March 2005 whereby 250,000 shares of the Company's common stock had been reserved for issuance to eligible non-employee directors of the Company. The term of the outstanding options is ten years. All outstanding options under this plan are fully vested.

        The Company had a 2000 Non-Employee Director Stock Option Plan that was terminated in March 2005 whereby 25,000 shares of the Company's common stock had been reserved for issuance to eligible non-employee directors of the Company. The term of the outstanding options is ten years. At the end of fiscal 2007, there were no options outstanding under the 2000 Non-Employee Director Stock Option Plan.

        The Company had a 1997 Management Stock Option Plan that was terminated in March 2005 whereby 1,050,000 shares of the Company's common stock had been reserved for issuance to eligible management employees of the Company and its subsidiaries. The term of the outstanding options is ten years. All outstanding options under this plan are fully vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company had a 1996 Stock Option Plan that was terminated in March 2005 whereby 1,008,000 shares of the Company's common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries and non-employee members of the Board of Directors. The term of the outstanding options is ten years. The options generally vest annually over a period of four years.

        The Company had a 1994 Stock Option Plan that was terminated in March 2005 whereby 1,910,976 shares of the Company's common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries. The term of the outstanding options is ten years. The stock options vest ratably over a period of four years.

Accounting for Share-Based Payments Pursuant to SFAS No. 123(R)

        The Company adopted SFAS No. 123(R) as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, which does not modify any of SFAS No. 123(R)'s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123(R).

        Upon adoption of SFAS No. 123(R), all of the Company's existing share-based compensation awards were determined to be equity classified awards. A portion of these options were reclassified to liability classification as they cash settled during fiscal 2007, because the Company was not current with its filings with the SEC. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e., nonvested awards). These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS No. 123(R) adoption date through the end of the requisite service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of stock options issued under the various Stock Incentive Plans previously described and changes during fiscal 2007 is as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, September 30, 2004	3,800,274	$13.16
Granted	1,335,000	23.33
Exercised	(1,152,418)	12.09
Cancelled/Forfeited/Expired	(56,638)	23.49

Outstanding, September 30, 2005	3,926,218	16.79
Granted	300,000	33.23
Exercised	(720,471)	16.32
Cancelled/Forfeited/Expired	(46,657)	22.18

Outstanding, September 30, 2006	3,459,090	18.24
Granted	901,496	33.99
Exercised	(10,343)	9.29
Cancelled/Forfeited/Expired	(641,812)	16.73

Outstanding, September 30, 2007	3,708,431	$22.35	7.04	$14,188,835
Exercisable, September 30, 2007	1,878,460	$16.28	5.57	$14,014,769

        The weighted-average grant date fair value of stock options granted during the year ended September 30, 2007 was $17.41. The weighted-average grant date fair value of stock options granted during the years ended September 30, 2006 and 2005 was $33.23 and $23.33, respectively. During the first six months of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options. Beginning in the third quarter and through the fourth quarter of fiscal 2006 and all of fiscal 2007, the Company issued treasury shares for the exercise of stock options. The total intrinsic value of stock options exercised during the years ended September 30, 2007 and 2006 was $0.2 million and $12.0 million, respectively.

        The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

	Year Ended September 30,
	2007	2006	2005
Expected life (years)	5.4	5.0	4.3
Risk-free interest rate	4.9%	4.8%	4.0%
Expected volatility	50.4%	51.0%	46.0%
Expected dividend yield	—	—	—

        Expected volatilities are based on implied volatilities from traded options on the Company's common stock as well as the Company's historical common stock volatility derived from historical stock price data for historical periods commensurate with the options' expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. For options granted during the fourth quarter of fiscal 2007, the Company used the simplified method for determining the expected life

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as permitted under SAB 107, Topic 14, Share-Based Payment. The simplified method was used as the Company did not feel that historical data provided a reasonable basis upon which to estimate the expected term. This is due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the SEC. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a remaining term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

        During fiscal 2005, the Company granted 400,000 stock options with a grant date fair value of $9.12 per share and 40,000 stock options with a grant date fair value of $11.36 per share that vest, if at all, at any time following the March 9, 2007, upon attainment by the Company of a market price of at least $50 per share for sixty consecutive trading days. In order to determine the grant date fair value of the stock options granted during fiscal 2005 that vest based on the achievement of certain market conditions, a Monte Carlo simulation model was used to estimate (i) the probability that the performance goal will be achieved and (ii) the length of time required to attain the target market price. The Monte Carlo simulation model analyzed the Company's historical price movements, changes in the value of The NASDAQ Stock Market over time, and the correlation coefficient and beta between the Company's stock price and The NASDAQ Stock Market. The Monte Carlo simulation indicated that on a risk-weighted basis these stock options would vest 3.6 years after the date of grant. The expected vesting period was then incorporated into a statistical regression analysis of the historical exercise behavior of other Company senior executives to arrive at an expected option life. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using a pricing model acceptable under SFAS No. 123 with the following weighted-average assumptions:

Year Ended September 30, 2005
Expected life	5.7
Risk-free interest rate	4.2%
Expected volatility	46.0%
Expected dividend yield	—

        No options were issued in fiscal 2007 or 2006 which vest based upon achievement of certain market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During fiscal 2007, 2006 and 2005, pursuant to the Company's 2005 Incentive Plan, the Company granted long-term incentive program performance share awards ("LTIP Performance Shares"). A summary of nonvested LTIP Performance Shares as of September 30, 2007 and changes during the years since adoption of this plan are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted-Average Grant Date Fair Value
Nonvested at October 1, 2004	—	$—
Granted	55,500	28.27

Nonvested at September 30, 2005	55,500	28.27
Granted	186,000	29.18
Vested	(2,379)	29.10
Forfeited or expired	(19,971)	28.79

Nonvested at September 30, 2006	219,150	28.99
Granted	174,947	34.25
Vested	—	—
Change in expected attainment for fiscal 2005 and 2006 grants	(55,260)	28.98
Forfeited or expired	(26,720)	28.91

Nonvested at September 30, 2007	312,117	$31.95

        These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the "Performance Period"), of performance goals related to (i) the compound annual growth over the Performance Period in the Company's 60-month backlog as determined and defined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company's consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company's consolidated financial statements. The award agreements currently provide that no LTIP Performance Shares will be earned if the Company's earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company's 60-month backlog, diluted earnings per share and total revenues. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

        During fiscal 2006, the Company made an acquisition which increased the probability of the 150% target achievement being reached for the awards granted during fiscal 2006 and 2005. Consequently, this increased the number of outstanding LTIP Performance Shares by 73,050 that could potentially be earned by grantees. Prior to the acquisition, the number of LTIP Performance Shares outstanding was granted at the 100% probability target achievement level. During fiscal 2007, management revised the expected attainment for the fiscal 2006 and 2005 awards from 150% to 110% due to changes in forecasted diluted earnings per share. Compensation cost previously recognized because a performance condition is deemed to be probable of achievement is not subsequently reversed until the condition is determined to be improbable of achievement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Management currently believes that an achievement level of 100% will be attained for the awards granted in fiscal 2007.

        As of September 30, 2007 and 2006, there were unrecognized compensation costs of $17.6 million and $11.4 million, respectively, related to nonvested stock options and $4.4 million and $3.0 million, respectively, related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.9 years and 2.0 years, respectively.

        The Company recorded stock-based compensation expenses recognized under SFAS No. 123(R) in fiscal 2007 and 2006 related to stock options, LTIP Performance Shares, and the ESPP of $7.6 million and $6.3 million, respectively, with corresponding tax benefits of $2.9 million and $2.2 million, respectively. Prior to the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. Tax benefits in excess of the option's grant date fair value are now classified as financing cash flows. No stock-based compensation costs were capitalized during fiscal 2007 and 2006. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company's calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

        During fiscal 2007, the Company reclassified 520,686 vested options from equity classification to liability classification as these options cash settled during the fiscal year ended September 30, 2007, due to the suspension of option exercises during the Company's historic stock option review and the period the Company was not current with its filings with the SEC. As a result, the Company incurred cash outlays of approximately $8.1 million, and recorded compensation expense of $4.7 million in the fiscal year ended September 30, 2007, which is recorded in general and administrative expense in the accompanying consolidated statement of operations. As of September 30, 2007, the Company was current with its filings with the SEC and, therefore, all outstanding options were classified as equity.

        Subsequent to September 30, 2007, the Company reclassified 6,843 vested options from equity classification to liability classification as these options cash settled subsequent to year-end due to the suspension of option exercises once the Company was no longer current with its filings with the SEC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Prior to October 1, 2005, the Company disclosed stock-based compensation pursuant to SFAS No. 123 using the straight-line method over the vesting period of the option. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method at the grant date of the stock options awarded under those plans, consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for fiscal 2005 would have approximated the following pro forma amounts (in thousands, except per share amounts):

2005
Net income:
As reported	$43,099
Deduct: stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,279)
Add: stock-based employee compensation expense recorded under the intrinsic value method, net of related tax effects	284

Pro forma	$40,104

Earnings per share:
Basic, as reported	$1.14

Basic, pro forma	$1.06

Diluted, as reported	$1.12

Diluted, pro forma	$1.04

14.  Employee Benefit Plans

ACI 401(k) Plan

        The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of ACI. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $15,500 (for employees who are under the age of 50 on December 31, 2007) and $15,000 (for employees who are under the age of 50 on December 31, 2006) or a maximum of $20,500 (for employees aged 50 or older on December 31, 2007) and $20,000 (for employees aged 50 or older on December 31, 2006). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 per employee annually. Company contributions charged to expense during fiscal 2007, 2006 and 2005 were $2.9 million, $2.5 million, and $2.4 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

        The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited ("ACI-EMEA") employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during fiscal 2007, 2006 and 2005 were $1.9 million, $1.7 million, and $1.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Income Taxes

        For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Year Ended September 30,
	2007	2006	2005
United States	$17,061	$51,904	$56,553
Foreign	(20,944)	8,971	9,350

Total	$(3,883)	$60,875	$65,903

        The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2007			2006			2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,153	$2,887	$5,040	$3,023	$(2,672)	$351	$18,926	$(1,992)	$16,934
State	2,256	(50)	2,206	837	592	1,429	2,052	220	2,272
Foreign	(1,861)	(137)	(1,998)	3,120	610	3,730	3,146	452	3,598

Total	$2,548	$2,700	$5,248	$6,980	$(1,470)	$5,510	$24,124	$(1,320)	$22,804

        Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Tax expense at federal rate of 35%	$(1,357)	$21,306	$23,066
State income taxes, net of federal benefit	1,434	929	1,477
Increase (decrease) in valuation allowance	(1,845)	(13,479)	113
Foreign tax rate differential	7,508	1,724	(293)
Research and development credits	(195)	(41)	(198)
Extraterritorial income exclusion	(70)	(359)	(494)
Nontaxable municipal interest	(71)	(815)	(753)
Tax examination settlement, including reduction of contingency reserves	—	(3,907)	—
Other	(156)	152	(114)

Income tax provision	$5,248	$5,510	$22,804

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	September 30,
	2007	2006
Current net deferred tax assets:
Foreign tax withholding	$355	$114
Impairment of investments	4,754	4,885
Allowance for uncollectible accounts	589	517
Deferred revenue	2,313	3,010
Shareholder lawsuit settlement	—	3,111
Other	2,452	2,909

Total current deferred tax assets	10,463	14,546
Less: valuation allowance	(3,375)	(5,136)

Net current deferred tax assets	$7,088	$9,410

Noncurrent net deferred tax assets:
Noncurrent deferred tax assets
Foreign tax credits	$16,868	$11,237
General business credits	4,440	4,328
U.S. net operating loss carryforwards	6,357	11,426
Stock based compensation	4,626	2,323
Foreign net operating loss carryforwards	19,787	18,941
Capital loss carryforwards	6,371	8,225
Deferred revenue	7,154	8,081
Other	1,192	711

Total noncurrent deferred tax assets	66,795	65,272

Noncurrent deferred tax liabilities
Depreciation and amortization	(18,923)	(20,958)

Total noncurrent deferred tax liabilities	(18,923)	(20,958)

Less: valuation allowance	(26,822)	(32,020)

Net noncurrent deferred tax assets (liabilities)	$21,050	$12,294

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During fiscal 2007, the Company decreased its valuation allowance by $7.0 million.

        During the fourth quarter 2007, the Company determined that it was more likely than not that it would fully realize the deferred tax asset related to operating losses in certain foreign jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consequently, the Company released $3.3 million in valuation allowance reserves in those foreign jurisdictions.

        During 2006, the Company released $12.6 million in valuation reserves related to U.S. general limitation foreign tax credits. The Company determined that it would fully utilize these tax credits in future periods based on the Company's history of utilizing foreign tax credits in its prior years' federal income tax returns, as well as estimates of the ability to utilize foreign tax credits in excess of any credits that will be generated in the future.

        The Company had U.S. foreign tax credit carryforwards at September 30, 2007 of $16.9 million, which will begin to expire in fiscal 2013. The Company also had domestic general business credit carryforwards at September 30, 2007 of $4.4 million, which will begin to expire in fiscal 2014. Approximately $1.0 million of these credits are alternative minimum tax ("AMT") credits which have an indefinite carryforward life. The Company has provided a $1.3 million valuation allowance related to these tax credits.

        The Company had domestic net operating loss carryforwards ("NOLs") for tax purposes of $17.3 million at September 30, 2007. Of this amount, $16.8 million are related to the pre-acquisition periods of acquired companies, which begin to expire in fiscal 2008.

        At September 30, 2007, the Company had foreign tax NOLs of $66.1 million, of which $23.0 million may be utilized over an indefinite life, with the remainder expiring over the next 15 years, beginning next year. The Company has provided a $16.7 million valuation allowance against the tax benefit associated with these NOLs.

        At September 30, 2006, the Company had domestic capital loss carryforwards for tax purposes of $12.2 million, for which a full valuation allowance has been provided. During fiscal 2007, $5.1 million of these capital loss carryforwards expired. Accordingly, both the deferred tax asset and valuation allowance related to the expired losses were reversed. Remaining domestic capital loss carryforwards of $7.1 million begin to expire in fiscal 2008. The Company also had foreign capital loss carryforwards for tax purposes of $13.6 million for which a full valuation allowance has been provided. These losses are available indefinitely to offset future capital gains.

        The Company has provided tax contingencies of $7.7 million and $5.0 million as of September 30, 2007 and 2006, respectively, which are included in the income tax payable balance.

        The Internal Revenue Service ("IRS") began an audit of the Company's US tax return for the fiscal years September 30, 2006 and 2005. Two of the Company's foreign subsidiaries are the subject of tax examinations by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company's tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect the Company's financial condition and results of operations.

        The undistributed earnings of the Company's foreign subsidiaries of approximately $28.5 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.

        During 2006, the Company reached an agreement with the IRS to settle open audit issued related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company's claims being approved by the Joint Committee on Taxation (the "Joint Committee"). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

audit of the Company's 1997 through 2003 tax years. During 2006, the Company received and recorded the effects of the refund in its consolidated financial statements, including interest of $1.9 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million.

        In fiscal 2006, the Company completed a transaction to divest its entire interest in the e-Courier and Workpoint products as well as the assets and personnel supporting those products. For tax purposes, the transaction was structured as a sale of the e-Courier and Workpoint related assets held by ACI and the MDL entities. This transaction accelerated the reversal of any remaining deferred tax balances related to the divested assets.

16.  Assets of Businesses Transferred Under Contractual Arrangements

        On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company's Messaging Direct business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million. Net assets with a book value of $0.1 million were legally transferred under the agreement. At September 30, 2006, the Company had $1.3 million of assets related to this transfer recorded in other current assets, and $1.2 million of liabilities recorded in other current liabilities.

        An initial payment of $0.5 million was due at signing and was paid in October of 2006. The remaining $2.5 million is to be paid in installments through 2010. In accordance with the terms of the Asset Purchase Agreement, the Company had certain obligations to fulfill on behalf of the buyer. Among other things, the Company was obligated to provide continuing support for certain customers of the aforementioned product lines by furnishing a certain level of staffing to provide the support as well as administrative services for a period after the transaction. The Company was reimbursed for such services at a rate equal to cost plus five percent. Additionally, the Company will remain a reseller of these products for royalty fee of 50% of revenues generated from sales. Subsequent to the close of the transaction, the Company signed a termination agreement for the Edmonton, Canada office lease and all further obligations effective March 31, 2007. The buyer was required to obtain facilities at another location and vacate the current premises on or before the termination date.

        Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the above transaction was not accounted for as a divestiture for accounting purposes. The accounting treatment for this type of transaction is outlined in SEC Staff Accounting Bulletin Topic 5E. Under this accounting treatment, the assets and liabilities to be divested are classified in other current assets and accrued other liabilities within the Company's consolidated balance sheet. Under that guidance, the Company expects to recognize a gain of $2.5 million in future periods as payments are received. These future payments will be recognized as gains in the period in which they are recovered, once the net assets have been written down to zero. In October 2006 and October 2007, the Company collected $0.5 million of cash pursuant to the contractual arrangements and recognized a pretax gain of $0.4 million in each period.

17.  Commitments and Contingencies

        In accordance with FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"), the Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications as required

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under its customer agreements, the Company may agree to indemnify, defend and hold harmless its customers from and against certain losses, damages and costs arising from claims alleging that the use of its software infringes the intellectual property of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and accordingly, the Company has not recorded a liability relating to such provisions.

        Under its customer agreements, the Company also may represent and warrant to customers that its software will operate substantially in conformance with its documentation and that the services the Company performs will be performed in a workmanlike manner, by personnel reasonably qualified by experience and expertise to perform their assigned tasks. Historically, only minimal costs have been incurred relating to the satisfaction of warranty claims. In addition, from time to time, the Company may guarantee the performance of a contract on behalf of one or more of its subsidiaries, or a subsidiary may guarantee the performance of a contract on behalf of another subsidiary.

        Other guarantees include promises to indemnify, defend and hold harmless the Company's executive officers, directors and certain other key officers. The Company's certificate of incorporation provides that it will indemnify, and advance expenses to, its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. The Company's certificate of incorporation authorizes the use of indemnification agreements and the Company enters into such agreements with its directors and certain officers from time to time. These indemnification agreements typically provide for a broader scope of the Company's obligation to indemnify the directors and officers than set forth in the certificate of incorporation. The Company's contractual indemnification obligations under these agreements are in addition to the respective directors' and officers' rights under the certificate of incorporation or under Delaware law.

Operating Leases

        The Company leases office space, equipment and the corporate aircraft under operating leases that run through February 2028. The leases that the Company has entered into do not impose restrictions as to the Company's ability to pay dividends or borrow funds, or otherwise restrict the Company's ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company's future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

        Total rent expense for fiscal 2007, 2006 and 2005 was $15.4 million, $11.4 million, and $11.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Leases

        The Company leases certain property under capital lease agreements that expire during various years through 2011. The long term portion of capital leases is included in long term liabilities. Amortization expense of assets under capital lease is included in depreciation expense.

        Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending September 30,	Capital Leases (1)	Operating Leases	Total
2008	$2,511	$13,169	$15,680
2009	1,586	10,431	12,017
2010	4	8,799	8,803
2011	4	7,391	7,395
2012	—	5,962	5,962
Thereafter	—	42,035	42,035

Total minimum lease payments	$4,105	$87,787	$91,892

Amount representing interest	(220)

Present value of minimum lease payments	$3,885

(1)
Reflected in the balance sheet as accrued and other current and other noncurrent liabilities of $2.3 million and $1.5 million, respectively.

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

        Class Action Litigation.    In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the "Court") against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees' Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint previously alleged that during the purported class period, the Company and the named defendants misrepresented the Company's historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company's revenues. That Complaint also alleged that, prior to August 2002, the purported truth regarding the Company's financial condition had not been disclosed to the market. The Company and the individual defendants initially filed a motion to dismiss the lawsuit. In response, on December 15, 2003, the Court dismissed, without prejudice, Gregory Derkacht, the Company's former president and chief executive officer, as a defendant, but denied the motion to dismiss with respect to the remaining defendants, including the Company.

        On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defendants filed their opposition to the motion. On March 22, 2005, the Court issued an order certifying the class of persons that purchased the Company's common stock from January 21, 1999 through November 18, 2002.

        On January 27, 2006, the Company and the individual defendants filed a motion for judgment on the pleadings, seeking a dismissal of the lead plaintiff and certain other class members, as well as a limitation on damages based upon plaintiffs' inability to establish loss causation with respect to a large portion of their claims. On February 6, 2006, additional class representative Roger M. Wally filed a motion to withdraw as a class representative and class member. On April 21, 2006, and based upon the pending motion for judgment, a motion to intervene as a class representative was filed by the Louisiana District Attorneys Retirement System ("LDARS"). LDARS previously attempted to be named as lead plaintiff in the case. On July 5, 2006, the Magistrate denied LDARS' motion to intervene, which LDARS appealed to the District Judge.

        On May 17, 2006, the Court denied the motion for judgment on the pleadings as being moot based upon the Court's granting lead plaintiff leave to file a Third Amended Complaint ("Third Complaint"), which it did on May 31, 2006. The Third Complaint alleged the same misrepresentations as described above, while simultaneously alleging that the purported truth about the Company's financial condition was being disclosed throughout that time, commencing in April 1999. The Third Complaint sought unspecified damages, interest, fees, and costs.

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

        On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court's order. The Company responded to this appeal in accordance with the Court of Appeals' orders and procedures. The appeal has not yet been decided.

        Derivative Litigation.    On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York. The lawsuit named certain former and current officers and directors as individual defendants. The Company was named as a nominal defendant. The plaintiff made allegations related to the Company's historical stock option granting practices, and asserted claims on behalf of the Company against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment. On October 30, 2007, the lawsuit was dismissed with prejudice as to the individual plaintiff, Thomas J. Lieven, and without prejudice as to rights of the Company as nominal defendant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Quarterly Financial Data

	Quarter Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software license fees	$28,856	$40,920	$38,524	$41,185	$42,552	$41,955	$47,730	$43,392
Maintenance fees	31,316	31,287	29,901	28,729	27,655	25,989	24,746	25,318
Services	24,700	25,902	21,523	23,375	18,023	16,820	17,357	16,365

Total revenues	84,872	98,109	89,948	93,289	88,230	84,764	89,833	85,075

Expenses:
Cost of software license fees	10,901	9,932	11,193	10,211	8,789	7,895	7,505	6,935
Cost of maintenance and services	24,318	26,789	23,351	24,147	20,289	19,385	19,056	20,891
Research and development	14,640	13,422	12,041	11,985	10,847	10,191	9,978	9,752
Selling and marketing	18,437	16,894	16,799	18,150	18,284	15,896	16,529	16,012
General and administrative	24,215	26,190	26,353	23,831	19,030	15,877	15,563	16,970
Settlement of class action litigation	—	—	—	—	8,450	—	—	—

Total expenses	92,511	93,227	89,737	88,324	85,689	69,244	68,631	70,560

Operating income (loss)	(7,639)	4,882	211	4,965	2,541	15,520	21,202	14,515
Other income (expense):
Interest income	1,243	940	1,014	885	1,671	1,641	1,586	2,927
Interest expense (1)	(2,156)	(1,431)	(1,597)	(1,460)	(59)	(10)	(87)	(29)
Other, net (2)	(1,577)	(1,533)	(337)	(293)	(304)	(227)	354	(366)

Total other income (expense)	(2,490)	(2,024)	(920)	(868)	1,308	1,404	1,853	2,532

Income (loss) before income taxes	(10,129)	2,858	(709)	4,097	3,849	16,924	23,055	17,047
Income tax expense (benefit)	(1,514)	5,581	(295)	1,476	1,189	(5,605)	8,069	1,857

Net income (loss)	$(8,615)	$(2,723)	$(414)	$2,621	$2,660	$22,529	$14,986	$15,190

Earnings (loss) per share
Basic	$(0.24)	$(0.07)	$(0.01)	$0.07	$0.07	$0.60	$0.40	$0.41
Diluted	$(0.24)	$(0.07)	$(0.01)	$0.07	$0.07	$0.59	$0.39	$0.40

(1)
Interest expense in fiscal 2007 was higher than in fiscal 2006 due to the $75 million in debt the Company entered into on September 29, 2006 in connection with the funding of the purchase of P&H.

(2)
Other, net for the fourth quarter of fiscal 2007, includes $2.1 million in expense related to recording the liability for the fair value on two interest rate swaps. See Note 7, "Derivative Instruments and Hedging Activities", for additional details.

19.  Subsequent Events

        Subsequent to September 30, 2007, the Company has incurred cash outlays of approximately $0.1 million for the cash settlement of vested options that optionees were unable to exercise prior to the applicable expiration date due to the suspension of option exercises during the period for which the Company was not current with its filings with the SEC as a result of the late filing of this Annual Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On December 16, 2007, the Company entered into Alliance with International Business Machines Corporation ("IBM") relating to joint marketing and optimization of the Company's electronic payments application software and IBM's middleware and hardware platforms, tools and services. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company's common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company's common stock at a price of $33.00 per share. The warrants are exercisable for five years.

        Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial payment of $33.3 million which represented the estimated value of the warrants described above. The actual value of the warrants will be determined by an independent third-party appraiser as soon as practicable. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates related to the Alliance are met. IBM will pay the Company additional amounts upon meeting certain prescribed obligations and incentive payments in varying amounts upon IBM recognizing revenue from end-user customers as a result of the Alliance.

        The stated initial term of the Alliance is five years, subject to extension for successive two year terms if not previously terminated by either party and subject to earlier termination for cause.

        The Company is in the process of assessing the accounting treatment for the cash proceeds of the Alliance.

        Subsequent to September 30, 2007, the Company obtained certain extensions in connection with the delivery of financial statements and related matters under the financing arrangements for its bank debt. The Company's current extensions under the credit facilities expire on January 31, 2008 for its annual financial statements for the fiscal year ended September 30, 2007. The Company must deliver the financial statements for the transition period ended December 31, 2007 by no later than March 15, 2008.

        Subsequent to September 30, 2007, the Company entered into a termination agreement with the lessor of its corporate aircraft. Under the terms of the agreement, the Company paid the lessor approximately $1.3 million in full satisfaction of obligations to pay rent under the original lease agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)
Date: January 30, 2008	By:	/s/ PHILIP G. HEASLEY Philip G. Heasley President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP G. HEASLEY Philip G. Heasley	President, Chief Executive Officer and Director (principal executive officer)	January 30, 2008
/s/ HENRY C. LYONS Henry C. Lyons	Senior Vice President and Chief Financial Officer (principal financial officer)	January 30, 2008
/s/ SCOTT W. BEHRENS Scott W. Behrens	Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)	January 30, 2008
/s/ HARLAN F. SEYMOUR Harlan F. Seymour	Chairman of the Board and Director	January 30, 2008
/s/ JAN H. SUWINSKI Jan H. Suwinski	Director	January 30, 2008
/s/ JOHN D. CURTIS John D. Curtis	Director	January 30, 2008
/s/ JOHN M. SHAY JR. John M. Shay Jr.	Director	January 30, 2008
/s/ ALFRED R. BERKELEY Alfred R. Berkeley	Director	January 30, 2008
/s/ JOHN E. STOKELY John E. Stokely	Director	January 30, 2008

QuickLinks

TABLE OF CONTENTS
Forward-Looking Statements
Trademarks and Service Marks
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
FISCAL 2007 COMPENSATION DISCUSSION AND ANALYSIS
DIRECTOR COMPENSATION
Fiscal 2007 Director Summary Compensation Table (1)
FISCAL 2007 EXECUTIVE COMPENSATION
Fiscal Year 2007 Summary Compensation Table (1)
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ACI WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
ACI WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ACI WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands)
ACI WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES