Form 10-Q
period 2007-12-31
ACI WORLDWIDE, INC.
filed 2008-02-19
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2007 to December 31, 2007

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0772104 (I.R.S. Employer Identification No.)

120 Broadway, Suite 3350 New York, New York 10271 (Address of principal executive offices, including zip code)	(646) 348-6700 (Registrant’s telephone number, including area code)

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

Yes    ☐     No    ☒

As of February 15, 2008, there were 35,953,352 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$97,011	$60,794
Billed receivables, net of allowances of $1,723 and $2,041	87,932	70,384
Accrued receivables	11,132	11,955
Deferred income taxes, net	5,374	7,088
Recoverable income taxes	6,033	3,852
Prepaid expenses	9,803	10,572
Other current assets	8,399	7,233
Total current assets	225,684	171,878

Property, plant and equipment, net	19,503	19,356
Software, net	31,430	31,764
Goodwill	206,770	205,715
Other intangible assets, net	38,088	39,685
Deferred income taxes, net	31,283	24,315
Other assets	17,700	14,028
TOTAL ASSETS	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,351	$14,677
Accrued employee compensation	22,659	22,625
Deferred revenue	115,519	97,042
Income taxes payable	—	2,251
Accrued and other current liabilities	32,323	17,925
Total current liabilities	186,852	154,520

Deferred revenue	27,253	30,280
Note payable under credit facility	75,000	75,000
Deferred income taxes, net	3,245	3,265
Other noncurrent liabilities	37,069	18,664
Total liabilities	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively
	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at December 31, 2007 and September 30, 2007
	204	204
Common stock warrants	24,003	—
Treasury stock, at cost, 5,144,947 and 5,115,367 shares outstanding at December 31, 2007 and September 30, 2007, respectively
	(140,320)	(140,340)
Additional paid-in capital	311,108	312,642
Retained earnings	47,886	53,226
Accumulated other comprehensive loss	(1,842)	(720)
Total stockholders’ equity	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2007	2006

Revenues:
Software license fees	$46,266	$41,185
Maintenance fees	32,167	28,729
Services	22,849	23,375
Total revenues	101,282	93,289

Expenses:
Cost of software license fees	10,214	10,211
Cost of maintenance and services	24,689	24,147
Research and development	16,411	11,985
Selling and marketing	20,673	18,150
General and administrative	26,443	23,831
Total expenses	98,430	88,324

Operating income	2,852	4,965

Other income (expense):
Interest income	763	885
Interest expense	(1,389)	(1,460)
Other, net	(334)	(293)
Total other income (expense)	(960)	(868)

Income before income taxes	1,892	4,097
Income tax expense	3,908	1,476
Net income (loss)	$(2,016)	$2,621

Earnings per share information
Weighted average shares outstanding
Basic	35,700	37,182
Diluted	35,700	38,035

Earnings per share
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

(unaudited and in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2007	$204	$—	$(140,340)	$312,642	$53,226	$(720)	$225,012
Comprehensive loss information:
Net loss	—	—	—	—	(2,016)	—	(2,016)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(1,122)	(1,122)
Comprehensive loss							(3,138)
Repurchase of common stock	—	—	(3,708)	—	—	—	(3,708)
Issuance of common stock pursuant to Employee Stock Purchase Plan
	—	—	2,165	(631)	—	—	1,534
Exercises of stock options	—	—	1,563	(953)	—	—	610
Stock option settlements	—	—	—	(151)	—	—	(151)
Tax benefit of stock options exercised and cash settled	—	—	—	206	—	—	206
Stock-based compensation	—	—	—	(5)	—	—	(5)
Issuance of common stock warrants	—	24,003	—	—	—	—	24,003
Cumulative effect of a change in accounting principle - adoption of FIN 48
	—	—	—	—	(3,324)	—	(3,324)
Balance at December 31, 2007	$204	$24,003	$(140,320)	$311,108	$47,886	$(1,842)	$241,039

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,016)	$2,621
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	1,496	1,379
Amortization	3,724	3,499
Tax expense of intellectual property shift	591	478
Amortization of debt financing costs	84	84
Gain on transfer of assets under contractual obligations	(386)	(404)
Loss on disposal of assets	17	54
Change in fair value of interest rate swaps	2,475	—
Deferred income taxes	(741)	1,658
Stock-based compensation expense (recovery)	(5)	1,748
Tax benefit of stock options exercised and cash settled	97	121
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	(17,552)	9,564
Other current assets	(384)	(247)
Other assets	(702)	121
Accounts payable	2,799	(2,733)
Accrued employee compensation	(73)	(13,145)
Accrued liabilities	3,982	2,574
Payment of class action litigation settlement	—	(8,450)
Current income taxes	2,443	(1,788)
Deferred revenue	16,171	(54)
Other current and noncurrent liabilities	103	2,309
Net cash flows from operating activities	12,123	(611)

Cash flows from investing activities:
Purchases of property and equipment	(2,227)	(4,648)
Purchases of software and distribution rights	(1,658)	(431)
Purchases of marketable securities	—	(2,500)
Proceeds from transfer of assets under contractual arrangement	500	500
Acquisition of businesses, net of cash acquired	(47)	(6,757)
Proceeds from alliance agreement, net of common stock warrants	9,330	—
Net cash flows from investing activities	5,898	(13,836)

Cash flows from financing activities:
Proceeds from issuance of common stock	279	—
Proceeds from issuance of common stock warrants	24,003	—
Payments for cash settlement of stock options	—	(285)
Proceeds from exercises of stock options	610	25
Excess tax benefit of stock options exercised	109	17
Purchases of common stock	(3,994)	(4,353)
Payments on debt and capital leases	(625)	(1,489)
Net cash flows from financing activities	20,382	(6,085)

Effect of exchange rate fluctuations on cash	(2,186)	284
Net increase (decrease) in cash and cash equivalents	36,217	(20,248)
Cash and cash equivalents, beginning of period	60,794	110,148
Cash and cash equivalents, end of period	$97,011	$89,900

Supplemental cash flow information
Income taxes paid, net	$243	$4,176
Interest paid	$1,271	$288

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands)

1.  Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at December 31, 2007, and for the three months ended December 31, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007.

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

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  As a result of this change, the Company’s transition period from October 1, 2007 to December 31, 2007 is covered by this Transition Report.  The Company’s new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  The Company has changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

Acquisitions

Visual Web Solutions, Inc.

On February 7, 2007, the Company acquired Visual Web Solutions, Inc. (“Visual Web”), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  These solutions complement and have been integrated with the Company’s United States-centric cash management and online banking solutions to create a more complete international offering.  Visual Web has wholly owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

The consolidated financial statements as of December 31, 2007 and for the three months then ended include amounts acquired from, as well as the results of operations of, Visual Web.

The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired.  Under the terms of the acquisition, the parties established a cash escrow arrangement in which $1.1 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.  The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets.  The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including tax contingencies and escrow settlements.

Stratasoft Sdn Bhd

On April 2, 2007, the Company acquired Stratasoft Sdn Bhd (“Stratasoft”), a provider of electronic payment solutions in Malaysia.  This acquisition compliments the Company’s strategy to move to a direct sales model in selected markets in Asia.

The consolidated financial statements as of December 31, 2007 and for the three months then ended include amounts acquired from, as well as the results of operations of, Stratasoft.

The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.  The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon outside   appraisals of the fair value of certain assets.  The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including bad debt reserves, tax contingencies, earn out and escrow settlements.

The Company will pay an additional aggregate amount of up to $1.2 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the periods ending December 31, 2007 and December 31, 2008.  The Company is continuing to assess the additional amounts payable to the sellers of Stratasoft, if any, for the period ending December 31, 2007 in accordance with the targets set forth in the purchase agreement. Upon completion of this assessment, any additional amounts would be recorded as an increase to goodwill in the accompanying consolidated balance sheet.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which $0.5 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted.  The Company is currently assessing the potential effect, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  The Company does not expect the adoption of SFAS 159 to have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

2.  Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition.  For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

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

SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. For certain of the Company’s products, VSOE of the fair value of PCS is determined by reference to stated renewals with consistent pricing of PCS and PCS renewals as a percentage of the software license fees. In other products, the Company determines VSOE by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of the fair value of PCS is determined by reference to stated renewals, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices.

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

	Three Months Ended December 31,
	2007	2006
Software license fees	$2,576	$1,938
Maintenance fees	1,101	1,296
Services	1,317	1,032
Total	$4,994	$4,266

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

3.  Share-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended December 31, 2007 totaled 78,932.  No shares were issued under the ESPP during the three months ended December 31, 2006, while the Company was not current with its filings with the SEC.

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

Upon adoption of SFAS No. 123(R), all of the Company’s existing share-based compensation awards were determined to be equity classified awards. A portion of these options were reclassified to liability classification as they were subsequently cash settled.  Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e., nonvested awards). These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS No. 123(R) adoption date through the end of the requisite service period.

A summary of stock options as of December 31, 2007, and changes during the three months then ended is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, September 30, 2007	3,708,431	$22.35
Granted	—	—
Exercised	(51,160)	10.75
Cancelled/Forfeited/Expired	(66,946)	27.39
Outstanding, December 31, 2007	3,590,325	$22.43	6.82	$9,459,896

Exercisable, December 31, 2007	1,822,578	$16.27	5.34	$9,459,896

No stock options were granted during the three months ended December 31, 2007 or 2006.  The Company issued treasury shares for the exercise of stock options during the three months ended December 31, 2007 and 2006.  The total intrinsic value of stock options exercised during the three months ended December 31, 2007 and 2006 was $0.6 million and $0.1 million, respectively.

The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended, during the three months ended December 31, 2007 or 2006.   A summary of nonvested LTIP Performance Shares as of December 31, 2007 and changes during the three months then ended is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2007	312,117	$31.95
Granted	—	—
Vested	—	—
Change in expected attainment for fiscal 2005 and 2006 grants	(132,110)	29.00
Forfeited or expired	(5,060)	29.10
Nonvested at December 31, 2007	174,947	$34.25

These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period  (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month backlog as determined and defined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company’s 60-month backlog, diluted earnings per share and total revenues. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Though September 30, 2007, the Company had accrued compensation costs assuming an attainment level of 110% for the awards granted in fiscal 2005 and 2006.  During the three months ended December 31, 2007, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company does not expect will achieve the predetermined minimum threshold level required for the LTIP Performance Shares granted in fiscal 2005 and 2006 to be earned.  As the performance goals are now considered improbable of achievement, the Company has reversed compensation costs related to the awards granted in fiscal 2005 and 2006 resulting in a $2.1 million reduction in operating expenses during the three months ended December 31, 2007.

Based on revised forecasts for the performance period of the awards granted during the year ended September 30, 2007, management currently believes that an achievement level of 100% will be attained for those awards.

As of December 31, 2007, there were unrecognized compensation costs of $15.2 million related to nonvested stock options and $2.9 million related to nonvested LTIP Performance Shares which the Company expects to recognize over weighted-average periods of 2.7 years and 2.0 years, respectively.

Excluding the impact of the reversal of compensation expense for the LTIP awards granted in fiscal 2005 and 2006, the Company recorded stock-based compensation expenses in accordance with SFAS No. 123(R) for the three months ended December 31, 2007 and 2006 related to stock options, LTIP Performance Shares, and the ESPP of $2.1 million and $1.9 million, respectively, with corresponding tax benefits of $0.8 million and $0.8 million, respectively.  Tax benefits in excess of the option’s grant date fair value under SFAS No. 123(R) are classified as financing cash flows.  No stock-based compensation costs were capitalized during the three months ended December 31, 2007 and 2006. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended December 31, 2007 and 2006 was $0.6 million and $0.1 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.1 million for the three months ended December 31, 2007 and 2006, respectively.

During the three months ended December 31, 2007, the Company reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, the Company recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007.

4. Goodwill

Changes in the carrying amount of goodwill attributable to each reportable operating segment during the three months ended December 31, 2007, consisting primarily of foreign currency translation adjustments, were as follows (in thousands):

Total
Balance, September 30, 2007	$205,715
Foreign currency translation adjustments	628
Adjustments - S2 (1)	13
Adjustments - Visual Web (2)	414
Balance, December 31, 2007	$206,770

(1)   Adjustment to S2 Systems, Inc. acquisition relates to settlement of escrow balances in accordance with the purchase agreement.

(2)          Visual Web purchase accounting adjustment relates to an adjustment to deferred tax balances.

5.  Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	December 31,	September 30,
	2007	2007
Internally-developed software	$13,299	$13,302
Purchased software	82,410	80,836
	95,709	94,138
Less: accumulated amortization	(64,279)	(62,374)
Software, net	$31,430	$31,764

At December 31, 2007, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.7 million of S2 Systems, Inc. purchased software, $3.4 million of eps Electronic Payment Systems AG purchased software, $17.7 million of P&H Solutions, Inc. purchased software and $1.1 million of Visual Web purchased software.   The remaining software net book value of $7.5 million is comprised of various software that has been acquired or developed for internal use.  The Company did not capitalize internal software development costs to be marketed for external sale in the three months ended December 31, 2007 or 2006.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the three months ended December 31, 2007 and 2006 totaled $2.1 million and $1.9 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31,	September 30,
	2007	2007
Customer relationships	$40,538	$40,488
Purchased contracts	11,593	11,643
Trademarks and tradenames	2,266	2,246
Covenant not to compete	1,546	1,531
	55,943	55,908
Less: accumulated amortization	(17,855)	(16,223)
Other intangible assets, net	$38,088	$39,685

Other intangible assets amortization expense recorded in the three months ended December 31, 2007 and 2006 totaled $1.6 million and $1.6 million, respectively.

The Company added other intangible assets of $1.2 million and $1.3 million, respectively, from the acquisitions of Visual Web and Stratasoft during the year ended September 30, 2007.  Based on capitalized intangible assets at December 31, 2007, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2008	$8,533	$6,439
2009	7,894	6,265
2010	6,825	6,221
2011	5,256	5,873
2012	2,549	4,801
Thereafter	373	8,489
Total	$31,430	$38,088

6.  Derivative Instruments and Hedging Activities

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate (LIBOR). The Company believes the resulting cost of funds is lower than it would have been had the Company converted the bank revolving facility to a fixed-rate structure.

At December 31, 2007, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR.  During the year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.

Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap currently qualifies for hedge accounting. Accordingly, the change in the aggregate fair value liability for the three months ended December 31, 2007 of $2.5 million is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.  Changes in the fair value of the interest rate swaps during the three months ended December 31, 2007 were as follows (in thousands):

Asset
(Liability)
Beginning fair value, September 30, 2007	$(2,077)
Loss recognized in earnings	(2,475)
Ending fair value, December 31, 2007	$(4,552)

The fair value of the liability is recorded in other noncurrent liabilities in the accompanying consolidated balance sheets at December 31, 2007 and September 30, 2007.

Monthly net settlement payments are recorded in other income (expense) on the consolidated statements of operations, which was not material for the three months ended December 31, 2007.

Subsequent to December 31, 2007, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced an adverse impact to the fair value liability of its interest rate swaps. During January 2008, the fair value liability has increased approximately $2.4 million from a balance of $4.6 million as of December 31, 2007 to $7.0 million as of January 31, 2008.

7.  Corporate Restructuring and Other Reorganization Charges

Changes in the liability for corporate restructuring charges during the three months ended December 31, 2007 were as follows:

Termination Benefits

Balance, September 30, 2007	$2,726
Additional restructuring charges incurred	477
Amounts paid during the period	(1,829)
Other	23
Balance, December 31, 2007	$1,397

Other includes the impact of foreign currency translation.

Additional severance-related restructuring charges of $0.5 million were incurred in the EMEA operating region during the three months ended December 31, 2007.

At December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.

The Company incurred $1.3 million of expense associated with the early termination of the corporate jet lease, which is included in general and administrative expenses for the three months ended December 31, 2007.

8.  Common Stock and Earnings Per Share

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

	Three Months Ended December 31,
	2007	2006

Weighted average share outstanding:
Basic weighted average shares outstanding	35,700	37,182
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities
	—	853
Diluted weighted average shares outstanding	35,700	38,035

For the three months ended December 31, 2006, there were 0.5 million stock options outstanding that were excluded from the computation of shares contingently issuable upon exercise of the stock options because exercise prices exceeded the average market value of common stock during the period.   For the three months ended December 31, 2007, 3.9 million options to purchase shares and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss.

9.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended December 31,
	2007	2006

Foreign currency transactions gains (losses)	$1,890	$(635)
Change in fair value of interest rate swap	(2,475)	—
Gain under contractual arrangement	386	404
Other	(135)	(62)
Total	$(334)	$(293)

10.  Comprehensive Income

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006

Net income (loss)	$(2,016)	$2,621
Foreign currency translation adjustments	(1,122)	2,455
Comprehensive income (loss)	$(3,138)	$5,076

Accumulated other comprehensive loss included in the Company’s consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.  Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive loss have not been tax effected.

11.  Segment Information

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

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment.  Corporate costs are allocated as a percentage of the headcount by segment.  The following are revenues and operating income (loss) for the periods indicated (in thousands):

	Three Months Ended December 31,
	2007	2006
Revenues:
Americas	$49,618	$47,134
EMEA	43,094	37,555
Asia/Pacific	8,570	8,600
	$101,282	$93,289

Operating income (loss):
Americas	$2,883	$2,622
EMEA	403	697
Asia/Pacific	(434)	1,646
	$2,852	$4,965

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended December 31, 2007 or 2006.  Aggregate revenues attributable to customers in the United Kingdom accounted for 14.9% and 12.8% of the Company’s consolidated revenues during the three months ended December 31, 2007 and 2006, respectively.

12.  Income Taxes

The effective tax rate for the three months ended December 31, 2007 and 2006 was approximately 206.6% and 36.0%, respectively.  The effective tax rate for the three months ended December 31, 2007 was negatively impacted by losses in foreign countries in which the Company was not able to record tax benefits and by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.  The effective tax rate for the three months ended December 31, 2006 was positively impacted primarily by a U.S. tax law change during the quarter that extended the research and development tax credit and negatively impacted primarily by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  The Company adopted the provision of FIN 48 effective October 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease to retained earnings of $3.3 million, which included at October 1, 2007 an increase of $2.7 million in net unrecognized tax benefits, which was accounted for as a decrease to the October 1, 2007 balance of retained earnings.  In addition, reclassification in balance sheet accounts as required by FIN 48 resulted in an increase in noncurrent deferred income tax assets of $4.3 million, an increase in other long term assets of $1.5 million and an increase in other long term liabilities of $14.8 million.  As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $16.2 million.  Of this amount, $9.0 million represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  No material amount of liability was added to the unrecognized tax benefit balance during the quarter.  The Company does not anticipate settling any tax liabilities within the coming year.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.  The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the company operates.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that the accruals for income taxes reflect the most probable outcome.  The Company will adjust these accruals, as well as the related interest, in light of changing facts and circumstances.  The years open for audit varies depending on the tax jurisdiction.  In the US, the Company’s tax returns for years following fiscal year 2003 are open for audit. In the UK, the Company’s tax returns for years following 2002 are open for audit, while in Canada, the Company’s tax returns for years following 1999 are open for audit.

The Company is currently being audited in the U.S. by the Internal Revenue Service covering the fiscal years 2005 and 2006.

The company is also currently under audit in the United Kingdom and Canada covering the fiscal years 2003 through 2005 and 2000 through 2004, respectively.  As a result of these audits, the company believes it is reasonably possible that the total amount of unrecongized tax benefits could significantly increase or decrease within the next 12 months.  The company is currently unable to estimate the amount of any such change.

The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense.  As of December 31, 2007, $1.4 million is accrued for the payment of interest and penalties related to income tax liabilities.

13.  Contingencies

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

Derivative Litigation.  On May 16, 2007, Thomas J. Lieven filed a purported stockholder derivative action in the United States District Court for the Southern District of New York.  The lawsuit named certain former and current officers and directors as individual defendants.  The Company was named as a nominal defendant.  The plaintiff makes allegations related to the Company’s historical stock option granting practices, and asserted claims on behalf of the Company against the individual defendants under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, as well as state law claims for breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste of corporate assets and unjust enrichment.  On October 30, 2007, the lawsuit was dismissed with prejudice as to the individual plaintiff, Thomas J. Lieven, and without prejudice as to rights of the Company as nominal defendant.

14.  Assets of Business Transferred Under Contractual Arrangement

On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company’s MessagingDirect business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million. Net assets with a book value of $0.1 million were legally transferred under the agreement.

An initial payment of $0.5 million was due at signing and was paid in October 2006.  The remaining $2.0 million is to be paid in installments through 2010.  In accordance with the terms of the Asset Purchase Agreement, the Company had certain obligations to fulfill on behalf of the buyer. Among other things, the Company was obligated to provide continuing support for certain customers of the aforementioned product lines by furnishing a certain level of staffing to provide the support as well as administrative services for a period after the transaction. The Company was reimbursed for such services at a rate equal to cost plus five percent.  Additionally, the Company will remain a reseller of these products for royalty fee of 50% of revenues generated from sales. Subsequent to the close of the transaction, the Company signed a termination agreement for the Edmonton, Canada office lease and all further obligations effective March 31, 2007.  The buyer was required to obtain facilities at another location and vacate the current premises on or before the termination date.

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the above transaction was not accounted for as a divestiture for accounting purposes. The accounting treatment for this type of transaction is outlined in SEC Staff Accounting Bulletin Topic 5E.  Under this accounting treatment, the assets and liabilities to be divested are classified in other current assets and accrued other liabilities within the Company’s consolidated balance sheet. Future payments will be recognized as gains in the period in which they are recovered.  In October 2006 and 2007, the Company collected $0.5 million of cash pursuant to the contractual arrangements and recognized a pretax gain of $0.4 million in each period.

15.  International Business Machines Corporation Alliance

On December 16, 2007, the Company entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years.

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2007. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in accrued and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2007.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable.

IBM will pay the Company additional amounts upon meeting certain prescribed obligations and incentives payable upon IBM recognizing revenue from end-user customers as a result of the Alliance.  The revenue related to the incentive payments will be deferred until the Company has reached substantial completion of the technical enablement obligations.  Subsequent to reaching substantial completion, revenue will be recognized as sales incentives are earned.

The stated initial term of the Alliance is five years, subject to extension for successive two year terms if not previously terminated by either party and subject to earlier termination for cause.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This transition report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” “we are well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our recent acquisition of Visual Web Solutions, Inc., and Stratasoft Sdn Bhd and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to; those discussed in Item 1A in the section entitled “Risk Factors – Factors That May Affect Our Future Results or The Market Price of Our Common Stock.”

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Results for the three months ended December 31, 2007 are not necessarily indicative of results that may be attained in the future.

Change in Fiscal Year End

Effective January 1, 2008, we changed our fiscal year end from September 30 to December 31.  As a result of this change, our transition period from October 1, 2007 to December 31, 2007 is covered by this Transition Report on Form 10-Q.  This transition period will be audited in connection with our Annual Report on Form 10-k for the year ending December 31, 2008. Our new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  We have changed our fiscal year end to align our sales contracting and delivery processes with our customers and to allow for more effective communication with the capital markets and investment community by being consistent with our peer group.

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

•      Single Euro Payments Area (“SEPA”) and Faster Payments Mandates. The SEPA and Faster Payment initiatives, primarily focused on the European Economic Community and the United Kingdom, are designed to facilitate lower costs for cross-border payments and facilitate reduced timeframes for settling electronic payment transactions.  Our retail and wholesale banking solutions provide key functions that help financial institutions address these mandated regulations

•      Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a fewer number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decide to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

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

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period.  Also during the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million that is not yet outstanding under the credit facility, respectively.  Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.

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

International Business Machines Corporation Alliance

On December 16, 2007, we entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of our electronic payments application software and IBM’s middleware and hardware platforms, tools and services. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, we granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years.

Under the terms of the Alliance, on December 16, 2007, IBM paid us an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2007. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in accrued and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2007.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. We will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable.

IBM will pay us additional amounts upon meeting certain prescribed obligations and incentives payable upon IBM recognizing revenue from end-user customers as a result of the Alliance.  The revenue related to the incentive payments will be deferred until the Company has reached substantial completion of the technical enablement obligations.  Subsequent to reaching substantial completion, revenue will be recognized as sales incentives are earned.

The stated initial term of the Alliance is five years, subject to extension for successive two year terms if not previously terminated by either party and subject to earlier termination for cause.

Acquisitions

On February 7, 2007, we acquired Visual Web Solutions, Inc (“Visual Web”).  Visual Web markets trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  Visual Web has sales and customer support office in Singapore, and a product development facility in Bangalore, India.  The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired

On April 2, 2007, we acquired Stratasoft Sdn. Bhd. (“Stratasoft”).  Stratasoft was a Kuala Lumpur based company focused on the provision of mainframe based payments systems to the Malaysian market.  Prior to the acquisition, Stratasoft had been a distributor of our OCM 24 product within the Malaysian market since 1995.  The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.

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

We have substantially completed a comprehensive review of the assumptions used and data required in computing our backlog estimates.  The 60-month and 12-month backlog estimates set forth below for the period ended September 30, 2007 have been revised to reflect these adjustments.  The revisions resulted in an increase in the 60-month backlog estimate of $14 million and a decrease in the 12-month backlog estimate of $2.5 million, the majority of which is monthly recurring revenue for the period ended September 30, 2007.

The review identified two categories of adjustments which are reflected in the above revision:

•               Adjustments due to inaccurate or incomplete data resulting in a historical over-statement of previously reported backlog estimates, and

 •                Adjustments required to conform with the recently adopted backlog policy resulting in a historical under-statement of previously reported backlog estimates.

While this review is substantially complete and we do not expect further adjustments to previously reported backlog estimates, we continue to review the processes, procedures, tools, and assumptions used in preparing backlog estimates.

In addition, we also completed a review of our customer renewal experience over the most recent 12-month period.  The impact of this review resulted in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates.  For comparability purposes, September 30, 2007 backlog estimates have been revised to reflect the updated renewal rate assumptions.  This revision resulted in an increase in the 60-month backlog estimate of approximately $25 million and an increase in the 12-month backlog estimate of approximately $1.6 million, the majority of which is monthly recurring revenue for the period ended September 30, 2007.

The company expects to perform an annual review of customer renewal experience.  In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2007 and September 30, 2007 (in millions):

	December 31, 2007	September 30, 2007
Americas	$733	$717
EMEA	504	489
Asia/Pacific	143	135
Total	$1,380	$1,341

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate.  Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees.  Non-recurring revenues include other software license fees and services.  Amounts included in 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2007 and September 30, 2007 (in millions):

	December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$130	$30	$160	$125	$34	$159
EMEA	73	66	139	70	66	136
Asia/Pacific	26	11	37	25	8	33
Total	$229	$107	$336	$220	$108	$328

Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences.  Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods.  Accordingly, there can be no assurance that amounts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period.  Additionally, because backlog estimates are operating metrics, the estimates are not subject to the same level of internal review or controls as a GAAP financial measure.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended December 31,
	2007		2006
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$32,557	32.1%	$25,948	27.8%
Monthly license fees (MLFs)	13,709	13.5%	15,237	16.3%
Software license fees	46,266	45.6%	41,185	44.1%
Maintenance fees	32,167	31.8%	28,729	30.8%
Services	22,849	22.6%	23,375	25.1%
Total revenues	101,282	100.0%	93,289	100.0%

Expenses:
Cost of software licenses fees	10,214	10.1%	10,211	10.9%
Cost of maintenance and services	24,689	24.4%	24,147	25.9%
Research and development	16,411	16.2%	11,985	12.8%
Selling and marketing	20,673	20.4%	18,150	19.5%
General and administrative	26,443	26.1%	23,831	25.5%
Total expenses	98,430	97.2%	88,324	94.7%

Operating income	2,852	2.8%	4,965	5.3%

Other income (expense):
Interest income	763	0.8%	885	0.9%
Interest expense	(1,389)	-1.4%	(1,460)	-1.6%
Other, net	(334)	-0.3%	(293)	-0.3%
Total other income (expense)	(960)	-0.9%	(868)	-0.9%

Income before income taxes	1,892	1.9%	4,097	4.4%
Income tax expense	3,908	3.9%	1,476	1.6%
Net income (loss)	$(2,016)	-2.0%	$2,621	2.8%

Revenues

Total revenues for the three months ended December 31, 2007 increased $8.0 million, or 8.6%, as compared to the same period of 2006. Included in the three months ended December 31, 2007 revenue with no corresponding amount in the same period of 2006 was approximately $0.8 million of revenue related to the acquisitions of Visual Web and Stratasoft.  Excluding the impact of the acquired businesses, total revenues increased primarily as a result of a $5.1 million, or 12.3%, increase in software license fee revenues, a $3.1 million, or 10.7%, increase in maintenance fee revenues partially offset by a $1.0 million or 4.2% decrease in services revenue.

The increase in software license fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended December 31, 2007, as compared to the same period of 2006, is primarily due to greater license and capacity fee revenues in the America’s and EMEA reportable operating segments.  This increase is primarily due to increased capacity requirements for existing customers which is often combined with the renewal of license term.

The increase in maintenance fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended December 31, 2007, as compared to the same period of 2006, is primarily a result of an increase in the number of customers in the EMEA reportable operating segment that achieved go live status since December 31, 2006.

The decrease in services revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended December 31, 2007, as compared to the same period of 2006, resulted from a $1.3 million or a 17.7% decline of implementation services primarily in the EMEA reportable operating segment. This was a result of a series of large projects that were completed during the three months ended December 31, 2006.  Recognition of implementation services is often a function of timing, as in this case, which drives variances between years.  Processing services increased by $0.8 million or 10.7%, driven primarily by Enterprise Banker application services growth offset by the cancellation of a facilities management contract in the America’s reportable operating segment.

Expenses

Total operating expenses for the three months ended December 31, 2007 increased $10.1 million, or 11.4%, as compared to the same period of 2006. Included in the three months ended December 31, 2007 operating expenses with no corresponding amount in the same period of 2006 was approximately $2.3 million of operating expenses related to acquired businesses.

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $3.4 million, or 28.0% increase in research and development costs, a $2.3 million, or 12.8% increase in selling and marketing costs, a $2.5 million, or 10.5% increase in general and administrative costs, offset by a $0.1 million, or 0.5% decrease in maintenance and service costs and a $0.3 million, or 2.7% decrease in the cost of software license fees.

Cost of software license fees for the three months ended December 31, 2007 was consistent with the same period of 2006.  Expenses of $0.3 million related to acquired businesses were incurred during the three months ended December 31, 2007.

Cost of maintenance and services for the three months ended December 31, 2007 increased $0.5 million, or 2.2%, as compared to the same period of 2006.  Expenses of $0.6 million related to acquired businesses were incurred during the three months ended December 31, 2007.

Research and development (“R&D”) costs for the three months ended December 31, 2007 increased $4.4 million, or 36.9%, as compared to the same period of 2006.  The increase resulted from expenses of $1.1 million related to acquired businesses and $3.3 million of expenses associated with B24-eps R&D activities, build-out of ACI On Demand and other software optimization.

Selling and marketing costs for the three months ended December 31, 2007 increased $2.5 million, or 13.9%, as compared to the same period of 2006.  The increase resulted from expenses of $0.2 million related to acquired businesses as well as an approximate $2.0 million increase in commissions driven by a relative increase in sales activity partly attributable to the change from a fiscal year to a calendar year-end.  The remaining expense was driven by timing of advertising and promotions activities.

General and administrative costs for the three months ended December 31, 2007 increased $2.6 million, or 11.0%, as compared to the same period of 2006.  Included in costs for the three months ended December 31, 2007 with no corresponding amount in the same period of 2006 are general and administrative costs of approximately $0.1 million related to acquired businesses.  Additionally, included in the three months ended December 31, 2007, were $3.0 million of accounting and tax professional fees, $1.3 million of expense associated with early termination of the corporate jet lease, $0.7 million of restructuring and other employee related expense, $0.5 million of professional fees to support the IBM Alliance, $0.5 million of increased rent and utilities expense related to improvements made in our United Kingdom and Canada facilities and $0.4 million of other expenses offset by $1.3 million for release of the accrual related to LTIP Performance Shares granted in fiscal 2005 and 2006.  Approximately $2.6 million of the expenses incurred in the three months ended December 31, 2006, with no corresponding amount during the same period in 2007, related to the historical stock option review and management analysis.

Other Income and Expense.

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items.  Fluctuating currency rates impacted the three months ended December 31, 2007 by $1.9 million in net foreign currency gains, as compared with $0.6 million in net losses during the same period in 2006.  A $2.5 million loss on change in fair value of interest rate swaps was incurred during the three months ended December 31, 2007 with no corresponding amount in the same period of 2006.  Interest income for the three months ended December 31, 2007 decreased $0.1 million or 13.8% as compared to the corresponding period of 2006.  Interest expense was consistent for the three months ended December 31, 2007 and 2006.

Income Taxes.

The effective tax rate for the three months ended December 31, 2007 and 2006 was approximately 206.6% and 36.0%, respectively.  The effective tax rate for the three months ended December 31, 2007 was negatively impacted by losses in foreign countries in which the Company was not able to record tax benefits and by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.  The effective tax rate for the three months ended December 31, 2006 was positively impacted primarily by a U.S. tax law change during the quarter that extended the research and development tax credit and negatively impacted primarily by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.

Segment Results

The following table presents revenues and operating income for the periods indicated by geographic region (in thousands):

	Three Months Ended December 31,
	2007	2006
Revenues:
Americas	$49,618	$47,134
EMEA	43,094	37,555
Asia/Pacific	8,570	8,600
	$101,282	$93,289
Operating income (loss):
Americas	$2,883	$2,622
EMEA	403	697
Asia/Pacific	(434)	1,646
	$2,852	$4,965

Revenues increased in the EMEA region by $5.5 million, or 14.7%, and in the Americas region by $2.5 million, or 5.3%, for the three months ended December 31, 2007 compared to the same period in 2006.  Revenue for the Asia/Pacific region were consistent for the three months ended December 31, 2007 compared to the same period in 2006.

Operating income increased in the Americas region by $0.3 million, or 10.0%, for the three months ended December 31, 2007 compared to the same period in 2006.  The increase in operating income in the Americas region is due to improved organic revenue performance and to a lesser extent, the integration of the acquisition of P&H Solutions, Inc.  Operating income in the EMEA region declined $0.3 million or 42.2% for the three months ended December 31, 2007 compared to the same period in 2006.  Operating income decreased in  the Asia/Pacific region by $2.1 million for the three months ended December 31, 2007 compared to the same period in 2006.  The decrease in operating income in the Asia/Pacific region is primarily due to margin impact related to acquired businesses of ($1.2) million and higher corporate and global support cost allocations.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity consisted of $97.0 million in cash and cash equivalents and $75.0 million of unused borrowings under our revolving credit facility.  We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of December 31, 2007.

In December 2004, we announced that our Board of Directors approved a stock program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, we have purchased approximately 4,409,729 shares for approximately $123 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $87 million as of December 31, 2007.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated.  Please refer to this summary as you read our discussion of the sources and uses of cash in each period.

	Three Months Ended December 31,
	2007	2006
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$12,123	$(611)
Investing activities	5,898	(13,836)
Financing activities	20,382	(6,085)

Net cash flows provided by operating activities for the three months ended December 31, 2007 amounted to $12.1 million as compared to net cash flows used by operating activities of $0.6 million during the same period in 2006.  The comparative period increase in net cash flows from operating activities of $12.7 million was principally the result of the following items:  $8.5 million paid during the three months ended December 31, 2006 for settlement of the class action lawsuit, a $16.1 million increase in deferred revenue and a decrease in accruals for other expenses of $21.1 million in the three months ended December 31, 2007.  These items were partially offset by a net loss of $2.0 million for the three months ended December 31, 2007 versus net income of $2.6 million for the same period in 2006 and decreased cash collections on customer receivables of $27.1 million in the three months ended December 31, 2007 as compared to the same period in 2006 and decreased non-cash expenses of $1.3 million, such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes.

Net cash flows provided by investing activities totaled $5.9 million in the three months ended December 31, 2007 as compared to $13.8 million used in investing activities during the same period in 2006.  During the three months ended December 31, 2007, we used cash of $47,000 for a contingency payment under the S2 Systems, Inc. purchase agreement.  We also used cash of $3.9 million to purchase software, property and equipment.  These uses of cash flow were offset in the three months ended December 31, 2007 by $9.3 million received related to the IBM Alliance and $0.5 million in proceeds from asset transferred under contractual arrangement.  During the three months ended December 31, 2006, we used cash of $2.5 million to increase our holdings of marketable securities and $5.1 million to purchase software, property and equipment.  We also used cash of $6.2 million for the acquisition of eps Electronic Payment Systems AG and $0.6 million related to P&H Solutions, Inc during the three months ended December 31, 2006.  These uses of cash flow were partially offset in the three months ended December 31, 2006 by $0.5 million provided by assets transferred under contractual arrangement.

Net cash flows provided by financing activities totaled $20.4 million in the three months ended December 31, 2007 as compared to net cash flows used of $6.1 million during the same period in 2006.  In the three months ended December 31, 2007 and 2006, we used cash of $4.0 million and $4.4 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.6 million and $1.5 million during the three months ended December 31, 2007 and 2006, respectively.  In 2007 and 2006, we received proceeds of $0.7 million and $42,000, including corresponding excess tax benefits, from the exercises of stock options, respectively.  In the three months ended December 31, 2007, we received $24.0 million for issuance of common stock warrants related to the IBM Alliance and $0.3 million in proceeds for the issuance of common stock for a purchase under our Employee Stock Purchase Plan.

We also realized a $2.2 million decrease in cash during the three months ended December 31, 2007 compared to a $0.3 million increase in cash during the same period of 2006 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Contractual Obligations and Commercial Commitments

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended).  The liability for unrecognized tax benefits at December 31, 2007 is $16.2 million.

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

Our sales focus continues to shift from our more-established products to more complex arrangements involving multiple products inclusive of our BASE24-eps product and less-established (collectively referred to as “newer”) products. As a result of this shift to newer products and more complex, multiple product arrangements, absent other factors, we initially experience an increase in deferred revenue and a corresponding decrease in current period revenue due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by our management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow us to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.  BASE24-eps was reclassified as a mature product as of October 1, 2006.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2007 and September 30, 2007, our intangible assets, net of accumulated amortization, were $38.1 million and $39.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

As of December 31, 2007 and September 30, 2007, our goodwill was $206.8 million and $205.7 million, respectively.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

Stock-Based Compensation

Effective October 1, 2005 we began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123(R).  We adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently have not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with stock-based awards includes (1) amortization related to the remaining unvested portion of stock-based awards granted prior to September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) amortization related to stock-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were issued in fiscal 2007, fiscal 2006 and fiscal 2005.  These awards are earned based on the achievement over a specified period of performance goals related to certain performance indicators.  In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  The Company adopted the provision of FIN 48 effective October 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted.  We are currently assessing the potential effect, if any, of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  The Company does not expect the adoption of SFAS 159 to have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended December 31, 2007. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins.  We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2007, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.3 million annually.

During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively.  As of December 31, 2007, the fair value liability of the interest rate swaps was approximately $4.6 million and was included in Other Noncurrent Liabilities on the consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $1.4 million at December 31, 2007.  Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statement of operations, along with the related income tax effects.

Subsequent to December 31, 2007, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced an adverse impact to the fair value liability of its interest rate swaps. During January 2008, the fair value liability has increased approximately $2.4 million from a balance of $4.6 million as of December 31, 2007 to $7.0 million as of January 31, 2008.

Item 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2007.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2007, material weaknesses in internal control over financial reporting related to recognition of revenue and income taxes existed.  A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of December 31, 2007 and have concluded that the material weaknesses related to accounting for recognition of revenue and accounting for income taxes were not remediated as of December 31, 2007.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, no other material weaknesses were identified in our evaluation of internal controls as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Remediation plans established and initiated by management in fiscal year 2007 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A.  RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2007. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations. The risk factors set forth below were disclosed in the Form 10-K, but have been updated to provide additional information or updates:

Management’s backlog estimate may not be accurate and may not generate the predicted revenues.

Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions, including management’s current assessment of customer and third party contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period. A number of factors could result in actual revenues being less than the amounts reflected in backlog. Our customers or third party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts. Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period.  Additionally, because backlog estimates are operating metrics, the estimates are not subject to the same level of internal review or controls as a generally accepted accounting principles (“GAAP”) financial measure.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2007	50,000	$23.00	50,000	$89,167,000
November 1 through November 30, 2007	116,472	$21.97	116,472	$86,608,000
December 1 through December 31, 2007	—	$—	—	$86,608,000
Total (1)	166,472	$22.28	166,472

(1)          In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million.  In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $87 million remains available.  In June 2007, we implemented this previously announced increase to our share repurchase program.  There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company.  Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.  During the three months ended December 31, 2007, all shares were purchased in open-market transactions.

In addition to the purchases set forth above, pursuant to Rule 10b5-1 plan, we reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, we recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

10.1		Master Alliance Agreement Between ACI Worldwide, Inc. and International Business Machines Corporation
10.2		Warrant Agreement Between ACI Worldwide, Inc. and International Business Machines Corporation
10.3		Warrant Agreement Between ACI Worldwide, Inc. and International Business Machines Corporation
31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ACI WORLDWIDE, INC.
(Registrant)

Date: February 19, 2008	By:	/s/ HENRY C. LYONS
Henry C. Lyons
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1		Master Alliance Agreement Between ACI Worldwide, Inc. and International Business Machines Corporation
10.2		Warrant Agreement Between ACI Worldwide, Inc. and International Business Machines Corporation
10.3		Warrant Agreement Between ACI Worldwide, Inc. and International Business Machines Corporation
31.01		Certification of Chief Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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