Form 10-K/A
period 2007-09-30
ACI WORLDWIDE, INC.
filed 2008-03-04
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐    No ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on March 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $32.39, was $1,196,165,647. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.

As of January 25, 2008, there were 35,675,884 shares of the registrant’s common stock outstanding.

Explanatory Note

ACI Worldwide, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on January 30, 2008.  This Amendment is being filed solely to correct a classification error in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”  We determined that there was a difference in the reporting of monthly license fees as disclosed in the earnings release for the quarter ended September 30, 2007 issued on December 17, 2007 and in the table in the “Results of Operations” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Form 10-K.  As clarification, the allocation of total licensee fee revenue to initial license fees and monthly license fees for the year ended September 30, 2007, was $87.3 million and $62.1 million, respectively, rather than $95.7 million and $53.8 million, respectively.  The total software license fee revenue set forth in this Form 10-K/A for the fiscal year ended September 30, 2007 remains $149.5 million as originally set forth in our Form 10-K.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the original Form 10-K except as noted above.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC.  In particular, any forward-looking statements included in this form 10-K/A represent management’s view as of the filing date of the Form 10-K.  Accordingly, this 10-K/A should be read in conjunction with the original filing of our Annual Report on Form 10-K.

As required by Rule 12b-15, under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed and/or furnished as exhibits to this Form 10-K/A.

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

On February 23, 2007, our Board of Directors approved a change in the Company’s fiscal year from a September 30th fiscal year-end to a December 31st fiscal year-end, effective as of January 1, 2008 for the fiscal year ending December 31, 2008. In accordance with applicable SEC Rules, we intend to file a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007. The Transition Report on Form 10-Q will be filed in lieu of the Company’s Quarterly Report on Form 10-Q for the first quarter of the old fiscal year, which would have otherwise been due on February 11, 2008. The Transition Report will be required to be filed by February 11, 2008.

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

Subsequent to September 30, 2007, the Company obtained certain extensions in connection with the delivery of financial statements and related matters under the financing arrangements for its bank debt.  The Company’s current extensions under the credit facilities expire on January 31, 2008 for its annual financial statements for the fiscal year ended September 30, 2007.  The Company must deliver the financial statements for the transition period ended December 31, 2007 by no later than March 15, 2008.

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

On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG (“eps AG”), headquartered in Frankfurt, Germany. The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006.  eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG will provide us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG’s testing and dispute management solutions into markets beyond Germany. In addition, eps AG’s presence in Romania will help us more rapidly develop our global offshore development and support capabilities.  The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition.

On September 29, 2006, we completed the acquisition of P&H Solutions, Inc. (“P&H”).  P&H was a leading provider of enterprise business banking solutions and provides a complement to our existing revenue producing activities.  The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired, approximately $73.3 million of which was financed by the Credit Agreement described in Note 6, “Debt”, in the Notes to Consolidated Financial Statements, with the remaining cash of $60.4 million derived from the sale of investments  The acquisition of P&H has extended our wholesale payments solutions suite, provide us with an Application Software Provider (“ASP”)-based offering and allowed us to distribute P&H’s solutions into international markets through our global distribution channel.

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

ASSETS OF BUSINESSES TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS

On September 29, 2006, we completed the sale of the eCourier and Workpoint product lines to PlaNet Group, Inc.  We retained rights to distribute these products as components of our electronic payments solutions.  See Note 16, “Assets of Businesses Transferred Under Contractual Arrangements”, in the Notes to Consolidated Financial Statements for further detail.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (amounts in thousands):

	Year Ended September 30,
	2007		2006		2005
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$87,341	23.8%	$107,347	30.9%	$95,206	30.4%
Monthly license fees (MLFs)	62,144	17.0%	68,282	19.6%	73,216	23.4%
Software license fees	149,485	40.8%	175,629	50.5%	168,422	53.8%
Maintenance fees	121,233	33.1%	103,708	29.8%	93,501	29.8%
Services	95,500	26.1%	68,565	19.7%	51,314	16.4%
Total revenues	366,218	100.0%	347,902	100.0%	313,237	100.0%

Expenses:
Cost of software license fees	42,237	11.5%	31,124	8.9%	24,666	7.9%
Cost of maintenance and services	98,605	26.9%	79,622	22.9%	60,337	19.3%
Research and development	52,088	14.2%	40,768	11.7%	39,688	12.7%
Selling and marketing	70,280	19.2%	66,720	19.2%	65,612	20.9%
General and administrative	100,589	27.5%	67,440	19.4%	58,683	18.7%
Settlement of class action litigation	—	0.0%	8,450	2.4%	—	0.0%
Total expenses	363,799	99.3%	294,124	84.5%	248,986	79.5%

Operating income	2,419	0.7%	53,778	15.5%	64,251	20.5%

Other income (expense):
Interest income	4,082	1.1%	7,825	2.2%	3,843	1.2%
Interest expense	(6,644)	-1.8%	(185)	-0.1%	(510)	-0.2%
Other, net	(3,740)	-1.0%	(543)	-0.2%	(1,681)	-0.5%
Total other income (expense)	(6,302)	-1.7%	7,097	2.0%	1,652	0.5%

Income (loss) before income taxes	(3,883)	-1.1%	60,875	17.5%	65,903	21.0%
Income tax expense	5,248	1.4%	5,510	1.6%	22,804	7.3%
Net income (loss)	$(9,131)	-2.5%	$55,365	15.9%	$43,099	13.8%

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

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $21.0 million, or 31.5%, increase in general and administrative costs, a $2.9 million, or 3.8%, increase in maintenance and services costs, a $0.2 million, or 0.8%, increase in the cost of software license fees, partially offset by a $4.8 million, or 7.2%, decrease in selling and marketing costs, a $0.8 million, or 2.1%, decrease in research and development (“R&D”) costs and $8.5 million recorded in 2006 related to settlement of the class action litigation.

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

Interest expense for fiscal 2007 increased $6.5 million, as compared to fiscal 2006.  As discussed in Note 6, “Debt” in the Notes to Consolidated Financial Statements, we entered into a long term credit facility agreement with aggregate available borrowings of $150 million on September 29, 2006 under which $75 million was outstanding as of September 30, 2007.

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

General and administrative costs for fiscal 2006 increased $8.8 million, or 14.9%, as compared to fiscal 2005.  The increase was due to stock-based compensation costs of $3.9 million recognized during the year resulting from the adoption of SFAS No. 123(R), severance costs related to two reorganizations that were effected during the year (see Note 8, “Corporate Restructuring and Other Reorganization Charges” in the Notes to Consolidated Financial Statements for further detail), increased costs resulting from globalization initiatives and additional compensation and benefit costs.

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

Interest expense for fiscal 2006 decreased $0.3 million, or 63.7%, as compared to fiscal 2005.  Scheduled payments of debt under financing agreements continued to be made during fiscal 2006, which decreased outstanding debt balances and corresponding interest expense.   These financing agreements were repaid in full as of September 20, 2006.  As discussed in Note 6, “Debt” in the Notes to Consolidated Financial Statements, we entered into a long term credit facility agreement with aggregate available borrowings of $150 million under which $75 million was outstanding as of September 30, 2006, which will increase interest expense in future years.

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

In connection with funding the purchase of P&H, as discussed in Note 6, “Debt” in the Notes to Consolidated Financial Statements, on September 29, 2006, we entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. We have the option to increase the aggregate principal amount to $200 million.  The facility has a maturity date of September 29, 2011. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain of our domestic subsidiaries.

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

On October 5, 2006, we exercised our right to convert the rate on our initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%.  The interest rate in effect at September 30, 2007 was 6.205%.  There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on our leverage ratio.  The initial principal borrowings of $75 million were outstanding at September 30, 2007.  There is $75 million remaining under the credit facility for future borrowings.  See Note 7, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for further detail.

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

Since these interest rate swaps do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivatives and Hedging Instruments, changes in market interest rates will impact our earnings.  See Item 8a, Quantitative and Qualitative Disclosures About Market Risk and Note 7, “Derivative Instruments and Hedging Activities”, in the Notes to the Consolidated Financial Statements.

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

	Year Ended Setpember 30,
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

The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 13, “Stock-Based Compensation Plans”,  in the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In June 2005, the FASB issued FASB Staff Position No. FAS 143-1 (“FSP FAS 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”). FSP FAS 143-1 is effective the later of our fiscal 2006 or the date that an EU member country in which we might have an obligation adopts the Directive. To date, the adoption of FSP FAS 143-1 in those countries which have already adopted the Directive has not had a material effect on our financial position, results of operations or cash flows and we do not expect the adoption of FSP FAS 143-1 by countries in the future to have a material effect on its financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 will be effective beginning October 1, 2007. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. We are currently evaluating the requirements and to date have identified tax contingencies for which we expect to record a cumulative effect adjustment of approximately $3.0 million upon the adoption of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces FAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits.  The following exhibit index lists exhibits filed as part or furnished as part of this Form 10-K/A:

Exhibit No.	Description
31.01	Certification of Principal Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Principal Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: March 4, 2008	By:	/s/ Scott W. Behrens
Scott W. Behrens
Vice President, Corporate
Controller, and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification of Principal Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Principal Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)