Form 10-Q/A
period 2007-12-31
ACI WORLDWIDE, INC.
filed 2008-03-04
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2007 to December 31, 2007

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Broadway, Suite 3350
New York, New York 10271	(646) 348-6700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Yes   ☐      No   ☒

As of February 15, 2008, there were 35,935,352 shares of the registrant’s common stock outstanding.

Explanatory Note

ACI Worldwide, Inc. is filing this Amendment to its Transition Report on Form 10-Q for the quarter ended December 31, 2007 (“Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2008.  This Amendment is being filed solely to correct a classification error in Item 2, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”  We determined that there was a difference in the reporting of monthly license fees as disclosed in the earnings release for the quarter ended December 31, 2007 issued on February 19, 2008 and in the table in the “Results of Operations” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Form 10-Q.  As clarification, the allocation of total licensee fee revenue to initial license fees and monthly license fees for the quarter ended December 31, 2007, was $30.3 million and $16.0 million, respectively, rather than $32.6 million and $13.7 million, respectively.  The total software license fee revenue set forth in this Form 10-Q/A for the transition period ended December 31, 2007 remains $46.3 million as originally set forth in our Form 10-Q.

This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above.  This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC.  In particular, any forward-looking statements included in this form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.  Accordingly, this 10-Q/A should be read in conjunction with the original filing of our Transition Report on Form 10-Q.

As required by Rule 12b-15, under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed and/or furnished as exhibits to this Form 10-Q/A.

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

Change in Fiscal Year End

Effective January 1, 2008, we changed our fiscal year end from September 30 to December 31.  As a result of this change, our transition period from October 1, 2007 to December 31, 2007 is covered by this Transition Report on Form 10-Q.  This transition period will be audited in connection with our Annual Report on Form 10-K for the year ended December 31, 2008.  Our new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  We have changed our fiscal year end to align its sales contracting and delivery processes with our customers and to allow for more effective communication with the capital markets and investment community by being consistent with our peer group.

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended December 31,
	2007		2006
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$30,274	29.9%	$25,948	27.8%
Monthly license fees (MLFs)	15,992	15.8%	15,237	16.3%
Software license fees	46,266	45.6%	41,185	44.1%
Maintenance fees	32,167	31.8%	28,729	30.8%
Services	22,849	22.6%	23,375	25.1%
Total revenues	101,282	100.0%	93,289	100.0%

Expenses:
Cost of software licenses fees	10,214	10.1%	10,211	10.9%
Cost of maintenance and services	24,689	24.4%	24,147	25.9%
Research and development	16,411	16.2%	11,985	12.8%
Selling and marketing	20,673	20.4%	18,150	19.5%
General and administrative	26,443	26.1%	23,831	25.5%
Total expenses	98,430	97.2%	88,324	94.7%

Operating income	2,852	2.8%	4,965	5.3%

Other income (expense):
Interest income	763	0.8%	885	0.9%
Interest expense	(1,389)	-1.4%	(1,460)	-1.6%
Other, net	(334)	-0.3%	(293)	-0.3%
Total other income (expense)	(960)	-0.9%	(868)	-0.9%

Income before income taxes	1,892	1.9%	4,097	4.4%
Income tax expense	3,908	3.9%	1,476	1.6%
Net income (loss)	$(2,016)	-2.0%	$2,621	2.8%

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

Income Taxes.

The effective tax rate fore the three months ended December 31, 2007 and 2006 was approximately 206.6% and 36.0%, respectively.  The effective tax rate for the three months ended December 31, 2007 was negatively impacted by losses in foreign countries in which the Company was not able to record tax benefits.  The effective tax rate for the three months ended December 31, 2006 was positively impacted primarily by a U.S. tax law change during the quarter that extended the research and development tax credit and negatively impacted primarily by the recognition of tax expense associated with the transfer of certain intellectual property rights out of the U.S.

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

Operating income increased in the Americas region by $0.3 million, or 10.0%, for the three months ended December 31, 2007 compared to the same period in 2006.  The increase in operating income in the Americas region is due to improved organic revenue performance and to a lesser extent, the integration of the acquisition of P&H Solutions, Inc.  Operating income in the EMEA region declined by $0.3 million or 42.2% for the three months ended December 31, 2007 compared to the same period in 2006.  Operating income decreased in the Asia/Pacific region by $2.1 million for the three months ended December 31, 2007 compared to the same period in 2006.  The decrease in operating income in the Asia/Pacific region is primarily due to margin impact related to acquired businesses of ($1.2) million and higher corporate and global support cost allocations.

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

Item 6.  EXHIBITS

The following exhibit index lists exhibits filed as part or furnished as part of this Form 10-Q/A:

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
Vice President, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

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