Form 10-Q
period 2008-03-31
ACI WORLDWIDE, INC.
filed 2008-05-09
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 8, 2008, there were 34,362,704 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$108,667	$97,011	$60,794
Billed receivables, net of allowances of $1,721, $1,723, and $2,041, respectively	88,203	87,932	70,384
Accrued receivables	8,927	11,132	11,955
Deferred income taxes	5,827	5,374	7,088
Recoverable income taxes	4,337	6,033	3,852
Prepaid expenses	10,231	9,803	10,572
Other current assets	11,078	8,399	7,233
Total current assets	237,270	225,684	171,878

Property, plant and equipment, net	19,282	19,503	19,356
Software, net	30,960	31,430	31,764
Goodwill	209,952	206,770	205,715
Other intangible assets, net	36,964	38,088	39,685
Deferred income taxes	33,940	31,283	24,315
Other assets	16,347	17,700	14,028
TOTAL ASSETS	$584,715	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,911	$16,351	$14,677
Accrued employee compensation	21,150	22,659	22,625
Deferred revenue	135,398	115,519	97,042
Income taxes payable	—	—	2,251
Alliance agreement liability	7,552	9,331	—
Accrued and other current liabilities	21,119	22,992	17,925
Total current liabilities	198,130	186,852	154,520

Deferred revenue	20,258	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes	3,012	3,245	3,265
Alliance agreement noncurrent liability	38,259	—	—
Other noncurrent liabilities	37,635	37,069	18,664
Total liabilities	372,294	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2008, December 31, 2007 and September 30, 2007, respectively	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at March 31, 2008, December 31, 2007, and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 6,476,162, 5,144,947, and 5,115,367 shares outstanding at March 31, 2008, December 31, 2007 and September 30, 2007, respectively	(161,995)	(140,320)	(140,340)
Additional paid-in capital	306,143	311,108	312,642
Retained earnings	44,426	47,886	53,226
Accumulated other comprehensive loss	(360)	(1,842)	(720)
Total stockholders’ equity	212,421	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$584,715	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Revenues:
Software license fees	$39,098	$38,524
Maintenance fees	31,473	29,901
Services	22,020	21,523
Total revenues	92,591	89,948

Expenses:
Cost of software license fees	12,491	11,193
Cost of maintenance and services	28,629	23,351
Research and development	12,553	12,041
Selling and marketing	16,750	16,799
General and administrative	22,680	26,353
Total expenses	93,103	89,737

Operating income (loss)	(512)	211

Other income (expense):
Interest income	593	1,014
Interest expense	(1,366)	(1,597)
Other, net	(190)	(337)
Total other income (expense)	(963)	(920)

Loss before income taxes	(1,475)	(709)
Income tax expense (benefit)	1,985	(295)
Net loss	$(3,460)	$(414)

Loss per share information
Weighted average shares outstanding
Basic	35,165	37,162
Diluted	35,165	37,162

Loss per share
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,460)	$(414)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	1,576	1,460
Amortization	3,809	3,622
Tax expense of intellectual property shift	590	478
Amortization of debt financing costs	84	84
Gain on reversal of asset retirement obligation	(949)	—
Loss on disposal of assets	218	9
Change in fair value of interest rate swaps	3,689	—
Deferred income taxes	(3,003)	(1,825)
Stock-based compensation expense	2,552	1,664
Tax benefit of stock options exercised and cash settled	40	740
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	3,215	(5,806)
Other current assets	(2,700)	520
Other assets	668	(168)
Accounts payable	(3,793)	(2,473)
Accrued employee compensation	(1,825)	2,040
Proceeds from alliance agreement	36,087	—
Accrued liabilities	(4,264)	1
Current income taxes	1,536	(3,340)
Deferred revenue	12,400	19,693
Other current and noncurrent liabilities	54	(17)
Net cash flows from operating activities	46,524	16,268

Cash flows from investing activities:
Purchases of property and equipment	(1,465)	(1,004)
Purchases of software and distribution rights	(1,127)	(340)
Alliance technical enablement expenditures	(943)	—
Acquisition of businesses, net of cash acquired	(13)	(8,165)
Proceeds from alliance agreement	1,246	—
Net cash flows from investing activities	(2,302)	(9,509)

Cash flows from financing activities:
Proceeds from issuance of common stock	639	—
Proceeds from exercises of stock options	382	—
Excess tax benefit of stock options exercised	28	—
Purchases of common stock	(30,064)	—
Payments on debt and capital leases	(791)	(472)
Net cash flows from financing activities	(29,806)	(472)

Effect of exchange rate fluctuations on cash	(2,760)	(224)
Net increase in cash and cash equivalents	11,656	6,063
Cash and cash equivalents, beginning of period	97,011	89,900
Cash and cash equivalents, end of period	$108,667	$95,963

Supplemental cash flow information
Income taxes paid, net	$3,407	$3,571
Interest paid	$1,344	$1,290

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands)

1.  Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, as amended by the Form 10-K/A for the same period filed March 4, 2008.

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

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  The Company’s new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  This first quarterly report on Form 10-Q compares the financial position as of March 31, 2008 to December 31, 2007 and September 30, 2007 and the results of operations for the three months ended March 31, 2008 with the results of operations for the three months ended March 31, 2007.  The Company has changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

Acquisitions

Visual Web Solutions, Inc.

On February 7, 2007, the Company acquired Visual Web Solutions, Inc. (“Visual Web”), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  These solutions complement and have been integrated with the Company’s U.S.-centric cash management and online banking solutions to create a more complete international offering.  Visual Web had wholly-owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

The consolidated financial statements as of March 31, 2007 and for the three months then ended include amounts acquired from, as well as the results of operations of, Visual Web from February 7, 2007 forward.  The consolidated financial statements as of March 31, 2008, December 31, 2007, and September 30, 2007, and for the three months ended March 31, 2008 include amounts acquired from, as well as the results of operations of, Visual Web.

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

Stratasoft Sdn Bhd

On April 2, 2007, the Company acquired Stratasoft Sdn Bhd (“Stratasoft”), a Malaysian-based provider of electronic payment solutions.  This acquisition compliments the Company’s strategy to move to a direct sales model in selected markets in Asia.

The consolidated financial statements as of March 31, 2008, December 31, 2007, and September 30, 2007, and for the three months ended March 31, 2008, include amounts acquired from, as well as the results of operations of, Stratasoft.

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

Lease Termination

During the three months ended March 31, 2008, the Company terminated the lease for one of its facilities in Watford, England.  Under the terms of the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2008.  Further under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition.  As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statements of operations.  At March 31, 2008, December 31, 2007 and September 30, 2007, the Company had contractual obligations with respect to the restoration of leased facilities of $1.6 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

Recently Issued Accounting Standards

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

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities.  SFAS 161 requires; (i) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, (ii) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and (iii) disclosures about credit-risk related contingent features in derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, but early application is encouraged.  The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

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

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible PCS renewal amounts that is not sufficiently narrow to establish VSOE of fair value. For these arrangements, VSOE of fair value of PCS does not exist and revenues are therefore recognized ratably over the contractually specified PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts assigned to the various elements, including software license fees and maintenance fees. The following are amounts included in revenues in the consolidated statements of operations for which VSOE of fair value does not exist for each element (in thousands):

	Three Months Ended March 31,
	2008	2007
Software license fees	$3,227	$2,681
Maintenance fees	1,252	961
Services	1,258	1,161
Total	$5,737	$4,803

Maintenance Fees. The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally five years.  These arrangements include an initial (bundled) PCS term of one or two years with subsequent renewals for additional years within the initial license period.  For arrangements in which the Company looks to substantive renewal rates to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by reference to the stated renewal rate.  For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less or when the range of possible PCS renewal amounts is not sufficiently narrow), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

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

3.  Share-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2008 totaled 33,283.  No shares were issued under the ESPP during the three months ended March 31, 2007, as the Company was not current with its filings with the SEC.

Accounting for Share-Based Payments Pursuant to SFAS 123(R)

The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued SAB 107, which does not modify any of SFAS 123(R)’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS 123(R).

Upon adoption of SFAS 123(R), all of the Company’s existing share-based compensation awards were determined to be equity classified awards. A portion of these options were reclassified to liability classification as they were subsequently cash settled.  Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e., nonvested awards). These compensation costs are based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS 123. The Company is recognizing compensation costs related to the nonvested portion of those awards in the financial statements from the SFAS 123(R) adoption date through the end of the requisite service period.

A summary of stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, September 30, 2007	3,708,431	$22.35
Granted	—	—
Exercised	(51,160)	10.75
Cancelled/Forfeited/Expired	(66,946)	27.39
Outstanding, December 31, 2007	3,590,325	22.43
Granted	377,000	16.84
Exercised	(37,757)	10.13
Cancelled/Forfeited/Expired	(148,144)	24.93
Outstanding, March 31, 2008	3,781,424	$21.89	6.87	$10,950,820

Exercisable, March 31, 2008	1,909,696	$16.96	5.28	$9,926,070

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2008 was $9.39.  No stock options were granted during the three months ended March 31, 2007.  The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2008.  The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $0.3 million.  There were no stock option exercises during the three months ended March 31, 2007.

The fair value of options granted during the three months ended March 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123(R), with the following assumptions:

Three Months Ended
March 31, 2008

Expected life (years)	6.25
Interest rate	3.1%
Volatility	55.4%
Dividend yield	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The Company used the simplified method for determining the expected life as permitted under SAB 110, Topic 14, Share-Based Payment. The simplified method was used as the historical data did not provide a reasonable basis upon which to estimate the expected term. This is due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the SEC. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), during the three months ended March 31, 2008 or 2007.   A summary of nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2007	312,117	$31.95
Granted	—	—
Vested	—	—
Change in expected attainment for fiscal 2005 and 2006 grants	(132,110)	29.00
Forfeited or expired	(5,060)	29.10
Nonvested at December 31, 2007	174,947	34.25
Granted	—	—
Vested	—	—
Forfeited or expired	(4,098)	34.30
Nonvested at March 31, 2008	170,849	$34.25

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

Through September 30, 2007, the Company had accrued compensation costs assuming an attainment level of 110% for the awards granted in fiscal 2005 and 2006.  During the three months ended December 31, 2007, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company does not expect will achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in fiscal 2005 and 2006 to be earned.  As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in fiscal 2005 and 2006 during the three months ended December 31, 2007.

Based on forecasts for the performance period of the awards granted during the fiscal year ended September 30, 2007, management currently believes that an achievement level of 100% will be attained for those awards.

During the three months ended March 31, 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”).  These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends payable on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs as of March 31, 2008 and changes during the period are as follows:

Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested at December 31, 2007	—	$—
Granted	237,500	16.17
Vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2008	237,500	$16.17

As of March 31, 2008, there were unrecognized compensation costs of $16.2 million related to nonvested stock options, $2.5 million related to nonvested LTIP Performance Shares, and $2.4 million related to the nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.8 years, 1.8 years and 3.8 years, respectively.

The Company recorded stock-based compensation expenses in accordance with SFAS 123(R) for the three months ended March 31, 2008 and 2007 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $2.6 million and $1.7 million, respectively, with corresponding tax benefits of $1.0 million and $0.6 million, respectively.  Tax benefits in excess of the option’s grant date fair value under SFAS 123(R) are classified as financing cash flows.  No stock-based compensation costs were capitalized during the three months ended March 31, 2008 and 2007. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended March 31, 2008 was $0.4 million.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the three months ended March 31, 2008.

During the three months ended December 31, 2007, the Company reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, the Company recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007. This liability was paid during the three months ended March 31, 2008.  As of March 31, 2008, the Company was current with its filings with the SEC and therefore, all outstanding options were classified as equity.

4. Goodwill

Changes in the carrying amount of goodwill attributable to each reportable operating segment during the three months ended December 31, 2007 and March 31, 2008, consisting primarily of foreign currency translation adjustments, were as follows (in thousands):

Goodwill
Balance, September 30, 2007	$205,715
Foreign currency translation adjustments	628
Adjustments - S2 (1)	13
Adjustments - Visual Web (2)	414
Balance, December 31, 2007	206,770
Foreign currency translation adjustments	3,175
Adjustments - S2 (3)	7
Balance, March 31, 2008	$209,952

(1)	Adjustment to S2 Systems, Inc. acquisition relates to settlement of escrow balances in accordance with the purchase agreement.
(2)	Visual Web purchase accounting adjustment relates to an adjustment to deferred tax balances.
(3)	Adjustment to S2 Systems, Inc. acquisition relates to a contingency payment made in accordance with the purchase agreement.

5.  Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	March 31,	December 31,	September 30,
	2008	2007	2007
Internally-developed software	$13,320	$13,299	$13,302
Purchased software	84,338	82,410	80,836
	97,658	95,709	94,138
Less: accumulated amortization	(66,698)	(64,279)	(62,374)
Software, net	$30,960	$31,430	$31,764

At March 31, 2008, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.6 million of S2 Systems, Inc. purchased software, $3.9 million of eps Electronic Payment Systems AG purchased software, $16.8 million of P&H Solutions, Inc. purchased software and $1.1 million of Visual Web purchased software.   The remaining software net book value of $7.6 million is comprised of various software that has been acquired or developed for internal use.  The Company capitalized $0.7 million of internal software development costs to be marketed for external sale in the three months ended March 31, 2008, none were capitalized in the three months ended March 31, 2007.  In addition, see Note 15, “International Business Machines Corporation Alliance”.

Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the three months ended March 31, 2008 and 2007 totaled $2.1 million and $2.0 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31,	December 31,	September 30,
	2008	2007	2007
Customer relationships	$41,115	$40,538	$40,488
Purchased contracts	11,634	11,593	11,643
Trademarks and tradenames	2,336	2,266	2,246
Covenant not to compete	1,561	1,546	1,531
	56,646	55,943	55,908
Less: accumulated amortization	(19,682)	(17,855)	(16,223)
Other intangible assets, net	$36,964	$38,088	$39,685

Other intangible assets amortization expense recorded in the three months ended March 31, 2008 and 2007 totaled $1.7 million and $1.6 million, respectively.

Based on capitalized intangible assets at March 31, 2008, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2008	$6,773	$4,878
2009	8,479	6,355
2010	7,289	6,309
2011	5,321	5,956
2012	2,724	4,886
Thereafter	374	8,580
Total	$30,960	$36,964

6.  Derivative Instruments and Hedging Activities

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate (“LIBOR”).

At March 31, 2008, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR.  During the year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.

Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the change in the aggregate fair value liability for the three months ended March 31, 2008 of $3.7 million is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.

Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, September 30, 2007	$(2,077)
Loss recognized in earnings	(2,475)
Fair value, December 31, 2007	(4,552)
Loss recognized in earnings	(3,689)
Ending fair value, March 31, 2008	$(8,241)

As of March 31, 2008, the $8.2 million fair value liability is recorded as $3.8 million and $4.4 million in other current liabilities and other noncurrent liabilities, respectively, on the accompanying consolidated balance sheet.

Net settlements are measured monthly and paid quarterly.  The net settlements are recorded in other income (expense) in the accompanying consolidated statements of operations.  Included in the $8.2 million fair value at March 31, 2008, is approximately $0.2 million of net settlement obligations paid by the Company subsequent to March 31, 2008.

Subsequent to March 31, 2008, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced a positive impact to the fair value liability of its interest rate swaps. During April 2008, the fair value liability has decreased approximately $2.0 million from a balance of $8.2 million as of March 31, 2008 to $6.2 million as of April 30, 2008.

7.  Fair Value Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•                  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•                  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•                  Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models prepared by a third-party with observable market data inputs to estimate fair value of its interest rate swaps.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$8,241	$—	$8,241	$—

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter.  At March 31, 2008, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.

8.  Corporate Restructuring and Other Reorganization Charges

Changes in the liability for corporate restructuring charges during the three months ended March 31, 2008 were as follows:

Termination Benefits
Balance, September 30, 2007	$2,726
Additional restructuring charges incurred	477
Amounts paid during the period	(1,829)
Other	23
Balance, December 31, 2007	1,397
Adjustments to recognized liabilities	(45)
Amounts paid during the period	(659)
Other	52
Balance, March 31, 2008	$745

Other includes the impact of foreign currency translation.

At March 31, 2008, December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.  See Note 16, “International Business Machines Corporation Information Technology Outsourcing Agreement”.

9.  Common Stock and Earnings (Loss) Per Share

In December 2004, the Company announced that the board of directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, the Company’s board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, the Company’s board of directors approved an increase of $100 million to the current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, the Company has purchased approximately 6,049,484 shares for approximately $154 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $57 million as of March 31, 2008.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

Earnings (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share.  Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares.  Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.  The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2008	2007

Weighted average share outstanding:
Basic weighted average shares outstanding	35,165	37,162
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	—	—
Diluted weighted average shares outstanding	35,165	37,162

For the three months ended March 31, 2008 and 2007, 4.3 million and 3.5 million, respectively, options to purchase shares, restricted share awards and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss.

10.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended March 31,
	2008	2007

Foreign currency transactions gains (losses)	$3,659	$(272)
Change in fair value of interest rate swap	(3,689)	—
Other	(160)	(65)
Total	$(190)	$(337)

11.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net loss	$(3,460)	$(414)
Foreign currency translation adjustments	1,482	595
Comprehensive income (loss)	$(1,978)	$181

Accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment.  Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

12.  Segment Information

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

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment.  Corporate costs are allocated as a percentage of the headcount by segment.  The prior period amounts for operating income (loss) have been reclassified to conform to current period presentation, which reflect a change in the allocation of certain costs related to acquired businesses across the reportable operating segments versus solely in the region in which the acquired business was located in when acquired.  The following are revenues and operating income (loss) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Americas	$44,014	$52,622
EMEA	37,308	28,746
Asia/Pacific	11,269	8,580
	$92,591	$89,948

Operating income (loss):
Americas	$1,338	$7,316
EMEA	(2,181)	(8,354)
Asia/Pacific	331	1,249
	$(512)	$211

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2008 or 2007.  Aggregate revenues attributable to customers in the United Kingdom accounted for 11.4% and 6.8% of the Company’s consolidated revenues during the three months ended March 31, 2008 and 2007, respectively.

13.  Income Taxes

The effective tax rate for the three months ended March 31, 2008 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit offset by income in tax jurisdictions in which we accrued tax expense and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the three months ended March 31, 2007 of approximately 41.6% was negatively impacted by losses in foreign countries in which the Company was not able to record tax benefits and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S to non-U.S. entities.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  The Company adopted the provision of FIN 48 effective October 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease to retained earnings of $3.3 million, which included at October 1, 2007 an increase of $2.7 million in net unrecognized tax benefits.  In addition, reclassification in balance sheet accounts as required by FIN 48 resulted in an increase in noncurrent deferred income tax assets of $4.3 million, an increase in other long term assets of $1.5 million and an increase in other long term liabilities of

$16.2 million.  As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $14.8 million.  Of this amount, $9.0 million represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  No material amount of liability was added to the unrecognized tax benefit balance during the quarter.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.  The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that the accruals for income taxes reflect the most probable outcome.  The Company will adjust these accruals, as well as the related interest, in light of changing facts and circumstances.  The years open for audit varies depending on the tax jurisdiction.  In the US, the Company’s tax returns for years following fiscal year 2003 are open for audit.  In the UK, the Company’s tax returns for the years following 2002 are open for audit, while in Canada, the Company’s tax returns for years following 1999 are open for audit.

The Internal Revenue Service is currently auditing the Company’s fiscal year 2005 and 2006 income tax returns.  The Company’s United Kingdom and Canada income tax returns covering fiscal year 2003 through 2005 and 2000 through 2004, respectively, are also under audit by the applicable tax authorities.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $4.9 million, due to settlement of various audits.

The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense.  As of March 31, 2008, $1.5 million is accrued for the payment of interest and penalties related to income tax liabilities.

14.  Contingencies

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

15.  International Business Machines Corporation Alliance

On December 16, 2007, the Company entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No.1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM.  Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years.

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of March 31, 2008 and December 31, 2007. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2007.

During the three months ended March 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No.1.  This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of March 31, 2008.  This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and accordingly a portion of this payment is subject to refund by the Company to IBM under certain circumstances.  As of March 31, 2008, $20.7 million is refundable subject to achievement of future milestones.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable.  During the three months ended March 31, 2008, the Company incurred $1.1 million of costs related to fulfillment of the technical enablement milestones.  The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under SFAS 86 in the accompanying consolidated balance sheet as of March 31, 2008, and a reduction of operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2008.

Also, during the three months ended March 31, 2008, the Company reached certain technical enablement milestones and has recognized an increase in the Alliance agreement liability of $0.2 million and has recorded the receivable in billed receivables in the accompanying consolidated balance sheet as of March 31, 2008.

IBM will pay the Company additional amounts upon meeting certain prescribed technical enablement obligations and incentives payable upon IBM recognizing revenue from end-user customers as a result of the Alliance.  The revenue related to the incentive payments will be deferred until the Company has reached substantial completion of the technical enablement milestones.  Subsequent to reaching substantial completion, revenue will be recognized as sales incentives are earned.

The stated initial term of the Alliance is five years, subject to extension for successive two year terms if not previously terminated by either party and subject to earlier termination for cause.

16.  International Business Machines Corporation Information Technology Outsourcing Agreement

On March 17, 2008, the Company entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource the Company’s internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM will provide the Company with global IT infrastructure services including the following services, which services are currently provided by the Company: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). The Company will retain responsibility for its security policy management and on-demand business operations.

The initial term of the Outsourcing Agreement is seven years, commencing on March 17, 2008. The Company has the right to extend the Outsourcing Agreement for one additional one-year term unless otherwise terminated in accordance with the terms of the Outsourcing Agreement. Under the Outsourcing Agreement, the Company retains the right to terminate the agreement both for cause and for its convenience. However, upon any termination of the Outsourcing Agreement by the Company for any reason (other than for material breach by IBM), the Company will be required to pay a termination charge to IBM, which charge may be material.

The Company will pay IBM for the IT Services through a combination of fixed and variable charges, with the variable charges fluctuating based on the Company’s actual need for such services as well as the applicable service levels and statements of work. Based on the currently projected usage of these IT Services, the Company expects to pay $116 million to IBM in service fees and project costs over the initial seven-year term.

In addition, IBM will provide the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Company currently expects the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years.  No Transition Services occurred during the three months ended March 31, 2008.

The Outsourcing Agreement has performance standards and minimum services levels that IBM must meet or exceed. If IBM fails to meet a given performance standard, the Company would, in certain circumstances, receive a credit against the charges otherwise due.

Additionally, the Company has the right to periodically perform benchmark studies to determine whether IBM’s price and performance are consistent with the then current market. The Company has the right to conduct such benchmark studies, at its cost, beginning in the second year of the Outsourcing Agreement.

As a result of the Outsourcing Agreement, approximately 20 employees of the Company are expected to become employees of IBM and another 59 positions will be eliminated by the Company.  In connection with these actions, the Company will incur approximately $1.9 million to $2.3 million of termination costs.  During the three months ended March 31, 2008, $0.5 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations.  The charges, by channel, were as follows:  $0.4 million in the Americas channel and $0.1 million in the EMEA channel.  The remainder of the costs will be recognized over the employees remaining service periods during the second and third quarters of fiscal year 2008.

As of March 31, 2008, $0.5 million is accrued in accrued employee compensation in the accompanying consolidation balance sheets.  The Company anticipates that these amounts will be paid by the end of fiscal 2009.  No amounts were paid during the three months ended March 31, 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts, and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” “we are well positioned,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our recent acquisition of Visual Web Solutions, Inc., and Stratasoft Sdn Bhd and those related to our organizational restructuring activities. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any or all of the forward-looking statements in this document may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and our actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors – Factors That May Affect Our Future Results or The Market Price of Our Common Stock.”

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as amended by the Form 10-K/A for the same period filed March 4, 2008, and the Transition Report on Form 10-Q for the three months ended December 31, 2007, and as amended by the Form 10-Q/A for the same period filed March 4, 2008.  Results for the three months ended March 31, 2008, are not necessarily indicative of results that may be attained in the future.

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  The Company’s new fiscal year commenced January 1, 2008, and will end on December 31, 2008.  This first quarterly report on Form 10-Q compares the financial position as of March 31, 2008, to December 31, 2007 and September 30, 2007, and the results of operations for the three months ended March 31, 2008 with the results of operations for the three months ended March 31, 2007.  The Company has changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. A subsidiary in Ireland serves as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere and manages certain of our intellectual property rights.  We are also taking a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.  Our principal executive offices are located in New York state to manage our global infrastructure more strategically.

We have launched a service called ACI On Demand, wherein we will host our payment systems and sell them as a service to banks, retailers and processors.

In March 2008, we announced to customers the timelines for maturing many of our retail payment engines.  These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx.  Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow ACI to more efficiently focus R&D investment.

Key trends that currently impact our strategies and operations include:

•                Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. We commissioned an industry study that determined that electronic payment volumes are expected to grow at approximately 13% per year from 2004 through 2009, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•                Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than we are and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

•                Aging payments software. In many markets, electronic payments are processed using software developed by internal information technology departments, much of which was originally developed over ten years ago. Increasing transaction volumes, industry mandates and the overall costs of supporting these older technologies often serve to make these systems obsolete, creating opportunities for us to replace aging software with newer and more advanced products.

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

•                Adoption of smart card technology. In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATM’s and POS devices). We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

•                Single Euro Payments Area (“SEPA”) and Faster Payments Mandates. The SEPA and Faster Payments initiatives, primarily focused on the European Economic Community and the United Kingdom, are designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions.  Our retail and wholesale banking solutions provide key functions that help financial institutions address these mandated regulations.

•                Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

•                Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels and manage enterprise risk. Our organizational structure is, in part, focused on this trend, by facilitating the delivery of integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than we are and have significantly greater financial, technical and marketing resources.

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenue related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period.  Also during the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the three-month LIBOR from the counterparty on a notional amount of $75 million and forecasted borrowings of $50 million, respectively.  Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.

We continue to seek ways to grow through both organic sources and acquisitions. We continually look for potential acquisitions designed to improve our solutions’ breadth or provide access to new markets. As part of our strategy, we seek acquisition candidates that are strategic, capable of being integrated into our operating environment, and financially accretive to our financial performance.

International Business Machines Corporation Alliance

On December 16, 2007, we entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of our electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No. 1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM.  Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, we granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years.

The stated initial term of the Alliance is five years, subject to extension for successive two year terms if not previously terminated by either party and subject to earlier termination for cause.

During the three months ended March 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No.1.  This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of March 31, 2008.  This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and accordingly a portion of this payment is subject to refund by the Company to IBM under certain circumstances.  As of March 31, 2008, $20.7 million is refundable subject to achievement of future milestones.

International Business Machines Corporation Outsourcing Agreement

On March 17, 2008, we entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource our internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM will provide us with global IT infrastructure services including the following services, which services are currently provided by the company’s employees: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). We will retain responsibility for our security policy management and on-demand business operations.

The initial term of the Outsourcing Agreement is seven years, commencing on March 17, 2008. We have the right to extend the Outsourcing Agreement for one additional one-year term unless otherwise terminated in accordance with the terms of the Outsourcing Agreement. Under the Outsourcing Agreement, we retain the right to terminate the agreement both for cause and for its convenience. However, upon any termination of the Outsourcing Agreement by us for any reason (other than for material breach by IBM), we will be required to pay a termination charge to IBM, which charge may be material.

We will pay IBM for the IT Services through a combination of fixed and variable charges, with the variable charges fluctuating based on our actual need for such services as well as the applicable service levels and statements of work. Based on the currently projected usage of these IT Services, we expect to pay $116 million to IBM in service fees and project costs over the initial seven-year term.

In addition, IBM will provide us with certain transition services required to transition our IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). We currently expect the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. No Transition Services occurred during the three months ended March 31, 2008.

To protect our expectations regarding IBM’s performance, the Outsourcing Agreement has performance standards and minimum services levels that IBM must meet or exceed. If IBM fails to meet a given performance standard, we would, in certain circumstances, receive a credit against the charges otherwise due.

Additionally, to assure that the charges under the Outsourcing Agreement do not become significantly higher than the market rate for such services, we have the right to periodically perform benchmark studies to determine whether IBM’s price and performance are consistent with the then current market. We have the right to conduct such benchmark studies, at its cost, beginning in the second year of the Outsourcing Agreement.

As a result of the Outsourcing Agreement, approximately 20 employees are expected to become employees of IBM and another 59 positions will be eliminated.

Acquisitions

On February 7, 2007, we acquired Visual Web Solutions, Inc (“Visual Web”).  Visual Web markets trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region.  Visual Web had sales and customer support office in Singapore, and a product development facility in Bangalore, India.  The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired

On April 2, 2007, we acquired Stratasoft Sdn. Bhd. (“Stratasoft”).  Stratasoft was a Kuala Lumpur based company focused on the provision of mainframe based payments systems to the Malaysian market.  Prior to the acquisition, Stratasoft had been a distributor of our OCM 24 product within the Malaysian market since 1995.  The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.

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

For the three months ended December 31, 2007, we completed a comprehensive review of the assumptions used and data required in computing our backlog estimates.  The 60-month and 12-month backlog estimates set forth below for the period ended September 30, 2007 have been revised to reflect these adjustments.  The revisions resulted in an increase in the 60-month backlog estimate of $14 million and a decrease in the 12-month backlog estimate of $2.5 million, the majority of which is monthly recurring revenue for the period ended September 30, 2007.

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

While this review is complete and we do not expect further adjustments to previously reported backlog estimates, we continue to review the processes, procedures, tools, and assumptions used in preparing backlog estimates.

In addition, we also completed a review of our customer renewal experience over the 12-month period ended December 31, 2007. The impact of this review resulted in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates.  The company expects to perform an annual review of customer renewal experience.  In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2008, December 31, 2007 and September 30, 2007 (in millions):

	March 31, 2008	December 31, 2007	September 30, 2007
Americas	$724	$733	$717
EMEA	522	504	489
Asia/Pacific	151	143	135
Total	$1,397	$1,380	$1,341

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate.  Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees.  Non-recurring revenues include other software license fees and services.  Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2008, December 31, 2007 and September 30, 2007 (in millions):

	March 31, 2008			December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$132	$35	$167	$130	$30	$160	$125	$34	$159
EMEA	76	68	144	73	66	139	70	66	136
Asia/Pacific	27	9	36	26	11	37	25	8	33
Total	$235	$112	$347	$229	$107	$336	$220	$108	$328

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,
	2008		2007
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$22,259	24.0%	$23,259	25.9%
Monthly license fees (MLFs)	16,839	18.2%	15,265	17.0%
Software license fees	39,098	42.2%	38,524	42.8%
Maintenance fees	31,473	34.0%	29,901	33.2%
Services	22,020	23.8%	21,523	23.9%
Total revenues	92,591	100.0%	89,948	100.0%

Expenses:
Cost of software licenses fees	12,491	13.5%	11,193	12.4%
Cost of maintenance and services	28,629	30.9%	23,351	26.0%
Research and development	12,553	13.6%	12,041	13.4%
Selling and marketing	16,750	18.1%	16,799	18.7%
General and administrative	22,680	24.5%	26,353	29.3%
Total expenses	93,103	100.6%	89,737	99.8%

Operating income	(512)	-0.6%	211	0.2%

Other income (expense):
Interest income	593	0.6%	1,014	1.1%
Interest expense	(1,366)	-1.5%	(1,597)	-1.8%
Other, net	(190)	-0.2%	(337)	-0.4%
Total other income (expense)	(963)	-1.0%	(920)	-1.0%

Loss before income taxes	(1,475)	-1.6%	(709)	-0.8%
Income tax expense (benefit)	1,985	2.1%	(295)	-0.3%
Net loss	$(3,460)	-3.7%	$(414)	-0.5%

Revenues

Total revenues for the three months ended March 31, 2008 increased $2.6 million, or 2.9%, as compared to the same period of 2007. Included in the three months ended March 31, 2008 revenue with no corresponding revenue in the same period of 2007 was approximately $0.4 million of revenue related to the acquisition of Stratasoft.  Also included was $0.6 million of revenue in the three months ended March 31, 2008 related to the acquisition of Visual Web, compared to $0.2 million of revenue for two months of the corresponding period of 2007.  Excluding the impact of the acquired businesses, total revenues increased primarily as a result of a $0.6 million, or 1.5%, increase in software license fee revenues and a $1.2 million, or 4.2%, increase in maintenance fee revenues.

The increase in software license fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended March 31, 2008, as compared to the same period of 2007, is primarily due to a $1.6 million or 10.3% increase in monthly license fees and monthly initial license fees.  The growth is in the Americas and EMEA reportable operating segments, while the Asia/Pacific reportable operating segment remained consistent.  There was a $1.0 million or 4.3% decline in initial license fee and capacity revenues.  Activity during the quarter included a significant capacity event in the EMEA reportable operating segment as well as increased license fee activity in the Asia/Pacific reportable operating segment, which was offset by the timing of such events in the Americas reportable operating segment.  The increases in capacity revenue in the EMEA reportable operating segment is primarily due to increased capacity requirements for existing customers which are often combined with the renewal of the license term.

The increase in maintenance fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended March 31, 2008, as compared to the same period of 2007, is primarily a result of an increase in the number of customers that achieved live status in all three operating segments subsequent to March 31, 2007.

Services revenues, excluding the impact of Visual Web and Stratasoft, remained consistent for the three months ended March 31, 2008, as compared to the same period of 2007.  Processing services increased by $1.0 million.  This increase was driven primarily by Enterprise Banker application services growth and increased revenue from ACI On-Demand offerings, which was offset by a decline of $1.0 million due to the termination of a significant facilities management contract in Canada.

Expenses

Total operating expenses for the three months ended March 31, 2008 increased $3.4 million, or 3.8%, as compared to the same period of 2007.  Included in the three months ended March 31, 2008 operating expenses with no corresponding amount in the same period of 2007 was approximately $0.6 million of expenses related to the acquisition of Stratasoft.  Also included was $1.2 million of expenses in the three months ended March 31, 2008 related to the acquisition of Visual Web, compared to $0.7 million of expenses for two months of the corresponding period of 2007.

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $4.9 million, or 20.9%, increase in cost of maintenance and services, a $1.1 million, or 9.6% increase in cost of software, offset by a $3.8 million, or 14.5%, decrease in general and administrative costs.

Cost of Software

Cost of software represents the costs associated with maintaining software products that have already been developed.  It represents “software management” or the “overhead” for software development.  Examples of this include product management, documentation, publications and education.  Cost of software for the three months ended March 31, 2008 increased $1.3 million, or 11.6%, as compared to the same period of 2007.  Expenses of $0.3 million related to acquired businesses were incurred during the three months ended March 31, 2008 compared to $31,000 in the corresponding period of 2007.  The remaining increase is driven by our decision to reallocate resources from other functions in the business (primarily research and development, cost of maintenance and services, and sales and marketing) to invest in the Global Product Management function.  This is consistent with our increased focus on the market performance and financial contribution of multi-product solutions.

Cost of Maintenance and Services

Cost of maintenance and services includes both the costs of maintaining our software products at customer sites as well as the service costs required to deliver, install and support software at customer sites.  Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour Helpdesk, post go-live (remote) support and production-type support for software that was previously installed at a customer location.  Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support.  Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.  Cost of maintenance and services for the three months ended March 31, 2008 increased $5.3 million, or 22.6%, as compared to the same period of 2007.  Expenses of $0.5 million related to acquired businesses were incurred during the three months ended March 31, 2008 as compared to $0.1 million in the corresponding period of 2007.  The remaining increase is driven by investment in additional personnel and software maintenance costs associated with ACI On Demand as well as investment in the EMEA professional services organization.

Research and Development

Research and development (“R&D”) are primarily human resource costs related to the creation of new products as well as improvements made to existing products.  Continued R&D effort on existing products addresses issues, if any, related to regulatory requirements and processing mandates as well as compatability with new operating system releases and generations of hardware.  R&D costs for the three months ended March 31, 2008 increased $0.5 million, or 4.3%, as compared to the same period of 2007.  R&D expenses of $0.8 million related to acquired businesses were incurred during the three months ended March 31, 2008 as compared to $0.3 million in the corresponding period of 2007.

Selling and Marketing

Selling and marketing includes both the costs related to selling our products to current and prospective customers as well as the costs related to promoting the company, its products and the research efforts required to measure customers’ future needs and satisfaction levels.  Selling costs are primarily the human resource and travel costs related to the effort expended to license our products and services to current and potential clients within defined territories and/or industries as well as the management of the overall relationship with customer accounts.  Selling costs also include the costs associated with assisting distributors in their efforts to sell our products and services in their respective local markets.  Marketing costs include costs needed to promote the company and its products as well as perform or acquire market research to help the company better understand what products its customers are looking for in the future.  Marketing costs also include the costs associated with measuring customers’ opinions toward the company, its products and personnel.  Selling and marketing costs for the three months ended March 31, 2008 decreased $0.1 million, or 0.3%, as compared to the same period of 2007.  Selling and marketing expenses of $0.1 million related to acquired businesses were incurred during the three months ended March 31, 2008 as compared to $0.3 million in the corresponding period of 2007.  Additionally, a $1.7 million decrease in commissions was driven by a relative decrease in sales activity partly attributable to the change from a fiscal year to a calendar year-end, which was offset by increased expenses related to support of the IBM Alliance as well as timing of annual kick-off meetings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of staff support functions such as legal, administrative, human resources and finance and accounting.  General and administrative costs for the three months ended March 31, 2008 decreased $3.7 million, or 13.9%, as compared to the same period of 2007.  General and administrative expenses of $0.1 million related to acquired businesses were incurred during the three months ended March 31, 2008 as compared to zero in the corresponding period of 2007.  Approximately $5.9 million of the expenses incurred in the three months ended March 31, 2007, with no corresponding amount during the same period in 2008, related to the historical stock option review.  This was partially offset by an increase in certain professional fees.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items.  Fluctuating currency rates impacted the three months ended March 31, 2008 by $3.7 million in net foreign currency gains, as compared with $0.3 million in net losses during the same period in 2007.  A $3.7 million loss on change in fair value of interest rate swaps was incurred during the three months ended March 31, 2008 with no corresponding amount in the same period of 2007.  Interest income for the three months ended March 31, 2008 decreased $0.4 million or 41.5% as compared to the corresponding period of 2007 as a result of lower average daily cash balances and lower interest rates.  Interest expense decreased $0.2 million or 14.5% for the three months ended March 31, 2008 as compared to the corresponding period of 2007 as a result of lower interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2008 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit offset by income in tax jurisdictions in which we accrued tax expense and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entitities.  The effective tax rate for the three months ended March 31, 2007 of approximately 41.6% was negatively impacted by losses in foreign countries in which the Company was not able to record tax benefits and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S to non-U.S. entities.

Segment Results

The prior period amounts for operating income (loss) have been reclassified to conform to current period presentation, which reflect a change in the allocation of certain costs related to acquired businesses across the reportable operating segments versus solely in the region in which the acquired business was located in when acquired.  The following table presents revenues and operating income for the periods indicated by geographic region (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Americas	$44,014	$52,622
EMEA	37,308	28,746
Asia/Pacific	11,269	8,580
	$92,591	$89,948

Operating income (loss):
Americas	$1,338	$7,316
EMEA	(2,181)	(8,354)
Asia/Pacific	331	1,249
	$(512)	$211

Revenues increased in the EMEA reportable operating segment by $8.6 million, or 29.8%, and in the Asia/Pacific reportable operating segment by $2.7 million, or 31.3%, for the three months ended March 31, 2008 compared to the same period in 2007.  Revenue for the Americas reportable operating segment declined by $8.6 million or 16.4%, during the three months ended March 31, 2008 compared to the same period in 2007.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments.

Operating income declined in the Americas reportable operating segment by $6.0 million, or 81.7%, for the three months ended March 31, 2008 compared to the same period in 2007.  Operating loss in the EMEA reportable operating segment decreased by $6.2 million or 73.9% for the three months ended March 31, 2008 as compared to the same period in 2007.  Operating income declined in the Asia/Pacific reportable operating segment by $0.9 million or 73.5% for the three months ended March 31, 2008 compared to the same period in 2007.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  This is offset by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity consisted of $108.7 million in cash and cash equivalents and $75 million of unused borrowings under our revolving credit facility.  We had bank borrowings of $75 million outstanding under our revolving credit facility as of March 31, 2008.

In December 2004, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, we have purchased approximately 6,049,484 shares for approximately $154 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $57 million as of March 31, 2008.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

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

	Three Months Ended March 31,
	2008	2007
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$46,524	$16,268
Investing activities	(2,302)	(9,509)
Financing activities	(29,806)	(472)

Net cash flows provided by operating activities for the three months ended March 31, 2008 amounted to $46.5 million as compared to $16.3 million during the same period in 2007.  The comparative period increase in net cash flows from operating activities of $30.3 million was principally the result of the following items:  $36.1 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance as amended, an increase in cash collections on customer receivables of $9.0 million in the three months ended March 31, 2008 and an increase in non cash expenses of $2.4 million, such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the three months ended March 31, 2008 as compared to the same period in 2007.  These items were partially offset by a net loss of $3.5 million for the three months ended March 31, 2008 compared to a net loss of $0.4 million for the same period of 2007, a $7.3 million decrease in deferred revenue growth, and an increase in accruals for other expenses of $6.9 million.

Net cash flows used by investing activities totaled $2.3 million in the three months ended March 31, 2008 as compared to $9.5 million used in investing activities during the same period in 2007.  During the three months ended March 31, 2008, we used cash of $2.6 million to purchase software, property and equipment and $0.9 million for costs related to fulfillment of the technical enablement milestones under the IBM Alliance.  These uses of cash were partially offset in the three months ended March 31, 2008, by $1.2 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the Alliance.  During the three months ended March 31, 2007, we used cash of $1.3 million to purchase software, property and equipment.  We also used cash of $8.2 million for the acquisition of Visual Web during the three months ended March 31, 2007.

Net cash flows used by financing activities totaled $29.8 million in the three months ended March 31, 2008 as compared to net cash flows used of $0.5 million during the same period in 2007.  In the three months ended March 31, 2008, we used cash of $30.1 million to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.8 million and $0.5 million during the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, we received proceeds of $0.4 million, including corresponding excess tax benefits, from the exercises of stock options and $0.6 million for the issuance of common stock for a purchase under our Employee Stock Purchase Plan.

We also realized a $2.8 million decrease in cash during the three months ended March 31, 2008 compared to a $0.2 million decrease during the same period of 2007 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Contractual Obligations and Commercial Commitments

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended).  The liability for unrecognized tax benefits at March 31, 2008 is $14.8 million.

Lease Termination

During the three months ended March 31, 2008, we terminated the lease for one of our facilities in Watford, England.  Under the terms of the termination agreement, we paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2008.  Further under the termination agreement, we were relieved of our contractual obligations with respect to the restoration of facilities back to their original condition.  As a result, we recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statements of operations.  At March 31, 2008, December 31, 2007 and September 30, 2007, we had contractual obligations with respect to the restoration of leased facilities of $1.6 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

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

The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as amended by the
Form 10-K/A filed on March 4, 2008, for a further discussion of revenue recognition and other significant accounting policies.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2008, December 31, 2007, and September 30, 2007, our intangible assets, net of accumulated amortization, were $37.0 million, $38.1 million, and $39.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.  Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of March 31, 2008, December 31, 2007, and September 30, 2007, our goodwill was $210.0 million, $206.8 million, and $205.7 million, respectively.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.

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

During the three months ended March 31, 2008, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”).  These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends payable on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities.  SFAS 161 requires; (i) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, (ii) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and (iii) disclosures about credit-risk related contingent features in derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, but early application is encouraged.  The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended March 31, 2008. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins.  We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2008, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.2 million annually.

During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively.  As of March 31, 2008, the fair value liability of the interest rate swaps was approximately $8.2 million, $3.8 million and $4.4 million of which was included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $0.9 million at March 31, 2008.  Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statements of operations, along with the related income tax effects.

Subsequent to March 31, 2008, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, we have experienced a positive impact to the fair value liability of our interest rate swaps. During April 2008, the fair value liability has decreased approximately $2.0 million from a balance of $8.2 million as of March 31, 2008 to $6.2 million as of April 30, 2008.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•                  Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•                  Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•                  Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. We utilize valuation models prepared by a third-party with observable market data inputs to estimate fair value of its interest rate swaps.

Item 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, March 31, 2008.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2007, material weaknesses in internal control over financial reporting related to recognition of revenue and income taxes existed.  A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of March 31, 2008 and have concluded that the material weaknesses related to accounting for recognition of revenue and accounting for income taxes were not remediated as of March 31, 2008.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, no other material weaknesses were identified in our evaluation of internal controls as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

Remediation plans established and initiated by management in fiscal year 2007 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Most of our customers are in the banking and financial services industries which are subject to economic changes that could reduce the demand for our products and services.

For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries.  Changes in economic conditions and unforeseen events like the current mortgage crisis, recession, inflation or changes in bank credit quality in the United States or abroad, could occur and reduce consumers’ use of banking services and financial service providers.  Any event of this kind, or implementation for any reason by banks or related financial service providers of cost reduction measures, could result in significant decreases in the demand for our products and services and adversely affect our operating results.

Our recent outsourcing agreement with IBM may not achieve the level of savings that we anticipate and many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.

Our seven-year outsourcing agreement with IBM is estimated to deliver operating cost savings for us of $25 million to $30 million over the course of the contract and reduce our capital expenditures.  The estimated cost savings and capital expenditure reductions are dependent upon many factors, and unanticipated changes in operations may cause actual cost savings and capital expenditure reductions to be substantially less than expected.

In addition, as a part of the outsourcing agreement, many functions are being transitioned to IBM and many new personnel are assuming responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on us and our financial condition. Additionally, new information technology systems and process changes are also being put into place increasing the risk of operational delays, potential errors and control failures which may have an impact on us and our financial condition.

Our announcement of the maturity of certain legacy retail payment products may result in decreased customer investment in our products and our strategy to migrate customers to our next generation products may be unsuccessful which may adversely impact our business and financial condition.

Our announcement related to the maturity of certain retail payment engines may result in customer decisions not to purchase or otherwise invest in these engines, related products and/or services.  Alternatively, the maturity of these products may result in delayed customer purchase decisions or the renegotiation of contract terms based upon scheduled maturity activities.  In addition, our strategy related to migrating customers to our next generation products may be unsuccessful.  Reduced investments in our products, deferral or delay in purchase commitments by our customers or our failure to successfully manage our migration strategy could have a material adverse effect on our business, liquidity and financial condition.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2008	—	$—	—	$86,608,000
February 1 through February 29, 2008	826,000	$17.61	826,000	$72,063,000
March 1 through March 31, 2008	813,755	$19.07	813,755	$56,545,000
Total (1)	1,639,755	$18.33	1,639,755

(1)

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $57 million remains available.  In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the three months ended March 31, 2008, all shares were purchased in open-market transactions.

During the three months ended December 31, 2007, we reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because we were not current with our filings with the SEC.  As a result, we recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007.  This liability was paid during the three months ended March 31, 2008.  As of March 31, 2008, we were current with our filings with the SEC and, therefore, all outstanding options were classified as equity.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1(1)	Description of the 2008 Management Incentive Compensation Plan
10.2(2)	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.3(3)	2008 Executive Management Incentive Compensation Plan
10.4	Master Service Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation (filed herewith)
31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed February 4, 2008.

(2)   Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 4, 2008.

(3)   Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting.  (File No. 000-25346) filed April 21, 2008.

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

ACI WORLDWIDE, INC. (Registrant)

Date: May 9, 2008	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Vice President, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Description of the 2008 Management Incentive Compensation Plan
10.2(2)	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.3(3)	2008 Executive Management Incentive Compensation Plan
10.4	Master Service Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation (filed herewith)
31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed February 4, 2008.

(2)          Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 4, 2008.

(3)          Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting. (File No. 000-25346) filed April 21, 2008.

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