Form 10-Q
period 2008-06-30
ACI WORLDWIDE, INC.
filed 2008-08-11
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐    No ☒

As of August 8, 2008, there were 34,428,009 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,193	$97,011	$60,794
Billed receivables, net of allowances of $2,218, $1,723, and $2,041, respectively	88,208	87,932	70,384
Accrued receivables	15,371	11,132	11,955
Deferred income taxes	5,747	5,374	7,088
Recoverable income taxes	7,284	6,033	3,852
Prepaid expenses	11,131	9,803	10,572
Other current assets	9,322	8,399	7,233
Total current assets	235,256	225,684	171,878

Property, plant and equipment, net	20,400	19,503	19,356
Software, net	31,155	31,430	31,764
Goodwill	210,175	206,770	205,715
Other intangible assets, net	35,368	38,088	39,685
Deferred income taxes	32,541	31,283	24,315
Other assets	17,609	17,700	14,028
TOTAL ASSETS	$582,504	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,524	$16,351	$14,677
Accrued employee compensation	24,948	22,659	22,625
Deferred revenue	121,119	115,519	97,042
Income taxes payable	—	—	2,251
Alliance agreement liability	7,147	9,331	—
Accrued and other current liabilities	23,264	22,992	17,925
Total current liabilities	189,002	186,852	154,520

Deferred revenue	23,147	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes	2,851	3,245	3,265
Alliance agreement noncurrent liability	40,226	—	—
Other noncurrent liabilities	34,693	37,069	18,664
Total liabilities	364,919	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2008, December 31, 2007 and September 30, 2007	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at June 30, 2008, December 31, 2007, and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 6,415,341, 5,144,947, and 5,115,367 shares outstanding at June 30, 2008, December 31, 2007 and September 30, 2007, respectively	(160,473)	(140,320)	(140,340)
Additional paid-in capital	308,139	311,108	312,642
Retained earnings	45,254	47,886	53,226
Accumulated other comprehensive income (loss)	458	(1,842)	(720)
Total stockholders’ equity	217,585	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,504	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Software license fees	$38,214	$40,920	$77,312	$79,444
Maintenance fees	32,867	31,287	64,340	61,188
Services	38,138	25,902	60,158	47,425
Total revenues	109,219	98,109	201,810	188,057

Expenses:
Cost of software license fees	11,966	9,932	24,457	21,125
Cost of maintenance and services	36,044	26,789	64,673	50,140
Research and development	12,694	13,422	25,247	25,463
Selling and marketing	22,741	16,894	39,491	33,693
General and administrative	24,515	26,190	47,195	52,543
Total expenses	107,960	93,227	201,063	182,964

Operating income	1,259	4,882	747	5,093

Other income (expense):
Interest income	703	940	1,296	1,954
Interest expense	(1,038)	(1,431)	(2,404)	(3,028)
Other, net	2,333	(1,533)	2,143	(1,870)
Total other income (expense)	1,998	(2,024)	1,035	(2,944)

Income before income taxes	3,257	2,858	1,782	2,149
Income tax expense	2,429	5,581	4,414	5,286
Net income (loss)	$828	$(2,723)	$(2,632)	$(3,137)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,133	37,075	34,649	37,118
Diluted	34,903	37,075	34,649	37,118

Earnings (loss) per share
Basic	$0.02	$(0.07)	$(0.08)	$(0.08)
Diluted	$0.02	$(0.07)	$(0.08)	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,632)	$(3,137)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	3,174	2,976
Amortization	7,741	7,379
Tax expense of intellectual property shift	1,180	956
Amortization of debt financing costs	168	168
Gain on reversal of asset retirement obligation	(949)	—
Loss on disposal of assets	236	13
Change in fair value of interest rate swaps	754	—
Deferred income taxes	(1,465)	(2,826)
Stock-based compensation expense	5,165	3,046
Tax benefit of stock options exercised and cash settled	109	734
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	(1,211)	(4,830)
Other current assets	(1,136)	(898)
Other assets	(1,334)	(425)
Accounts payable	(4,079)	(346)
Accrued employee compensation	1,761	5,909
Proceeds from alliance agreement	37,487	—
Accrued liabilities	(1,373)	182
Current income taxes	(1,363)	(273)
Deferred revenue	731	18,677
Other current and noncurrent liabilities	141	(66)
Net cash flows from operating activities	43,105	27,239

Cash flows from investing activities:
Purchases of property and equipment	(4,619)	(2,047)
Purchases of software and distribution rights	(3,984)	(479)
Alliance technical enablement expenditures	(2,445)	—
Proceeds from alliance agreement	1,246	—
Acquisition of businesses, net of cash acquired	(20)	(10,730)
Other	—	6
Net cash flows from investing activities	(9,822)	(13,250)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,042	—
Proceeds from exercises of stock options	787	—
Excess tax benefit of stock options exercised	62	—
Purchases of common stock	(30,064)	(14,865)
Payments on debt and capital leases	(1,904)	(915)
Net cash flows from financing activities	(30,077)	(15,780)

Effect of exchange rate fluctuations on cash	(2,024)	1,856
Net increase in cash and cash equivalents	1,182	65
Cash and cash equivalents, beginning of period	97,011	89,900
Cash and cash equivalents, end of period	$98,193	$89,965

Supplemental cash flow information
Income taxes paid, net	$6,752	$6,882
Interest paid	$2,584	$2,544

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per share amounts)

1.  Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

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

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  The Company’s new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  This quarterly report on Form 10-Q compares the financial position as of June 30, 2008 to December 31, 2007 and September 30, 2007 and the results of operations for the three and six months ended June 30, 2008 with the results of operations for the three and six months ended June 30, 2007.  The Company changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

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

The consolidated financial statements as of June 30, 2007 and for the six months then ended include amounts acquired from, as well as the results of operations of, Visual Web from February 7, 2007 forward.  The consolidated financial statements as of June 30, 2008, December 31, 2007, and September 30, 2007, and for the three and six months ended June 30, 2008 include amounts acquired from, as well as the results of operations of, Visual Web.

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

The consolidated financial statements as of June 30, 2008, December 31, 2007, and September 30, 2007, and for the three and six months ended June 30, 2008, include amounts acquired from, as well as the results of operations of, Stratasoft.

The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.  The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets.

The Company will pay an additional aggregate amount of up to $0.6 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the period ended December 31, 2007 and the period ending December 31, 2008.  During the six months ended June 30, 2008, the Company completed the assessment for the period ended December 31, 2007 and determined that Stratasoft did not meet the financial targets set forth in the purchase agreement.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which $0.5 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

Lease Termination

During the six months ended June 30, 2008, the Company terminated the lease for one of its facilities in Watford, England.  Pursuant to the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2008.  Further under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition.  As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statement of operations.  At June 30, 2008, December 31, 2007 and September 30, 2007, the Company had contractual obligations with respect to the restoration of leased facilities of $1.6 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities.  SFAS 161 requires (i) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, (ii) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and (iii) disclosures about credit-risk related contingent features in derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, but early application is encouraged.  The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

2.  Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition.  For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable and (3) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as post contract customer support (“maintenance” or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Accounting for services delivered over time (generally in excess of twelve months) under ARB No. 45 and SOP 81-1 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract takes into consideration amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied.  If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Software license fees	$4,270	$2,496	$7,497	$5,177
Maintenance fees	1,350	1,172	2,602	2,133
Services	1,499	1,084	2,757	2,245
Total	$7,119	$4,752	$12,856	$9,555

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

Hosting.  The Company’s hosting-related arrangements contain multiple products and services.  As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables.  The Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements.  Any up-front fees allocated to the hosting services are recognized over the estimated life of the hosting relationship.  Professional services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value.

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

3.  Share-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2008 totaled 54,449.  No shares were issued under the ESPP during the six months ended June 30, 2007, as the Company was not current with its filings with the SEC.

Accounting for Share-Based Payments Pursuant to SFAS 123(R)

The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), as of October 1, 2005 using the modified prospective transition method. This revised accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) requires entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB 107”), which does not modify any of SFAS 123(R)’s conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS 123(R).

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

A summary of stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, September 30, 2007	3,708,431	$22.35
Granted	—	—
Exercised	(51,160)	10.75
Cancelled/Forfeited/Expired	(66,946)	27.39
Outstanding, December 31, 2007	3,590,325	22.43
Granted	437,000	16.86
Exercised	(77,424)	10.18
Cancelled/Forfeited/Expired	(174,994)	26.01
Outstanding, June 30, 2008	3,774,907	$21.87	6.70	$7,395,603

Exercisable, June 30, 2008	1,984,293	$17.99	5.30	$7,010,483

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $9.25 and $17.75, respectively.  The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2008 and 2007.  The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $0.6 million.  There were no stock option exercises during the six months ended June 30, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC.

The fair value of options granted during the three and six months ended June 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123(R), with the following assumptions:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2007

Expected life (years)	5.50	6.15	5.30	5.30
Interest rate	3.5%	3.2%	5.0%	5.0%
Volatility	49.5%	54.6%	51.0%	51.0%
Dividend yield	—	—	—	—

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

During the six months ended June 30, 2007, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”) representing 174,947 shares (based on a target of 100%) of the Company’s common stock with a weighted-average grant date fair value of $34.25 per share to various key employees of the Company, using the market price of the Company’s common  stock at the time of grant as the fair value per share.  The Company did not grant any LTIP Performance Shares during the six months ended June 30, 2008.   A summary of nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at September 30, 2007	312,117	$31.95
Granted	—	—
Vested	—	—
Change in expected attainment for fiscal 2005 and 2006 grants	(132,110)	29.00
Forfeited or expired	(5,060)	29.10
Nonvested at December 31, 2007	174,947	34.25
Granted	—	—
Vested	—	—
Forfeited or expired	(15,333)	34.30
Nonvested at June 30, 2008	159,614	$34.25

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

During the six months ended June 30, 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”).  These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs as of June 30, 2008 and changes during the period are as follows:

Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested at December 31, 2007	—	$—
Granted	237,500	16.17
Vested	—	—
Forfeited or expired	—	—
Nonvested at June 30, 2008	237,500	$16.17

As of June 30, 2008, there were unrecognized compensation costs of $14.7 million related to nonvested stock options, $2.2 million related to nonvested LTIP Performance Shares, and $2.2 million related to nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.6 years, 1.5 years and 3.4 years, respectively.

The Company recorded stock-based compensation expense in accordance with SFAS 123(R) for the three months ended June 30, 2008 and 2007 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $2.6 million and $1.4 million, respectively, with corresponding tax benefits of $0.9 million and $0.5 million, respectively.  The Company recorded stock-based compensation expense in accordance with SFAS 123(R) for the six months ended June 30, 2008 and 2007 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $5.2 million and $3.1 million, respectively, with corresponding tax benefits of $1.9 million and $1.1 million, respectively.   Tax benefits in excess of the option’s grant date fair value under SFAS 123(R) are classified as financing cash flows.  No stock-based compensation costs were capitalized during the six months ended June 30, 2008 and 2007. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended June 30, 2008 was $0.4 million.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million for the three months ended June 30, 2008.  Cash received from option exercises for the six months ended June 30, 2008 was $0.8 million.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million for the six months ended June 30, 2008. There were no option exercises during the six months ended June 30, 2007 due to the suspension of stock option exercises during the period because the Company was not current with its filings with the SEC.

During the three months ended December 31, 2007, the Company reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, the Company recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007. This liability was paid during the six months ended June 30, 2008.  As of June 30, 2008, the Company was current with its filings with the SEC and, therefore, all outstanding options were classified as equity.

4. Goodwill

Changes in the carrying amount of goodwill attributable to each reportable operating segment, consisting primarily of foreign currency translation adjustments, were as follows (in thousands):

Goodwill
Balance, September 30, 2007	$205,715
Foreign currency translation adjustments	628
Adjustments - S2 (1)	13
Adjustments - Visual Web (2)	414
Balance, December 31, 2007	206,770
Foreign currency translation adjustments	3,388
Adjustments - S2 (3)	17
Balance, June 30, 2008	$210,175

(1)	Adjustment to S2 Systems, Inc. acquisition relates to settlement of escrow balances in accordance with the purchase agreement.
(2)	Visual Web purchase accounting adjustment relates to an adjustment to deferred tax balances.
(3)	Adjustment to S2 Systems, Inc. acquisition relates to a contingency payment made in accordance with the purchase agreement.

5.  Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	June 30,	December 31,	September 30,
	2008	2007	2007
Internally-developed software	$13,738	$13,299	$13,302
Purchased software	86,392	82,410	80,836
	100,130	95,709	94,138
Less: accumulated amortization	(68,975)	(64,279)	(62,374)
Software, net	$31,155	$31,430	$31,764

At June 30, 2008, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.6 million of S2 Systems, Inc. purchased software, $3.6 million of eps Electronic Payment Systems AG purchased software, $15.9 million of P&H Solutions, Inc. purchased software and $1.0 million of Visual Web purchased software.   The remaining software net book value of $9.1 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the three months ended June 30, 2008 and 2007 totaled $2.4 million and $2.1 million, respectively.  Software amortization expense recorded in the six months ended June 30, 2008 and 2007 totaled $4.5 million and $4.1 million, respectively.  These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	June 30,	December 31,	September 30,
	2008	2007	2007
Customer relationships	$41,166	$40,538	$40,488
Purchased contracts	11,632	11,593	11,643
Trademarks and tradenames	2,336	2,266	2,246
Covenant not to compete	1,560	1,546	1,531
	56,694	55,943	55,908
Less: accumulated amortization	(21,326)	(17,855)	(16,223)
Other intangible assets, net	$35,368	$38,088	$39,685

Other intangible assets amortization expense recorded in the three months ended June 30, 2008 and 2007 totaled $1.6 million and $1.7 million, respectively.  Other intangible assets amortization expense recorded in the six months ended June 30, 2008 and 2007 totaled $3.3 million for each period.

Based on capitalized software and intangible assets at June 30, 2008, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2008	$4,955	$3,254
2009	9,321	6,359
2010	8,155	6,314
2011	5,547	5,960
2012	2,799	4,891
Thereafter	378	8,590
Total	$31,155	$35,368

6.  Derivative Instruments and Hedging Activities

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate, the London Inter-Bank Offer Rate (“LIBOR”).

At June 30, 2008, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR.  During the fiscal year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.

Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the change in the aggregate fair value liability of the interest rate swaps for the three and six month periods ended June 30, 2008 of a decrease of $2.9 million and an increase of $0.8 million, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.

Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, September 30, 2007	$(2,077)
Loss recognized in earnings	(2,475)
Fair value, December 31, 2007	(4,552)
Net settlement payments	152
Loss recognized in earnings	(754)
Ending fair value, June 30, 2008	$(5,154)

As of June 30, 2008, the $5.2 million fair value liability is recorded as $3.4 million and $1.8 million in other current liabilities and other noncurrent liabilities, respectively, on the accompanying consolidated balance sheet.

Net settlements are measured monthly and paid quarterly.  The net settlements are recorded in other income (expense) in the accompanying consolidated statements of operations.  Included in the $5.2 million fair value at June 30, 2008, is approximately $0.8 million of net settlement obligations paid by the Company subsequent to June 30, 2008.

Subsequent to June 30, 2008, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced a positive impact to the fair value liability of its interest rate swaps. During July 2008, the fair value liability has decreased approximately $0.4 million from a balance of $5.2 million as of June 30, 2008 to $4.8 million as of July 31, 2008.

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

Commons Stock Warrants.  Common stock warrants are reported at fair value utilizing Level 2 inputs.  The Company utilized a valuation model prepared by a third-party with observable market data inputs to estimate fair value of the common stock warrants.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$5,154	$—	$5,154	$—
Common stock warrants	$24,003	$—	$24,003	$—

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

The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter.  At June 30, 2008, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.

8.  Corporate Restructuring and Other Reorganization Charges

Changes in the liability for corporate restructuring charges were as follows (in thousands):

Termination Benefits
Balance, September 30, 2007	$2,726
Additional restructuring charges incurred	477
Amounts paid during the period	(1,829)
Other	23
Balance, December 31, 2007	1,397
Additional restructuring charges incurred	275
Amounts paid during the period	(1,636)
Other	54
Balance, June 30, 2008	$90

Other includes the impact of foreign currency translation.

At June 30, 2008, December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.  See Note 16, “International Business Machines Corporation Information Technology Outsourcing Agreement”.

9.  Common Stock and Earnings (Loss) Per Share

In December 2004, the Company announced that the board of directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock.  In May 2006, the Company’s board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, the Company’s board of directors approved an increase of $100 million to the current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, the

Company has purchased approximately 6,049,484 shares for approximately $154 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of June 30, 2008.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average share outstanding:
Basic weighted average shares outstanding	34,133	37,075	34,649	37,118
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	770	—	—	—
Diluted weighted average shares outstanding	34,903	37,075	34,649	37,118

For the three months ended June 30, 2008, 4.4 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.  For the three months ended June 30, 2007, 4.4 million options to purchase shares and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss.  For the six months ended June 30, 2008 and 2007, 7.1 million and 4.4 million, respectively, options to purchase shares, restricted share awards, contingently issuable shares, and common stock warrants were excluded from the diluted net income (loss) per share computation due to the net loss.

10.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Foreign currency transactions gains (losses)	$(737)	$(1,500)	$2,922	$(1,772)
Change in fair value of interest rate swap	2,935	—	(754)	—
Other	135	(33)	(25)	(98)
Total	$2,333	$(1,533)	$2,143	$(1,870)

11.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$828	$(2,723)	$(2,632)	$(3,137)
Foreign currency translation adjustments	818	2,614	2,300	3,209
Comprehensive income (loss)	$1,646	$(109)	$(332)	$72

Accumulated other comprehensive income (loss) included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment.  Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

12.  Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income (loss), for the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements.  As such, the Company has concluded that its three geographic regions are its reportable operating segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Americas	$52,523	$52,253	$96,537	$104,875
EMEA	46,923	36,548	84,231	65,294
Asia/Pacific	9,773	9,308	21,042	17,888
	$109,219	$98,109	$201,810	$188,057

Operating income (loss):
Americas	$1,431	$7,633	$2,769	$14,958
EMEA	835	(3,510)	(1,346)	(11,865)
Asia/Pacific	(1,007)	759	(676)	2,000
	$1,259	$4,882	$747	$5,093

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three or six months ended June 30, 2008 or 2007.  Aggregate revenues attributable to customers in the United Kingdom accounted for 17.8% and 4.2% of the Company’s consolidated revenues during the three months ended June 30, 2008 and 2007, respectively.  Aggregate revenues attributable to customers in the United Kingdom accounted for 14.9% and 7.6% of the Company’s consolidated revenues during the six months ended June 30, 2008 and 2007, respectively.  Aggregate revenues attributable to customers in Canada accounted for 5.4% and 12.0% of the Company’s consolidated revenues during the six months ended June 30, 2008 and 2007, respectively.

13.  Income Taxes

The effective tax rate for the three months ended June 30, 2008 and 2007 is 74.6% and 195.3%, respectively.  The effective tax rate for the six months ended June 30, 2008 and 2007 is 247.7% and 246.0%, respectively.  The effective tax rate in all four periods are higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain.  This was offset by income in tax jurisdictions in which the Company accrues tax expense and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  The Company adopted the provisions of FIN 48 effective October 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease to retained earnings of $3.3 million, which included at October 1, 2007 an increase of $2.7 million in net unrecognized tax benefits.  In addition, reclassification in balance sheet accounts as required by FIN 48 resulted in an increase in noncurrent deferred income tax assets of $4.3 million, an increase in other long term assets of $1.5 million and an increase in other long term liabilities of $16.2 million.  As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $14.8 million.  Of this amount, $9.0 million represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  During the six months ended June 30, 2008, approximately $0.5 million of liability was added to the unrecognized tax benefit balance.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.  The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that the accruals for income taxes reflect the most probable outcome.  The Company will adjust these accruals, as well as the related interest, in light of changing facts and circumstances.  The years open for audit varies depending on the tax jurisdiction.  In the U.S., the Company’s tax returns for years following fiscal year 2003 are open for audit.  In the UK, the Company’s tax returns for the years following 2002 are open for audit, while in Canada, the Company’s tax returns for years following 1999 are open for audit.

The Internal Revenue Service is currently auditing the Company’s fiscal year 2005 and 2006 income tax returns.  The Company’s United Kingdom and Canada income tax returns covering fiscal years 2003 through 2005 and 2000 through 2004, respectively, are also under audit by the applicable tax authorities.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months between $3.0 million and $6.0 million, due to settlement of various audits.

The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense.  As of June 30, 2008, $1.5 million is accrued for the payment of interest and penalties related to income tax liabilities.

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

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of June 30, 2008 and December 31, 2007. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2007.

During the six months ended June 30, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1.  This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of June 30, 2008.  This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances.  As of June 30, 2008, $20.7 million is refundable subject to achievement of future milestones.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable.  During the three and six months ended June 30, 2008, the Company incurred $1.8 million and $2.9 million, respectively, of costs related to fulfillment of the technical enablement milestones.  The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under SFAS 86 in the accompanying consolidated balance sheet as of June 30, 2008, and a reduction of operating expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008.

Also, during the three and six months ended June 30, 2008, the Company reached certain technical enablement milestones and has recognized an increase in the Alliance agreement liability of $3.4 million and $3.6 million, respectively.  Of the $3.6 million, approximately $1.4 million has been collected and the remaining $2.2 million is recorded in billed receivables in the accompanying consolidated balance sheet as of June 30, 2008.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance Agreement Liability
Balance, September 30, 2007	$—
IBM payment	33,334
Common stock warrants	(24,003)
Balance, December 31, 2007	9,331
IBM payment	37,333
Technical enablement milestones	3,600
Costs related to fulfillment of technical enablement milestones	(2,891)
Balance, June 30, 2008	$47,373

Of the $47.4 million Alliance agreement liability, $7.2 million is short-term and $40.2 million is long-term in the accompanying consolidated balance sheet as of June 30, 2008.

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

In addition, IBM will provide the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Company currently expects the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years.   These Transition Services will be recognized as incurred based on the capital or expense nature of the cost.  The Company has expensed approximately $2.5 million for Transition Services during the three months ended June 30, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.  Of the $2.5 million recognized during the three months ended June 30, 2008, approximately $0.1 million is included in accounts payable, $0.7 million is included in other noncurrent liabilities and $1.7 million is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2008.  The Company incurred an additional $0.4 million of staff augmentation costs related to the Transition Services during the three months ended June 30, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company.  In connection with these actions, the Company will incur approximately $1.9 million to $2.3 million of termination costs.  During the three and six month periods ended June 30, 2008, $0.9 million and $1.3 million, respectively, of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations.  The charges, by segment, were as follows for the three months ended June 30, 2008:  $0.7 million in the Americas segment, $0.1 million in the EMEA segment, and $0.1 million in the Asia Pacific segment.  The charges, by segment, were as follows for the six months ended June 30, 2008:  $1.1 million in the Americas segment, $0.1 million in the EMEA segment, and $0.1 million in the Asia Pacific segment.  The remainder of the costs will be recognized over the employees remaining service periods during the third quarter of fiscal year 2008.

As of June 30, 2008, $1.3 million is accrued in accrued employee compensation for these termination costs in the accompanying consolidated balance sheet.  The Company anticipates that these amounts will be paid by the end of fiscal 2009.  No amounts were paid during the six months ended June 30, 2008.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as amended by the Form 10-K/A for the same period filed March 4, 2008, the Transition Report on Form 10-Q for the three months ended December 31, 2007, as amended by the Form 10-Q/A for the same period filed March 4, 2008, and the Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed May 9, 2008.  Results for the six months ended June 30, 2008, are not necessarily indicative of results that may be attained in the future.

Trademarks and Service Marks

ACI, the ACI logo, BASE24, ON/2, OpeN/2, ENGUARD, Network Express, PaymentWare and CO-ach, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. BASE24-eps, ACI Retail Commerce Server, NET24, Commerce Gateway, Smart Chip Manager, Proactive Risk Manager, PRM, ICE, WebGate, SafeTGate, DataWise, ACI Wholesale Payment System, ACI Money Transfer System or MTS, ACI Enterprise Banker, ACI Payments Manager, ACI Card Management System, ACI Dispute Management System, and WPS, among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  The Company’s new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  This quarterly report on Form 10-Q compares the financial position as of June 30, 2008, to December 31, 2007 and September 30, 2007, and the results of operations for the three and six months ended June 30, 2008 with the results of operations for the three and six months ended June 30, 2007.  The Company changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

Overview

We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, economic changes in the financial markets, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide brand.

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

Through a service called ACI On Demand, we host our payment systems and sell them as a service to banks, retailers and processors as an alternative to customers managing their ACI software in-house.

We are maturing many of our retail payment engines.  These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx.  Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow ACI to more efficiently focus R&D investment.

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

•                  Adoption of smart card technology.  In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g., debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices). We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

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

We continue to seek ways to grow through both organic sources and acquisitions. We continually look for potential acquisitions designed to improve our solutions breadth or provide access to new markets. As part of our strategy, we seek acquisition candidates that are strategic, capable of being integrated into our operating environment, and financially accretive to our financial performance.

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

The stated initial term of the Alliance is five years, subject to extension for successive two-year terms if not previously terminated by either party and subject to earlier termination for cause.

During the six months ended June 30, 2008, we received a second payment from IBM of $37.3 million per the Alliance.  This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of June 30, 2008.  This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements, and accordingly a portion of this payment is subject to refund by us to IBM under certain circumstances.  As of June 30, 2008, $20.7 million is refundable subject to achievement of future milestones.

International Business Machines Corporation Outsourcing Agreement

On March 17, 2008, we entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource our internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM will provide us with global IT infrastructure services including the following services, which services are currently provided by our employees: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). We will retain responsibility for our security policy management and on-demand business operations.

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

In addition, IBM will provide us with certain transition services required to transition our IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). We currently expect the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. We have recorded approximately $2.5 million of expense for Transition Services during the three months ended June 30, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.  We expect to recognize the majority of the remaining approximately $5.5 million of expense for Transition Services during the three months ended September 30, 2008.  We incurred an additional $0.4 million of staff augmentation costs related to the Transition Services during the three months ended June 30, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

As a result of the Outsourcing Agreement, 16 of our employees became employees of IBM and another 62 positions were eliminated.

Acquisitions

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

In addition, we also completed a review of our customer renewal experience over the 12-month period ended December 31, 2007. The impact of this review resulted in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates.  We expect to perform an annual review of customer renewal experience.  In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007 (in millions):

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Americas	$737	$724	$733	$717
EMEA	533	522	504	489
Asia/Pacific	157	151	143	135
Total	$1,427	$1,397	$1,380	$1,341

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate.  Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees.  Non-recurring revenues include other software license fees and services.  Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007 (in millions):

	June 30, 2008			March 31, 2008
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$135	$32	$167	$132	$35	$167
EMEA	79	53	132	76	68	144
Asia/Pacific	28	12	40	27	9	36
Total	$242	$97	$339	$235	$112	$347

	December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$130	$30	$160	$125	$34	$159
EMEA	73	66	139	70	66	136
Asia/Pacific	26	11	37	25	8	33
Total	$229	$107	$336	$220	$108	$328

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30.
	2008		2007		2008		2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$20,422	18.7%	$25,379	25.9%	$42,681	21.1%	$48,639	25.9%
Monthly license fees (MLFs)	17,792	16.3%	15,541	15.8%	34,631	17.2%	30,805	16.4%
Software license fees	38,214	35.0%	40,920	41.7%	77,312	38.3%	79,444	42.2%
Maintenance fees	32,867	30.1%	31,287	31.9%	64,340	31.9%	61,188	32.5%
Services	38,138	34.9%	25,902	26.4%	60,158	29.8%	47,425	25.2%
Total revenues	109,219	100.0%	98,109	100.0%	201,810	100.0%	188,057	100.0%

Expenses:
Cost of software licenses fees	11,966	11.0%	9,932	10.1%	24,457	12.1%	21,125	11.2%
Cost of maintenance and services	36,044	33.0%	26,789	27.3%	64,673	32.0%	50,140	26.7%
Research and development	12,694	11.6%	13,422	13.7%	25,247	12.5%	25,463	13.5%
Selling and marketing	22,741	20.8%	16,894	17.2%	39,491	19.6%	33,693	17.9%
General and administrative	24,515	22.4%	26,190	26.7%	47,195	23.4%	52,543	27.9%
Total expenses	107,960	98.8%	93,227	95.0%	201,063	99.6%	182,964	97.3%

Operating income	1,259	1.2%	4,882	5.0%	747	0.4%	5,093	2.7%

Other income (expense):
Interest income	703	0.6%	940	1.0%	1,296	0.6%	1,954	1.0%
Interest expense	(1,038)	-1.0%	(1,431)	-1.5%	(2,404)	-1.2%	(3,028)	-1.6%
Other, net	2,333	2.1%	(1,533)	-1.6%	2,143	1.1%	(1,870)	-1.0%
Total other income (expense)	1,998	1.8%	(2,024)	-2.1%	1,035	0.5%	(2,944)	-1.6%

Income (loss) before income taxes	3,257	3.0%	2,858	2.9%	1,782	0.9%	2,149	1.1%
Income tax expense	2,429	2.2%	5,581	5.7%	4,414	2.2%	5,286	2.8%
Net income (loss)	$828	0.8%	$(2,723)	-2.8%	$(2,632)	-1.3%	$(3,137)	-1.7%

Three Month Period Ended June 30, 2008 Compared to Three Month Period Ended June 30, 2007

Revenues

Total revenues for the three months ended June 30, 2008 increased $11.1 million, or 11.3%, compared to the same period of 2007 as a result of a $12.2 million, or 47.2%, increase in services revenues and a $1.6 million, or 5.1%, increase in maintenance fee revenues offset by a $2.7 million, or 6.6%, decline in software license fee revenues.

During the three months ended June 30, 2008, we recognized $13.5 million of revenues associated with certain Faster Payments implementations in the United Kingdom.  Of this amount, approximately $4.5 million is reflected in initial license fee revenue and approximately $9.0 million is reported as services revenue.

License Fee Revenues

Customers purchase the right to license ACI software for the term of their agreement, generally 60 months.  Within these agreements are specified capacity limits typically measured based on transaction volumes.  ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage.  Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth.  Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

Initial License Fee (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis.  Included in ILF revenues are license and capacity fees that are recognizable at the inception of the arrangement and license and capacity fees that are recognizable at interim points during the term of the arrangement, including those that are recognizable annually, due to negotiated customer payment terms.  The decrease in ILF revenues during the three months ended June 30, 2008 compared to the same period in 2007, is primarily due to revenue from significant capacity increase and term renewals events within the three months ended June 30, 2007 that did not repeat in the current period.  This decrease was partially offset by $4.5 million of ILF revenues associated with Faster Payments implementations in the United Kingdom that were recognized during the three months ended June 30, 2008.

Monthly License Fee (MLF) Revenue

MLF revenues are license and capacity revenues that are paid up-front but recognized as revenue ratably over an extended period and license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms.  The increase in MLF revenues during the three months ended June 30, 2008, as compared to the same period of 2007, is primarily due to an increase in the amount of paid up-front revenue that is recognized ratably and capacity overages during the current period payable monthly or quarterly by customers in the Americas reportable operating segment.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services.  The increase in maintenance fee revenues during the three months ended June 30, 2008, compared to the same period of 2007 is primarily a result of an increase in the number of customers that achieved live status, primarily in the EMEA and Asia-Pacific operating segments, subsequent to June 30, 2007.

Services Revenue

Services revenues include fees earned through implementation services, professional services and processing services.  Implementation services include product installations, product upgrades, customer specific modifications (“CSMs”) and product education.  Professional services include business consultancy, technical consultancy, on site support services, CSMs, product education, and testing services.  Processing services include hosting, on-demand, and facilities management services.

Services revenue increased $12.2 million, or 47.2%, primarily as a result of $9.0 million of revenues associated with Faster Payments implementations in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment.

Expenses

Total operating expenses for the three months ended June 30, 2008 increased $14.7 million, or 15.8%, compared to the same period of 2007 as a result of a $9.3 million, or 34.5%, increase in cost of maintenance and services, a $5.8 million, or 34.6% increase in cost of selling and marketing, a $2.0 million, or 20.5%, increase in cost of software license fees, offset by a $1.7 million, or 6.4%, decrease in general and administrative costs and a $0.7 million, or 5.4%, decrease in research and development costs.

Cost of Software License Fees

Cost of software license fees represents the costs associated with maintaining software products that have already been developed.  Software license fee costs include human resource costs and other incidental costs for maintaining software products as well as the amortization of previously capitalized internally developed and acquired software costs.  Examples of this include product management, documentation, publications and education.

The cost of software license fees for the three months ended June 30, 2008, increased compared to the same period of 2007 as a result of higher personnel and related costs of $2.6 million reallocated from certain business functions (primarily research and development, services, and sales and marketing) to invest in the Global Product Management function and to support the fulfillment of the technical enablement milestones under the Alliance and other development work.  Additionally, cost of software license fees expense increased $0.4 million resulting from an increase in depreciation and amortization.  These increases were partially offset by $0.9 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of cost of software license fees.

Cost of Maintenance and Services

Cost of maintenance and services includes costs to provide hosting services and both the costs of maintaining our software products at customer sites as well as the service costs required to deliver, install and support software at customer sites.  Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour helpdesk, post go-live (remote) support and production-type support for software that was previously installed at a customer location.  Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support.  Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.

Cost of maintenance and services for the three months ended June 30, 2008 increased compared to the same period of 2007, as a result of higher personnel and related costs of $7.7 million primarily to support the implementation services for the increase in large complex multi-product installations.  Costs of maintenance and services also increased as a result of the recognition of $2.4 million of previously deferred expenses associated with the completion of certain Faster Payments implementations in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by a $1.3 million additional deferral of implementation costs for various products currently being installed. Additionally, cost of maintenance and services increased $0.3 million for the three months June 30, 2008 as a result of an increase in distributor commission expense compared to the same period on 2007.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products as well as improvements made to existing products.  Continued R&D effort on existing products addresses issues, if any, related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

R&D expense for the three months ended June 30, 2008 decreased as compared to the same period of 2007, as a result of $0.8 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of R&D expense.

Selling and Marketing

Selling and marketing includes both the costs related to selling our products to current and prospective customers as well as the costs related to promoting the Company, its products and the research efforts required to measure customers’ future needs and satisfaction levels.  Selling costs are primarily the human resource and travel costs related to the effort expended to license our products and services to current and potential clients within defined territories and/or industries as well as the management of the overall relationship with customer accounts.  Selling costs also include the costs associated with assisting distributors in their efforts to sell our products and services in their respective local markets.  Marketing costs include costs needed to promote the Company and its products as well as perform or acquire market research to help us better understand what products our customers are looking for in the future.  Marketing costs also include the costs associated with measuring customers’ opinions toward the Company, our products and personnel.

Selling and marketing expense for the three months ended June 30, 2008, increased $5.8 million compared to the same period of 2007 as a result of $3.3 million in personnel and related costs and $0.4 million in advertising and promotional expenses to support the 2008 sales plan and Alliance joint sales and marketing initiatives. Additionally, commissions expense increased $1.5 million in the three months ended June 30, 2008, compared to the same period in 2007 as a result of higher sales and a change in the mix of sales to more high value sales of new customer accounts and new applications.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of staff support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the three months ended June 30, 2008 decreased $1.7 million compared to the same period of 2007.  Included in the three months ended June 30, 2007, with no corresponding amount during the same period in 2008, were $4.7 million of expenses related to the historical stock option review and $1.2 million of severance related expenses.  Included in the three months ended June 30, 2008, with no corresponding amounts during the same period in 2007, were $2.9 million of expenses for Transition Services incurred and $0.9 million of severance incurred related to the IBM Outsourcing

Agreement.  The remaining increase is primarily the result of an increase in bad debt expense of $0.6 million in the three months ended June 30, 2008 compared to the same period in 2007.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items.  Fluctuating currency rates impacted the three months ended June 30, 2008 by $0.7 million in net foreign currency losses, compared to $1.5 million in net losses during the same period in 2007.  A $2.9 million gain on change in fair value of interest rate swaps was incurred during the three months ended June 30, 2008 with no corresponding amount in the same period of 2007.  Interest income for the three months ended June 30, 2008 decreased $0.2 million or 25.2% as compared to the corresponding period of 2007 as a result of lower interest rates.  Interest expense decreased $0.4 million or 27.5% for the three months ended June 30, 2008 compared to the corresponding period of 2007 as a result of lower interest rates.

Income Taxes

The effective tax rate for the three months ended June 30, 2008 and 2007 is 74.6% and 195.3%, respectively.  The effective tax rate in both periods are higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain.  This was offset by income in tax jurisdictions in which we accrues tax expense and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Six Month Period Ended June 30, 2008 Compared to Six Month Period Ended June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008, increased $13.8 million, or 7.3%, compared to the same period of 2007 as a result of a $12.7 million, or 26.8%, increase in services revenues and a $3.2 million, or 5.2%, increase in maintenance fee revenues offset by a $2.1 million, or 2.7%, decrease in software license fee revenues.

During the six months ended June 30, 2008, the Company recognized $13.5 million of revenues associated with certain Faster Payments implementations in the United Kingdom.  Of this amount, approximately $4.5 million is reflected in ILF revenues and approximately $9.0 million is reported as services revenue.

Initial License Fee (ILF) Revenue

The decrease in ILF revenues during the six months ended June 30, 2008, compared to the same period in 2007 is primarily due to revenue from significant capacity increase and term renewal events for the six months ended June 30, 2007 that did not repeat in the current period.  This was offset by $4.5 million of ILF revenues associated with Faster Payments implementations in the United Kingdom that were recognized during the six months ended June 30, 2008.

Monthly License Fee (MLF) Revenue

The increase in MLF revenues during the six months ended June 30, 2008, compared to the same period of 2007 is primarily due to an increase in the amount of paid up-front revenue that is recognized ratably and capacity overages payable monthly or quarterly in the Americas, and to a lesser extent, the EMEA reportable operating segment.

Maintenance Fee Revenue

The increase in maintenance fee revenues during the six months ended June 30, 2008, compared to the same period of 2007 is primarily a result of an increase in the number of customers that achieved live status in all three operating segments subsequent to December 31, 2007.

Services Revenue

Services revenue increased $12.7 million, or 26.8%, during the six months ended June 30, 2008, compared to the same period in 2007 primarily as a result of $9.0 million of revenues associated with Faster Payments in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment.

Expenses

Total operating expenses for the six months ended June 30, 2008 increased $18.1 million, or 9.9%, compared to the same period of 2007 as a result of a $14.5 million, or 29.0%, increase in cost of maintenance and services, a $5.8 million, or 17.2%, increase in cost of selling and marketing, a $3.3 million, or 15.8%, increase in cost of software, offset by a $5.3 million, or 10.2%, decrease in general and administrative costs and a $0.2 million, or 0.8%, decrease in R&D expense.

Cost of Software License Fees

The cost of software license fees for the six months ended June 30, 2008, increased compared to the same period of 2007 as a result of higher personnel and related costs of $3.8 million reallocated from certain business functions (primarily research and development, services, and sales and marketing) to invest in the Global Product Management function and to support the fulfillment of the technical enablement milestones under the Alliance and other development work.  Additionally, cost of software license fees expense increased $0.7 million resulting from an increase in depreciation and amortization.  This increase was partially offset by $1.0 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of cost of software license fees.

Cost of Maintenance and Services

Cost of maintenance and services for the six months ended June 30, 2008 increased compared to the same period of 2007 as a result of higher personnel and related costs of $12.8 million primarily to support the implementation services for the increase in large complex multi-product installations. Costs of maintenance and services also increased as a result of the recognition of $2.4 million deferred expenses associated with the completion of Faster Payments implementation in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by a $2.4 million additional deferral of implementation costs for various products currently being installed. Additionally, cost of maintenance and services increased $0.5 million for the six months June 30, 2008 as a result of an increase in distributor commission expense compared to the same period on 2007.  The remaining $1.2 million increase is related to miscellaneous items including software maintenance, insurance, telephone, and facilities costs.

Research and Development

R&D expense for the six months ended June 30, 2008 decreased $0.2 million compared to the same period of 2007 as a result of $1.3 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of R&D expense partially offset by a $1.0 million increase in personnel and related costs primarily to support the fulfillment of the technical enablement milestones under the Alliance.

Selling and Marketing

Selling and marketing expense for the six months ended June 30, 2008 increased $5.8 million compared to the same period of 2007 as a result of an increase of $4.9 million in personnel and related costs and $0.5 million in advertising and promotional expenses to support the 2008 sales plan and IBM Alliance joint sales and marketing initiatives. The remaining increase is primarily the result of a $0.3 million increase in professional fees in the six months ended June 30, 2008 compared to the same period in 2007.

General and Administrative

General and administrative expense for the six months ended June 30, 2008 decreased $5.3 million compared to the same period of 2007.  Included in the six months ended June 30, 2007, with no corresponding amount during the same period in 2008, were approximately $10.6 million of expenses related to the historical stock option review and $1.5 million of severance related expenses.  Included in the six months ended June 30, 2008, with no corresponding amounts during the same period in 2007, were $2.9 million of expenses for Transition Services incurred and $1.3 million of severance expense incurred related to the IBM Outsourcing Agreement. Additionally, general and administrative expenses increased as a result of $1.8 million higher professional fees incurred in the six months ended June 30, 2008 compared to the same period in 2007. The remaining increase is primarily the result of an increase in bad debt expense of $0.6 million in the six months ended June 30, 2008 compared to the same period in 2007.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items.  Fluctuating currency rates impacted the six months ended June 30, 2008 by $2.9 million in net foreign currency gains, compared with $1.8 million in net losses during the same period in 2007.  A $0.8 million loss on change in fair value of interest rate swaps was incurred during the six months ended June 30, 2008 with no corresponding amount in the same period of 2007.  Interest income for the six months ended June 30, 2008 decreased $0.7 million, or 33.7%, compared to the corresponding period of 2007 as a result of lower interest rates.  Interest expense decreased $0.6 million, or 20.6%, for the six months ended June 30, 2008 compared to the corresponding period of 2007 as a result of lower interest rates.

Income Taxes

The effective tax rate for the six months ended June 30, 2008 and 2007 is 247.7% and 246.0%, respectively.  The effective tax rate in both periods are higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain.  This was offset by income in tax jurisdictions in which we accrued tax expense and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Americas	$52,523	$52,253	$96,537	$104,875
EMEA	46,923	36,548	84,231	65,294
Asia/Pacific	9,773	9,308	21,042	17,888
	$109,219	$98,109	$201,810	$188,057

Operating income (loss):
Americas	$1,431	$7,633	$2,769	$14,958
EMEA	835	(3,510)	(1,346)	(11,865)
Asia/Pacific	(1,007)	759	(676)	2,000
	$1,259	$4,882	$747	$5,093

Revenues increased in the EMEA reportable operating segment by $10.4 million, or 28.4%, in the Asia/Pacific reportable operating segment by $0.5 million, or 5.0%, in the Americas reportable operating segment by $0.3 million, or 0.5%, for the three months ended June 30, 2008 compared to the same period in 2007.  During the three months ended June 30, 2008, we recognized $13.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments.

Revenues increased in the EMEA reportable operating segment by $18.9 million, or 29.0%, and in the Asia/Pacific reportable operating segment by $3.2 million, or 17.6%, for the six months ended June 30, 2008 compared to the same period in 2007.  Revenue for the Americas reportable operating segment decreased by $8.3 million or 8.0%, during the six months ended June 30, 2008 compared to the same period in 2007.  During the six months ended June 30, 2008, the Company recognized $13.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments.

Operating income declined in the Americas reportable operating segment by $6.2 million, or 81.3%, for the three months ended June 30, 2008 compared to the same period in 2007.  The Asia/Pacific reportable segment had an operating loss of $1.0 million for the three months ended June 30, 2008 compared to net operating income of $0.8 million for the same period in 2007.  The EMEA reportable operating segment had operating income of $0.8 million for the three months ended June 30, 2008 compared to an operating loss of $3.5 million for the same period in 2007.  During the three months ended June 30, 2008, we recognized $13.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment, partially offset by the recognition of $0.9 million of deferred expenses.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  This is offset by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

Operating income declined in the Americas reportable operating segment by $12.2 million, or 81.5%, for the six months ended June 30, 2008 compared to the same period in 2007.  Operating loss in the EMEA reportable operating segment decreased by $10.5 million, or 88.7%, for the six months ended June 30, 2008 compared to the same period in 2007.  The Asia/Pacific reportable operating segment had an operating loss of $0.7 million for the six months ended June 30, 2008 compared to operating income of $2.0 million for the same period in 2007.  During the six months ended June 30, 2008, we recognized $13.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment, partially offset by the recognition of $0.9 million of deferred expenses.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  This is offset by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity consisted of $98.2 million in cash and cash equivalents and $75 million of unused borrowings under our revolving credit facility.  We had bank borrowings of $75 million outstanding under our revolving credit facility as of June 30, 2008.

In December 2004, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, we have purchased approximately 6,049,484 shares for approximately $154 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of June 30, 2008.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

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

	Six Months Ended June 30,
	2008	2007
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$43,105	$27,239
Investing activities	(9,822)	(13,250)
Financing activities	(30,077)	(15,780)

Net cash flows provided by operating activities for the six months ended June 30, 2008 amounted to $43.1 million as compared to $27.2 million during the same period in 2007.  The comparative period increase in net cash flows from operating activities of $15.9 million was principally the result of the following items:  $37.5 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance as amended and a net loss of $2.6 million for the six months ended June 30, 2008 as compared to a net loss of $3.1 million for the same period in 2007, and an increase of $3.7 million in non cash expenses such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the six months ended June 30, 2008 as compared to the same period in 2007.  These items were partially offset by a decrease in cash collections on customer receivables and deferred revenue of $14.3 million in the six months ended June 30, 2008 and a $11.5 million decrease in accruals for other expenses.

Net cash flows used by investing activities totaled $9.8 million in the six months ended June 30, 2008 as compared to $13.3 million used in investing activities during the same period in 2007.  During the six months ended June 30, 2008, we used cash of $8.6 million to purchase software, property and equipment and $2.4 million for costs related to fulfillment of the technical enablement milestones under the IBM Alliance.  These uses of cash were partially offset in the six months ended June 30, 2008, by $1.2 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the Alliance.  During the six months ended June 30, 2007, we used cash of $2.5 million to purchase software, property and equipment.  We also used cash of $10.7 million for the acquisition of Visual Web and Stratasoft during the six months ended June 30, 2007.

Net cash flows used by financing activities totaled $30.1 million in the six months ended June 30, 2008 as compared to net cash flows used of $15.8 million during the same period in 2007.  In the six months ended June 30, 2008 and 2007, we used cash of $30.1 million and $14.9 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $1.9 million and $0.9 million during the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008, we received proceeds of $0.8 million, including corresponding excess tax benefits, from the exercises of stock options and $1.0 million for the issuance of common stock for a purchase under our Employee Stock Purchase Plan.

We also realized a $2.0 million decrease in cash during the six months ended June 30, 2008 compared to a $1.9 million increase during the same period of 2007 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Contractual Obligations and Commercial Commitments

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended).  The liability for unrecognized tax benefits at June 30, 2008 is $15.2 million.

Lease Termination

During the six months ended June 30, 2008, we terminated the lease for one of our facilities in Watford, England.  Under the terms of the termination agreement, we paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2008.  Further under the termination agreement, we were relieved of our contractual obligations with respect to the restoration of facilities back to their original condition.  As a result, we recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statements of operations.  At June 30, 2008, December 31, 2007 and September 30, 2007, we had contractual obligations with respect to the restoration of leased facilities of $1.6 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2008, December 31, 2007, and September 30, 2007, our intangible assets, net of accumulated amortization, were $35.4 million, $38.1 million, and $39.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.  Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of June 30, 2008, December 31, 2007, and September 30, 2007, our goodwill was $210.2 million, $206.8 million, and $205.7 million, respectively.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed as of the end of the fiscal year, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.

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

During the six months ended June 30, 2008, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”).  These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the six months ended June 30, 2008. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins.  We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2008, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.3 million annually.

During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively.  As of June 30, 2008, the fair value liability of the interest rate swaps was approximately $5.2 million, of which $3.4 million and $1.8 million was included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $1.1 million at June 30, 2008.  Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statements of operations, along with the related income tax effects.

Subsequent to June 30, 2008, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, we have experienced a positive impact to the fair value liability of our interest rate swaps. During July 2008, the fair value liability has decreased approximately $0.4 million from a balance of $5.2 million as of June 30, 2008 to $4.8 million as of July 31, 2008.

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

Commons Stock Warrants.  Common stock warrants are reported at fair value utilizing Level 2 inputs.  The Company utilized a valuation model prepared by a third-party with observable market data inputs to estimate fair value of the common stock warrants.

Item 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, June 30, 2008.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2007, material weaknesses in internal control over financial reporting related to recognition of revenue and income taxes existed.  A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2008 and have concluded that the material weaknesses related to accounting for recognition of revenue and accounting for income taxes were not remediated as of June 30, 2008.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

Remediation plans established and initiated by management in fiscal year 2007 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 1, 2004, lead plaintiff filed a motion for class certification wherein, for the first time, lead plaintiff sought to add an additional class representative, Roger M. Wally. On August 20, 2004, we and the individual defendants filed an opposition to the motion. On March 22, 2005, the Court issued an order certifying the class of persons that purchased our common stock from January 21, 1999 through November 18, 2002.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2007 and Form 10-Q for the three months ended March 31, 2008. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the three months ended June 30, 2008.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million.  In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $56 million remains available.  In June 2007, we implemented this previously announced increase to our share repurchase program.  There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company.  Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

During the three months ended December 31, 2007, we reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because we were not current with our filings with the SEC.  As a result, we recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007.  This liability was paid during the six months ended June 30, 2008.  As of June 30, 2008, we were current with our filings with the SEC and, therefore, all outstanding options were classified as equity.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual Meeting of Stockholders was held on June 10, 2008.  The matters voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1. Election of directors to hold office until the next Annual Meeting of Stockholders:

Nominees	For	Withhold
Alfred R. Berkeley, III	29,304,147	2,454,026
John D. Curtis	31,246,325	511,848
Philip G. Heasley	31,228,988	529,185
Harlan F. Seymour	29,217,725	2,540,448
John M. Shay, Jr.	29,285,081	2,473,092
John E. Stokely	29,263,796	2,494,377
Jan H. Suwinski	29,298,356	2,459,817

2.  Proposal to ratify the adoption of the 2008 Executive Management Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Vote
30,257,276	710,054	790,843	—

3.  Proposal to ratify the appointment of KPMG LLP as independent auditors of the Company.

For	Against	Abstain	Broker Non-Vote
31,021,474	285,886	450,813	—

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

10.1	(1)**	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended February 20, 2001, March 9, 2004, March 8, 2005 and July 24, 2007

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.

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

**  Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)

Date: August 11, 2008	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1 (1)**	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended February 20, 2001, March 9, 2004, March 8, 2005 and July 24, 2007

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.

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

**  Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.