Form 10-Q
period 2008-09-30
ACI WORLDWIDE, INC.
filed 2008-11-07
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐  No ☒

As of November 5, 2008, there were 34,908,660 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$94,341	$97,011	$60,794
Billed receivables, net of allowances of $1,923, $1,723, and $2,041, respectively	79,742	87,932	70,384
Accrued receivables	16,697	11,132	11,955
Deferred income taxes	4,238	5,374	7,088
Recoverable income taxes	9,998	6,033	3,852
Prepaid expenses	10,991	9,803	10,572
Other current assets	8,249	8,399	7,233
Total current assets	224,256	225,684	171,878

Property, plant and equipment, net	20,355	19,503	19,356
Software, net	28,805	31,430	31,764
Goodwill	204,560	206,770	205,715
Other intangible assets, net	32,799	38,088	39,685
Deferred income taxes	31,281	31,283	24,315
Other assets	16,270	17,700	14,028
TOTAL ASSETS	$558,326	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,291	$16,351	$14,677
Accrued employee compensation	22,532	22,659	22,625
Deferred revenue	105,370	115,519	97,042
Income taxes payable	—	—	2,251
Alliance agreement liability	5,404	9,331	—
Accrued and other current liabilities	20,261	22,992	17,925
Total current liabilities	165,858	186,852	154,520

Deferred revenue	23,262	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes	3,393	3,245	3,265
Alliance agreement noncurrent liability	40,706	—	—
Other noncurrent liabilities	33,791	37,069	18,664
Total liabilities	342,010	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2008, December 31, 2007 and September 30, 2007	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at September 30, 2008, December 31, 2007, and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 5,948,958, 5,144,947, and 5,115,367 shares outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	(148,807)	(140,320)	(140,340)
Additional paid-in capital	302,549	311,108	312,642
Retained earnings	46,971	47,886	53,226
Accumulated other comprehensive loss	(8,604)	(1,842)	(720)
Total stockholders’ equity	216,316	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$558,326	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Software license fees	$46,460	$28,856	$123,772	$108,300
Maintenance fees	33,963	31,316	98,303	92,504
Services	28,137	24,700	88,295	72,125
Total revenues	108,560	84,872	310,370	272,929

Expenses:
Cost of software license fees	11,739	10,901	36,196	32,026
Cost of maintenance and services	33,544	24,318	98,217	74,458
Research and development	11,393	14,640	36,640	40,103
Selling and marketing	18,547	18,437	58,038	52,130
General and administrative	30,379	24,215	77,574	76,758
Total expenses	105,602	92,511	306,665	275,475

Operating income (loss)	2,958	(7,639)	3,705	(2,546)

Other income (expense):
Interest income	635	1,243	1,931	3,197
Interest expense	(1,149)	(2,156)	(3,553)	(5,184)
Other, net	932	(1,577)	3,075	(3,447)
Total other income (expense)	418	(2,490)	1,453	(5,434)

Income (loss) before income taxes	3,376	(10,129)	5,158	(7,980)
Income tax expense (benefit)	1,659	(1,514)	6,073	3,772
Net income (loss)	$1,717	$(8,615)	$(915)	$(11,752)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,259	36,318	34,518	36,849
Diluted	34,578	36,318	34,518	36,849

Earnings (loss) per share
Basic	$0.05	$(0.24)	$(0.03)	$(0.32)
Diluted	$0.05	$(0.24)	$(0.03)	$(0.32)

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(915)	$(11,752)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	4,754	4,521
Amortization	11,697	11,104
Tax expense of intellectual property shift	1,770	1,434
Amortization of debt financing costs	252	252
Gain on reversal of asset retirement obligation	(949)	—
(Gain) loss on disposal of assets	253	(82)
Change in fair value of interest rate swaps	1,529	2,077
Deferred income taxes	1,397	(8,490)
Stock-based compensation expense	7,782	5,821
Tax benefit of stock options exercised and cash settled	314	922
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	152	1,581
Other current assets	(302)	(1,412)
Other assets	(840)	(2,414)
Accounts payable	(4,309)	(610)
Accrued employee compensation	803	1,268
Proceeds from alliance agreement	40,587	—
Accrued liabilities	(3,988)	375
Current income taxes	(4,251)	666
Deferred revenue	(9,683)	20,792
Other current and noncurrent liabilities	201	(310)
Net cash flows from operating activities	46,254	25,743

Cash flows from investing activities:
Purchases of property and equipment	(6,799)	(3,136)
Purchases of software and distribution rights	(4,425)	(676)
Sales of marketable securities	—	2,500
Alliance technical enablement expenditures	(4,343)	—
Proceeds from alliance agreement	1,246	—
Acquisition of businesses, net of cash acquired	(30)	(10,822)
Other	—	6
Net cash flows from investing activities	(14,351)	(12,128)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,353	—
Proceeds from exercises of stock options	3,599	15
Excess tax benefit of stock options exercised	141	14
Purchases of common stock	(30,064)	(42,354)
Payments on debt and capital leases	(2,748)	(1,880)
Net cash flows from financing activities	(27,719)	(44,205)

Effect of exchange rate fluctuations on cash	(6,854)	1,484
Net decrease in cash and cash equivalents	(2,670)	(29,106)
Cash and cash equivalents, beginning of period	97,011	89,900
Cash and cash equivalents, end of period	$94,341	$60,794

Supplemental cash flow information
Income taxes paid, net	$10,061	$10,274
Interest paid	$3,544	$3,285

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per share amounts)

1.  Consolidated Financial Statements

The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.

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

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  The Company’s new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  This quarterly report on Form 10-Q compares the financial position as of September 30, 2008 to December 31, 2007 and September 30, 2007 and the results of operations for the three and nine months ended September 30, 2008 with the results of operations for the three and nine months ended September 30, 2007.  The Company changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

When SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001, the Company adopted the end of its fiscal year (or September 30) as its annual impairment testing date.  As a result of the change in the Company’s fiscal year, it evaluated its annual goodwill impairment testing date and concluded to change its impairment testing date to October 1st versus the end of its new fiscal year.  An October 1st testing date will allow the Company additional time to accurately complete its impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with its accelerated filing requirements.

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

The consolidated financial statements as of September 30, 2007 and for the nine months then ended include amounts acquired from, as well as the results of operations of, Visual Web from February 7, 2007 forward.  The consolidated financial statements as of September 30, 2008, December 31, 2007, and September 30, 2007, and for the three and nine months ended September 30, 2008 include amounts acquired from, as well as the results of operations of, Visual Web.

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

The consolidated financial statements as of September 30, 2008, December 31, 2007, and September 30, 2007, and for the three and nine months ended September 30, 2008, include amounts acquired from, as well as the results of operations of, Stratasoft.

The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired.  The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets.

The Company will pay an additional aggregate amount of up to $0.6 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the period ended December 31, 2007 and the period ending December 31, 2008.  During the nine months ended September 30, 2008, the Company completed the assessment for the period ended December 31, 2007 and determined that Stratasoft did not meet the financial targets set forth in the purchase agreement.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which $0.5 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

Lease Termination

During the nine months ended September 30, 2008, the Company terminated the lease for one of its facilities in Watford, England.  Pursuant to the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2008.  Further under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition.  As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statement of operations.  At September 30, 2008, December 31, 2007 and September 30, 2007, the Company had contractual obligations with respect to the restoration of leased facilities of $1.5 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values of financial assets as of September 30, 2008, and the impact was not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Software license fees	$6,660	$2,677	$13,659	$7,854
Maintenance fees	2,356	1,011	4,958	3,144
Services	2,617	1,291	5,546	3,536
Total	$11,633	$4,979	$24,163	$14,534

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

3.  Share-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three and nine months ended September 30, 2008 totaled 21,884 and 76,333, respectively.  No shares were issued under the ESPP during the nine months ended September 30, 2007, as the Company was not current with its filings with the SEC.

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

A summary of stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, September 30, 2007	3,708,431	$22.35
Granted	—	—
Exercised	(51,160)	10.75
Cancelled/Forfeited/Expired	(66,946)	27.39
Outstanding, December 31, 2007	3,590,325	22.43
Granted	551,700	17.46
Exercised	(288,020)	12.50
Cancelled/Forfeited/Expired	(366,141)	30.05
Outstanding, September 30, 2008	3,487,864	$21.66	6.64	$6,385,905

Exercisable, September 30, 2008	1,900,522	$19.46	5.45	$6,018,705

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was $9.62 and $17.41, respectively.  The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2008 and 2007.  The total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $1.0 million and $0.1 million, respectively.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $1.6 million and $0.1 million, respectively.

The fair value of options granted during the three and nine months ended September 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123(R), with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008	September 30, 2007	September 30, 2007

Expected life (years)	6.18	6.15	6.01	5.41
Interest rate	3.0%	3.1%	4.7%	4.9%
Volatility	56.2%	54.9%	47.7%	50.4%
Dividend yield	—	—	—	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company used the simplified method for determining the expected life as permitted under SAB 110, Topic 14, Share-Based Payment. The simplified method was used as the historical data did not provide a reasonable basis upon which to estimate the expected term. This is due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the SEC. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected life at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

During the nine months ended September 30, 2007, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”) representing 174,947 shares (based on a target of 100%) of the Company’s common stock with a weighted-average grant date fair value of $34.25 per share to various key employees of the Company, using the market price of the Company’s common  stock at the time of grant as the fair value per share.  The Company did not grant any LTIP Performance Shares during the nine months ended September 30, 2008.

A summary of nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted-Average Grant Date Fair Value
Nonvested at September 30, 2007	312,117	$31.95
Granted	—	—
Vested	—	—
Change in expected attainment for fiscal 2005 and 2006 grants	(132,110)	29.00
Forfeited or expired	(5,060)	29.10
Nonvested at December 31, 2007	174,947	34.25
Granted	—	—
Vested	—	—
Forfeited or expired	(24,612)	34.30
Nonvested at September 30, 2008	150,335	$34.24

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

Through September 30, 2007, the Company had accrued compensation costs assuming an attainment level of 110% for the awards granted in fiscal 2005 and 2006.  During the three months ended December 31, 2007, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company did not expect to achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in fiscal 2005 and 2006 to be earned.  As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in fiscal 2005 and 2006 during the three months ended December 31, 2007.  The Company did not achieve the predetermined earnings per share minimum threshold level as of September 30, 2008; therefore, the LTIP Performance Shares granted in fiscal year 2005 and 2006 were not earned and were not issued.

Based on forecasts for the performance period of the awards granted during the fiscal year ended September 30, 2007, management currently believes that an achievement level of 100% will be attained for those awards.

During the nine months ended September 30, 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”).  These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

	Number of Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested at December 31, 2007	—	$—
Granted	471,400	17.95
Vested	—	—
Forfeited or expired	—	—
Nonvested at September 30, 2008	471,400	$17.95

As of September 30, 2008, there were unrecognized compensation costs of $13.5 million related to nonvested stock options, $2.0 million related to nonvested LTIP Performance Shares, and $5.1 million related to nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.5 years, 1.3 years and 3.7 years, respectively.

The Company recorded stock-based compensation expense in accordance with SFAS 123(R) for the three months ended September 30, 2008 and 2007 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $2.6 million and $2.8 million, respectively, with corresponding tax benefits of $0.9 million and $1.0 million, respectively.  The Company recorded stock-based compensation expense in accordance with SFAS 123(R) for the nine months ended September 30, 2008 and 2007 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $7.8 million and $5.8 million, respectively, with corresponding tax benefits of $2.8 million and $2.1 million, respectively.   Tax benefits in excess of the option’s grant date fair value under SFAS 123(R) are classified as financing cash flows.  No stock-based compensation costs were capitalized during the three or nine months ended September 30, 2008 and 2007. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended September 30, 2008 was $2.8 million.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million for the three months ended September 30, 2008.  Cash received from option exercises for the nine months ended September 30, 2008 was $3.6 million.  The actual tax benefit realized for the tax deductions from option exercises totaled $0.5 million for the nine months ended September 30, 2008.

During the three months ended December 31, 2007, the Company reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC.  As a result, the Company recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007. This liability was paid during the nine months ended September 30, 2008.  As of September 30, 2008, the Company was current with its filings with the SEC and, therefore, all outstanding options were classified as equity.

4. Goodwill

Changes in the carrying amount of goodwill attributable to each reportable operating segment, consisting primarily of foreign currency translation adjustments, were as follows (in thousands):

Goodwill
Balance, September 30, 2007	$205,715
Foreign currency translation adjustments	628
Adjustments - S2 (1)	13
Adjustments - Visual Web (2)	414
Balance, December 31, 2007	206,770
Foreign currency translation adjustments	(2,229)
Adjustments - S2 (3)	156
Adjustments - Visual Web (2)	(137)
Balance, September 30, 2008	$204,560

(1)          Adjustment to S2 Systems, Inc. acquisition relates to settlement of escrow balances in accordance with the purchase agreement.

(2)          Visual Web purchase accounting adjustment relates to an adjustment to deferred tax balances.

(3)          Adjustment to S2 Systems, Inc. acquisition relates to contingency payments made in accordance with the purchase agreement.

5.  Software and Other Intangible Assets

The carrying amount and accumulated amortization of the Company’s software that was subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Internally-developed software	$13,098	$13,299	$13,302
Purchased software	86,214	82,410	80,836
	99,312	95,709	94,138
Less: accumulated amortization	(70,507)	(64,279)	(62,374)
Software, net	$28,805	$31,430	$31,764

At September 30, 2008, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.5 million of S2 Systems, Inc. purchased software, $3.0 million of eps Electronic Payment Systems AG purchased software, $14.9 million of P&H Solutions, Inc. purchased software and $1.0 million of Visual Web purchased software.   The remaining software net book value of $8.4 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the three months ended September 30, 2008 and 2007 totaled $2.3 million and $2.1 million, respectively.  Software amortization expense recorded in the nine months ended September 30, 2008 and 2007 totaled $6.8 million and $6.2 million, respectively.  These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Customer relationships	$40,037	$40,538	$40,488
Purchased contracts	11,415	11,593	11,643
Trademarks and tradenames	2,256	2,266	2,246
Covenant not to compete	1,542	1,546	1,531
	55,250	55,943	55,908
Less: accumulated amortization	(22,451)	(17,855)	(16,223)
Other intangible assets, net	$32,799	$38,088	$39,685

Other intangible assets amortization expense recorded in the three months ended September 30, 2008 and 2007 totaled $1.6 million for each period.  Other intangible assets amortization expense recorded in the nine months ended September 30, 2008 and 2007 totaled $4.9 million for each period.

Based on capitalized software and intangible assets at September 30, 2008, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2008	$2,446	$1,583
2009	9,282	6,188
2010	8,126	6,144
2011	5,694	5,791
2012	2,871	4,720
Thereafter	386	8,373
Total	$28,805	$32,799

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

At September 30, 2008, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR.  During the fiscal year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.

Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps for the three and nine month periods ended September 30, 2008 of $0.8 million and $1.5 million, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.

Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, September 30, 2007	$(2,077)
Loss recognized in earnings	(2,475)
Fair value, December 31, 2007	(4,552)
Net settlement payments	971
Loss recognized in earnings	(1,529)
Ending fair value, September 30, 2008	$(5,110)

As of September 30, 2008, the $5.1 million fair value liability is recorded as $3.1 million and $2.0 million in other current liabilities and other noncurrent liabilities, respectively, on the accompanying consolidated balance sheet.

Net settlements are measured monthly and paid quarterly.  The net settlements are recorded in other income (expense) in the accompanying consolidated statements of operations.  Included in the $5.1 million fair value at September 30, 2008, is approximately $0.7 million of net settlement obligations paid by the Company subsequent to September 30, 2008.

Subsequent to September 30, 2008, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced an unfavorable impact to the fair value liability of its interest rate swaps. The fair value liability has increased approximately $0.7 million from a balance of $5.1 million as of September 30, 2008 to $5.8 million as of October 31, 2008.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$5,110	$—	$5,110	$—
Common stock warrants	$24,003	$—	$24,003	$—

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

The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter.  At September 30, 2008, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.

8.  Corporate Restructuring and Other Reorganization Charges

Changes in the liability for corporate restructuring charges were as follows (in thousands):

Termination Benefits
Balance, September 30, 2007	$2,726
Additional restructuring charges incurred	477
Amounts paid during the period	(1,829)
Other	23
Balance, December 31, 2007	1,397
Additional restructuring charges incurred	3,293
Amounts paid during the period	(1,872)
Other	58
Balance, September 30, 2008	$2,876

Other includes the impact of foreign currency translation.

At September 30, 2008, December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.  See Note 16, “International Business Machines Corporation Information Technology Outsourcing Agreement” for additional severance charges incurred.

During the three months ended September 30, 2008, we reduced our headcount by 85 employees as a part of our strategic plan to reduce operating expenses.  In connection with these actions, during the three month period ended September 30, 2008, approximately $3.0 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statement of operations.  The charges, by segment, were as follows for the three months ended September 30, 2008:  $2.1 million in the Americas segment, $0.1 million in the EMEA segment, and $0.8 million in the Asia Pacific segment.  Approximately $0.1 million of the termination costs were paid during the three months ended September 30, 2008.  The remaining liability is expected to be paid over the next 12 months.

9.  Common Stock and Earnings (Loss) Per Share

In December 2004, the Company announced that the board of directors approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $80.0 million of its common stock.  In May 2006, the Company’s board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, the Company’s board of directors approved an increase of $100 million to the current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, the Company has purchased approximately 6,049,484 shares for approximately $154 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of September 30, 2008.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

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

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted average share outstanding:
Basic weighted average shares outstanding	34,259	36,318	34,518	36,849
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	319	—	—	—
Diluted weighted average shares outstanding	34,578	36,318	34,518	36,849

For the three months ended September 30, 2008, 5.5 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.  For the three months ended September 30, 2007, 4.0 million options to purchase shares and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss.  For the nine months ended September 30, 2008 and 2007, 7.0 million and 4.0 million, respectively, options to purchase shares, restricted share awards, contingently issuable shares, and common stock warrants were excluded from the diluted net income (loss) per share computation due to the net loss.

10.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Foreign currency transactions gains (losses)	$1,601	$492	$4,523	$(1,280)
Change in fair value of interest rate swap	(775)	(2,077)	(1,529)	(2,077)
Other	106	8	81	(90)
Total	$932	$(1,577)	$3,075	$(3,447)

11.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$1,717	$(8,615)	$(915)	$(11,752)
Foreign currency translation adjustments	(9,062)	2,205	(6,762)	5,414
Comprehensive loss	$(7,345)	$(6,410)	$(7,677)	$(6,338)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Americas	$53,057	$43,753	$149,594	$148,628
EMEA	45,360	30,928	129,591	96,222
Asia/Pacific	10,143	10,191	31,185	28,079
	$108,560	$84,872	$310,370	$272,929

Operating income (loss):
Americas	$5,807	$911	$8,576	$15,869
EMEA	(1,314)	(8,402)	(2,660)	(20,267)
Asia/Pacific	(1,535)	(148)	(2,211)	1,852
	$2,958	$(7,639)	$3,705	$(2,546)

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three or nine months ended September 30, 2008 or 2007.  Aggregate revenues attributable to customers in the United Kingdom accounted for 13.1% and 7.4% of the Company’s consolidated revenues during the nine months ended September 30, 2008 and 2007, respectively.  Aggregate revenues attributable to customers in Canada accounted for 5.5% and 10.9% of the Company’s consolidated revenues during the nine months ended September 30, 2008 and 2007, respectively.

13.  Income Taxes

The effective tax rate for the three months ended September 30, 2008 was 49.1%.  The effective tax rate for the nine months ended September 30, 2008 117.7%.  The effective tax rate in these periods is higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the three months ended September 30, 2007 was 14.9%, which is lower than the U.S. effective rate of 35% as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the nine months ended September 30, 2007 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  The Company adopted the provisions of FIN 48 effective October 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a decrease to retained earnings of $3.3 million, which included at October 1, 2007 an increase of $2.7 million in net unrecognized tax benefits.  In addition, reclassification in balance sheet accounts as required by FIN 48 resulted in an increase in noncurrent deferred income tax assets of $4.3 million, an increase in other long term assets of $1.5 million and an increase in other long term liabilities of $16.2 million.  As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $14.8 million.  Of this amount, $9.0 million represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  During the nine months ended September 30, 2008, the unrecognized tax benefit balance was reduced by approximately $2.7 million through reclasses to other tax accounts on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions.  The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that the accruals for income taxes reflect the most probable outcome.  The Company will adjust these accruals, as well as the related interest, in light of changing facts and circumstances.  The years open for audit varies depending on the tax jurisdiction.  In the U.S., the Company’s tax returns for years following fiscal year 2004 are open for audit.  In the United Kingdom, the Company’s tax returns for the years following 2002 are open for audit, while in Canada, the Company’s tax returns for years following 2001 are open for audit.

The Internal Revenue Service is currently auditing the Company’s fiscal year 2005 and 2006 income tax returns.  The Company’s Canadian income tax returns covering fiscal years 2002 through 2005 are under audit by the Canada Revenue Agency.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.7 million due to settlement of various audits.

The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense.  As of September 30, 2008, $1.3 million is accrued for the payment of interest and penalties related to income tax liabilities.

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

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint previously alleged that during the purported class period, the Company and the named defendants misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues. That complaint also alleged that, prior to August 2002, the purported truth regarding the Company’s financial condition had not been disclosed to the market.  On May 31, 2006, lead plaintiff filed a Third Amended Complaint (“Third Complaint”).  The Third Complaint alleged the same misrepresentations as described above, while simultaneously alleging that the purported truth about the Company’s financial condition was being disclosed throughout that time, commencing in April 1999.  The Third Complaint sought unspecified damages, interest, fees, and costs.

On June 14, 2006, the Company and the individual defendants filed a motion to dismiss the Third Complaint pursuant to Rules 8 and 12 of the Federal Rules of Civil Procedure.  Lead Plaintiff opposed the motion.  Prior to any ruling on the motion to dismiss, on November 7, 2006, the parties entered into a Stipulation of Settlement for purposes of settling all of the claims in the Class Action Litigation, with no admissions of wrongdoing by the Company or any individual defendant.  The settlement provided for an aggregate cash payment of $24.5 million of which, net of insurance, the Company contributed approximately $8.5 million.  The settlement was approved by the Court on March 2, 2007 and the Court ordered the case dismissed with prejudice against the Company and the individual defendants.

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order.  On August 13, 2008, the Court of Appeals affirmed the judgment of the District Court dismissing the case.  Thereafter, Mr. Hayes petitioned the Court of Appeals for a rehearing en banc, which petition was denied on September 22, 2008.

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

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of September 30, 2008 and December 31, 2007. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2007.

During the nine months ended September 30, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1.  This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of September 30, 2008.  This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances.  As of September 30, 2008, $20.7 million is refundable subject to achievement of future milestones.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable.  During the three and nine months ended September 30, 2008, the Company incurred $2.5 million and $5.4 million, respectively, of costs related to fulfillment of the technical enablement milestones.  The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under SFAS 86 in the accompanying consolidated balance sheet as of September 30, 2008, and a reduction of operating expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008.

Also, during the nine months ended September 30, 2008, the Company reached certain technical enablement milestones for which approximately $4.5 million has been collected and $0.3 million is recorded in billed receivables in the accompanying consolidated balance sheet as of September 30, 2008.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance Agreement Liability
Balance, September 30, 2007	$—
IBM payment	33,334
Common stock warrants	(24,003)
Balance, December 31, 2007	9,331
IBM payment	37,333
Technical enablement milestones	4,800
Costs related to fulfillment of technical enablement milestones	(5,354)
Balance, September 30, 2008	$46,110

Of the $46.1 million Alliance agreement liability, $5.4 million is short-term and $40.7 million is long-term in the accompanying consolidated balance sheet as of September 30, 2008.

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

16.  International Business Machines Corporation Information Technology Outsourcing Agreement

On March 17, 2008, the Company entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource the Company’s internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM will provide the Company with global IT infrastructure services including the following services, which services were provided by the Company: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). The Company will retain responsibility for its security policy management and on-demand business operations.

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

In addition, IBM will provide the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Company currently expects the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years.   These Transition Services will be recognized as incurred based on the capital or expense nature of the cost.  The Company has expensed approximately $3.8 million and $6.3 million for Transition Services during the three and nine months ended September 30, 2008, respectively, that are included in general and administrative expenses in the accompanying consolidated statement of operations.  Of the $6.3 million recognized during the nine months ended September 30, 2008, approximately $0.7 million has been paid, approximately $1.7 million is included in other noncurrent liabilities and $3.9 million is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2008.  The Company incurred an additional $0.6 million and $0.9 million of staff augmentation costs related to the Transition Services during the three and nine months ended September 30, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company.  During the three and nine month periods ended September 30, 2008, $0.5 million and $1.8 million, respectively, of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations.  The charges, by segment, were as follows for the three months ended September 30, 2008:  $0.4 million in the Americas segment, none in the EMEA segment, and $0.1 million in the Asia Pacific segment.  The charges, by segment, were as follows for the nine months ended September 30, 2008:  $1.5 million in the Americas segment, $0.1 million in the EMEA segment, and $0.2 million in the Asia Pacific segment.

Termination Benefits
Balance, December 31, 2007	$—
Additional restructuring charges incurred	1,836
Amounts paid during the period	(967)
Other	(69)
Balance, September 30, 2008	$800

Other includes the impact of foreign currency translation.

As of September 30, 2008, $0.8 million is accrued in accrued employee compensation for these termination costs in the accompanying consolidated balance sheet.  The Company anticipates that these amounts will be paid by the end of fiscal 2009.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as amended by the Form 10-K/A for the same period filed March 4, 2008, the Transition Report on Form 10-Q for the three months ended December 31, 2007, as amended by the Form 10-Q/A for the same period filed March 4, 2008, the Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed May 9, 2008, and the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 filed August 11, 2008.  Results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be attained in the future.

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

Change in Fiscal Year End

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31.  The Company’s new fiscal year commenced January 1, 2008 and will end on December 31, 2008.  This quarterly report on Form 10-Q compares the financial position as of September 30, 2008 to December 31, 2007 and September 30, 2007, and the results of operations for the three and nine months ended September 30, 2008 with the results of operations for the three and nine months ended September 30, 2007.  The Company changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

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

•                  Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size and market impact as a result of the global economic crisis and the financial crisis affecting the banking and financial industries.  There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

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

•                  Global Financial Markets Uncertainty.  The continuing uncertainty in the global financial markets has negatively impacted general business conditions.  It is possible that a weakening economy could adversely affect our customers, their purchasing plans, or even their solvency, but we cannot predict whether or to what extent this will occur.  We have diversified counterparties and customers, but we continue to monitor our counterparty and customer risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate.

•                  Availability of Credit.  There have been significant disruptions in the capital and credit markets during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs or reducing the availability of funds to finance our existing operations as well as those of our customers.  We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

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

During the nine months ended September 30, 2008, we received a second payment from IBM of $37.3 million per the Alliance.  This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of September 30, 2008.  This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements, and accordingly a portion of this payment is subject to refund by us to IBM under certain circumstances.  As of September 30, 2008, $20.7 million is refundable subject to achievement of future milestones.

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

In addition, IBM will provide us with certain transition services required to transition our IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). We currently expect the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. We have recorded approximately $3.8 million and $6.3 million of expense for Transition Services during the three and nine months ended September 30, 2008, respectively, that are included in general and administrative expenses in the accompanying consolidated statement of operations.  We expect to recognize the remaining expense for Transition Services during the fourth quarter of 2008 and the first half of 2009.  We incurred an additional $0.6 million and $0.9 million of staff augmentation costs related to the Transition Services during the three and nine months ended September 30, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

2008 Restructuring Plan

During the three months ended September 30, 2008, we reduced our headcount by 85 employees as a part of our strategic plan to reduce operating expenses.  In connection with these actions, during the three month period ended September 30, 2008, $3.0 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations.  Headcount reductions will continue during the fourth quarter of 2008 and the first quarter of 2009 and we expect to recognize an additional $7.0 million to $12.0 million of expense.

The majority of the severance costs related to the headcount reduction will be paid during the fourth quarter of 2008 and the first quarter of 2009, with a portion being spread through the third quarter of 2009.  We expect to complete our restructuring activities by the end of the first quarter of 2009.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007 (in millions).  Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Americas	$737	$737	$724	$733	$717
EMEA	509	533	522	504	489
Asia/Pacific	157	157	151	143	135
Total	$1,403	$1,427	$1,397	$1,380	$1,341

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate.  Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees.  Non-recurring revenues include other software license fees and services.  Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months.  The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007 (in millions).  Dollar amounts reflect currency exchange rates as of each period end.

	September 30, 2008			June 30, 2008			March 31, 2008
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$135	$28	$163	$135	$32	$167	$132	$35	$167
EMEA	77	41	118	79	53	132	76	68	144
Asia/Pacific	27	13	40	28	12	40	27	9	36
Total	$239	$82	$321	$242	$97	$339	$235	$112	$347

	December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$130	$30	$160	$125	$34	$159
EMEA	73	66	139	70	66	136
Asia/Pacific	26	11	37	25	8	33
Total	$229	$107	$336	$220	$108	$328

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$25,174	23.2%	$12,754	15.0%	$67,855	21.9%	$61,392	22.5%
Monthly license fees (MLFs)	21,286	19.6%	16,102	19.0%	55,917	18.0%	46,908	17.2%
Software license fees	46,460	42.8%	28,856	34.0%	123,772	39.9%	108,300	39.7%
Maintenance fees	33,963	31.3%	31,316	36.9%	98,303	31.7%	92,504	33.9%
Services	28,137	25.9%	24,700	29.1%	88,295	28.4%	72,125	26.4%
Total revenues	108,560	100.0%	84,872	100.0%	310,370	100.0%	272,929	100.0%

Expenses:
Cost of software licenses fees	11,739	10.8%	10,901	12.8%	36,196	11.7%	32,026	11.7%
Cost of maintenance and services	33,544	30.9%	24,318	28.7%	98,217	31.6%	74,458	27.3%
Research and development	11,393	10.5%	14,640	17.2%	36,640	11.8%	40,103	14.7%
Selling and marketing	18,547	17.1%	18,437	21.7%	58,038	18.7%	52,130	19.1%
General and administrative	30,379	28.0%	24,215	28.5%	77,574	25.0%	76,758	28.1%
Total expenses	105,602	97.3%	92,511	109.0%	306,665	98.8%	275,475	100.9%

Operating income (loss)	2,958	2.7%	(7,639)	-9.0%	3,705	1.2%	(2,546)	-0.9%

Other income (expense):
Interest income	635	0.6%	1,243	1.5%	1,931	0.6%	3,197	1.2%
Interest expense	(1,149)	-1.1%	(2,156)	-2.5%	(3,553)	-1.1%	(5,184)	-1.9%
Other, net	932	0.9%	(1,577)	-1.9%	3,075	1.0%	(3,447)	-1.3%
Total other income (expense)	418	0.4%	(2,490)	-2.9%	1,453	0.5%	(5,434)	-2.0%

Income (loss) before income taxes	3,376	3.1%	(10,129)	-11.9%	5,158	1.7%	(7,980)	-2.9%
Income tax expense (benefit)	1,659	1.5%	(1,514)	-1.8%	6,073	2.0%	3,772	1.4%
Net income (loss)	$1,717	1.6%	$(8,615)	-10.2%	$(915)	-0.3%	$(11,752)	-4.3%

Three Month Period Ended September 30, 2008 Compared to Three Month Period Ended September 30, 2007

Revenues

Total revenues for the three months ended September 30, 2008 increased $23.7 million, or 27.9%, compared to the same period of 2007 as a result of a $17.6 million, or 61.0%, increase in software license fee revenues, a $3.4 million, or 13.9%, increase in services revenues and a $2.6 million, or 8.5%, increase in maintenance fee revenues.

During the three months ended September 30, 2008, we recognized $4.1 million of revenues associated with certain Faster Payments implementations in the United Kingdom.  Of this amount, approximately $0.8 million is reported in initial license fee revenue, $0.2 million is reported in maintenance fees, and approximately $3.1 million is reported as services revenue.

License Fee Revenues

Customers purchase the right to license ACI software for the term of their agreement which term is generally 60 months.  Within these agreements are specified capacity limits typically measured based on transaction volumes.  ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage.  Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth.  Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

Initial License Fee (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis.  Included in ILF revenues are license and capacity fees that are recognizable at the inception of the arrangement and license and capacity fees that are recognizable at interim points during the term of the arrangement, including those that are recognizable annually, due to negotiated customer payment terms.  ILF revenues during the three months ended September 30, 2008 compared to the same period in 2007, increased by $8.6 million, primarily in the EMEA reportable operating segment.  This increase was driven by recognition of ILF revenues associated with new deals or term renewals signed during the current period and customer “go-live” events.  There was also an increase of $3.8 million related to capacity revenues primarily in the EMEA reportable operating segment, within the three months ended September 30, 2008 as compared to the same period in 2007.

Monthly License Fee (MLF) Revenue

MLF revenues are license and capacity revenues that are paid up-front but recognized as revenue ratably over an extended period and license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms.  The increase in MLF revenues during the three months ended September 30, 2008, as compared to the same period of 2007, is primarily due to an increase in the amount of paid up-front revenue that is recognized ratably and capacity overages during the current period payable monthly or quarterly by customers in the Americas reportable operating segment.  Approximately $3.5 million of the increase in MLF revenue is due to paid up-front revenue that is recognized ratably, is short-term in nature, and is not expected to recur in future periods.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services.  The increase in maintenance fee revenues during the three months ended September 30, 2008, compared to the same period of 2007, is primarily a result of an increase in the number of customers that achieved live status, primarily in the Americas and EMEA reportable operating segments, subsequent to September 30, 2007.

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

Services revenue increased $3.4 million, or 13.9%, primarily as a result of an increase in implementation services revenue in the EMEA reportable operating segment, and to a lesser extent, the Americas reportable operating segment.  The increase in the EMEA reportable operating segment was largely attributable to $3.1 million of revenues associated with Faster Payments implementations.

Expenses

Total operating expenses for the three months ended September 30, 2008 increased $13.1 million, or 14.2%, compared to the same period of 2007 as a result of a $9.2 million, or 37.9%, increase in cost of maintenance and services, a $6.2 million, or 25.5%, increase in general and administrative costs, a $0.8 million, or 7.7%, increase in cost of software license fees, and a $0.1 million, or 0.6%, increase in cost of selling and marketing.  These increases were partially offset by a $3.2 million, or 22.2%, decrease in research and development costs.

Cost of Software License Fees

Cost of software license fees represents the costs associated with maintaining software products that have already been developed. Software license fees costs include human resource costs and other incidental costs for maintaining software products as well as the amortization of previously capitalized internally developed and acquired software costs.  Examples of maintaining software products include product management, documentation, publications and education.

The cost of software license fees for the three months ended September 30, 2008 increased compared to the same period of 2007 due to higher personnel and related costs of $1.7 million attributable to reallocations of personnel from certain business functions (primarily research and development, services, and sales and marketing) to invest in the Global Product Management function and to support the fulfillment of the technical enablement milestones under the Alliance and other development work.  This increase was partially offset by $0.9 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of cost of software license fees.

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

Cost of maintenance and services for the three months ended September 30, 2008 increased compared to the same period of 2007 as a result of higher personnel and related costs of $6.0 million required primarily to support the implementation services for the increase in large complex multi-product installations.  Costs of maintenance and services also increased as a result of the recognition of $0.7 million of previously deferred expenses associated with the completion of certain Faster Payments implementations in the EMEA reportable operating segment as well as a $1.0 million decrease in other deferred implementation costs compared to the same period of 2007. Additionally, cost of maintenance and services increased $1.5 million for the three months ended September 30, 2008 primarily as a result of an $1.2 million increase in distributor commission expense compared to the same period of 2007.  The remaining increase of $0.3 million is primarily due to an increase in third-party software maintenance fees.

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

R&D expense for the three months ended September 30, 2008 decreased as compared to the same period of 2007, due to lower personnel and related costs of $2.1 million resulting from reallocations of personnel primarily to the services function in support of large complex, multi-product customer installations and $1.1 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of R&D expense.

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

Selling and marketing expense for the three months ended September 30, 2008 were essentially flat compared to the same period in 2007 with an increase of $0.1 million.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of staff support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the three months ended September 30, 2008 increased $6.2 million compared to the same period of 2007 primarily as a result of $4.4 million of expenses for Transition Services incurred related to the IBM Outsourcing Agreement and a $1.1 million increase in severance expense.  The remaining increase of $0.7 million is primarily due to an increase in telecommunications expense and costs associated with moving to our new Omaha facility.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items.  Fluctuating currency rates impacted the three months ended September 30, 2008 by $1.6 million in net foreign currency gains, compared to $0.5 million in net gains during the same period in 2007.  A $0.8 million loss on change in fair value of interest rate swaps was incurred during the three months ended September 30, 2008, compared to a $2.1 million loss in the same period of 2007.  Interest income for the three months ended September 30, 2008 decreased $0.6 million, or 48.9%, as compared to the corresponding period of 2007 as a result of lower interest rates and interest income on income tax returns in 2007 that did not recur in 2008.  Interest expense decreased $1.0 million, or 46.7%, for the three months ended September 30, 2008 compared to the corresponding period of 2007 as a result of lower interest rates and interest expense on income tax returns in 2007 that did not recur in 2008.

Income Taxes

The effective tax rate for the three months ended September 30, 2008 was 49.1%.  The effective tax rate is higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of our inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the three months ended September 30, 2007 was 14.9%, which is lower than the U.S. effective rate of 35% as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Nine Month Period Ended September 30, 2008 Compared to Nine Month Period Ended September 30, 2007

Revenues

Total revenues for the nine months ended September 30, 2008 increased $37.4 million, or 13.7%, compared to the same period of 2007 as a result of a $16.2 million, or 22.4%, increase in services revenues, a $15.5 million, or 14.3%, increase in software license fee revenues, and a $5.8 million, or 6.3%, increase in maintenance fee revenues.

During the nine months ended September 30, 2008, we recognized $17.5 million of revenues associated with certain Faster Payments implementations in the United Kingdom.  Of this amount, approximately $5.3 million is reported in ILF revenues, $0.2 million is reported in maintenance fees, and approximately $12.0 million is reported in services revenue.

Initial License Fee (ILF) Revenue

The increase in ILF revenues during the nine months ended September 30, 2008 compared to the same period in 2007 is primarily due to recognition of ILF revenues associated with new deals or term renewals signed during the period and customer “go-live” events.  Additionally, $5.3 million of ILF revenues associated with Faster Payments implementations in the United Kingdom were recognized during the nine months ended September 30, 2008.  The increase in ILF revenues during the nine month period was offset by a decline in capacity revenues that were recognized during the nine months ended September 30, 2007, which did not repeat in the current period, specifically in the America’s reportable operating segment.

Monthly License Fee (MLF) Revenue

The increase in MLF revenues during the nine months ended September 30, 2008 compared to the same period of 2007 is primarily due to an increase in the amount of paid up-front revenue that is recognized ratably and capacity overages payable monthly or quarterly in the Americas reportable operating segment.

Maintenance Fee Revenue

The increase in maintenance fee revenues during the nine months ended September 30, 2008 compared to the same period of 2007 is primarily a result of an increase in the number of customers that achieved live status in all three reportable operating segments subsequent to December 31, 2007.

Services Revenue

Services revenue increased $16.2 million, or 22.4%, during the nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of a $15.6 million, or 31.8%, increase in implementation and professional services revenues, and a $0.6 million, or 2.7%, increase in processing services revenues.  The increase in implementation and professional services was driven by $12.0 million of revenues associated with Faster Payments in the EMEA reportable operating segment and a large multi-product implementation in the Americas reportable operating segment.  Processing services growth was driven primarily by Enterprise Banker application services growth offset by the cancellation of a large facilities management contract in Canada.

Expenses

Total operating expenses for the nine months ended September 30, 2008 increased $31.2 million, or 11.3%, compared to the same period of 2007 as a result of a $23.8 million, or 31.9%, increase in cost of maintenance and services, a $5.9 million, or 11.3%, increase in cost of selling and marketing, a $4.2 million, or 13.0%, increase in cost of software, and a $0.8 million, or 1.1%, increase in general and administrative costs, partially offset by a $3.5 million, or 8.6%, decrease in R&D expense.

Cost of Software License Fees

The cost of software license fees for the nine months ended September 30, 2008, increased compared to the same period of 2007 due to higher personnel and related costs of $5.4 million attributable to reallocation of personnel from certain business functions (primarily research and development, services, and sales and marketing) to invest in the Global Product Management function and to support the fulfillment of the technical enablement milestones under the Alliance and other development work.  Additionally, cost of software license fees expense increased $0.9 million resulting from an increase in depreciation and amortization.  This increase was partially offset by $1.8 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of cost of software license fees. The remainder of the decrease is primarily due to an increase in other deferred implementation costs compared to the same period in 2007.

Cost of Maintenance and Services

Cost of maintenance and services for the nine months ended September 30, 2008 increased compared to the same period of 2007 as a result of higher personnel and related costs of $18.8 million required primarily to support the implementation services for the increase in large complex multi-product installations. Costs of maintenance and services also increased as a result of the recognition of $2.8 million deferred expenses associated with the completion of Faster Payments implementation in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by an increase of $1.1 million in additional deferred implementation costs for various products currently being installed. Additionally, cost of maintenance and services increased $1.7 million for the nine months September 30, 2008 as a result of an increase in distributor commission expense and an increase of $1.1 million from higher third party software maintenance expense compared to the same period on 2007.  The remaining $0.4 million increase is related to miscellaneous items including insurance, telecommunications, and facilities costs.

Research and Development

R&D expense for the nine months ended September 30, 2008 decreased $3.5 million compared to the same period of 2007 as a result of lower personnel and related costs of $1.1 million and $2.4 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of R&D expense.

Selling and Marketing

Selling and marketing expense for the nine months ended September 30, 2008 increased $5.9 million compared to the same period of 2007 as a result of an increase of $3.8 million in personnel and related costs and $0.7 million in advertising and promotional expenses to support the 2008 sales plan and Alliance joint sales and marketing initiatives.  In addition, selling and marketing expenses increased as a result of a $0.4 million investment in sales support tools and a $0.2 million increase in professional fees.  The remaining increase of $0.8 million is primarily due to an increase in telecommunications and facilities costs.

General and Administrative

General and administrative expense for the nine months ended September 30, 2008 increased $0.8 million compared to the same period of 2007.  Included in the nine months ended September 30, 2007, with no corresponding amount during the same period in 2008, were approximately $9.5 million of expenses related to the historical stock option review.  Included in the nine months ended September 30, 2008, with no corresponding amounts during the same period in 2007, were $7.2 million of expenses for Transition Services related to the IBM Outsourcing Agreement. The remaining increase in general and administrative expenses is primarily the result of a $1.0 million increase in professional fees, $0.8 million increase in severance expense and a $0.7 million increase in personnel and related costs compared to the same period in the prior year.  The remaining increase of $0.6 million is primarily due to an increase in telecommunications expense and costs associated with moving to our new Omaha facility.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items.  Fluctuating currency rates impacted the nine months ended September 30, 2008 by $4.5 million in net foreign currency gains, compared with $1.3 million in net losses during the same period in 2007.  A $1.5 million loss on change in fair value of interest rate swaps was incurred during the nine months ended September 30, 2008, compared to a $2.1 million loss in the same period of 2007.  Interest income for the nine months ended September 30, 2008 decreased $1.3 million, or 39.6%, compared to the corresponding period of 2007 as a result of lower interest rates and interest income on income tax returns in 2007 that did not recur in 2008.  Interest expense decreased $1.6 million, or 31.5%, for the nine months ended September 30, 2008 compared to the corresponding period of 2007 as a result of lower interest rates and interest expense on income tax returns in 2007 that did not recur in 2008.

Income Taxes

The effective tax rate for the nine months ended September 30, 2008 was 117.7%.  The effective tax rate in this period is higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of our inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the nine months ended September 30, 2007 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Segment Results

The prior period amounts for operating income (loss) have been reclassified to conform to current period presentation, which reflect a change in the allocation of certain costs related to acquired businesses across the reportable operating segments versus solely in the region in which the acquired business was located when acquired.  The following table presents revenues and operating income for the periods indicated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Americas	$53,057	$43,753	$149,594	$148,628
EMEA	45,360	30,928	129,591	96,222
Asia/Pacific	10,143	10,191	31,185	28,079
	$108,560	$84,872	$310,370	$272,929

Operating income (loss):
Americas	$5,807	$911	$8,576	$15,869
EMEA	(1,314)	(8,402)	(2,660)	(20,267)
Asia/Pacific	(1,535)	(148)	(2,211)	1,852
	$2,958	$(7,639)	$3,705	$(2,546)

Revenues increased in the EMEA reportable operating segment by $14.4 million, or 46.7%, and in the Americas reportable operating segment by $9.3 million, or 21.3%, for the three months ended September 30, 2008 compared to the same period in 2007.  The increase in these reportable operating segments was primarily driven by recognition of ILF revenues associated with new deals or term renewals signed during the period and customer “go-live” events.  During the three months ended September 30, 2008, we also recognized $4.1 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment.  Revenues in the Asia/Pacific reportable operating segment remained consistent for the three months ended September 30, 2008 as compared to the same period in 2007.

Revenues increased in the EMEA reportable operating segment by $33.4 million, or 34.7%, in the Asia/Pacific reportable operating segment by $3.1 million, or 11.1%, and in the Americas reportable operating segment by $1.0 million, or 0.6%, for the nine months ended September 30, 2008 compared to the same period in 2007.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments as well as a large multi-product implementation in the Americas reportable operating segment.  Also, during the nine months ended September 30, 2008, we recognized $17.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment.

Operating income increased in the Americas reportable operating segment by $4.9 million for the three months ended September 30, 2008 compared to the same period in 2007.  The EMEA reportable operating segment decreased its operating loss to $1.3 million for the three months ended September 30, 2008 compared to an operating loss of $8.4 million for the same period in 2007.  The Asia/Pacific reportable segment operating loss increased to an operating loss of $1.5 million for the three months ended September 30, 2008 compared to an operating loss of $0.1 million for the same period in 2007.  During the three months ended September 30, 2008, we recognized $4.1 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment, partially offset by the recognition of $0.7 million of deferred expenses.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  Reportable operating segment results are also impacted by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

Operating income declined in the Americas reportable operating segment by $7.3 million, or 46.0%, for the nine months ended September 30, 2008 compared to the same period in 2007.  Operating loss in the EMEA reportable operating segment decreased by $17.6 million, or 86.9%, for the nine months ended September 30, 2008 compared to the same period in 2007.  The Asia/Pacific reportable operating segment had an operating loss of $2.2 million for the nine months ended September 30, 2008 compared to operating income of $1.9 million for the same period in 2007.  During the nine months ended September 30, 2008, we recognized $17.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment, partially offset by the recognition of $1.6 million of deferred expenses.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  Reportable operating segment results are also impacted by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity consisted of $94.3 million in cash and cash equivalents and up to $75 million of unused borrowings under our revolving credit facility.  The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement.  We believe that the amount currently available along with our current cash balance provides sufficient liquidity.  We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.  We had bank borrowings of $75 million outstanding under our revolving credit facility as of September 30, 2008.

In December 2004, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock.  In May 2006, our board of directors approved an increase of $30.0 million to the stock repurchase program, bringing the total of the approved plan to $110.0 million.  In March 2007, our board of directors approved an increase of $100 million to our current repurchase authorization, bringing the total authorization to $210 million.  Under the program to date, we have purchased approximately 6,049,484 shares for approximately $154 million.  The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of September 30, 2008.  Purchases will be made from time to time as market and business conditions warrant, in open market, negotiated or block transactions, subject to applicable laws, rules and regulations.

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

	Nine Months Ended September 30,
	2008	2007
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$46,254	$25,743
Investing activities	(14,351)	(12,128)
Financing activities	(27,719)	(44,205)

Net cash flows provided by operating activities for the nine months ended September 30, 2008 amounted to $46.3 million as compared to $25.7 million during the same period in 2007.  The comparative period increase in net cash flows from operating activities of $20.6 million was principally the result of the following items:  $40.6 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance as amended and a net loss of $0.9 million for the nine months ended September 30, 2008 as compared to a net loss of $11.8 million for the same period in 2007, and an increase of $11.2 million in non cash expenses such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the nine months ended September 30, 2008 as compared to the same period in 2007.  These items were partially offset by a decrease in deferred revenue of $30.5 million, a $10.2 million decrease in accruals for other expenses and a $1.4 million increase in accounts receivable during the nine months ended September 30, 2008.

Net cash flows used by investing activities totaled $14.4 million in the nine months ended September 30, 2008 as compared to $12.1 million used in investing activities during the same period in 2007.  During the nine months ended September 30, 2008, we used cash of $11.2 million to purchase software, property and equipment and $4.3 million for costs related to fulfillment of the technical enablement milestones under the IBM Alliance.  These uses of cash were partially offset in the nine months ended September 30, 2008, by $1.2 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the Alliance.  During the nine months ended September 30, 2007, we used cash of $3.8 million to purchase software, property and equipment.  We also used cash of $10.8 million for the acquisition of Visual Web and Stratasoft during the nine months ended September 30, 2007.  These uses of cash were partially offset in the nine months ended September 30, 2007, by $2.5 million received from the sales of marketable securities.

Net cash flows used by financing activities totaled $27.7 million in the nine months ended September 30, 2008 as compared to net cash flows used of $44.2 million during the same period in 2007.  In the nine months ended September 30, 2008 and 2007, we used cash of $30.1 million and $42.4 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $2.7 million and $1.9 million during the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008, we received proceeds of $3.7 million, including corresponding excess tax benefits, from the exercises of stock options and $1.4 million for the issuance of common stock for a purchase under our Employee Stock Purchase Plan.

We also realized a $6.9 million decrease in cash during the nine months ended September 30, 2008 compared to a $1.5 million increase during the same period of 2007 related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Contractual Obligations and Commercial Commitments

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended).  The liability for unrecognized tax benefits at September 30, 2008 is $12.1 million.

Lease Termination

During the nine months ended September 30, 2008, we terminated the lease for one of our facilities in Watford, England.  Under the terms of the termination agreement, we paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2008.  Further under the termination agreement, we were relieved of our contractual obligations with respect to the restoration of facilities back to their original condition.  As a result, we recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statements of operations.  At September 30, 2008, December 31, 2007 and September 30, 2007, we had contractual obligations with respect to the restoration of leased facilities of $1.5 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

Omaha Facility Lease

During the nine months ended September 30, 2008, our Omaha employees moved into a new facility.  This facility has been leased under an operating lease with the initial term ending in 2028.

IBM IT Outsourcing Agreement

Under the Outsourcing Agreement with IBM, we will pay IBM for the IT services through a combination of fixed and variable charges subject to actual services needed, applicable service levels and statements of work.  The total amount paid is subject to a minimum commitment as provided in the Outsourcing Agreement.

The contract minimums under the Outsourcing Agreement and minimum lease obligations for the Omaha facility as of September 30, 2008 are as follows (in thousands):

	Payments due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

IBM Outsourcing Agreement minimum commitment	$51,158	$7,970	$16,335	$15,818	$11,035
Omaha facility (operating lease)	38,204	1,910	3,819	3,819	28,656
	$89,362	$9,880	$20,154	$19,637	$39,691

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2008, December 31, 2007, and September 30, 2007, our intangible assets, net of accumulated amortization, were $32.8 million, $38.1 million, and $39.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.  Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of September 30, 2008, December 31, 2007, and September 30, 2007, our goodwill was $204.6 million, $206.8 million, and $205.7 million, respectively.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.  When SFAS No. 142 was adopted we selected the end of our fiscal year (or September 30) as our annual impairment testing date.  During the current year, we changed our fiscal year end from September 30 to December 31.  As a result of the change in our fiscal year, we evaluated our annual goodwill impairment testing date and concluded to change our impairment testing date to October 1st versus the end of our new fiscal year.  An October 1st testing date will allow us additional time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements.

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

During the nine months ended September 30, 2008, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”).  These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities.  SFAS 161 requires; (i) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure, (ii) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and (iii) disclosures about credit-risk related contingent features in derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, but early application is encouraged.  We are currently evaluating the impact, if any, the adoption of SFAS 161 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active.  We have considered the guidance provided by FSP 157-3 in its determination of estimated fair values of financial assets as of September 30, 2008, and the impact was not material.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2008. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins.  We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations.  We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2008, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.2 million annually.

During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively.  As of September 30, 2008, the fair value liability of the interest rate swaps was approximately $5.1 million, of which $3.1 million and $2.0 million was included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $0.9 million at September 30, 2008.  Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statements of operations, along with the related income tax effects.

Subsequent to September 30, 2008, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, we have experienced an unfavorable impact to the fair value liability of our interest rate swaps. The fair value liability has increased approximately $0.7 million from a balance of $5.1 million as of September 30, 2008 to $5.8 million as of October 31, 2008.

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

Item 4.  CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, September 30, 2008.  Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

As of September 30, 2007, material weaknesses in internal control over financial reporting related to recognition of revenue and income taxes existed.  A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of September 30, 2008 and have concluded that the material weaknesses related to accounting for recognition of revenue and accounting for income taxes were not remediated as of September 30, 2008.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, no other material weaknesses were identified in our evaluation of internal controls as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

Remediation plans established and initiated by management in fiscal year 2007 have been implemented.  The Company has hired adequate qualified staff with the necessary knowledge, experience and training to support complex accounting requirements and maintain effective internal control over financial reporting.

While we have implemented our remediation activities, we believe it will take multiple quarters of effective application of the control activities from the time of remediation, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

As of September 1, 2008, the Company outsourced its internal information technology services to IBM.  As part of the agreement, IBM will provide ACI with global infrastructure services including management of ACI’s mainframe, storage and related server platforms, data network monitoring and management, and end-user support services.  Control activities for these functions were performed by IBM as of September 1, 2008.  There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Class Action Litigation. In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against us and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The Second Amended Consolidated Class Action Complaint previously alleged that during the purported class period, we and the named defendants misrepresented our historical financial condition, results of operations and our future prospects, and failed to disclose facts that could have indicated an impending decline in our revenues. That complaint also alleged that, prior to August 2002, the purported truth regarding our financial condition had not been disclosed to the market.  On May 31, 2006, lead plaintiff filed a Third Amended Complaint (“Third Complaint”).  The Third Complaint alleged the same misrepresentations as described above, while simultaneously alleging that the purported truth about our financial condition was being disclosed throughout that time, commencing in April 1999.  The Third Complaint sought unspecified damages, interest, fees, and costs.

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

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order.  On August 13, 2008, the Court of Appeals affirmed the judgment of the district court dismissing the case.  Thereafter, Mr. Hays petitioned the Court of Appeals for a rehearing en banc, which petition was denied on September 22, 2008.

Item 1A.  RISK FACTORS

The following risk factors should be read in conjunction with the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2007 and Form 10-Q for the three months ended March 31, 2008. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The financial crisis affecting the banking system and financial markets and the current global economic conditions could reduce the demand for our products and services or otherwise adversely impact our cash flows, operating results and financial condition.

The current financial crisis, a declining real estate market in the United States, concerns about inflation, changes in bank credit quality in the United States or abroad, extreme capital and credit market volatility, higher unemployment and declining business and consumer confidence have precipitated an economic slowdown and lead to fears of a possible recession.  The global electronic payments industry and the banking and financial services industries depend heavily upon the overall level of consumer, business and government spending.   For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries. The current economic conditions could result in a decrease in consumers’ use of banking services and financial service providers and the implementation by banks and related financial service provides of cost reduction measures which could result in significant decreases in the demand for our products and services and adversely affect our operating results.   In addition, in response to the financial crisis, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law.  There can be no assurance as to what impact the enactment of the EESA or future legislative and regulatory actions will have on the banking and financial services industries.

Moreover, to the degree that that the financial crisis and the volatility in the credit markets makes it more difficult for our customers to maintain sufficient liquidity to meet their operating needs or obtain financing, customers may be unable to timely meet their payment obligations to us and we may experience greater difficulties in accounts receivable collection, increases in bad debt write-offs and additions to reserves in our receivables portfolio which could have a material adverse impact on our cash flows, operating results and financial condition.

Our current credit facility contains restrictions and other financial covenants that limit our flexibility in operating our business.

Our credit facility contains customary affirmative and negative covenants for credit facilities of this type that limit our ability to engage in specified types of transactions.  These covenants limit our ability, and the ability of our subsidiaries, to, among other things: pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; incur additional indebtedness or issue certain preferred shares; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates.  Our credit facility also requires us to meet certain quarterly financial tests, including a maximum leverage ratio and a minimum interest coverage ratio.  Our credit facility includes customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders will be entitled to take various actions, including, but not limited to, demanding payment for all amounts outstanding.  If adverse global  economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to reduced demand for our products and services and as a result, we could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facility.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our liquidity and our ability to access financing.

While we intend to finance our operations and growth of our business with existing cash and cash flow from operations, if adverse global economic conditions persist or worsen, we could experience a decrease in cash from operations attributable to reduced demand for our products and services and as a result, we may need to borrow additional amounts under our existing credit facility or we may require additional financing our continued operation and growth.  However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all.

Our announced restructuring and efficiency efforts as part of the implementation of our strategic plan may not achieve the expected efficiencies and cost savings which could affect our results of operations and financial condition.

In August 2008 we announced the implementation of our strategic plan and our expectations related to certain cost take-outs during 2008 and 2009 to be achieved primarily through a reduction in the work force, reallocation of headcount to different geographies and consolidation of non-core products and facilities. While we expect our cost saving initiatives to result in significant cost savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we cannot assure you that we will realize these cost savings. The failure to achieve our estimated cost savings, or a significant delay in our achievement of the expected benefits, could negatively affect our financial condition and results of operations. Factors that could cause actual results to differ materially from our expectations with regard to our announced restructuring include:

•                  timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;

•                  changes in assumptions related to severance and postretirement costs;

•                  risks associated with litigation for wrongful termination;

•                  new business initiatives and changes in product roadmaps and development efforts;

•                  changes in employment levels and turnover rates; and

•                  changes in product demand and the business environment.

While we have and will continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other cost saving plans. If we are unable to realize these anticipated cost reductions, our financial health may be adversely affected. Moreover, our continued implementation of cost saving plans may result in the continued diversion of management time and resources and the disruption of our operations, services to customers and performance.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the three months ended September 30, 2008.

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

During the three months ended December 31, 2007, we reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because we were not current with our filings with the SEC.  As a result, we recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007.  This liability was paid during the nine months ended September 30, 2008.  As of September 30, 2008, we were current with our filings with the SEC and, therefore, all outstanding options were classified as equity.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

10.1	*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended.
10.2	*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.
18.1		Preferability Letter issued by KPMG LLP
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Denotes exhibit that constitutes a management contract or compensatory plan or arrangement.

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

ACI WORLDWIDE, INC.
(Registrant)

Date: November 7, 2008	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens Vice President, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended.
10.2	*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.
18.1		Preferability Letter issued by KPMG LLP
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Denotes exhibit that constitutes a management contract or compensatory plan or arrangement.

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