Form 10-Q/A
period 2008-03-31
ACI WORLDWIDE, INC.
filed 2009-03-04
CIK 935036

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

EXPLANATORY NOTE:  This quarterly report on Form 10-Q/A is being filed for the purpose of amending our consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first quarter of 2008.  On February 10, 2009, we determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments.

As described in Note 2 of the consolidated financial statements, ACI Worldwide, Inc. has restated its previously filed consolidated financial statements as of March 31, 2008 and for the three month period ended March 31, 2008 included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on May 9, 2008.  We identified errors in our financial statements related to $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment that should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.  The Audit Committee of our board of directors conducted and has since concluded a review and investigation of this matter.

As a result of the errors referred to above, the net loss for the three month period ended March 31, 2008 was understated by $1.4 million.

This amendment represents the 2008 First Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosures in the 2008 First Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2008 First Quarter Form 10-Q on May 9, 2008.

All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing.  As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934, as amended, after the filing of the original Form 10-Q, including without limitation the information described in Note 2 to the consolidated financial statements included in this Form 10-Q/A.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(unaudited)
	(As restated)
ASSETS
Current assets
Cash and cash equivalents	$108,667	$97,011	$60,794
Billed receivables, net of allowances of $1,721, $1,723, and $2,041, respectively	88,203	87,932	70,384
Accrued receivables	8,927	11,132	11,955
Deferred income taxes	5,827	5,374	7,088
Recoverable income taxes	4,460	6,033	3,852
Prepaid expenses	10,231	9,803	10,572
Other current assets	11,442	8,399	7,233
Total current assets	237,757	225,684	171,878

Property, plant and equipment, net	19,282	19,503	19,356
Software, net	30,960	31,430	31,764
Goodwill	209,952	206,770	205,715
Other intangible assets, net	36,964	38,088	39,685
Deferred income taxes	33,940	31,283	24,315
Other assets	16,347	17,700	14,028
TOTAL ASSETS	$585,202	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,911	$16,351	$14,677
Accrued employee compensation	21,150	22,659	22,625
Deferred revenue	137,326	115,519	97,042
Income taxes payable	—	—	2,251
Alliance agreement liability	7,552	9,331	—
Accrued and other current liabilities	21,119	22,992	17,925
Total current liabilities	200,058	186,852	154,520

Deferred revenue	20,258	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes	3,012	3,245	3,265
Alliance agreement noncurrent liability	38,259	—	—
Other noncurrent liabilities	37,635	37,069	18,664
Total liabilities	374,222	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2008, December 31, 2007 and September 30, 2007, respectively	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at March 31, 2008, December 31, 2007, and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 6,476,162, 5,144,947, and 5,115,367 shares outstanding at March 31, 2008, December 31, 2007 and September 30, 2007, respectively	(161,995)	(140,320)	(140,340)
Additional paid-in capital	306,143	311,108	312,642
Retained earnings	42,985	47,886	53,226
Accumulated other comprehensive loss	(360)	(1,842)	(720)
Total stockholders’ equity	210,980	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,202	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(As restated)
Revenues:
Software license fees	$37,739	$38,524
Maintenance fees	31,437	29,901
Services	21,487	21,523
Total revenues	90,663	89,948

Expenses:
Cost of software license fees	12,491	11,193
Cost of maintenance and services	28,265	23,351
Research and development	12,553	12,041
Selling and marketing	16,750	16,799
General and administrative	22,680	26,353
Total expenses	92,739	89,737

Operating income (loss)	(2,076)	211

Other income (expense):
Interest income	593	1,014
Interest expense	(1,366)	(1,597)
Other, net	(190)	(337)
Total other income (expense)	(963)	(920)

Loss before income taxes	(3,039)	(709)
Income tax expense (benefit)	1,862	(295)
Net loss	$(4,901)	$(414)

Loss per share information
Weighted average shares outstanding
Basic	35,165	37,162
Diluted	35,165	37,162

Loss per share
Basic	$(0.14)	$(0.01)
Diluted	$(0.14)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2008	2007
	(As restated)
Cash flows from operating activities:
Net loss	$(4,901)	$(414)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	1,576	1,460
Amortization	3,809	3,622
Tax expense of intellectual property shift	590	478
Amortization of debt financing costs	84	84
Gain on reversal of asset retirement obligation	(949)	—
Loss on disposal of assets	218	9
Change in fair value of interest rate swaps	3,689	—
Deferred income taxes	(3,003)	(1,825)
Stock-based compensation expense	2,552	1,664
Tax benefit of stock options exercised and cash settled	40	740
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	3,215	(5,806)
Other current assets	(3,064)	520
Other assets	668	(168)
Accounts payable	(3,793)	(2,473)
Accrued employee compensation	(1,825)	2,040
Proceeds from alliance agreement	36,087	—
Accrued liabilities	(4,264)	1
Current income taxes	1,413	(3,340)
Deferred revenue	14,328	19,693
Other current and noncurrent liabilities	54	(17)
Net cash flows from operating activities	46,524	16,268

Cash flows from investing activities:
Purchases of property and equipment	(1,465)	(1,004)
Purchases of software and distribution rights	(1,127)	(340)
Alliance technical enablement expenditures	(943)	—
Acquisition of businesses, net of cash acquired	(13)	(8,165)
Proceeds from alliance agreement	1,246	—
Net cash flows from investing activities	(2,302)	(9,509)

Cash flows from financing activities:
Proceeds from issuance of common stock	639	—
Proceeds from exercises of stock options	382	—
Excess tax benefit of stock options exercised	28	—
Purchases of common stock	(30,064)	—
Payments on debt and capital leases	(791)	(472)
Net cash flows from financing activities	(29,806)	(472)

Effect of exchange rate fluctuations on cash	(2,760)	(224)
Net increase in cash and cash equivalents	11,656	6,063
Cash and cash equivalents, beginning of period	97,011	89,900
Cash and cash equivalents, end of period	$108,667	$95,963

Supplemental cash flow information
Income taxes paid, net	$3,407	$3,571
Interest paid	$1,344	$1,290

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

2.  Restatement

As a result of an error identified in our financial statements, we have restated our previously filed consolidated financial statements as of March 31, 2008 and for the three-month period ended March 31, 2008. We have determined that $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.

Summary of restatement items for the three-month period ended March 31, 2008:

Adjustments

Net loss as originally recorded	$(3,460)
Error in revenue recognition (A)	(1,928)
Deferred expense recogntion (B)	364
Income tax effect of revenue and deferred expense adjustments (C)	123
Net loss as adjusted	$(4,901)

Errors in previously issued financial statements were identified in the following areas:

(A) Revenue

During the three-month period ended March 31, 2008, we recognized $1.9 million in revenue related to a specific software project that should have been deferred until additional project milestones were achieved.

(B) Deferred expense recognition

During the three-month period ended March 31, 2008, $0.4 million of costs related to the performance of the services revenue recognized related to the specific software project discussed above were expensed.  As the associated revenues have now been determined to be deferred, direct and incremental costs related to the performance of these services revenues are also being deferred.

 (C) Taxes

Represents adjustments to tax effect the revenue and deferred expense recognition adjustments discussed in (A) and (B) above.

The following items in the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated as follows based on the items noted above.

	As previously	As
Consolidated Balance Sheet	reported	restated

Recoverable income taxes	$4,337	$4,460
Other current assets	11,078	11,442
Total current assets	237,270	237,757
Total assets	584,715	585,202
Deferred revenue (current)	135,398	137,326
Total current liabilities	198,130	200,058
Total liabilities	372,294	374,222
Retained earnings	44,426	42,985
Total stockholders’ equity	212,421	210,980
Total liabilities and stockholders’ equity	584,715	585,202

	As previously	As
Consolidated Statement of Operations	reported	restated

Software license fees	$39,098	$37,739
Maintenance fees	31,473	31,437
Services	22,020	21,487
Total revenues	92,591	90,663
Cost of maintenance and services	28,629	28,265
Total operating expense	93,103	92,739
Operating loss	(512)	(2,076)
Total other income (expense)	(963)	(963)
Loss before income taxes	(1,475)	(3,039)
Income tax expense	1,985	1,862
Net loss	(3,460)	(4,901)
Loss per share
Basic and Diluted	$(0.10)	$(0.14)

	As previously	As
Consolidated Statement of Cash Flows	reported	restated

Net loss	$(3,460)	$(4,901)
Other current assets	(2,700)	(3,064)
Current income taxes	1,536	1,413
Deferred revenue	12,400	14,328
Net cash flows from operating activities	46,524	46,524
Net cash flows from investing activities	(2,302)	(2,302)
Net cash flows from financing activities	(29,806)	(29,806)

3.  Revenue Recognition, Accrued Receivables and Deferred Revenue

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

4.  Share-Based Compensation Plans

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

At March 31, 2008, the software net book value includes the following software purchased through acquisitions which is being marketed for external sale:  $1.6 million of S2 Systems, Inc. purchased software, $3.9 million of eps Electronic Payment Systems AG purchased software, $16.8 million of P&H Solutions, Inc. purchased software and $1.1 million of Visual Web purchased software.   The remaining software net book value of $7.6 million is comprised of various software that has been acquired or developed for internal use.  The Company capitalized $0.7 million of internal software development costs to be marketed for external sale in the three months ended March 31, 2008, none were capitalized in the three months ended March 31, 2007.  In addition, see Note 16, “International Business Machines Corporation Alliance”.

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

8.  Fair Value Financial Instruments

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

At March 31, 2008, December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.  See Note 17, “International Business Machines Corporation Information Technology Outsourcing Agreement”.

10.  Common Stock and Earnings (Loss) Per Share

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

11.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended March 31,
	2008	2007

Foreign currency transactions gains (losses)	$3,659	$(272)
Change in fair value of interest rate swap	(3,689)	—
Other	(160)	(65)
Total	$(190)	$(337)

12.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(As restated)
Net loss	$(4,901)	$(414)
Foreign currency translation adjustments	1,482	595
Comprehensive income (loss)	$(3,419)	$181

Accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment.  Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

13.  Segment Information

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

	Three Months Ended March 31,
	2008	2007
	(As restated)
Revenues:
Americas	$44,014	$52,622
EMEA	37,308	28,746
Asia/Pacific	9,341	8,580
	$90,663	$89,948

Operating income (loss):
Americas	$1,338	$7,316
EMEA	(2,181)	(8,354)
Asia/Pacific	(1,233)	1,249
	$(2,076)	$211

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2008 or 2007.  Aggregate revenues attributable to customers in the United Kingdom accounted for 11.4% and 6.8% of the Company’s consolidated revenues during the three months ended March 31, 2008 and 2007, respectively.

14.  Income Taxes

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

15.  Contingencies

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

16.  International Business Machines Corporation Alliance

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

17.  International Business Machines Corporation Information Technology Outsourcing Agreement

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

Overview

As described in Note 2 of the consolidated condensed financial statements, ACI Worldwide, Inc. has restated its previously filed consolidated financial statements as of March 31, 2008, and for the three month period ended March 31, 2008 included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was filed with the Securities and Exchange Commission on May 9, 2008.  We identified errors in our financial statements related to $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment that should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2008, December 31, 2007 and September 30, 2007 (in millions):

	March 31, 2008	December 31, 2007	September 30, 2007
	(As restated)
Americas	$724	$733	$717
EMEA	522	504	489
Asia/Pacific	153	143	135
Total	$1,399	$1,380	$1,341

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

	March 31, 2008			December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
		(As restated)	(As restated)
Americas	$132	$35	$167	$130	$30	$160	$125	$34	$159
EMEA	76	68	144	73	66	139	70	66	136
Asia/Pacific	27	11	38	26	11	37	25	8	33
Total	$235	$114	$349	$229	$107	$336	$220	$108	$328

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,
	2008		2007
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(As restated)
Revenues:
Initial license fees (ILFs)	$20,954	23.1%	$23,259	25.9%
Monthly license fees (MLFs)	16,785	18.5%	15,265	17.0%
Software license fees	37,739	41.6%	38,524	42.8%
Maintenance fees	31,437	34.7%	29,901	33.2%
Services	21,487	23.7%	21,523	23.9%
Total revenues	90,663	100.0%	89,948	100.0%

Expenses:
Cost of software licenses fees	12,491	13.5%	11,193	12.4%
Cost of maintenance and services	28,265	31.2%	23,351	26.0%
Research and development	12,553	13.6%	12,041	13.4%
Selling and marketing	16,750	18.1%	16,799	18.7%
General and administrative	22,680	24.5%	26,353	29.3%
Total expenses	92,739	102.3%	89,737	99.8%

Operating income	(2,076)	-2.3%	211	0.2%

Other income (expense):
Interest income	593	0.6%	1,014	1.1%
Interest expense	(1,366)	-1.5%	(1,597)	-1.8%
Other, net	(190)	-0.2%	(337)	-0.4%
Total other income (expense)	(963)	-1.0%	(920)	-1.0%

Loss before income taxes	(3,039)	-3.4%	(709)	-0.8%
Income tax expense (benefit)	1,862	2.1%	(295)	-0.3%
Net loss	$(4,901)	-5.4%	$(414)	-0.5%

Revenues

Total revenues for the three months ended March 31, 2008 increased $0.7 million, or 0.8%, as compared to the same period of 2007. Included in the three months ended March 31, 2008 revenue with no corresponding revenue in the same period of 2007 was approximately $0.4 million of revenue related to the acquisition of Stratasoft.  Also included was $0.6 million of revenue in the three months ended March 31, 2008 related to the acquisition of Visual Web, compared to $0.2 million of revenue for two months of the corresponding period of 2007.  Excluding the impact of the acquired businesses, total revenues increased primarily as a result of a $1.2 million, or 4.1%, increase in maintenance fee revenues, partially offset by a $0.8 million, or 2.1%, decrease in software license fees revenue and a $0.5 million, or 2.2%, decrease in services revenue.

The increase in software license fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended March 31, 2008, as compared to the same period of 2007, is primarily due to a $1.5 million or 10.0% increase in monthly license fees and monthly initial license fees.  The growth is in the Americas and EMEA reportable operating segments, while the Asia/Pacific reportable operating segment remained consistent.  There was a $2.3 million or 9.9% decline in initial license fee and capacity revenues.  Activity during the quarter included a significant capacity event in the EMEA reportable operating segment, which was offset by the timing of such events in the Americas reportable operating segment.  The increases in capacity revenue in the EMEA reportable operating segment is primarily due to increased capacity requirements for existing customers which are often combined with the renewal of the license term.

The increase in maintenance fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended March 31, 2008, as compared to the same period of 2007, is primarily a result of an increase in the number of customers that achieved live status in all three operating segments subsequent to March 31, 2007.

Services revenues, excluding the impact of Visual Web and Stratasoft, declined slightly for the three months ended March 31, 2008, as compared to the same period of 2007.  Processing services increased by $1.0 million, which was partially offset by a $0.5 million decline in implementation services.  This increase was driven primarily by Enterprise Banker application services growth and increased revenue from ACI On-Demand offerings, which was offset by a decline of $1.0 million due to the termination of a significant facilities management contract in Canada.  The decline in implementation services is related to the timing of project completion which drives revenue recognition for significant customer projects.

Expenses

Total operating expenses for the three months ended March 31, 2008 increased $3.0 million, or 3.3%, as compared to the same period of 2007.  Included in the three months ended March 31, 2008 operating expenses with no corresponding amount in the same period of 2007 was approximately $0.6 million of expenses related to the acquisition of Stratasoft.  Also included was $1.2 million of expenses in the three months ended March 31, 2008 related to the acquisition of Visual Web, compared to $0.7 million of expenses for two months of the corresponding period of 2007.

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $4.5 million, or 19.5%, increase in cost of maintenance and services, a $1.1 million, or 9.6% increase in cost of software, offset by a $3.8 million, or 14.5%, decrease in general and administrative costs.

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

Cost of Maintenance and Services

Cost of maintenance and services includes both the costs of maintaining our software products at customer sites as well as the service costs required to deliver, install and support software at customer sites.  Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour Helpdesk, post go-live (remote) support and production-type support for software that was previously installed at a customer location.  Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support.  Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.  Cost of maintenance and services for the three months ended March 31, 2008 increased $4.9 million, or 21.2%, as compared to the same period of 2007.  Expenses of $0.5 million related to acquired businesses were incurred during the three months ended March 31, 2008 as compared to $0.1 million in the corresponding period of 2007.  The remaining increase is driven by investment in additional personnel and software maintenance costs associated with ACI On Demand as well as investment in the EMEA professional services organization.

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

	Three Months Ended March 31,
	2008	2007
	(As restated)
Revenues:
Americas	$44,014	$52,622
EMEA	37,308	28,746
Asia/Pacific	9,341	8,580
	$90,663	$89,948

Operating income (loss):
Americas	$1,338	$7,316
EMEA	(2,181)	(8,354)
Asia/Pacific	(1,233)	1,249
	$(2,076)	$211

Revenues increased in the EMEA reportable operating segment by $8.6 million, or 29.8%, and in the Asia/Pacific reportable operating segment by $0.8 million, or 8.9%, for the three months ended March 31, 2008 compared to the same period in 2007.  Revenue for the Americas reportable operating segment declined by $8.6 million or 16.4%, during the three months ended March 31, 2008 compared to the same period in 2007.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments.

Operating income declined in the Americas reportable operating segment by $6.0 million, or 81.7%, for the three months ended March 31, 2008 compared to the same period in 2007.  Operating loss in the EMEA reportable operating segment decreased by $6.2 million or 73.9% for the three months ended March 31, 2008 as compared to the same period in 2007.  The Asia/Pacific reportable operating segment declined from $1.2 million operating income for the three months ended March 31, 2007 to a net operating loss for the three months ended March 31, 2008.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  This is offset by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

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

Net cash flows provided by operating activities for the three months ended March 31, 2008 amounted to $46.5 million as compared to $16.3 million during the same period in 2007.  The comparative period increase in net cash flows from operating activities of $30.3 million was principally the result of the following items:  $36.1 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance as amended, an increase in cash collections on customer receivables of $9.0 million in the three months ended March 31, 2008 and an increase in non cash expenses of $2.4 million, such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the three months ended March 31, 2008 as compared to the same period in 2007.  These items were partially offset by a net loss of $4.9 million (as restated) for the three months ended March 31, 2008 compared to a net loss of $0.4 million for the same period of 2007, a $5.4 million (as restated) decrease in deferred revenue growth, and an increase in accruals for other expenses of $7.3 million (as restated).

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

In connection with the filing of this Form 10-Q/A, we have reevaluated our disclosure control and procedures as of March 31, 2008.  In addition to the material weaknesses described above, we concluded that the following material weakness in internal control over financial reporting existed as of March 31, 2008:

The Company did not maintain effective policies and procedures related to its accounting for software implementation service and license arrangements in the Asia Pacific region.  Specifically, the Company did not have adequate corporate oversight, sufficient local US GAAP knowledge and experience, and sufficient accounting and communication processes in place to ensure proper revenue recognition for service and related license revenue.  As a result of this material weakness, the Company restated its March 31, 2008 financial statements to reflect the correction of a material misstatement related to service and licensing revenue and related costs for a software implementation services project that should have been deferred until additional project milestones were achieved.

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

Restatement

Subsequently, during the first quarter of 2009, we identified a deficiency within our internal control framework.  We determined that our previously reported consolidated financial statements for the three months ended March 31, 2008 required restatement.  This Form 10-Q/A restates the March 31, 2008 interim financial statements for the correction of the error.  Because the error resulted in the restatement of previously issued financial statements, we determined the deficiency within our internal control framework to be a material weakness.

Refer to Note 2 to the consolidated financial statements for further information regarding this restatement

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

ACI WORLDWIDE, INC. (Registrant)

Date: March 3, 2009	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Description of the 2008 Management Incentive Compensation Plan
10.2(2)	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.3(3)	2008 Executive Management Incentive Compensation Plan
10.4	Master Service Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation (filed herewith)
31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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