Form 10-Q/A
period 2008-06-30
ACI WORLDWIDE, INC.
filed 2009-03-04
CIK 935036

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

As described in Note 2 of the consolidated financial statements, ACI Worldwide, Inc. has restated its previously filed consolidated financial statements as of June 30, 2008 and for the six month period ended June 30, 2008 included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008.  We identified errors in our financial statements related to $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment that should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.  The Audit committee of our board of directors conducted and has since concluded a review and investigation of this matter.

As a result of the errors referred to above, the net loss for the six month period ended June 30, 2008 was understated by $1.4 million.

This amendment represents the 2008 Second Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosures in the 2008 Second Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2008 Second Quarter Form 10-Q on August 11, 2008.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(unaudited)
	(As restated)
ASSETS
Current assets
Cash and cash equivalents	$98,193	$97,011	$60,794
Billed receivables, net of allowances of $2,218, $1,723, and $2,041, respectively	88,208	87,932	70,384
Accrued receivables	15,371	11,132	11,955
Deferred income taxes	5,747	5,374	7,088
Recoverable income taxes	7,407	6,033	3,852
Prepaid expenses	11,131	9,803	10,572
Other current assets	9,686	8,399	7,233
Total current assets	235,743	225,684	171,878

Property, plant and equipment, net	20,400	19,503	19,356
Software, net	31,155	31,430	31,764
Goodwill	210,175	206,770	205,715
Other intangible assets, net	35,368	38,088	39,685
Deferred income taxes	32,541	31,283	24,315
Other assets	17,609	17,700	14,028
TOTAL ASSETS	$582,991	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,524	$16,351	$14,677
Accrued employee compensation	24,948	22,659	22,625
Deferred revenue	123,047	115,519	97,042
Income taxes payable	—	—	2,251
Alliance agreement liability	7,147	9,331	—
Accrued and other current liabilities	23,264	22,992	17,925
Total current liabilities	190,930	186,852	154,520

Deferred revenue	23,147	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes	2,851	3,245	3,265
Alliance agreement noncurrent liability	40,226	—	—
Other noncurrent liabilities	34,693	37,069	18,664
Total liabilities	366,847	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2008, December 31, 2007 and September 30, 2007	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at June 30, 2008, December 31, 2007, and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 6,415,341, 5,144,947, and 5,115,367 shares outstanding at June 30, 2008, December 31, 2007 and September 30, 2007, respectively	(160,473)	(140,320)	(140,340)
Additional paid-in capital	308,139	311,108	312,642
Retained earnings	43,813	47,886	53,226
Accumulated other comprehensive income (loss)	458	(1,842)	(720)
Total stockholders’ equity	216,144	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,991	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
			(As restated)

Revenues:
Software license fees	$38,214	$40,920	$75,953	$79,444
Maintenance fees	32,867	31,287	64,304	61,188
Services	38,138	25,902	59,625	47,425
Total revenues	109,219	98,109	199,882	188,057

Expenses:
Cost of software license fees	11,966	9,932	24,457	21,125
Cost of maintenance and services	36,044	26,789	64,309	50,140
Research and development	12,694	13,422	25,247	25,463
Selling and marketing	22,741	16,894	39,491	33,693
General and administrative	24,515	26,190	47,195	52,543
Total expenses	107,960	93,227	200,699	182,964

Operating income	1,259	4,882	(817)	5,093

Other income (expense):
Interest income	703	940	1,296	1,954
Interest expense	(1,038)	(1,431)	(2,404)	(3,028)
Other, net	2,333	(1,533)	2,143	(1,870)
Total other income (expense)	1,998	(2,024)	1,035	(2,944)

Income before income taxes	3,257	2,858	218	2,149
Income tax expense	2,429	5,581	4,291	5,286
Net income (loss)	$828	$(2,723)	$(4,073)	$(3,137)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,133	37,075	34,649	37,118
Diluted	34,903	37,075	34,649	37,118

Earnings (loss) per share
Basic	$0.02	$(0.07)	$(0.12)	$(0.08)
Diluted	$0.02	$(0.07)	$(0.12)	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2008	2007
	(As restated)
Cash flows from operating activities:
Net loss	$(4,073)	$(3,137)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	3,174	2,976
Amortization	7,741	7,379
Tax expense of intellectual property shift	1,180	956
Amortization of debt financing costs	168	168
Gain on reversal of asset retirement obligation	(949)	—
Loss on disposal of assets	236	13
Change in fair value of interest rate swaps	754	—
Deferred income taxes	(1,465)	(2,826)
Stock-based compensation expense	5,165	3,046
Tax benefit of stock options exercised and cash settled	109	734
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	(1,211)	(4,830)
Other current assets	(1,500)	(898)
Other assets	(1,334)	(425)
Accounts payable	(4,079)	(346)
Accrued employee compensation	1,761	5,909
Proceeds from alliance agreement	37,487	—
Accrued liabilities	(1,373)	182
Current income taxes	(1,486)	(273)
Deferred revenue	2,659	18,677
Other current and noncurrent liabilities	141	(66)
Net cash flows from operating activities	43,105	27,239

Cash flows from investing activities:
Purchases of property and equipment	(4,619)	(2,047)
Purchases of software and distribution rights	(3,984)	(479)
Alliance technical enablement expenditures	(2,445)	—
Proceeds from alliance agreement	1,246	—
Acquisition of businesses, net of cash acquired	(20)	(10,730)
Other	—	6
Net cash flows from investing activities	(9,822)	(13,250)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,042	—
Proceeds from exercises of stock options	787	—
Excess tax benefit of stock options exercised	62	—
Purchases of common stock	(30,064)	(14,865)
Payments on debt and capital leases	(1,904)	(915)
Net cash flows from financing activities	(30,077)	(15,780)

Effect of exchange rate fluctuations on cash	(2,024)	1,856
Net increase in cash and cash equivalents	1,182	65
Cash and cash equivalents, beginning of period	97,011	89,900
Cash and cash equivalents, end of period	$98,193	$89,965

Supplemental cash flow information
Income taxes paid, net	$6,752	$6,882
Interest paid	$2,584	$2,544

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

2.  Restatement

As a result of an error identified in our financial statements, we have restated our previously filed consolidated financial statements as of June 30, 2008 and for the six-month period ended June 30, 2008. We have determined that $1.9 million in revenue recognized during the six months ended June 30, 2008 for a specific software project in the Asia/Pacific reportable operating segment should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.

Summary of restatement items for the six-month period ended June 30, 2008:

Adjustments

Net loss as originally recorded	$(2,632)
Error in revenue recognition (A)	(1,928)
Deferred expense recogntion (B)	364
Income tax effect of revenue and deferred expense adjustments (C)	123
Net loss as adjusted	$(4,073)

Errors in previously issued financial statements were identified in the following areas:

(A) Revenue

During the six-month period ended June 30, 2008, we recognized $1.9 million in revenue related to a specific software project that should have been deferred until additional project milestones were achieved.

(B) Deferred expense recognition

During the six-month period ended June 30, 2008, $0.4 million of costs related to the performance of the services revenue recognized related to the specific software project discussed above were expensed.  As the associated revenues have now been determined to be deferred, direct and incremental costs related to the performance of these services revenues are also being deferred.

(C) Taxes

Represents adjustments to tax effect the revenue and deferred expense recognition adjustments discussed in (A) and (B) above.

The following items in the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated as follows based on the items noted above.

	As previously	As
Consolidated Balance Sheet	reported	restated

Recoverable income taxes	$7,284	$7,407
Other current assets	9,322	9,686
Total current assets	235,256	235,743
Total assets	582,504	582,991
Deferred revenue (current)	121,119	123,047
Total current liabilities	189,002	190,930
Total liabilities	364,919	366,847
Retained earnings	45,254	43,813
Total stockholders’ equity	217,585	216,144
Total liabilities and stockholders’ equity	582,504	582,991

	As previously	As
Consolidated Statement of Operations	reported	restated

Software license fees	$77,312	$75,953
Maintenance fees	64,340	64,304
Services	60,158	59,625
Total revenues	201,810	199,882
Cost of maintenance and services	64,673	64,309
Total operating expense	201,063	200,699
Operating loss	747	(817)
Total other income (expense)	1,035	1,035
Loss before income taxes	1,782	218
Income tax expense	4,414	4,291
Net loss	(2,632)	(4,073)
Loss per share
Basic and Diluted	$(0.08)	$(0.12)

	As previously	As
Consolidated Statement of Cash Flows	reported	restated

Net loss	$(2,632)	$(4,073)
Other current assets	(1,136)	(1,500)
Current income taxes	(1,363)	(1,486)
Deferred revenue	731	2,659
Net cash flows from operating activities	43,105	43,105
Net cash flows from investing activities	(9,822)	(9,822)
Net cash flows from financing activities	(30,077)	(30,077)

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

11.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Foreign currency transactions gains (losses)	$(737)	$(1,500)	$2,922	$(1,772)
Change in fair value of interest rate swap	2,935	—	(754)	—
Other	135	(33)	(25)	(98)
Total	$2,333	$(1,533)	$2,143	$(1,870)

12.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
			(As restated)

Net income (loss)	$828	$(2,723)	$(4,073)	$(3,137)
Foreign currency translation adjustments	818	2,614	2,300	3,209
Comprehensive income (loss)	$1,646	$(109)	$(1,773)	$72

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
			(As restated)
Revenues:
Americas	$52,523	$52,253	$96,537	$104,875
EMEA	46,923	36,548	84,231	65,294
Asia/Pacific	9,773	9,308	19,114	17,888
	$109,219	$98,109	$199,882	$188,057

Operating income (loss):
Americas	$1,431	$7,633	$2,769	$14,958
EMEA	835	(3,510)	(1,346)	(11,865)
Asia/Pacific	(1,007)	759	(2,240)	2,000
	$1,259	$4,882	$(817)	$5,093

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

14.  Income Taxes

The effective tax rate for the three months ended June 30, 2008 and 2007 is 74.6% and 195.3%, respectively.  The effective tax rate for the six months ended June 30, 2008 and 2007 is 1,968.4% and 246.0%, respectively.  The effective tax rate in all four periods are higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain.  This was offset by income in tax jurisdictions in which the Company accrues tax expense and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Overview

As described in Note 2 of the consolidated condensed financial statements, ACI Worldwide, Inc. has restated its previously filed consolidated financial statements as of June 30, 2008, and for the six month period ended June 30, 2008 included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 11, 2008.  We identified errors in our financial statements related to $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment that should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007 (in millions):

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(As restated)	(As restated)
Americas	$737	$724	$733	$717
EMEA	533	522	504	489
Asia/Pacific	159	153	143	135
Total	$1,429	$1,399	$1,380	$1,341

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

	June 30, 2008			March 31, 2008
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
		(As restated)	(As restated)		(As restated)	(As restated)
Americas	$135	$32	$167	$132	$35	$167
EMEA	79	53	132	76	68	144
Asia/Pacific	28	14	42	27	11	38
Total	$242	$99	$341	$235	$114	$349

	December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$130	$30	$160	$125	$34	$159
EMEA	73	66	139	70	66	136
Asia/Pacific	26	11	37	25	8	33
Total	$229	$107	$336	$220	$108	$328

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30.
	2008		2007		2008		2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
					(As restated)
Revenues:
Initial license fees (ILFs)	$20,422	18.7%	$25,379	25.9%	$41,376	20.7%	$48,639	25.9%
Monthly license fees (MLFs)	17,792	16.3%	15,541	15.8%	34,577	17.3%	30,805	16.4%
Software license fees	38,214	35.0%	40,920	41.7%	75,953	38.0%	79,444	42.2%
Maintenance fees	32,867	30.1%	31,287	31.9%	64,304	32.2%	61,188	32.5%
Services	38,138	34.9%	25,902	26.4%	59,625	29.8%	47,425	25.2%
Total revenues	109,219	100.0%	98,109	100.0%	199,882	100.0%	188,057	100.0%

Expenses:
Cost of software licenses fees	11,966	11.0%	9,932	10.1%	24,457	12.1%	21,125	11.2%
Cost of maintenance and services	36,044	33.0%	26,789	27.3%	64,309	32.2%	50,140	26.7%
Research and development	12,694	11.6%	13,422	13.7%	25,247	12.5%	25,463	13.5%
Selling and marketing	22,741	20.8%	16,894	17.2%	39,491	19.6%	33,693	17.9%
General and administrative	24,515	22.4%	26,190	26.7%	47,195	23.4%	52,543	27.9%
Total expenses	107,960	98.8%	93,227	95.0%	200,699	100.4%	182,964	97.3%

Operating income	1,259	1.2%	4,882	5.0%	(817)	-0.4%	5,093	2.7%

Other income (expense):
Interest income	703	0.6%	940	1.0%	1,296	0.6%	1,954	1.0%
Interest expense	(1,038)	-1.0%	(1,431)	-1.5%	(2,404)	-1.2%	(3,028)	-1.6%
Other, net	2,333	2.1%	(1,533)	-1.6%	2,143	1.1%	(1,870)	-1.0%
Total other income (expense)	1,998	1.8%	(2,024)	-2.1%	1,035	0.5%	(2,944)	-1.6%

Income (loss) before income taxes	3,257	3.0%	2,858	2.9%	218	0.1%	2,149	1.1%
Income tax expense	2,429	2.2%	5,581	5.7%	4,291	2.1%	5,286	2.8%
Net income (loss)	$828	0.8%	$(2,723)	-2.8%	$(4,073)	-2.0%	$(3,137)	-1.7%

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

Six Month Period Ended June 30, 2008 Compared to Six Month Period Ended June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008, increased $11.8 million, or 6.3%, compared to the same period of 2007 as a result of a $12.2 million, or 25.7%, increase in services revenues and a $3.1 million, or 5.1%, increase in maintenance fee revenues offset by a $3.5 million, or 4.4%, decrease in software license fee revenues.

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

Services Revenue

Services revenue increased $12.2 million, or 25.7%, during the six months ended June 30, 2008, compared to the same period in 2007 primarily as a result of $9.0 million of revenues associated with Faster Payments in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment.

Expenses

Total operating expenses for the six months ended June 30, 2008 increased $17.7 million, or 9.7%, compared to the same period of 2007 as a result of a $14.2 million, or 28.3%, increase in cost of maintenance and services, a $5.8 million, or 17.2%, increase in cost of selling and marketing, a $3.3 million, or 15.8%, increase in cost of software, offset by a $5.3 million, or 10.2%, decrease in general and administrative costs and a $0.2 million, or 0.8%, decrease in R&D expense.

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

Cost of Maintenance and Services

Cost of maintenance and services for the six months ended June 30, 2008 increased compared to the same period of 2007 as a result of higher personnel and related costs of $12.8 million primarily to support the implementation services for the increase in large complex multi-product installations. Costs of maintenance and services also increased as a result of the recognition of $2.4 million deferred expenses associated with the completion of Faster Payments implementation in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by a $2.7 million additional deferral of implementation costs for various products currently being installed. Additionally, cost of maintenance and services increased $0.5 million for the six months June 30, 2008 as a result of an increase in distributor commission expense compared to the same period on 2007.  The remaining $1.2 million increase is related to miscellaneous items including software maintenance, insurance, telephone, and facilities costs.

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

Income Taxes

The effective tax rate for the six months ended June 30, 2008 and 2007 is 1,968.4% and 246.0%, respectively.  The effective tax rate in both periods are higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain.  This was offset by income in tax jurisdictions in which we accrued tax expense and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
			(As restated)
Revenues:
Americas	$52,523	$52,253	$96,537	$104,875
EMEA	46,923	36,548	84,231	65,294
Asia/Pacific	9,773	9,308	19,114	17,888
	$109,219	$98,109	$199,882	$188,057

Operating income (loss):
Americas	$1,431	$7,633	$2,769	$14,958
EMEA	835	(3,510)	(1,346)	(11,865)
Asia/Pacific	(1,007)	759	(2,240)	2,000
	$1,259	$4,882	$(817)	$5,093

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

Revenues increased in the EMEA reportable operating segment by $18.9 million, or 29.0%, and in the Asia/Pacific reportable operating segment by $1.2 million, or 6.9%, for the six months ended June 30, 2008 compared to the same period in 2007.  Revenue for the Americas reportable operating segment decreased by $8.3 million or 8.0%, during the six months ended June 30, 2008 compared to the same period in 2007.  During the six months ended June 30, 2008, the Company recognized $13.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments.

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

Operating income declined in the Americas reportable operating segment by $12.2 million, or 81.5%, for the six months ended June 30, 2008 compared to the same period in 2007.  Operating loss in the EMEA reportable operating segment decreased by $10.5 million, or 88.7%, for the six months ended June 30, 2008 compared to the same period in 2007.  The Asia/Pacific reportable operating segment had an operating loss of $2.2 million for the six months ended June 30, 2008 compared to operating income of $2.0 million for the same period in 2007.  During the six months ended June 30, 2008, we recognized $13.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment, partially offset by the recognition of $0.9 million of deferred expenses.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  This is offset by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

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

Net cash flows provided by operating activities for the six months ended June 30, 2008 amounted to $43.1 million as compared to $27.2 million during the same period in 2007.  The comparative period increase in net cash flows from operating activities of $15.9 million was principally the result of the following items:  $37.5 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance as amended and an increase of $3.7 million in non cash expenses such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the six months ended June 30, 2008 as compared to the same period in 2007.  These items were partially offset by a net loss of $4.1 million (as restated) during the six months ended June 30, 2008 compared to a net loss of $3.1 million for the same period in 2007, a decrease in cash collections on customer receivables and deferred revenue of $12.4 million (as restated) in the six months ended June 30, 2008 and a $11.9 million (as restated) decrease in accruals for other expenses.

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

In connection with the filing of this Form 10-Q/A, we have reevaluated our disclosure control and procedures as of June 30, 2008.  In addition to the material weaknesses described above, we concluded that the following material weakness in internal control over financial reporting existed as of June 30, 2008:

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

Restatement

Subsequently, during the first quarter of 2009, we identified a deficiency within our internal control framework.  We determined that our previously reported consolidated financial statements for the six months ended June 30, 2008 required restatement.  This Form 10-Q/A restates the June 30, 2008 interim financial statements for the correction of the error.  Because the error resulted in the restatement of previously issued financial statements, we determined the deficiency within our internal control framework to be a material weakness.

Refer to Note 2 to the consolidated financial statements for further information regarding this restatement.

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