Form 10-Q/A
period 2008-09-30
ACI WORLDWIDE, INC.
filed 2009-03-04
CIK 935036

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

As described in Note 2 of the consolidated financial statements, ACI Worldwide, Inc. has restated its previously filed consolidated financial statements as of September 30, 2008 and for the nine month period ended September 30, 2008 included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on November 7, 2008.  We identified errors in our financial statements related to $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment that should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.  The Audit Committee of our board of directors conducted and has since concluded a review and investigation of this matter.

As a result of the errors referred to above, the net loss for the nine month period ended September 30, 2008 was understated by $1.4 million.

This amendment represents the 2008 Third Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosures in the 2008 Third Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2008 Third Quarter Form 10-Q on November 7, 2008.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited) (As restated)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$94,341	$97,011	$60,794
Billed receivables, net of allowances of $1,923, $1,723, and $2,041, respectively	79,742	87,932	70,384
Accrued receivables	16,697	11,132	11,955
Deferred income taxes	4,238	5,374	7,088
Recoverable income taxes	10,121	6,033	3,852
Prepaid expenses	10,991	9,803	10,572
Other current assets	8,613	8,399	7,233
Total current assets	224,743	225,684	171,878

Property, plant and equipment, net	20,355	19,503	19,356
Software, net	28,805	31,430	31,764
Goodwill	204,560	206,770	205,715
Other intangible assets, net	32,799	38,088	39,685
Deferred income taxes	31,281	31,283	24,315
Other assets	16,270	17,700	14,028
TOTAL ASSETS	$558,813	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,291	$16,351	$14,677
Accrued employee compensation	22,532	22,659	22,625
Deferred revenue	107,298	115,519	97,042
Income taxes payable	—	—	2,251
Alliance agreement liability	5,404	9,331	—
Accrued and other current liabilities	20,261	22,992	17,925
Total current liabilities	167,786	186,852	154,520

Deferred revenue	23,262	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes	3,393	3,245	3,265
Alliance agreement noncurrent liability	40,706	—	—
Other noncurrent liabilities	33,791	37,069	18,664
Total liabilities	343,938	329,419	281,729

Commitments and contingencies

Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2008, December 31, 2007 and September 30, 2007	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at September 30, 2008, December 31, 2007, and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 5,948,958, 5,144,947, and 5,115,367 shares outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	(148,807)	(140,320)	(140,340)
Additional paid-in capital	302,549	311,108	312,642
Retained earnings	45,530	47,886	53,226
Accumulated other comprehensive loss	(8,604)	(1,842)	(720)
Total stockholders’ equity	214,875	241,039	225,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$558,813	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
			(As restated)

Revenues:
Software license fees	$46,460	$28,856	$122,413	$108,300
Maintenance fees	33,963	31,316	98,267	92,504
Services	28,137	24,700	87,762	72,125
Total revenues	108,560	84,872	308,442	272,929

Expenses:
Cost of software license fees	11,739	10,901	36,196	32,026
Cost of maintenance and services	33,544	24,318	97,853	74,458
Research and development	11,393	14,640	36,640	40,103
Selling and marketing	18,547	18,437	58,038	52,130
General and administrative	30,379	24,215	77,574	76,758
Total expenses	105,602	92,511	306,301	275,475

Operating income (loss)	2,958	(7,639)	2,141	(2,546)

Other income (expense):
Interest income	635	1,243	1,931	3,197
Interest expense	(1,149)	(2,156)	(3,553)	(5,184)
Other, net	932	(1,577)	3,075	(3,447)
Total other income (expense)	418	(2,490)	1,453	(5,434)

Income (loss) before income taxes	3,376	(10,129)	3,594	(7,980)
Income tax expense (benefit)	1,659	(1,514)	5,950	3,772
Net income (loss)	$1,717	$(8,615)	$(2,356)	$(11,752)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,259	36,318	34,518	36,849
Diluted	34,578	36,318	34,518	36,849

Earnings (loss) per share
Basic	$0.05	$(0.24)	$(0.07)	$(0.32)
Diluted	$0.05	$(0.24)	$(0.07)	$(0.32)

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2008	2007
	(As restated)
Cash flows from operating activities:
Net loss	$(2,356)	$(11,752)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	4,754	4,521
Amortization	11,697	11,104
Tax expense of intellectual property shift	1,770	1,434
Amortization of debt financing costs	252	252
Gain on reversal of asset retirement obligation	(949)	—
(Gain) loss on disposal of assets	253	(82)
Change in fair value of interest rate swaps	1,529	2,077
Deferred income taxes	1,397	(8,490)
Stock-based compensation expense	7,782	5,821
Tax benefit of stock options exercised and cash settled	314	922
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	152	1,581
Other current assets	(666)	(1,412)
Other assets	(840)	(2,414)
Accounts payable	(4,309)	(610)
Accrued employee compensation	803	1,268
Proceeds from alliance agreement	40,587	—
Accrued liabilities	(3,988)	375
Current income taxes	(4,374)	666
Deferred revenue	(7,755)	20,792
Other current and noncurrent liabilities	201	(310)
Net cash flows from operating activities	46,254	25,743

Cash flows from investing activities:
Purchases of property and equipment	(6,799)	(3,136)
Purchases of software and distribution rights	(4,425)	(676)
Sales of marketable securities	—	2,500
Alliance technical enablement expenditures	(4,343)	—
Proceeds from alliance agreement	1,246	—
Acquisition of businesses, net of cash acquired	(30)	(10,822)
Other	—	6
Net cash flows from investing activities	(14,351)	(12,128)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,353	—
Proceeds from exercises of stock options	3,599	15
Excess tax benefit of stock options exercised	141	14
Purchases of common stock	(30,064)	(42,354)
Payments on debt and capital leases	(2,748)	(1,880)
Net cash flows from financing activities	(27,719)	(44,205)

Effect of exchange rate fluctuations on cash	(6,854)	1,484
Net decrease in cash and cash equivalents	(2,670)	(29,106)
Cash and cash equivalents, beginning of period	97,011	89,900
Cash and cash equivalents, end of period	$94,341	$60,794

Supplemental cash flow information
Income taxes paid, net	$10,061	$10,274
Interest paid	$3,544	$3,285

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

2.  Restatement

As a result of an error identified in our financial statements, we have restated our previously filed consolidated financial statements as of September 30, 2008 and for the nine-month period ended September 30, 2008. We have determined that $1.9 million in revenue recognized during the nine months ended September 30, 2008 for a specific software project in the Asia/Pacific reportable operating segment should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.

Summary of restatement items for the nine-month period ended September 30, 2008:

Adjustments

Net loss as originally recorded	$(915)
Error in revenue recognition (A)	(1,928)
Deferred expense recogntion (B)	364
Income tax effect of revenue and deferred expense adjustments (C)	123
Net loss as adjusted	$(2,356)

Errors in previously issued financial statements were identified in the following areas:

(A) Revenue

During the nine-month period ended September 30, 2008, we recognized $1.9 million in revenue related to a specific software project that should have been deferred until additional project milestones were achieved.

(B) Deferred expense recognition

During the nine-month period ended September 30, 2008, $0.4 million of costs related to the performance of the services revenue recognized related to the specific software project discussed above were expensed.  As the associated revenues have now been determined to be deferred, direct and incremental costs related to the performance of these services revenues are also being deferred.

(C) Taxes

Represents adjustments to tax effect the revenue and deferred expense recognition adjustments discussed in (A) and (B) above.

The following items in the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated as follows based on the items noted above.

Consolidated Balance Sheet	As previously reported	As restated

Recoverable income taxes	$9,998	$10,121
Other current assets	8,249	8,613
Total current assets	224,256	224,743
Total assets	558,326	558,813
Deferred revenue (current)	105,370	107,298
Total current liabilities	165,858	167,786
Total liabilities	342,010	343,938
Retained earnings	46,971	45,530
Total stockholders’ equity	216,316	214,875
Total liabilities and stockholders’ equity	558,326	558,813

Consolidated Statement of Operations	As previously reported	As restated

Software license fees	$123,772	$122,413
Maintenance fees	98,303	98,267
Services	88,295	87,762
Total revenues	310,370	308,442
Cost of maintenance and services	98,217	97,853
Total operating expense	306,665	306,301
Operating loss	3,705	2,141
Total other income (expense)	1,453	1,453
Loss before income taxes	5,158	3,594
Income tax expense	6,073	5,950
Net loss	(915)	(2,356)
Loss per share
Basic and Diluted	$(0.03)	$(0.07)

Consolidated Statement of Cash Flows	As previously reported	As restated

Net loss	$(915)	$(2,356)
Other current assets	(302)	(666)
Current income taxes	(4,251)	(4,374)
Deferred revenue	(9,683)	(7,755)
Net cash flows from operating activities	46,254	46,254
Net cash flows from investing activities	(14,351)	(14,351)
Net cash flows from financing activities	(27,719)	(27,719)

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

At September 30, 2008, December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets.  See Note 17, “International Business Machines Corporation Information Technology Outsourcing Agreement” for additional severance charges incurred.

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

11.  Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Foreign currency transactions gains (losses)	$1,601	$492	$4,523	$(1,280)
Change in fair value of interest rate swap	(775)	(2,077)	(1,529)	(2,077)
Other	106	8	81	(90)
Total	$932	$(1,577)	$3,075	$(3,447)

12.  Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
			(As restated)

Net income (loss)	$1,717	$(8,615)	$(2,356)	$(11,752)
Foreign currency translation adjustments	(9,062)	2,205	(6,762)	5,414
Comprehensive loss	$(7,345)	$(6,410)	$(9,118)	$(6,338)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
			(As restated)
Revenues:
Americas	$53,057	$43,753	$149,594	$148,628
EMEA	45,360	30,928	129,591	96,222
Asia/Pacific	10,143	10,191	29,257	28,079
	$108,560	$84,872	$308,442	$272,929

Operating income (loss):
Americas	$5,807	$911	$8,576	$15,869
EMEA	(1,314)	(8,402)	(2,660)	(20,267)
Asia/Pacific	(1,535)	(148)	(3,775)	1,852
	$2,958	$(7,639)	$2,141	$(2,546)

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

14.  Income Taxes

The effective tax rate for the three months ended September 30, 2008 was 49.1%.  The effective tax rate for the nine months ended September 30, 2008 was 165.6%.  The effective tax rate in these periods is higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the three months ended September 30, 2007 was 14.9%, which is lower than the U.S. effective rate of 35% as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the nine months ended September 30, 2007 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Overview

As described in Note 2 of the consolidated condensed financial statements, ACI Worldwide, Inc. has restated its previously filed consolidated financial statements as of September 30, 2008, and for the nine month period ended September 30, 2008 included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which was filed with the Securities and Exchange Commission on November 7, 2008.  We identified errors in our financial statements related to $1.9 million in revenue recognized during the three months ended March 31, 2008 for a specific software project in the Asia/Pacific reportable operating segment that should have been deferred until further project milestones were achieved.  In addition, $0.4 million in expenses should have been deferred related to the same software project.  The income tax effect of these errors was approximately $0.1 million.

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

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(As restated)	(As restated)	(As restated)
Americas	$737	$737	$724	$733	$717
EMEA	509	533	522	504	489
Asia/Pacific	159	159	153	143	135
Total	$1,405	$1,429	$1,399	$1,380	$1,341

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

	September 30, 2008			June 30, 2008			March 31, 2008
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
		(As restated)	(As restated)		(As restated)	(As restated)		(As restated)	(As restated)
Americas	$135	$28	$163	$135	$32	$167	$132	$35	$167
EMEA	77	41	118	79	53	132	76	68	144
Asia/Pacific	27	15	42	28	14	42	27	11	38
Total	$239	$84	$323	$242	$99	$341	$235	$114	$349

	December 31, 2007			September 30, 2007
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$130	$30	$160	$125	$34	$159
EMEA	73	66	139	70	66	136
Asia/Pacific	26	11	37	25	8	33
Total	$229	$107	$336	$220	$108	$328

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
					(As restated)
Revenues:
Initial license fees (ILFs)	$25,174	23.2%	$12,754	15.0%	$66,550	21.6%	$61,392	22.5%
Monthly license fees (MLFs)	21,286	19.6%	16,102	19.0%	55,863	18.1%	46,908	17.2%
Software license fees	46,460	42.8%	28,856	34.0%	122,413	39.7%	108,300	39.7%
Maintenance fees	33,963	31.3%	31,316	36.9%	98,267	31.9%	92,504	33.9%
Services	28,137	25.9%	24,700	29.1%	87,762	28.5%	72,125	26.4%
Total revenues	108,560	100.0%	84,872	100.0%	308,442	100.0%	272,929	100.0%

Expenses:
Cost of software licenses fees	11,739	10.8%	10,901	12.8%	36,196	11.7%	32,026	11.7%
Cost of maintenance and services	33,544	30.9%	24,318	28.7%	97,853	31.7%	74,458	27.3%
Research and development	11,393	10.5%	14,640	17.2%	36,640	11.8%	40,103	14.7%
Selling and marketing	18,547	17.1%	18,437	21.7%	58,038	18.7%	52,130	19.1%
General and administrative	30,379	28.0%	24,215	28.5%	77,574	25.0%	76,758	28.1%
Total expenses	105,602	97.3%	92,511	109.0%	306,301	99.3%	275,475	100.9%

Operating income (loss)	2,958	2.7%	(7,639)	-9.0%	2,141	0.7%	(2,546)	-0.9%

Other income (expense):
Interest income	635	0.6%	1,243	1.5%	1,931	0.6%	3,197	1.2%
Interest expense	(1,149)	-1.1%	(2,156)	-2.5%	(3,553)	-1.1%	(5,184)	-1.9%
Other, net	932	0.9%	(1,577)	-1.9%	3,075	1.0%	(3,447)	-1.3%
Total other income (expense)	418	0.4%	(2,490)	-2.9%	1,453	0.5%	(5,434)	-2.0%

Income (loss) before income taxes	3,376	3.1%	(10,129)	-11.9%	3,594	1.2%	(7,980)	-2.9%
Income tax expense (benefit)	1,659	1.5%	(1,514)	-1.8%	5,950	1.9%	3,772	1.4%
Net income (loss)	$1,717	1.6%	$(8,615)	-10.2%	$(2,356)	-0.8%	$(11,752)	-4.3%

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

Nine Month Period Ended September 30, 2008 Compared to Nine Month Period Ended September 30, 2007

Revenues

Total revenues for the nine months ended September 30, 2008 increased $35.5 million, or 13.0%, compared to the same period of 2007 as a result of a $15.6 million, or 21.7%, increase in services revenues, a $14.1 million, or 13.0%, increase in software license fee revenues, and a $5.8 million, or 6.2%, increase in maintenance fee revenues.

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

Services Revenue

Services revenue increased $15.6 million, or 21.7%, during the nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of a $15.0 million, or 31.8%, increase in implementation and professional services revenues, and a $0.6 million, or 2.7%, increase in processing services revenues.  The increase in implementation and professional services was driven by $12.0 million of revenues associated with Faster Payments in the EMEA reportable operating segment and a large multi-product implementation in the Americas reportable operating segment.  Processing services growth was driven primarily by Enterprise Banker application services growth offset by the cancellation of a large facilities management contract in Canada.

Expenses

Total operating expenses for the nine months ended September 30, 2008 increased $30.8 million, or 11.2%, compared to the same period of 2007 as a result of a $23.4 million, or 31.4%, increase in cost of maintenance and services, a $5.9 million, or 11.3%, increase in cost of selling and marketing, a $4.2 million, or 13.0%, increase in cost of software, and a $0.8 million, or 1.1%, increase in general and administrative costs, partially offset by a $3.5 million, or 8.6%, decrease in R&D expense.

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

Cost of Maintenance and Services

Cost of maintenance and services for the nine months ended September 30, 2008 increased compared to the same period of 2007 as a result of higher personnel and related costs of $18.8 million required primarily to support the implementation services for the increase in large complex multi-product installations. Costs of maintenance and services also increased as a result of the recognition of $2.8 million deferred expenses associated with the completion of Faster Payments implementation in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by an increase of $1.4 million in additional deferred implementation costs for various products currently being installed. Additionally, cost of maintenance and services increased $1.7 million for the nine months September 30, 2008 as a result of an increase in distributor commission expense and an increase of $1.1 million from higher third party software maintenance expense compared to the same period on 2007.  The remaining $0.4 million increase is related to miscellaneous items including insurance, telecommunications, and facilities costs.

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

Income Taxes

The effective tax rate for the nine months ended September 30, 2008 was 165.6%.  The effective tax rate in this period is higher than the U.S. effective rate of 35% due to the low level of income before taxes and the impact of our inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.  The effective tax rate for the nine months ended September 30, 2007 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
			(As restated)
Revenues:
Americas	$53,057	$43,753	$149,594	$148,628
EMEA	45,360	30,928	129,591	96,222
Asia/Pacific	10,143	10,191	29,257	28,079
	$108,560	$84,872	$308,442	$272,929

Operating income (loss):
Americas	$5,807	$911	$8,576	$15,869
EMEA	(1,314)	(8,402)	(2,660)	(20,267)
Asia/Pacific	(1,535)	(148)	(3,775)	1,852
	$2,958	$(7,639)	$2,141	$(2,546)

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

Revenues increased in the EMEA reportable operating segment by $33.4 million, or 34.7%, in the Asia/Pacific reportable operating segment by $1.2 million, or 4.2%, and in the Americas reportable operating segment by $1.0 million, or 0.6%, for the nine months ended September 30, 2008 compared to the same period in 2007.  These results were driven primarily by the timing of license fee and capacity revenues within the reporting operating segments as well as a large multi-product implementation in the Americas reportable operating segment.  Also, during the nine months ended September 30, 2008, we recognized $17.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment.

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

Operating income declined in the Americas reportable operating segment by $7.3 million, or 46.0%, for the nine months ended September 30, 2008 compared to the same period in 2007.  Operating loss in the EMEA reportable operating segment decreased by $17.6 million, or 86.9%, for the nine months ended September 30, 2008 compared to the same period in 2007.  The Asia/Pacific reportable operating segment had an operating loss of $3.8 million for the nine months ended September 30, 2008 compared to operating income of $1.9 million for the same period in 2007.  During the nine months ended September 30, 2008, we recognized $17.5 million of revenues associated with certain Faster Payments implementations in the EMEA reportable operating segment, partially offset by the recognition of $1.6 million of deferred expenses.  The changes in operating income (loss) are primarily driven by the timing of license fee and capacity revenues.  Reportable operating segment results are also impacted by shared functions that are allocated based on a percentage of revenue such as Global Product Delivery and Development, Global Customer Operations and Global Product Management.  Corporate overhead is allocated as a percentage of headcount and remains consistent period over period.

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

Net cash flows provided by operating activities for the nine months ended September 30, 2008 amounted to $46.3 million as compared to $25.7 million during the same period in 2007.  The comparative period increase in net cash flows from operating activities of $20.6 million was principally the result of the following items:  $40.6 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance as amended and a net loss of $2.4 million (as restated) for the nine months ended September 30, 2008 as compared to a net loss of $11.8 million for the same period in 2007, and an increase of $11.2 million in non cash expenses such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the nine months ended September 30, 2008 as compared to the same period in 2007.  These items were partially offset by a decrease in deferred revenue of $28.5 million (as restated), a $10.7 million (as restated) decrease in accruals for other expenses and a $1.4 million increase in accounts receivable during the nine months ended September 30, 2008.

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

In connection with the filing of this Form 10-Q/A, we have reevaluated our disclosure control and procedures as of September 30, 2008.  In addition to the material weaknesses described above, we concluded that the following material weakness in internal control over financial reporting existed as of September 30, 2008:

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

Restatement

Subsequently, during the first quarter of 2009, we identified a deficiency within our internal control framework.  We determined that our previously reported consolidated financial statements for the nine months ended September 30, 2008 required restatement.  This Form 10-Q/A restates the September 30, 2008 interim financial statements for the correction of the error.  Because the error resulted in the restatement of previously issued financial statements, we determined the deficiency within our internal control framework to be a material weakness.

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