Form 10-K
period 2008-12-31
ACI WORLDWIDE, INC.
filed 2009-03-04
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $17.59, was $596,639,203. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant.

As of February 27, 2009, there were 34,931,432 shares of the registrant’s common stock outstanding.

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

Trademarks and Service Marks

ACI, the ACI logo, BASE24, ON/2, OpeN/2, ENGUARD, Network Express, PaymentWare and CO-ach, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. BASE24-eps, ACI Retail Commerce Server, NET24, Commerce Gateway, Smart Chip Manager, Proactive Risk Manager, PRM, ICE, WebGate, SafeTGate, DataWise, ACI Wholesale Payment System, ACI Money Transfer System or MTS, MTS-eps, ACI Enterprise Banker, ACI Payments Manager, ACI Card Management System, ACI Dispute Management System, and WPS, among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

General

ACI Worldwide, Inc., a Delaware corporation, and our subsidiaries (collectively referred to as “ACI”, “ACI Worldwide”, the “Company,” “we,” “us” or “our”) develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Most of our products are sold and supported through distribution networks covering three geographic regions — the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force that it supplements with independent reseller and/or distributor networks. Our products are marketed under the ACI Worldwide brand.

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

On July 24, 2007, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation to change our corporate name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.”. We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name. Historically, we operated with three business units: ACI Worldwide, Insession Technologies and Intranet Worldwide. In the first quarter of fiscal 2006, we restructured our organization combining the products and services within these three business units into one operating unit under the ACI Worldwide name.

On February 23, 2007, our Board of Directors approved a change in the Company’s fiscal year from a September 30 fiscal year-end to a December 31 fiscal year-end, effective as of January 1, 2008 for the year ended December 31, 2008. In accordance with applicable Securities and Exchange Commission (“SEC”) rules and regulations, we filed a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007, with the SEC on February 19, 2008. Accordingly, the consolidated financial statements included herein present our financial position as of December 31, 2008 and 2007 and September 30, 2007, and the results of our operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2008, the three month period ended December 31, 2007, and the years ended September 30, 2007 and 2006.

Acquisitions

On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG (“eps AG”). The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. Cash consideration paid at the initial closing totaled $13.0 million, net of $3.1 million of cash acquired and the remaining cash consideration of $6.1 million was paid on October 31, 2006. All shares of the Company’s common stock issued as consideration for the eps AG acquisition were issued at the initial closing. We accounted for the acquisition of eps

AG in its entirety as of May 31, 2006, and recorded a liability, included in accrued and other liabilities at September 30, 2006, in the amount of $6.1 million, for the remaining cash consideration that was paid on October 31, 2006. We accounted for this as a delayed delivery of consideration as the price was fixed and not subject to change, with complete decision-making and control of eps AG held by us as of the date of the initial closing.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing was held in escrow as security for a potential contingent obligation. We distributed the escrow in October 2006 in accordance with the terms of the escrow arrangement as the contingent liability paid by the Company was recovered from a third party. Additionally, certain of the sellers of eps AG have committed to certain indemnification obligations as part of the sale of eps AG. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps AG acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote. The restrictions were lifted by the Company during the year ended December 31, 2008.

On August 28, 2006, we entered into an Agreement and Plan of Merger with P&H Solutions, Inc. (“P&H”) under the terms of which P&H became our wholly-owned subsidiary. P&H was a provider of web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed on September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired. Under the terms of the acquisition, the parties established a cash escrow arrangement in which $11.7 million of the cash consideration paid at closing was held in escrow as security for tax and other contingencies. We distributed the escrow in October 2007 in accordance with the terms of the escrow arrangement. During the year ended September 30, 2007, we adjusted the initial purchase price allocation resulting in additional goodwill of $0.4 million, net due to tax adjustments and recovery of bad debt reserves.

On February 7, 2007, we acquired Visual Web Solutions, Inc. (“Visual Web”), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. These solutions complement and have been integrated with our U.S.-centric cash management and online banking solutions to create a more complete international offering. Visual Web had wholly-owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired. Under the terms of the acquisition, the parties established a cash escrow arrangement in which $1.1 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

On April 2, 2007, we acquired Stratasoft Sdn Bhd (“Stratasoft”), a provider of electronic payment solutions in Malaysia. This acquisition compliments our strategy to move to a direct sales model in selected markets in Asia. The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired. We will pay an additional aggregate amount of up to $0.6 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the period ended December 31, 2008. During the year ended December 31, 2008, we completed the assessment for the period ended December 31, 2007 and determined that Stratasoft did not meet the financial targets set forth in the purchase agreement. Under the terms of the acquisition, the parties established a cash escrow arrangement in which $0.5 million of the cash consideration paid at closing is held in escrow as security for tax and other contingencies.

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

In addition, we market our solutions to third-party electronic payment processors, who serve all three of the above market segments. We also offer solutions that are not industry-specific, but complement our payments products, to address needs for systems connectivity, data synchronization, testing and simulation and systems monitoring.

We offer five primary software product lines:

•	Retail Payment Engines

•	Risk Management

•	Payments Management

•	Wholesale Payments

•	Application Services Solutions

An overview of major software products within these software product lines follows:

Retail Payment Engines

Generally, our Retail Payment Engines are designed to route electronic payment transactions from transaction generators to the acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer a range of retail payment engine solutions, as follows:

•	BASE24. BASE24 is an integrated family of software products marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24 offers a broad range of features and functions for electronic payment processing. BASE24 allows customers to adapt to changing network needs by supporting over 40 different types of ATM and point of sale (“POS”) terminals, over 50 interchange interfaces, and various authentication, authorization and reporting options. A substantial portion of ACI Worldwide’s revenues are derived from licensing the BASE24 family of products and providing related services and maintenance.

The BASE24 product line operates exclusively on Hewlett-Packard Company (“HP”) NonStop servers. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop technology are important characteristics in high volume, 24-hour per day electronic payment systems.

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

time to market for new services, reducing the need for traditional systems modifications. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors, and it represents the future platform to which current BASE24, ON/2, OpeN/2, and AS/X customers are expected to migrate over time. BASE24-eps, which operates on International Business Machines Corporation (“IBM”) System z, IBM System p, HP NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

•	ACI Retail Commerce Server. Retail Commerce Server is an integrated suite of electronic payments products that facilitate a broad range of capabilities, specifically focused on retailers. These capabilities include debit and credit card processing, automated clearing house (“ACH”) processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform.

•	NET24. NET24 is a message-oriented middleware product that acts as the layer of software that manages the interface between application software and computer operating systems and helps customers perform network and legacy systems integration projects. The NET24 product operates exclusively on the HP NonStop platform, and represents the middleware product on which BASE24 and BASE24-eps operate when deployed on HP NonStop servers. NET24 supports process management, network communications, systems configuration and management, and asynchronous messaging.

•	ON/2. ON/2 is an integrated electronic payments processing system, exclusively designed for the Stratus VOS operating environment. It authenticates, authorizes, routes and switches transactions generated at ATM’s and merchant POS sites.

•	OpeN/2. OpeN/2 is an integrated electronic payments processing system, designed for open-systems environments such as Microsoft Windows, UNIX and Linux. It offers a wide range of electronic payments processing capabilities for financial institutions, retailers and electronic payment processors.

•	AS/X. AS/X, a product acquired in the eps AG acquisition, is an integrated electronic payments processing system designed for open-systems environments such as UNIX. It supports a wide range of electronic payments processing capabilities for financial institutions and electronic payment processors in Germany and Switzerland.

During the year ended December 31, 2008, the three month period ended December 31, 2007, and the years ended September 30, 2007 and 2006, approximately 47%, 51%, 49% and 57%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

Risk Management

•	ACI Proactive Risk Manager (“PRM”). PRM is a neural network-based fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. PRM operates on IBM System z, HP NonStop, Sun Solaris and Microsoft Windows servers. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

Payments Management

•	ACI Payments Management Solutions. Payments Management solutions are integrated products bringing value-added solutions to information captured during online processing. The suite of products includes management of dispute processing, card management and card statement products, merchant accounting applications, and settlement and reconciliation solutions for online and offline payment processing. The suite also includes a transaction warehouse product that accumulates and stores e-payment transaction information for subsequent transaction inquiry via browser-based presentation allowing transaction monitoring, alerting and executive analysis. These products operate on IBM System z, IBM System p, HP NonStop, Sun Solaris and Microsoft Windows servers.

•	ACI Payments Manager (“PM”). PM is an integrated, modular software solution that automates the processing, settlement and reconciliation of electronic transactions, as well as provides plastic card issuance and account management. PM’s primary focus is to enable efficient back-office management through cost reductions and streamlined daily operations. The solution accesses a central transaction database that can be updated in batch or near-real time from the payment engine. PM integrates all transaction and processing data for transaction analysis, settlement processing, and card account and customer data. Application functions are accessed via the ACI desktop environment, an integrated graphical presentation and development tool.

•	ACI Card Management System (“CMS”). CMS is a complete plastic card system for issuing cards, maintaining account information, tracking card usage and providing customer service. It supports multiple account types and allows online display and modification of pertinent account information. It can be linked with a card authorization system for authorizing debit transactions from ATM and POS devices on the host system. Optionally, CMS can also be linked to a front-end processor for purposes of forwarding file maintenance activity and accepting financial transaction activity.

•	ACI Smart Chip Manager (“SCM”). SCM supports the deployment of stored-value and other chip card applications used at smart card-enabled devices. The solution facilitates authorization of funds transfers from existing accounts to cards. It also leverages chip technology to enhance debit/credit card authentication and security. SCM supports Europay/Mastercard/VISA (“EMV”) standards for debit and credit card processing, and manages the complete lifecycle of the deployment of multi-function chip cards. In addition, SCM has been deployed in government identification environments, providing the core operating environment for multi-function electronic identification cards.

•	ACI Dispute Management System (“DMS”). DMS provides issuers the ability to work retail discrepancies caused by processing errors, disputes, charge backs and fraud. Failure to comply with card association rules or government regulations can result in the loss of chargeback and representation rights or fines. ACI’s DMS runs through a Case Management work flow, tracking disputes with debit and credit cards, EBT transactions, electronic banking and bill pay, ACH, and network adjustments. An audit trail of operator actions ensures that staff members follow procedures. DMS also provides an interface to institutions’ general ledger and transaction processing systems, which saves time and ensures better audit trails. Because electronic banking disputes may be subject to governmental and internal audits, DMS stores all due dates and required customer notifications to maintain a complete historical file on each claim. Furthermore, users can create specific compliance reports.

Wholesale Payments

Our wholesale payments solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Our wholesale payments solutions include high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as the ACI Money Transfer System (“MTS”). The high value payments processing products, which produce the majority of revenues within the MTS solution set, are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The MTS product operates on IBM System p servers using the AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex. In 2008, we announced a plan to deploy this product on IBM System z.

ACI Enterprise Banker is a comprehensive Internet-based business banking product for financial institutions, including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet.

Application Services Solutions

The Application Services Solutions provide specific technology extensions to augment the business services provided in the Retail Payment Engines, Risk Management, Payments Management and Wholesale Payments solutions.

Our Application Services Solutions consist of a suite of infrastructure software products that facilitate communication, data movement, transaction processing, systems monitoring and business process automation across incompatible computing systems that include mainframes, distributed computing networks and the Internet. The primary Company-owned software products within this suite are ICE, WebGate, SafeTGate, ENGUARD and DataWise. In addition, as part of the S2 Systems acquisition, we acquired a product called Network Express and as part of the eps AG acquisition, we acquired a product called Asset. The primary third-party products distributed as part of our Application Services Solutions are GoldenGate, and VersaTest. ICE is a set of networking software products that allow applications running on the HP NonStop server to connect with applications running on, or access data stored on, computers that use the Systems Network Architecture protocol. WebGate is a product suite that allows HP NonStop servers to communicate with applications using web-based technology. SafeTGate is a family of security solutions that work in conjunction with ICE and WebGate. GoldenGate and DataWise are transactional data management products that capture, route, enhance and apply transactions in real time across a wide variety of data sources, most commonly for business continuity and data integration. ENGUARD is a proactive monitoring, alarm and dispatching software tool. Network Express provides network communications and middleware capabilities to support legacy systems integration and connectivity. Asset is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing. VersaTest provides online testing, simulation and support utilities for HP NonStop servers.

Third-Party Partners

We have two major types of third-party partners: strategic alliances, where we work closely with industry leaders who drive key industry trends and mandates, and product partners, where we market or embed the products of other software companies.

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

Product partner relationships extend our product portfolio, improve our ability to get our solutions to market rapidly and enhance our ability to deliver market-leading solutions. We share revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant us the right to distribute or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

•	GoldenGate, Inc.

•	Ascert, LLC

•	ACE Software Solutions, Inc.

•	Faircom Corporation

•	Paragon Application Systems, Inc.

•	Financial Software and Services, PTT

•	International Business Machines Corporation

•	CB.Net Ltd.

•	Side International S.A.

•	eClassic Systems

•	RDM Corporation

•	Intuit, Inc.

•	Vasco Data Security

•	NCR Corporation

•	Online Banking Solutions

•	Metatomix Inc.

•	PlaNet Group, Inc.

•	Accuity, Inc

•	RSA, The Security Division of EMC Corporation

•	iPay Technologies, LLC

•	Parsam Technologies, LLC

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

•	Facilities Management. We offer facilities management services whereby we operate a customer’s electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

•	ACI On Demand. We offer a service whereby we host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management and online banking products. Each customer gets a unique image of the system that can be tailored to meet their needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

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

Retail Payment Engines

The principal third-party software competitors for the Retail Payment Engines product line are Fidelity National Information Services, Inc. and S1 Corporation, as well as small, regionally-focused companies such as Aleric Technology, Inc, Distra Pty Ltd, Compass Plus, Opus Software Solutions Private Ltd and CTL, Ltd. Primary electronic payment processing competitors in this area include global entities such as First Data Corporation, Fiserv, Inc., Metavante, Euronet, Visa and Mastercard, as well as regional or country-specific processors.

Risk Management

Principal competitors for the Risk Management product line are Fair Isaac, Norkom Technologies, Actimize, Inc., Retail Decisions, Mantas, SearchSpace, Americas Software and Visa DPS, as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Payments Management

Principal competitors for our Payments Management product line are Fidelity National Information Services, Inc., Baldwin Hacket and Meeks, Inc., ATOS Origin S.A. and Bell ID.

Wholesale Payments

Principal competitors for our Wholesale Payments product line are Fundtech Ltd, LogicaCMG plc, Tieto Enator, Clear2Pay, Dovetail, Bankserv, SWIFT, Intuit Corporation, S1 Corporation, Metavante, Fiserv Inc., Nucleus Software Exports Ltd, Aurion Pro Solutions Ltd and a number of core banking processors.

Application Services Solutions

The principal competitor for our Application Services Solutions product line is Hewlett-Packard Company, as well as dozens of small, niche-focused competitors.

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

Our total research and development expenses during the year ended December 31, 2008, the three month period ended December 31, 2007, and the years ended September 30, 2007 and 2006 were $45.9 million, $16.4 million, $52.1 million, and $40.8 million, or 11.0%, 16.2%, 14.2%, and 11.7% of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2008, our customers include over 100 of the 500 largest banks in the world, as measured by asset size, 11 of the top 20 retailers in the United States and over 90 retailers worldwide, as measured by revenue. As of December 31, 2008, we had 826 customers in 88 countries on six continents. Of this total, 430 are in the Americas region, 243 are in the EMEA region and 153 are in the Asia/Pacific region. No single customer accounted for more than 10% of our consolidated revenues for the year ended December 31, 2008, three-month period ended December 31, 2007, or years ended September 30, 2007 or 2006.

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

Key international distributors and sales agents for us during the year ended December 31, 2008 included:

•	PTESA (Colombia)

•	PTESAVEN (Venezuela)

•	North Data (Uruguay)

•	Hewlett-Packard Peru (Peru)

•	P.T. Abhimata Persada (Indonesia)

•	Financial Software and Systems, Ltd. (India)

•	Korea Computer, Inc. (Korea)

•	DataOne Asia Co. Ltd (Thailand)

•	Syscom (Taiwan and China)

•	Optimisa S.A. (Chile)

We distribute the products of other vendors as complements to our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales office in Omaha, we also have sales offices located outside the United States in Athens, Bahrain, Buenos Aires, Dubai Internet City, Frankfurt, Gouda, Kuala Lumpur, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Milan, Moscow, Mumbai, Naples, Paris, Riyadh, Sao Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo, Toronto, and Watford.

Proprietary Rights and Licenses

We rely on a combination of trade secret and copyright laws, license agreements, contractual provisions and confidentiality agreements to protect our proprietary rights. We distribute our software products under software license agreements that typically grant customers nonexclusive licenses to use our products. Use of our software products is usually restricted to designated computers, specified locations and/or specified capacity, and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of our software products. We also seek to protect the source code of our software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of our software products and technology will not occur.

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

Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 12, “Segment Information”, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2008, we had a total of approximately 2,154 employees of whom 1,195 were in the Americas region, 619 were in the EMEA region and 340 were in the Asia/Pacific region.

None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.aciworldwide.com as soon as reasonably practicable after we file such information electronically with the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

As of March 3, 2009, our executive officers, their ages and their positions were as follows.

Name	Age	Position

Philip G. Heasley	59	President, Chief Executive Officer and Director
J. Ronald Totaro	45	Senior Vice President and Chief Operating Officer
Scott W. Behrens	37	Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer
Dennis P. Byrnes	45	Senior Vice President, General Counsel and Secretary
David McCann	53	Senior Vice President and Chief Information Officer
David N. Morem	51	Senior Vice President, Global Business Operations
Craig A. Maki	42	Senior Vice President, Treasurer and Chief Corporate Development Officer

Mr. Heasley has been a director and our President and Chief Executive Officer since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley is also a director of Fidelity National Title Group now known as Fidelity National Finance, Inc. (NYSE: FNF) and Tier Technologies, Inc. (NASDAQ: TIER). Mr. Heasley also served as a director of Kintera, Inc. (NASDAQ: KNTA) until May 2008 when it was acquired by Blackbaud, Inc. (NASDAQ: BLKB). Mr. Heasley also serves as a director on the board of Public Radio International and serves on the National Infrastructure Advisory Council.

Mr. Totaro joined the Company in March 2008 and serves as Senior Vice President and Chief Operating Officer. Mr. Totaro is responsible for strategic planning, sales operations and global products. Prior to joining ACI, he was vice president and general manager of global credit scoring solutions at Fair Isaac Corporation. Mr. Totaro was vice president of interactive marketing and media at AOL Time Warner from 2000 to 2002 and previously held management positions at Andersen Consulting LLP, GE Capital Corporation and American Express TRS Company. Mr. Totaro holds an undergraduate degree from the State University of New York and an MBA from the Ross School of Business at the University of Michigan.

Mr. Behrens serves as Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer. Mr. Behrens joined ACI in June 2007 as the Company’s Controller and Chief Accounting Officer. Mr. Behrens was appointed Chief Financial Officer in December 2008 and Chief Accounting Officer in October 2007. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche,

LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a B.S. (Honors) from the University of Nebraska — Lincoln.

Mr. Byrnes serves as Senior Vice President, General Counsel and Secretary. Mr. Byrnes joined the Company in June 2003. Mr. Byrnes served as First Vice President and Senior Counsel for Bank One Corporation from October 2002 to June 2003. From April 1996 to November 2001, Mr. Byrnes was with Sterling Commerce, Inc., an electronic commerce software and services company, where he served in several capacities, including as that company’s general counsel.

Mr. McCann joined the Company in October 2005 and serves as Senior Vice President, Chief Information Officer.
Mr. McCann served as Senior Vice President, Software Development at First Data Corporation from 2002 to October 2005. Prior to joining First Data Corporation, Mr. McCann worked at US Bancorp serving as Senior Vice President, Wealth and Commercial Systems from 1999 to 2002 and Senior Vice President, Payment Systems from 1995 to 1998. Mr. McCann served as Vice President of Citicorp Diners Club from 1987 to 1995 and held various leadership and technical positions with Citicorp Diners Club from 1981 to 1987.

Mr. Morem joined the Company in June 2005 and serves as Senior Vice President, Global Business Operations. Prior to his appointment as Senior Vice President, Global Business Operations in January 2008, Mr. Morem served as Chief Administrative Officer of the Company. Prior to joining ACI, Mr. Morem held executive positions at GE Home Loans, Bank One Card Services and U.S. Bank. Mr. Morem brings more than 25 years of experience in process management, finance, credit operations, credit policy and change management. Mr. Morem holds a B.A. degree from the University of Minnesota and an M.B.A. from the University of St. Thomas.

Mr. Maki serves as Senior Vice President, Treasurer and Chief Corporate Development Officer. Mr. Maki joined the Company in June 2006, Mr. Maki was appointed Treasurer in January 2008. Prior to joining the Company, Mr. Maki served as Senior Vice President for Stephens, Inc. from 1999 through 2006. From 1994 to 1999, Mr. Maki was a Director in the Corporate Finance group at Arthur Andersen and from 1991 to 1994, he was a Senior Consultant at Andersen Consulting. Mr. Maki graduated from the University of Wyoming and received his Master of Business Administration from the University of Denver.

Former Executive Officer

Mr. Launder served as President of Global Operations and was responsible for the management of global sales and support in all three of our distribution channels. Prior to his appointment as President of Global Operations in April 2007, Mr. Launder served as President of ACI’s Europe, Middle East and Africa (EMEA) distribution channel from 2000 through April 2007 and as President of ACI’s Asia/Pacific distribution channel from December 2006 through April 2007. In these roles, he was responsible for sales and support in EMEA and Asia/Pacific. He first joined ACI in 1989 and was responsible for the EMEA operation until the end of 1996. Mr. Launder then spent three years in the payments industry working as a consultant. In the spring of 2000 he returned to ACI, to head up the EMEA channel. Prior to joining ACI, Mr. Launder worked for Olivetti Computers, IBM and in the 1980s Tandem Computers where he was the sales director for Tandem Computers’ UK subsidiary. Mr. Launder resigned from the Company effective February 28, 2009.

ITEM 1A.	RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Common Stock

We operate in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

The global financial crisis affecting the banking system and financial markets and the current global economic conditions could reduce the demand for our products and services or otherwise adversely impact our cash flows, operating results and financial condition.

The global financial crisis, declining real estate and retail markets, changes in bank credit quality in the United States or abroad, extreme capital and credit market volatility, higher unemployment and declining business and consumer confidence have precipitated a global recession. The global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries. The current economic conditions could result in a decrease in consumers’ use of banking services and financial service providers and the implementation by banks and related financial service provides of cost reduction measures which could result in significant decreases in the demand for our products and services and adversely affect our operating results.

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

Our credit facility contains customary affirmative and negative covenants for credit facilities of this type that limit our ability to engage in specified types of transactions. These covenants limit our ability, and the ability of our subsidiaries, to, among other things: pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; incur additional indebtedness or issue certain preferred shares; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates. Our credit facility also requires us to meet certain quarterly financial tests, including a maximum leverage ratio and a minimum interest coverage ratio. Our credit facility includes customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders will be entitled to take various actions, including, but not limited to, demanding payment for all amounts outstanding. If adverse global economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to reduced demand for our products and services and as a result, we could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facility, resulting in an event of default. If we are unable to cure the default or obtain a waiver we will not be able to access our credit facility and we cannot assure you that we would be able to seek alternative financing.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our liquidity and our ability to access financing.

While we intend to finance our operations and growth of our business with existing cash and cash flow from operations, if adverse global economic conditions persist or worsen, we could experience a decrease in cash from operations attributable to reduced demand for our products and services and as a result, we may need to borrow additional amounts under our existing credit facility or we may require additional financing for our continued operation and growth. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. We cannot assure you that alternative financing on acceptable terms would be available to replace any defaulted commitments.

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

We may face risks related to recent restatements of our financial statements.

Prior to filing this Annual Report, we determined that we needed to restate our consolidated financial statements for the quarter ended March 31, 2008 to make adjustments related to the recognition of $1.9 million of revenue during that quarter for a software project in the Asia/Pacific reportable operating segment which should have been deferred until further project milestones were achieved. As a result, we also amended our quarterly reports on Form 10-Q/A for the periods ended June 30, 2008 and September 30, 2008 to report year-to-date data reflecting the adjustments made in the restated consolidated financial statements for the quarter ended March 31, 2008.

In addition, during fiscal 2007, we restated our consolidated balance sheet as of September 30, 2005, and our consolidated statements of operations, our consolidated statements of stockholders’ equity and comprehensive income and consolidated statements of cash flows for each of the years ended September 30, 2005 and 2004. In addition, we restated selected financial data for fiscal years 2004, 2003 and 2002.

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

For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries. Our financial condition depends on the health of the general economy as well as the software sector and financial services industry as our revenue and profits are driven by demand for our products and services. Changes in economic conditions and unforeseen events like recession, the current financial and mortgage crisis, inflation or changes in bank credit quality in the United States or abroad, could occur and reduce consumers’ use of banking services and financial service providers. Any event of this kind, or implementation for any reason by banks or related financial service providers of cost reduction measures, could result in significant decreases in the demand for our products and services and adversely affect our operating results. When an economy is struggling, companies in many industries delay or reduce technology purchases. A lessening demand in either the overall economy, the software sector or the financial services industry could result in reduced capital spending by our customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition which could lead to a material decrease in our future revenues and earnings.

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

Management has identified a material weakness in our internal control over financial reporting.

Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of our CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Annual Report, management’s assessment of our internal control over financial reporting identified a material weakness related to accounting for software implementation service and license arrangements in the Asia/Pacific region, as discussed in Item 9A. Controls and Procedures. No assurance can be given that we will be able to successfully implement revised internal controls and procedures, if any, or that revised controls and procedures, if any, will be effective in remedying the potential material weakness in our prior controls and procedures, nor can we provide assurance that we will not identify additional material weaknesses in the future. If we are unable to implement these changes effectively or if other material weaknesses develop and we are unable to effectively address these matters, there could be a material adverse effect on our business, financial condition and results of operations.

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

One of our foreign subsidiaries is the subject of a tax examination by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept our tax positions. We believe our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect our financial condition and/or results of operations.

Our stock price may be volatile.

Prices on the global financial markets for equity securities declined precipitously since September 2008. No assurance can be given that operating results will not vary from quarter to quarter, and past performance may not accurately predict future performance. Any fluctuations in quarterly operating results may result in volatility in our stock price. Our stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector, and changing market conditions in the software industry.

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

The software market is characterized by rapidly changing technologies, intense competition and evolving industry standards. There is no assurance that we will be able to maintain our current market share or customer base. We have many competitors that are significantly larger than we are and have significantly greater financial, technical and marketing resources. If we fail to enhance our current products and develop new products in response to changes in technology and industry standards, bring product enhancements or new product developments to market quickly enough, or accurately predict future changes in our customers’ needs and our competitors develop new technologies or products, our products could become less competitive or obsolete. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. Increased competition in our markets could lead to price reductions, reduced profits, or loss of business.

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

In December 2007, we entered into a Master Alliance Agreement and certain other related agreements with International Business Machines Corporation (“IBM”) to create a strategic alliance between us and IBM (the “Alliance”). Pursuant to the Alliance Agreement, we agreed to enable our payment application software products on certain of IBM’s hardware platforms, including the IBM System z Platform and we agreed to enter into collective sales and marketing efforts with IBM to offer a combination of ACI and IBM solutions. We cannot be certain that we will be able to successfully enable our products on IBM’s hardware platforms or that our customers and potential customers will be receptive to this Alliance or our new sales and marketing strategy. If we are unable to enable our software products on the IBM hardware platforms or the market does not react positively to the Alliance, our business, financial condition and/or results of operations could be materially adversely affected.

Our outsourcing agreement with IBM may not achieve the level of savings that we anticipate and many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.

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

In addition, as a part of the outsourcing agreement, many functions are being transitioned to IBM and many new personnel are assuming responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on us and our financial condition. Additionally, new information technology systems and process changes are also being put into place increasing the risk of operational delays, potential errors and control failures which may have an adverse impact on us and our financial condition.

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

We lease office space in New York, New York for our principal executive headquarters. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. We moved into our new Omaha-based facility during the year ended December 31, 2008, which facility is under a lease that continues through 2028. Our EMEA headquarters is located in Watford, England. The lease for the Watford facility expires at the end of 2016. Our Asia/Pacific headquarters is located in Singapore, with the lease for this facility expiring in fiscal 2011. We also lease office space in numerous other locations in the United States and in many other countries.

We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe that we will be able to renew leases as they expire or secure alternate suitable space. See Note 17, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for additional information regarding our obligations under our facilities leases.

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

Class Action Litigation.  In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against us and certain individuals alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The complaints, as amended, sought unspecified damages, interest, fees, and costs and alleged that (i) during the purported class period, we and the named defendants misrepresented our historical financial condition, results of operations and our future prospects, and failed to disclose facts that could have indicated an impending decline in our revenues, and (ii) prior to August 2002, the purported truth regarding our financial condition had not been disclosed to the market while simultaneously alleging that the purported truth about our financial condition was being disclosed throughout that time, commencing in April 1999. We and the individual defendants filed a motion to dismiss and the lead plaintiff opposed the motion. Prior to any ruling on the motion to dismiss, on November 7, 2006, the parties entered into a Stipulation of Settlement for purposes of settling all of the claims in the Class Action Litigation, with no admissions of wrongdoing by us or any individual defendant. The settlement provides for an aggregate cash payment of $24.5 million of which, net of insurance, we contributed approximately $8.5 million. The settlement was approved by the Court on March 2, 2007 and the Court ordered the case dismissed with prejudice against us and the individual defendants.

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order. On August 13, 2008, the Court of Appeals affirmed the judgment of the district court dismissing the case. Thereafter, Mr. Hays petitioned the Court of Appeals for a rehearing en banc, which petition was denied on September 22, 2008. On January 23, 2009 we were informed that

Mr. Hayes filed a petition with the U.S. Supreme Court seeking a writ of certiorari which was docketed on February 20, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year Ended		Three Months Ended		Year Ended
	December 31, 2008		December 31, 2007		September 30, 2007
	High	Low	High	Low	High	Low

Fourth quarter	$17.94	$8.86	$26.19	$16.51	$36.68	$20.65
Third quarter	$22.49	$14.16			$35.48	$30.60
Second quarter	$23.19	$16.10			$38.72	$28.10
First quarter	$21.39	$12.32			$37.14	$31.45

As of February 27, 2009, there were 242 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the three-month period ended December 31, 2008.

Our board of directors has approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of our common stock. The maximum remaining dollar value of shares authorized for repurchase under the stock repurchase plan was approximately $56 million at December 31, 2008. We can provide no assurance that any future purchases of shares will be made under this program. Any determination by the board of directors to repurchase any shares in 2009 will depend upon market conditions, our liquidity, our financial position, alternative use of capital and other factors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes included elsewhere in this Annual Report. The data for the consolidated balance sheet as of September 30, 2004 has been restated in prior years to reflect the impact of the stock-based compensation adjustments, but such restated data has not been audited and is derived from our books and records. The financial information below is not necessarily indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or the Market Price of our Common Stock.”

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended September 30,
	2008	2007	2007	2006	2005	2004
		(In thousands, except per share data)

Income Statement Data:
Total revenues	$417,653	$101,282	$366,218	$347,902	$313,237	$292,784
Net income (loss)(1)	$10,582	$(2,016)	$(9,131)	$55,365	$43,099	$46,306
Earnings (loss) per share:
Basic	$0.31	$(0.06)	$(0.25)	$1.48	$1.14	$1.25
Diluted	$0.30	$(0.06)	$(0.25)	$1.45	$1.12	$1.21
Shares used in computing earnings per share:
Basic	34,498	35,700	36,933	37,369	37,682	37,001
Diluted	34,795	35,700	36,933	38,237	38,507	38,117

	As of December 31,		As of September 30,
	2008	2007	2007	2006	2005	2004

Balance Sheet Data:
Working capital(2)	$80,280	$39,585	$17,358	$67,932	$120,594	$124,088
Total assets(2)	552,842	570,458	506,741	539,365	363,700	325,959
Current portion of debt	—	—	—	—	2,165	7,027
Debt (long-term portion)(2)(3)	76,014	75,911	76,546	78,093	905	2,672
Stockholders’ equity(1)	213,841	241,039	225,012	267,212	217,438	187,462

(1)	We adopted FAS 123(R) using the modified prospective transition method on October 1, 2005.

(2)	On September 29, 2006, we acquired P&H. The aggregate purchase price for P&H was approximately $134 million, of which $73 million was financed by long-term debt.

(3)	Debt (long-term portion) also includes long-term capital lease obligations of $1.0 million, $0.9 million, $1.5 million, $3.1 million, $0.8 million, and $0.3 million as of December 31, 2008 and 2007, and September 30, 2007, 2006, 2005, and 2004, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. During 2008, we have continued our efforts to try and take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries. We also moved our principal executive offices to New York City in September 2006 to manage our global infrastructure more strategically.

We have launched a service called ACI On Demand, wherein we host our payment systems and sell them as a service to banks, retailers and processors.

On February 23, 2007, our board of directors approved a change in the Company’s fiscal year from a September 30 fiscal year-end to a December 31 fiscal year-end, effective as of January 1, 2008 for the fiscal year ended December 31, 2008. In accordance with applicable SEC Rules, we filed a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007, with the SEC on February 19, 2008. Accordingly, the consolidated financial statements included herein present our financial position as of December 31, 2008 and 2007 and September 30, 2007, and the results of our operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2008, the three-month period ended December 31, 2007, and the years ended September 30, 2007 and 2006.

Key trends that currently impact our strategies and operations include:

•	Global Financial Markets Uncertainty. The continuing uncertainty in the global financial markets has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our customers, their purchasing plans, or even their solvency, but we cannot predict whether or to what extent this will occur. We have diversified counterparties and customers, but we continue to monitor our counterparty and customer risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate.

•	Availability of Credit. There have been significant disruptions in the capital and credit markets during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs or reducing the availability of funds to finance our existing operations as well as those of our customers. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

•	Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In 2006, we commissioned an industry study that determined that electronic payment volumes are expected to grow at approximately 13% per year for the following five years, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

•	Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels and manage enterprise risk. Our product development strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

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

During the year ended December 31, 2008, we received a second payment from IBM of $37.3 million per the Alliance. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2008. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements, and accordingly a portion of this payment is subject to refund by us to IBM under certain circumstances. As of December 31, 2008, $20.7 million is refundable subject to achievement of future milestones.

International Business Machines Corporation Outsourcing Agreement

On March 17, 2008, we entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource our internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM provides us with global IT infrastructure services including the following services, which were provided by our employees: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). We retain responsibility for our security policy management and on-demand business operations.

The initial term of the Outsourcing Agreement is seven years, commencing on March 17, 2008. We have the right to extend the Outsourcing Agreement for one additional one-year term unless otherwise terminated in accordance with the terms of the Outsourcing Agreement. Under the Outsourcing Agreement, we retain the right to terminate the agreement both for cause and for convenience. However, upon any termination of the Outsourcing Agreement by us for any reason (other than for material breach by IBM), we will be required to pay a termination charge to IBM, which charge may be material.

We pay IBM for the IT Services through a combination of fixed and variable charges, with the variable charges fluctuating based on our actual need for such services as well as the applicable service levels and statements of work. Based on the currently projected usage of these IT Services, we expect to pay $116 million to IBM in service fees and project costs over the initial seven-year term.

In addition, IBM is providing us with certain transition services required to transition our IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). We currently expect the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. We have recorded approximately $6.6 million of expense for Transition Services during the year ended December 31, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations. We expect to recognize the remaining expense for Transition Services during the first half of 2009. We incurred an additional $0.9 million of staff augmentation costs related to the Transition Services during the year ended December 31, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

2008 Restructuring Plan

During the year ended December 31, 2008, we reduced our headcount by 110 employees as a part of our strategic plan to reduce operating expenses. In connection with these actions, during the year ended December 31, 2008, $5.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statement of operations. Headcount reductions will continue during the first half of 2009 and we expect to recognize an additional $3.0 million to $5.0 million of expense.

Approximately $3.0 million of the severance costs related to the headcount reduction were paid prior to December 31, 2008, the majority of the remaining liability is expected to be paid during the first quarter of 2009, with a portion being spread through the third quarter of 2009. We expect to complete our restructuring activities by the end of the first half of 2009.

ACQUISITIONS

On May 31, 2006, we acquired the outstanding shares of eps Electronic Payment Systems AG (“eps AG”), headquartered in Frankfurt, Germany. The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused largely in the German market. The acquisition of eps AG has provided us additional opportunities to sell our value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG’s testing and dispute management solutions into markets beyond Germany. In addition, eps AG’s presence in Romania has helped us more rapidly develop our global offshore development and support capabilities. The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition.

On September 29, 2006, we completed the acquisition of P&H Solutions, Inc. (“P&H”). P&H was a leading provider of enterprise business banking solutions and provides a complement to our existing revenue producing activities. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired, approximately $73.3 million of which was financed by the Credit Agreement described in Note 6, “Debt”, in the Notes to Consolidated Financial Statements, with the remaining cash of $60.4 million derived from the sale of investments The acquisition of P&H has extended our wholesale payments solutions suite, provided us with an Application Software Provider (“ASP”)-based offering and allowed us to distribute P&H’s solutions into international markets through our global distribution channel.

On February 7, 2007, we acquired Visual Web Solutions, Inc. Visual Web marketed trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. Visual Web had sales and customer support office in Singapore, and a product development facility in Bangalore, India. The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired.

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

The review identified two categories of adjustments:

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

In addition, we also completed a review of our customer renewal experience over the 12-month period ended December 31, 2007 which was further updated for the 6-month period ended June 30, 2008. The impact of this review and subsequent update resulted in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. Backlog results for all reported periods have been updated to reflect our most recent customer renewal experience. We expect to perform an annual review of customer renewal experience. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2008	2007	2007

Americas	$771	$744	$744	$731	$739	$723
EMEA	480	511	534	523	505	491
Asia/Pacific	156	159	159	154	144	135

Total	$1,407	$1,414	$1,437	$1,408	$1,388	$1,349

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on the Company’s historical renewal experience. The estimated Committed and Renewal 60-month Backlog estimate as of December 31, 2008 is $757 million and $650 million, respectively.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2008, December 31, 2007 and September 30, 2007 (in millions). Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2008			December 31, 2007			September 30, 2007
	Monthly	Non-		Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$133	$40	$173	$130	$30	$160	$125	$34	$159
EMEA	73	37	110	73	66	139	70	66	136
Asia/Pacific	28	14	42	26	11	37	26	8	34

Total	$234	$91	$325	$229	$107	$336	$221	$108	$329

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (amounts in thousands):

	Year Ended
	December 31,		Year Ended September 30,
	2008		2007		2006
		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$94,999	22.7%	$87,341	23.8%	$107,347	30.9%
Monthly license fees (MLFs)	74,211	17.8%	62,144	17.0%	68,282	19.6%

Software license fees	169,210	40.5%	149,485	40.8%	175,629	50.5%
Maintenance fees	130,015	31.1%	121,233	33.1%	103,708	29.8%
Services	118,428	28.4%	95,500	26.1%	68,565	19.7%

Total revenues	417,653	100.0%	366,218	100.0%	347,902	100.0%

Expenses:
Cost of software license fees	45,487	10.9%	42,237	11.5%	31,124	8.9%
Cost of maintenance and services	124,744	29.9%	98,605	26.9%	79,622	22.9%
Research and development	45,896	11.0%	52,088	14.2%	40,768	11.7%
Selling and marketing	74,028	17.7%	70,280	19.2%	66,720	19.2%
General and administrative	105,785	25.3%	100,589	27.5%	67,440	19.4%
Settlement of class action litigation	—	0.0%	—	0.0%	8,450	2.4%

Total expenses	395,940	94.8%	363,799	99.3%	294,124	84.5%

Operating income	21,713	5.2%	2,419	0.7%	53,778	15.5%
Other income (expense):
Interest income	2,609	0.6%	4,082	1.1%	7,825	2.2%
Interest expense	(5,013)	(1.2)%	(6,644)	(1.8)%	(185)	(0.1)%
Other, net	8,247	2.0%	(3,740)	(1.0)%	(543)	(0.2)%

Total other income (expense)	5,843	1.4%	(6,302)	(1.7)%	7,097	2.0%

Income (loss) before income taxes	27,556	6.6%	(3,883)	(1.1)%	60,875	17.5%
Income tax expense	16,974	4.1%	5,248	1.4%	5,510	1.6%

Net income (loss)	$10,582	2.5%	$(9,131)	(2.5)%	$55,365	15.9%

2008 Compared to 2007

The following discussion of the results of operations compares the year ended December 31, 2008 to the year ended September 30, 2007. The results of the transition period from October 1, 2007 to December 31, 2007 are compared to the three-month period ended December 31, 2006 in a discussion that follows.

Revenues

Total revenues for the year ended December 31, 2008 increased $51.4 million, or 14.0%, compared to the year ended September 30, 2007 as a result of a $19.7 million, or 13.2%, increase in software license fee revenues, an

$8.8 million, or 7.2%, increase in maintenance fee revenues, and a $22.9 million, or 24.0%, increase in services revenues.

During the year ended December 31, 2008, we recognized approximately $18.0 million of revenues associated with certain Faster Payments implementations in the United Kingdom. Of this amount, approximately $5.3 million is reported in initial license fees revenue, $0.6 million is reported in maintenance fees, and approximately $12.1 million is reported as services revenue.

The remainder of the software license fees and services revenue increase is due to the completion of various customer implementation projects resulting in revenue recognition of previously deferred amounts that typically result in increases to non-recurring initial license fee and services revenues. Completion of customer implementation projects also allows us to begin recognition of recurring maintenance fees which will result in a gradual increase in maintenance fees revenues over time.

The company has also reduced its emphasis on non-recurring license fees most notably with renewals or term extensions for existing customers. The increase in monthly license fees can be attributed to these efforts in addition to completing certain implementation projects as noted above. In certain instances, customers elect to pay their recurring license and/or capacity fees annually. While recurring in nature, these annually recurring revenues are included as initial license fees.

License Fee Revenues

Customers purchase the right to license ACI software for the term of their agreement which term is generally 60 months. Within these agreements are specified capacity limits typically based on transaction volumes. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

Initial License Fee (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually, due to negotiated customer payment terms. ILF revenues during the year ended December 31, 2008 compared to the year ended September 30, 2007, increased by $7.7 million. The EMEA and Asia-Pacific reportable operating segments increased by $14.0 million and $0.7 million, respectively, offset by a decrease in the America’s reportable operating segment of $7.0 million. The increases were driven by recognition of ILF revenues associated with new deals or term renewals signed during the year as well as customer “go-live” events that occurred throughout the year, most notably the Faster Payments implementations in the United Kingdom. The decline in ILF revenues in the America’s reportable operating segment is largely attributable to certain agreements being recognized ratably as Monthly License Fee Revenue rather than as a one-time fee as discussed below. Included in the above are capacity related revenue increases of $6.9 million in the EMEA reportable operating segment offset by a decrease of $3.9 million in the America’s reportable operating segment, within the year ended December 31, 2008 as compared to the year ended September 30, 2007.

Monthly License Fee (MLF) Revenue

MLF revenues are license and capacity revenues that are paid up-front but recognized as revenue ratably over an extended period and license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms. The $12.1 million increase in MLF revenues during the year ended December 31, 2008, as compared to the year ended September 30, 2007, is primarily in the America’s reportable operating segment with only modest changes in both the EMEA and Asia-Pacific reportable operating segments. Within this increase is an $8.1 million increase in the amount of paid up-front revenue recognized ratably by customers in the Americas reportable operating segment and a $4.0 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly. Approximately $4.0 million of the increase in MLF revenue is due to paid up-front revenue that is recognized ratably, is short-term in nature, and is not expected to recur in future periods.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. The increase in maintenance fee revenues during the year ended December 31, 2008, compared to the year ended September 30, 2007, is primarily a result of an increase in the number of customers that achieved live status, primarily in the Americas and EMEA reportable operating segments, subsequent to September 30, 2007.

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

Services revenue increased $22.9 million, or 24.0%, for the year ended December 31, 2008, primarily as a result of an increase in implementation services revenue in the EMEA reportable operating segment, and to a lesser extent, the Americas and Asia-Pacific reportable operating segments. The increase in the EMEA reportable operating segment was largely attributable to $12.0 million of revenues associated with Faster Payments implementations. The remainder of the increase is primarily related to the completion of certain customer implementations allowing for the recognition of cumulative services performed over the duration of the project.

Expenses

Total operating expenses for the year ended December 31, 2008 increased $32.1 million, or 8.8%, compared to the year ended September 30, 2007 as a result of a $26.1 million, or 26.5%, increase in cost of maintenance and services, a $5.2 million, or 5.2%, increase in general and administrative costs, a $3.3 million, or 7.7%, increase in cost of software license fees, and a $3.7 million, or 5.3%, increase in cost of selling and marketing. These increases were partially offset by a $6.2 million, or 11.9%, decrease in research and development costs.

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

The cost of software license fees for the year ended December 31, 2008 increased compared to the year ended September 30, 2007 due to higher personnel and related costs of $4.9 million attributable to reallocations of personnel from certain business functions (primarily research and development, services, and sales and marketing) to invest in the Global Product Management function and to support the fulfillment of the technical enablement milestones under the Alliance and other development work. Additionally, cost of software license fees expense increased $1.3 million resulting from an increase in amortization. This increase was partially offset by $2.5 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of cost of software license fees. The remainder of the change compared to the year ended September 30, 2007 is primarily due to an increase in other deferred implementation costs.

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

Cost of maintenance and services for the year ended December 31, 2008 increased compared to the year ended September 30, 2007 as a result of higher personnel and related costs of $20.6 million required primarily to support the implementation services for the increase in large complex multi-product installations. Costs of maintenance and services also increased as a result of the recognition of $2.8 million of previously deferred expenses associated with the completion of certain Faster Payments implementations in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by an increase of $2.3 million in additional deferred implementation costs for various products currently being installed and $0.4 million of reimbursement from IBM. Additionally, cost of maintenance and services increased $3.2 million for the year ended December 31, 2008 primarily as a result of an increase in distributor commission expense and an increase of $1.6 million from higher third party software maintenance expense compared to the year ended September 30, 2007. The remaining $0.6 million increase is related to miscellaneous items including insurance, telecommunications, and facilities costs.

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

R&D expense for the year ended December 31, 2008 decreased as compared to the year ended September 30, 2007, due to lower personnel and related costs of $2.0 million resulting from reallocations of personnel primarily to the services function in support of large complex, multi-product customer installations and $4.2 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of R&D expense.

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

Selling and marketing expense for the year ended December 31, 2008 increased $3.7 million compared to the year ended September 30, 2007 a result of an increase of $1.6 million in personnel and related costs and $0.7 million in advertising and promotional expenses to support the 2008 sales plan and Alliance joint sales and marketing initiatives. In addition, selling and marketing expenses increased as a result of a $0.5 million investment in sales support tools and a $0.4 million increase in professional fees. The remaining increase of $0.6 million is primarily due to an increase in telecommunications and facilities costs.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the year ended December 31, 2008 increased $5.2 million compared to the year ended September 30, 2007. Included in the year ended September 30, 2007, with no corresponding amount during the year ended December 31, 2008, were approximately $11.9 million of expenses related to the historical stock option review. Included in the year ended December 31, 2008, with no corresponding amounts during the year ended September 30, 2007, were $7.5 million of expenses for Transition Services related to the IBM Outsourcing Agreement. In addition, general and administrative expense increased $5.1 million as a result of the services performed under the IBM Outsourcing Agreement offset by a $2.5 million reduction in personnel and related costs due to the headcount reduction associated with the outsource agreement. The remaining increase in general and administrative expenses is primarily the result of a $3.9 million increase in severance expense, $1.9 million increase in professional fees primarily related to the 2008 restructuring activities and related reinvestments, and $1.0 million of consulting expense incurred for the development of our corporate management office and $0.2 million of costs incurred related to moving into our new Omaha facility.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the year ended December 31, 2008 by $13.8 million in net foreign currency gains, compared to $1.9 million net loss during the year ended September 30, 2007. A $5.8 million loss on change in fair value of interest rate swaps was incurred during the year ended December 31, 2008, compared to a $2.1 million loss in the year ended September 30, 2007. Interest income for the year ended December 31, 2008 decreased $1.5 million, or 36.1%, as compared to the year ended September 30, 2007 as a result of lower interest rates and interest income on an amended income tax return in 2007 that did not recur in 2008. Interest expense decreased $1.6 million, or 24.5%, for the year ended December 31, 2008 compared to the year ended September 30, 2007 as a result of lower interest rates and interest expense on income tax returns in 2007 that did not recur in 2008.

Income Taxes

The effective tax rate for the year ended December 31, 2008 was 61.6%. The effective tax rate is higher than the U.S. effective rate of 35% due to the impact of our inability to recognize income tax benefits during the period resulting from losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities. The effective tax rate for the year ended September 30, 2007 was (135.2)%. This rate was negative due to a tax charge compared to a pretax loss, primarily related to reporting losses in countries in which we are unable to record a tax benefit and reporting profits in countries where we do record a tax charge.

2007 Compared to 2006

The following discussion of the results of operations compares the year ended September 30, 2007 to the year ended September 30, 2006.

Revenues

Total revenues for the year ended September 30, 2007 increased $18.3 million, or 5.3%, as compared to the same period in 2006. The increase is the result of a $17.5 million, or 16.9%, increase in maintenance fee revenues and a $26.9 million, or 39.3%, increase in services revenues, partially offset by a $26.1 million, or 14.9% decrease in software license fee revenue. Included in the years ended September 30, 2007 and 2006 was approximately $45.0 million and $2.9 million, respectively, of revenue related to acquired businesses. Excluding the impact of the acquired businesses, total revenues decreased primarily as a result of a $29.6 million, or 16.9%, decrease in software license fee revenues, partially offset by a $5.8 million, or 5.6%, increase in maintenance fee revenue.

The majority of the revenue increase during the year ended September 30, 2007 resulted from growth in the Americas, with an increase of $15.1 million, or 8.3%, over fiscal 2006. Excluding the impact of the acquired businesses, the Americas declined $21.8 million, or 12.0%, compared to fiscal 2006. This was primarily the result of a decline in initial license fees as well as services revenues, which is a result of our practice to not pursue discounted paid up front licensing fee transactions. The EMEA and Asia/Pacific operating segments increased by $2.0 million, or 1.5%, and $1.2 million, or 3.4%, respectively, compared to fiscal 2006. Excluding the impact of acquired businesses, EMEA saw a slight decline of $1.1 million, or 0.9%, primarily driven by a decline in license fees partially offset by an increase in services and maintenance revenue. This was also the case for the Asia/Pacific operating segment, which declined $0.9 million, or 2.5%, when excluding acquired businesses.

The decrease in software license fee revenues for the year ended September 30, 2007 is primarily due to our decision to not pursue discounted paid up front deals, which lead to a decline in initial license fees. It was further impacted by the mix of sales and timing of revenue recognition. This change in sales mix and revenue recognition timing during the year has the corresponding effect of increasing backlog, and to the extent that customers were billed, increasing deferred revenue during the year.

The increase in maintenance fee revenues of $5.8 million, excluding the impact of acquired businesses of $11.7 million, during the year ended September 30, 2007, as compared to the same period in 2006, is primarily the result of an increase in the overall installed base in the EMEA reportable operating segment, and, to a lesser extent, in the Asia/Pacific reportable operating segment.

The slight increase in services revenues of $0.1 million, excluding the impact of acquired businesses of $26.8 million, for the year ended September 30, 2007, as compared to the same period in 2006, resulted primarily from steady activity in the EMEA and Asia/Pacific reportable operating segments.

Expenses

Total operating expenses for the year ended September 30, 2007 increased $69.7 million, or 23.7%, as compared to the same period in 2006. Included in the years ended September 30, 2007 and 2006 was approximately $63.5 million and $4.0 million, respectively, of operating expenses related to acquired businesses. Additionally, there were approximately $11.8 million of costs incurred during the year ended September 30, 2007, and $0.3 million of costs incurred in the same period in 2006, related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC.

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

The increase in the cost of software license fees for the year ended September 30, 2007, as compared to the same period in 2006, excluding the impact of the acquired businesses, was a direct result of a change in product mix in EMEA and Asia/Pacific, partially offset by a decrease in the use of contractors in the Americas.

Cost of maintenance and services for the year ended September 30, 2007 increased as compared to the same period in 2006, excluding the impact of the acquired businesses, in line with the corresponding increase in services revenue in the International operating segments as well as a renewed focus on service activities.

R&D costs for the year ended September 30, 2007 increased slightly as compared to the same period in 2006, excluding the impact of the acquired businesses, due to headcount investment in our Ireland operation. This was partially offset by declining headcount in developed countries concurrent with a shift to low cost geographies such as Romania and India. In addition, we reallocated resources from the R&D function into services activities.

The decrease in selling and marketing costs for the year ended September 30, 2007 as compared to same period in 2006, excluding the impact of the acquired businesses, was a result of sales productivity initiatives and a decrease in advertising and promotion costs due to the timing of certain marketing events and trade shows. This was partially offset by an increase in travel and entertainment expenses related to customer projects.

Approximately $11.5 million of the increase in general and administrative costs during the year ended September 30, 2007, as compared to the same period in 2006, excluding the impact of the acquired businesses, was due to expenses incurred related to the historical stock option review, preparation of restated historical financial information, cash settlement of vested options, and efforts to become current with our filings with the SEC. Also included were $2.6 million and $0.6 million of restructuring and other employee related expense respectively. The remaining difference was driven by investment in infrastructure and the timing of audit professional fees.

Other Income and Expense

Interest income for the year ended September 30, 2007 decreased $3.7 million, or 47.8%, as compared to the same period in 2006. The decrease in interest income is due to interest income of $1.9 million on a refund of income taxes recorded during the year ended September 30, 2006 as well as a decrease in interest bearing assets during the year ended September 30, 2007 as compared to the same period in 2006 due to acquisition activity and the share repurchase program.

Interest expense for the year ended September 30, 2007 increased $6.5 million, as compared to the same period in 2006. As discussed in Note 6, “Debt” in the Notes to Consolidated Financial Statements, we entered into a long term credit facility agreement with aggregate available borrowings of $150 million on September 29, 2006 under which $75 million was outstanding as of September 30, 2007.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for the year ended September 30, 2007 was $3.7 million as compared to other expense for the same period in 2006 of $0.5 million. Comparative changes in other income and expense amounts were attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses recognized by us during the respective fiscal years and the loss on the change in fair value of our interest rate swaps. We realized $1.9 million in net foreign currency losses during the year ended September 30, 2007 as compared with $0.2 million in net losses during the same period in 2006 and a $2.1 million loss on change in fair value of interest rate swaps during the year ended September 30, 2007. These losses were partially offset by a $0.4 million gain under a contractual arrangement.

Income Taxes

The effective tax rates for the years ended September 30, 2007 and 2006 were approximately (135.2%) and 9.1%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. The effective tax rate for the year ended September 30, 2007 is negative due to a tax charge compared to a pretax loss, primarily related to reporting losses in countries in which we are unable to record a tax benefit and reporting profits in countries where we do record a tax charge. The effective tax rate for the year ended September 30, 2006 was lower than the same period in 2007 because we completed the federal tax audit for fiscal years 1997 through 2003 during fiscal 2006 and we also released a valuation reserve we had previously established on our foreign tax credit carryforwards. With the final settlement of the federal tax audit we released all accruals and tax contingencies for those years resulting in a 6.4% reduction in the effective tax rate. During the year ended September 30, 2006, we were able to utilize significant foreign tax credits and based on this fact, as well as our estimates of our ability to utilize the remaining foreign tax credits in future years we also released the valuation reserves related to our carryover general limitation foreign tax credits, resulting in a 20.7% decrease in the effective tax rate.

Segment Results

The following table presents revenues and operating income for the periods indicated by geographic region (in thousands):

	Year Ended	Years Ended
	December 31,	September 30,
	2008	2007	2006

Revenues:
Americas	$207,350	$195,775	$180,718
EMEA	169,046	133,776	131,738
Asia/Pacific	41,257	36,667	35,446

	$417,653	$366,218	$347,902

Operating income (loss):
Americas	$21,714	$14,578	$42,713
EMEA	2,140	(16,942)	3,876
Asia/Pacific	(2,141)	4,783	7,189

	$21,713	$2,419	$53,778

Transition Period Ended December 31, 2007 compared to Quarter Ended December 31, 2006

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$30,274	29.9%	$25,948	27.8%
Monthly license fees (MLFs)	15,992	15.8%	15,237	16.3%

Software license fees	46,266	45.6%	41,185	44.1%
Maintenance fees	32,167	31.8%	28,729	30.8%
Services	22,849	22.6%	23,375	25.1%

Total revenues	101,282	100.0%	93,289	100.0%

Expenses:
Cost of software licenses fees	10,214	10.1%	10,211	10.9%
Cost of maintenance and services	24,689	24.4%	24,147	25.9%
Research and development	16,411	16.2%	11,985	12.8%
Selling and marketing	20,673	20.4%	18,150	19.5%
General and administrative	26,443	26.1%	23,831	25.5%

Total expenses	98,430	97.2%	88,324	94.7%

Operating income	2,852	2.8%	4,965	5.3%
Other income (expense):
Interest income	763	0.8%	885	0.9%
Interest expense	(1,389)	(1.4)%	(1,460)	(1.6)%
Other, net	(334)	(0.3)%	(293)	(0.3)%

Total other income (expense)	(960)	(0.9)%	(868)	(0.9)%

Income before income taxes	1,892	1.9%	4,097	4.4%
Income tax expense	3,908	3.9%	1,476	1.6%

Net income (loss)	$(2,016)	(2.0)%	$2,621	2.8%

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

The increase in software license fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended December 31, 2007, as compared to the same period of 2006, is primarily due to greater license and capacity fee revenues in the Americas and EMEA reportable operating segments. This increase is primarily due to increased capacity requirements for existing customers which is often combined with the renewal of license term.

The increase in maintenance fee revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended December 31, 2007, as compared to the same period of 2006, is primarily a result of an increase in the number of customers in the EMEA reportable operating segment that achieved go live status since December 31, 2006.

The decrease in services revenues, excluding the impact of Visual Web and Stratasoft, during the three months ended December 31, 2007, as compared to the same period of 2006, resulted from a $1.3 million or a 17.7% decline of implementation services primarily in the EMEA reportable operating segment. This was a result of a series of large projects that were completed during the three months ended December 31, 2006. Recognition of implementation services is often a function of timing, as in this case, which drives variances between years. Processing services increased by $0.8 million or 10.7%, driven primarily by Enterprise Banker application services growth offset by the cancellation of a facilities management contract in the Americas reportable operating segment.

Expenses

Total operating expenses for the three months ended December 31, 2007 increased $10.1 million, or 11.4%, as compared to the same period of 2006. Included in the three months ended December 31, 2007 operating expenses with no corresponding amount in the same period of 2006 was approximately $2.3 million of operating expenses related to acquired businesses.

Excluding the impact of the acquired businesses, total expenses increased primarily as a result of a $3.4 million, or 28.0% increase in research and development costs, a $2.3 million, or 12.8%, increase in selling and marketing costs, a $2.5 million, or 10.5% increase in general and administrative costs, offset by a $0.1 million, or 0.5%, decrease in maintenance and service costs and a $0.3 million, or 2.7%, decrease in the cost of software license fees.

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

Research and development (“R&D”) costs for the three months ended December 31, 2007 increased $4.4 million, or 36.9%, as compared to the same period of 2006. The increase resulted from expenses of $1.1 million related to acquired businesses and $3.3 million of expenses associated with B24-eps R&D activities, build-out of ACI On Demand and other software optimization efforts.

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

General and administrative costs for the three months ended December 31, 2007 increased $2.6 million, or 11.0%, as compared to the same period of 2006. Included in costs for the three months ended December 31, 2007, with no corresponding amount in the same period of 2006, are general and administrative costs of approximately $0.1 million related to acquired businesses. Additionally, included in the three months ended December 31, 2007, were $3.0 million of accounting and tax professional fees, $1.3 million of expense associated with early termination of the corporate jet lease, $0.7 million of restructuring and other employee related expense, $0.5 million of professional fees to support the Alliance, $0.5 million of increased rent and utilities expense related to improvements made in our United Kingdom and Canada facilities and $0.4 million of other expenses offset by $1.3 million for release of the accrual related to LTIP Performance Shares granted in fiscal 2005 and 2006.  Approximately $2.6 million of the expenses incurred in the three months ended December 31, 2006, with no corresponding amount during the same period in 2007, related to the historical stock option review and management analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, our principal sources of liquidity consisted of $113.0 million in cash and cash equivalents and $75.0 million of unused borrowings under our revolving credit facility. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility, our liquidity or materially impacted our funding costs. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of December 31, 2008. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. We cannot assure you that alternative financing on acceptable terms would be available to replace any defaulted commitments.

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

On August 27, 2007, we entered into an amendment to our credit agreement which amended the definition of consolidated EBITDA, as it relates to the calculation for our debt covenants, to exclude certain non-recurring items and to incorporate the change in our fiscal year end to a calendar year, effective January 1, 2008.

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

On October 5, 2006, we exercised our right to convert the rate on our initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at December 31, 2008 was 5.21%. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on our leverage ratio. The initial principal borrowings of $75 million were outstanding at December 31, 2008. There is $75 million remaining under the credit facility for future borrowings. See Note 7, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements for further detail.

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

Since these interest rate swaps do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivatives and Hedging Instruments, changes in market interest rates will impact our earnings. See Item 7a, Quantitative and Qualitative Disclosures About Market Risk and Note 7, “Derivative Instruments and Hedging Activities”, in the Notes to the Consolidated Financial Statements.

The board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210.0 million of our common stock. During the year ended December 31, 2008, we repurchased 1,639,755 shares of our common stock at an average price of $18.33 per share under this stock repurchase program. Under the program to date, we have purchased approximately 6,049,484 shares for approximately $154 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of December 31, 2008.

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

	Year Ended	Year Ended
	December 31,	September 30,
	2008	2007	2006
	(Amounts in thousands)

Net cash provided by (used in):
Operating activities	$77,826	$24,847	$60,701
Investing activities	(16,956)	(25,964)	(79,437)
Financing activities	(27,687)	(50,005)	45,156

2008 compared to 2007

Net cash flows provided by operating activities during the year ended December 31, 2008 amounted to $77.8 million as compared to $24.8 million during the year ended September 30, 2007. The comparative period increase in net cash flows from operating activities of $53.0 million was principally the result of the following items: $40.9 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance, an increase of $19.7 million from net income of $10.6 million during the year ended December 31, 2008 compared to a net loss of $9.1 million during the year ended September 30, 2007, the payment of $10.6 million for P&H acquisition-related compensation charges during the year ended September 30, 2007, the payment of a class action litigation settlement of $8.5 million during the year ended September 30, 2007, and an increase in accruals for other expenses of $1.5 million during the year ended December 31, 2008. Additionally, non-cash expense increased by $16.1 million during the year ended December 31, 2008 for items including depreciation, amortization, deferred taxes, and the interest rate swaps. These items were partially offset by decreased cash collections on customer receivables and decreased deferred revenues during the year ended December 31, 2008 as compared to the year ended September 30, 2007 of $44.3 million.

Net cash flows used in investing activities totaled $17.0 million during the year ended December 31, 2008 as compared to $26.0 million used in investing activities during the year ended September 30, 2007. During the year ended December 31, 2008, we used cash of $12.0 million to purchase software, property and equipment and $6.3 million for costs related to fulfillment of the technical enablement milestones under the Alliance. We also used cash of $0.2 million for contingency payments on prior acquisitions. These uses of cash were partially offset during the year ended December 31, 2008, by $1.5 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the Alliance. During the year ended September 30, 2007, we used cash of $6.1 million to pay costs related to the second closing of the purchase of eps AG, $0.7 million related to the P&H acquisition, $8.3 million for the acquisition of Visual Web, $2.5 million for the acquisition of Stratasoft, and other direct acquisition costs. These uses of cash were partially offset during the year ended September 30, 2007 by $0.5 million in proceeds from an asset transfer. We also used cash of $8.9 million to purchase software, property and equipment during the year ended September 30, 2007.

Net cash flows used in financing activities totaled $27.7 million during the year ended December 31, 2008 as compared to net cash flows used of $50.0 million during the year ended September 30, 2007. During the years ended December 31, 2008 and September 31, 2007, we used cash of $30.1 million and $46.7 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $3.3 million and $3.4 million during the years ended December 31, 2008 and September 30, 2007, respectively. During the years ended December 31, 2008 and September 30, 2007, we received proceeds of $4.0 million and $0.1 million, respectively, including corresponding excess tax benefits, from the exercises of stock options. During the year ended December 31, 2008, we received proceeds of $1.7 million for the issuance of common stock for purchases under our Employee Stock Purchase Plan.

We realized a $17.2 million decrease in cash during the year ended December 31, 2008 and a $1.8 million increase in cash during year ended September 30, 2007 related to foreign exchange rate variances.

2007 compared to 2006

Net cash flows provided by operating activities during the year ended September 30, 2007 amounted to $24.8 million as compared to net cash flows provided by operating activities of $60.7 million during the same period in 2006. The comparative period decrease in net cash flows from operating activities of $35.9 million was principally the result of the following items: a decrease of $64.5 million from net income of $55.4 million during the year ended September 30, 2006 to a net loss of $9.1 million, the payment of $10.6 million for P&H acquisition-related compensation charges, the payment of a class action litigation settlement of $8.5 million, the receipt of a cash refund of $10.9 million related to the settlement of the IRS audit of tax years 1997 through 2003 during fiscal 2006, and a decrease in accruals for other expenses of $16.6 million during the year ended September 30, 2007. These items were partially offset by increased cash collections on customer receivables and higher deferred revenues during the yea ended September 30, 2007 as compared to the same period in 2006 of $45.4 million and increased non-cash expenses of $29.8 million, such as depreciation, amortization and deferred taxes. The 2006 and 2007 acquisitions have increased accrued expenses due to the volume of expenses and increased depreciation and amortization due to the intangibles and fixed assets related to the acquisitions.

Net cash flows used in investing activities totaled $26.0 million during the year ended September 30, 2007 as compared to $79.4 million used in investing activities during the same period in 2006. During the year ended September 30, 2007, we used cash of $6.1 million to pay costs related to the second closing of the purchase of eps AG, $0.7 million related to the P&H acquisition, $8.3 million for the acquisition of Visual Web, $2.5 million for the acquisition of Stratasoft, and other direct acquisition costs. These uses of cash were partially offset in the year ended September 30, 2007 by $0.5 million in proceeds from an asset transfer. We also used cash of $8.9 million to purchase software, property and equipment. During the year ended September 30, 2006, we used cash of $50.9 million to increase our holding of marketable securities and $6.0 million to purchase software, property and equipment. We also used cash of $13.0 million for the acquisition of eps AG and $133.3 million for the acquisition of P&H. These uses of cash were partially offset in the year ended September 30, 2006 by $123.8 million provided by the sale of marketable securities.

Net cash flows used in financing activities totaled $50.0 million during the year ended September 30, 2007 as compared to net cash flows provided of $45.2 million during the same period in 2006. In the year ended September 30, 2007 and 2006, we used cash of $46.7 million and $39.7 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $3.4 million and $3.7 million during the years ended September 30, 2007 and 2006, respectively. During the years ended September 30, 2007 and 2006, we received proceeds of $0.1 million and $14.0 million, respectively, including corresponding excess tax benefits, from the exercises of stock options. In the year ended September 30, 2006, we received proceeds of $75.0 million from borrowings under our revolving credit facility to finance the purchase of P&H.

We realized a $1.8 million increase in cash during the year ended September 30, 2007 and a $0.04 million increase in cash during the same period in 2006 related to foreign exchange rate variances.

Transition Period Ended December 31, 2007 compared to Quarter Ended December 31, 2006

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each period.

	Three Months Ended December 31,
	2007	2006
	(Amounts in thousands)

Net cash provided by (used in):
Operating activities	$12,123	$(611)
Investing activities	5,898	(13,836)
Financing activities	20,382	(6,085)

Net cash flows provided by operating activities for the three months ended December 31, 2007 amounted to $12.1 million as compared to net cash flows used by operating activities of $0.6 million during the same period in 2006. The comparative period increase in net cash flows from operating activities of $12.7 million was principally the result of the following items: $8.5 million paid during the three months ended December 31, 2006 for settlement of the class action lawsuit, a $16.1 million increase in deferred revenue and a decrease in accruals for other expenses of $21.1 million in the three months ended December 31, 2007. These items were partially offset by a net loss of $2.0 million for the three months ended December 31, 2007 as compared to net income of $2.6 million for the same period in 2006 and decreased cash collections on customer receivables of $27.1 million in the three months ended December 31, 2007 as compared to the same period in 2006 and decreased non-cash expenses of $1.3 million, such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes.

Net cash flows provided by investing activities totaled $5.9 million in the three months ended December 31, 2007 as compared to $13.8 million used in investing activities during the same period in 2006. During the three months ended December 31, 2007, we used cash of $47,000 for a contingency payment under the S2 Systems, Inc. purchase agreement. We also used cash of $3.9 million to purchase software, property and equipment. These uses of cash flow were offset in the three months ended December 31, 2007 by $9.3 million received related to the Alliance and $0.5 million in proceeds from asset transferred under contractual arrangement. During the three months ended December 31, 2006, we used cash of $2.5 million to increase our holdings of marketable securities and $5.1 million to purchase software, property and equipment. We also used cash of $6.2 million for the acquisition of eps AG and $0.6 million related to the acquisition of P&H during the three months ended December 31, 2006. These uses of cash were partially offset in the three months ended December 31, 2006 by $0.5 million provided by assets transferred under contractual arrangement.

Net cash flows provided by financing activities totaled $20.4 million in the three months ended December 31, 2007 as compared to net cash flows used of $6.1 million during the same period in 2006. In the three months ended December 31, 2007 and 2006, we used cash of $4.0 million and $4.4 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.6 million and $1.5 million during the three months ended December 31, 2007 and 2006, respectively. In 2007 and 2006, we received proceeds of $0.7 million and $42,000, respectively, including corresponding excess tax benefits, from the exercises of stock options. In the three months ended December 31, 2007, we received $24.0 million for issuance of common stock warrants related to the Alliance and $0.3 million in proceeds for the issuance of common stock for a purchase under our Employee Stock Purchase Plan.

We also realized a $2.2 million decrease in cash during the three months ended December 31, 2007 compared to a $0.3 million increase in cash during the same period of 2006 related to foreign exchange rate variances.

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through August 2028, and also lease certain property under capital lease agreements that expire in various years through 2012. Additionally, we have entered into a long term credit facility agreement that expires in 2011. Under the Outsourcing Agreement with IBM, we will pay IBM for IT services through a combination of fixed and variable charges subject to actual services needed, applicable service levels and statements of work. The total amount paid is subject to a minimum commitment as provided in the Outsourcing Agreement. Contractual obligations as of December 31, 2008 are as follows (in thousands):

	Payments due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Operating lease obligations	$67,548	$9,721	$13,961	$7,183	$36,683
Capital leases	2,553	1,423	895	235	—
Long-term credit facility	75,000	—	75,000	—	—
Long-term credit facility interest(1)	10,746	3,908	6,838	—	—
IBM Outsourcing Minimum Commitment	49,215	8,036	16,359	15,742	9,078

Total	$205,062	$23,088	$113,053	$23,160	$45,761

(1)	Based upon the interest rate in effect at December 31, 2008, of 5.21%.

The following table discloses aggregate information about our derivative financial instruments as of December 31, 2008, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Source of fair value
Derivative financial instruments(1)	$8,624	$5,263	$3,361	$—	$—

Total	$8,624	$5,263	$3,361	$—	$—

(1)	Fair value of interest rate swaps at December 31, 2008 was provided by the counter-party to the underlying contract.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended). The liability for unrecognized tax benefits at December 31, 2008 is $11.5 million.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2008, December 31, 2007 and September 30, 2007, our intangible assets, excluding goodwill, net of accumulated amortization, were $30.3 million, $38.1 million and $39.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of December 31, 2008, December 31, 2007 and September 30, 2007, our goodwill was $200.0 million, $206.8 million and $205.7 million, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. When SFAS No. 142 was adopted we selected the end of our fiscal year (or September 30) as our annual impairment testing date. During the current year, we changed our fiscal year end from September 30 to December 31. As a result of the change in our fiscal year, we evaluated our annual goodwill impairment testing date and concluded to change our impairment testing date to October 1st versus the end of our new fiscal year.

Stock-Based Compensation

Effective October 1, 2005 we began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123(R). We adopted the modified prospective transition method provided for under SFAS No. 123(R), and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards for fiscal years 2007 and 2006 includes (i) amortization related to the remaining unvested portion of stock-based awards granted prior to September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) amortization related to stock-based awards granted subsequent to September 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were issued during the years ended September 30, 2007, 2006 and 2005. These awards are earned based on the achievement over a specified period of performance goals related to certain performance indicators. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the year ended December 31, 2008, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in its determination of estimated fair values of financial assets as of December 31, 2008, and the impact was not material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2008. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2008, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.2 million annually.

During the year ended September 30, 2007, we entered into two interest rate swaps, including a forward starting swap, with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. As of December 31, 2008, the fair value liability of the interest rate swaps was approximately $8.6 million, of which $5.3 million and $3.3 million was included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. The potential loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $0.4 million at December 31, 2008. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statement of operations, along with the related income tax effects.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2008.

In connection with our evaluation of disclosure controls and procedures, we have concluded that we have a material weakness in our internal control over financial reporting, as described below. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the following material weakness in internal control over financial reporting existed as of December 31, 2008.

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

As a result of the material weakness described above, management has concluded that its internal control over financial reporting was not effective as of December 31, 2008. The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm.

c)	Changes in Internal Control over Financial Reporting

As previously disclosed, we have implemented remediation activities related to material weaknesses identified in our assessment of internal control over financial reporting as of September 30, 2007. The material weaknesses as of September 30, 2007 related to our internal control over the accounting for the recognition of revenue and the accounting for income taxes. As of December 31, 2008, we believe the remediation activities are properly designed and have been in place for a sufficient amount of time to conclude that they operating effectively as of December 31, 2008. Therefore, these material weaknesses have been remediated during the fourth quarter of 2008.

During management’s evaluation of internal control over financial reporting as of December 31, 2008, we identified a material weakness related to accounting for software implementation service and license arrangements in the Asia Pacific region. During the 4th quarter of 2008, the Company developed and implemented the following initiatives which have significantly improved the accounting for and oversight of these software implementation and license arrangement. However, these initiatives have not been in place for a sufficient period of time to conclude on their operating effectiveness.

Remedial actions for the material weakness identified as of December 31, 2008 related to accounting for software implementation services and licenses arrangements in the Asia Pacific region

1) Created an Implementation Services Methodology which sets forth the processes, methodology, tools, roles and responsibilities in managing our implementation projects on a global basis inclusive of a global Project Completion Policy.

2) Established a Corporate Management Office to provide a standard methodology on how to manage, coordinate, report and escalate projects during implementation.

3) Established a Deal Review Committee to review and coordinate the closing of a contract and subsequently create detailed project plans for implementation.

4) Created a disciplined process to account for all service hours.

5) Implemented bi-weekly meetings to increase corporate oversight of implementation service and license arrangements across the channels.

Additionally, in the first quarter of 2009, we developed a formal communication strategy and plan to educate and train personnel on ACI’s Implementation Services Methodology, Corporate Management Office and Deal Review Committee processes.

Except for the changes described above, there have been no changes during the Company’s quarter ended December 31, 2008 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACI Worldwide, Inc.:

We have audited ACI Worldwide, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified a material weakness related to its accounting for software implementation service and license arrangements in the Asia Pacific region. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries as of December 31, 2008 and 2007 and September 30, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008, the three-month period ended December 31, 2007, and each of the years in the two-year period ended September 30, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 3, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Omaha, Nebraska
March 3, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2009 (the “2009 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2009 Proxy Statement is incorporated herein by reference. In addition, the information included in the section entitled “Corporate Governance” in our 20098 Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principle accounting officer and controller) and employees. We have also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, Controller, and persons performing similar functions. The full text of both the Code of Business Conduct and Ethics and Code of Ethics is published on our website at www.aciworldwide.com in the “Investors — Corporate Governance” section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics and the Code of Ethics on our website promptly following the adoption of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Stock Ownership” in our 2009 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” if any, in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information included in the sections entitled “Report of Audit Committee” and “Proposal 2 — Ratification of Appointment of the Company’s Independent Auditors” in our 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this annual report on Form 10-K:

(1) Financial Statements.  The following index lists consolidated financial statements and notes thereto filed as part of this annual report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of December 31, 2008 and 2007 and September 30, 2007	64
Consolidated Statements of Operations for the year ended December 31, 2008, the three-month period ended December 31, 2007, and each of the two years in the period ended September 30, 2007	65
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2008, the three-month period ended December 31, 2007, and each of the two years in the period ended September 30, 2007	66
Consolidated Statements of Cash Flows for the year ended December 31, 2008, the three-month period ended December 31, 2007, and each of the two years in the period ended September 30, 2007	67
Notes to Consolidated Financial Statements	68

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

(3) Exhibits.  The following exhibit index lists exhibits incorporated herein by reference, filed as part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit
No.		Description

3	.01(1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3	.02(2)	Amended and Restated Bylaws of the Company
4	.01(3)	Form of Common Stock Certificate
10	.01(4)*	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10	.02(5)*	ACI Holding, Inc. 1994 Stock Option Plan, as amended
10	.03(6)*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10	.04(7)*	Transaction Systems Architects, Inc. 1997 Management Stock Option Plan, as amended
10	.05(8)*	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended
10	.06(9)*	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended
10	.07(10)*	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10	.08(11)*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
10	.9(12)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10	.10(13)*	Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers
10	.11(14)*	Indemnification Agreement between the Company and certain officers, including executive officers

Exhibit
No.		Description

10	.12(15)	Asset Purchase Agreement by and between S2 Systems, Inc. and the Company
10	.13(16)*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan
10	.14(17)*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan
10	.15(18)*	Form of Stock Option Agreement for the Company’s 1997 Management Stock Option Plan
10	.16(19)*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan
10	.17(20)*	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan
10	.18(21)*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan
10	.19(22)*	Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10	.20(23)*	Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10	.21(24)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10	.22(25)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009
10	.23(26)*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005
10	.24(27)*	MessagingDirect Ltd. Amended and Restated Employee Share Option Plan, as amended
10	.25(28)	Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG
10	.26(29)	Agreement and Plan of Merger dated August 28, 2006 by and among Transaction Systems Architects, Inc., Parakeet MergerSub Corp., and P&H Solutions, Inc.
10	.27(30)	Credit Agreement by and among Transaction Systems Architects, Inc. and Wachovia Bank, National Association
10	.28(31)*	Description of the 2007 Calendar Year Management Incentive Compensation Plan
10	.29(33)*	Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007
10	.30(33)*	2007 Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers
10	.31(34)*	Description of the 2008 Management Incentive Compensation Plan
10	.32(35)*	Separation, Non-Compete, Nonsolicitation and Non-Disclosure Agreement and General Release with Mark R. Vipond dated August 11, 2008
10	.32(36)*	2008 Executive Management Incentive Compensation Plan
10	.34(37)*	2008 Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers
10	.35(38)*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10	.36(39)	Master Alliance Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.37(40)	Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.38(41)	Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.39(42)	Master Services Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith)
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit
No.		Description

31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32	.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(6)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(7)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(8)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(9)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.

(10)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(11)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(12)	Incorporated herein by reference to registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007.

(13)	Incorporated herein by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

(14)	Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2003.

(15)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 1, 2005.

(16)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(17)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(18)	Incorporated herein by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(19)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.

(20)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(21)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(22)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.

(23)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008.

(24)	Incorporated herein by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for period ended June 30, 2007.

(25)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.

(26)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(27)	Incorporated herein by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(28)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006.

(29)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 1, 2006.

(30)	Incorporated herein by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

(31)	Incorporated herein by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed March 21, 2007.

(32)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed May 16, 2007.

(33)	Incorporated herein by reference to Exhibit 10.2 the registrant’s current report on Form 8-K filed September 7, 2007.

(34)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed February 4, 2008.

(35)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed August 15, 2008.

(36)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.

(37)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.

(38)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008.

(39)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(40)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(41)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(42)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2008.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACI Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2008 and September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008, the three-month period ended December 31, 2007 and each of the years in the two-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2008 and 2007 and September 30, 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, the three-month period ended December 31, 2007, and each of the years in the two-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, as of October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACI Worldwide, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 3, 2009

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,	September 30,
	2008	2007	2007
	(In thousands, except share amounts)

ASSETS
Current assets
Cash and cash equivalents	$112,966	$97,011	$60,794
Billed receivables, net of allowances of $1,920, $1,723 and $2,041, respectively	77,738	87,932	70,384
Accrued receivables	17,412	11,132	11,955
Deferred income taxes, net	17,005	5,824	7,088
Recoverable income taxes	3,140	6,336	3,852
Prepaid expenses	9,483	9,803	10,572
Other current assets	8,800	8,399	7,233

Total current assets	246,544	226,437	171,878

Property, plant and equipment, net	19,421	19,503	19,356
Software, net	29,438	31,430	31,764
Goodwill	199,986	206,770	205,715
Other intangible assets, net	30,347	38,088	39,685
Deferred income taxes, net	12,899	30,530	24,315
Other assets	14,207	17,700	14,028

TOTAL ASSETS	$552,842	$570,458	$506,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,047	$16,351	$14,677
Accrued employee compensation	19,955	22,659	22,625
Deferred revenue	99,921	115,519	97,042
Income taxes payable	78	—	2,251
Alliance agreement liability	6,195	9,331	—
Accrued and other current liabilities	24,068	22,992	17,925

Total current liabilities	166,264	186,852	154,520

Deferred revenue	24,296	27,253	30,280
Note payable under credit facility	75,000	75,000	75,000
Deferred income taxes, net	2,091	3,245	3,265
Alliance agreement noncurrent liability	37,327	—	—
Other noncurrent liabilities	34,023	37,069	18,664

Total liabilities	339,001	329,419	281,729

Commitments and contingencies
Stockholders’ equity
Preferred stock , $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007 and September 30, 2007, respectively	—	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at December 31, 2008 and 2007 and September 30, 2007	204	204	204
Common stock warrants	24,003	24,003	—
Treasury stock, at cost, 5,909,000, 5,144,947 and 5,115,367 shares outstanding at December 31, 2008 and 2007 and September 30, 2007, respectively	(147,808)	(140,320)	(140,340)
Additional paid-in capital	302,237	311,108	312,642
Retained earnings	58,468	47,886	53,226
Accumulated other comprehensive loss	(23,263)	(1,842)	(720)

Total stockholders’ equity	213,841	241,039	225,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,842	$570,458	$506,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Three
	Ended	Months Ended	For the Years
	December 31,	December 31,	Ended September 30,
	2008	2007	2007	2006
	(In thousands, except per share amounts)

Revenues:
Software license fees	$169,210	$46,266	$149,485	$175,629
Maintenance fees	130,015	32,167	121,233	103,708
Services	118,428	22,849	95,500	68,565

Total revenues	417,653	101,282	366,218	347,902

Expenses:
Cost of software license fees	45,487	10,214	42,237	31,124
Cost of maintenance and services	124,744	24,689	98,605	79,622
Research and development	45,896	16,411	52,088	40,768
Selling and marketing	74,028	20,673	70,280	66,720
General and administrative	105,785	26,443	100,589	67,440
Settlement of class action litigation	—	—	—	8,450

Total expenses	395,940	98,430	363,799	294,124

Operating income	21,713	2,852	2,419	53,778
Other income (expense):
Interest income	2,609	763	4,082	7,825
Interest expense	(5,013)	(1,389)	(6,644)	(185)
Other, net	8,247	(334)	(3,740)	(543)

Total other income (expense)	5,843	(960)	(6,302)	7,097

Income (loss) before income taxes	27,556	1,892	(3,883)	60,875
Income tax expense	16,974	3,908	5,248	5,510

Net income (loss)	$10,582	$(2,016)	$(9,131)	$55,365

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,498	35,700	36,933	37,369
Diluted	34,795	35,700	36,933	38,237
Earnings (loss) per share
Basic	$0.31	$(0.06)	$(0.25)	$1.48
Diluted	$0.30	$(0.06)	$(0.25)	$1.45

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Retained	Accumulated
		Common		Additional	Earnings	Other
	Common	Stock	Treasury	Paid-in	(Accumulated	Comprehensive
	Stock	Warrants	Stock	Capital	Deficit)	Income (Loss)	Total
	(In thousands)

Balance at September 30, 2005	$202	$—	$(68,596)	$288,001	$6,992	$(9,161)	$217,438
Comprehensive income information:
Net income	—	—	—	—	55,365	—	55,365
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	566	566
Change in unrealized investment holding loss	—	—	—	—	—	6	6

Comprehensive income							55,937
Repurchase of common stock	—	—	(40,156)	—	—	—	(40,156)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	507	751	—	—	1,258
Exercises of stock options	2	—	6,002	5,752	—	—	11,756
Issuance of common stock in connection with eps AG acquisition	—	—	7,930	3,125	—	—	11,055
Tax benefit of stock options exercised	—	—	—	3,610	—	—	3,610
Stock option compensation	—	—	—	6,314	—	—	6,314

Balance at September 30, 2006	204	—	(94,313)	307,553	62,357	(8,589)	267,212

Comprehensive income (loss) information:
Net loss	—	—	—	—	(9,131)	—	(9,131)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	7,869	7,869

Comprehensive income (loss)							(1,262)
Repurchase of common stock	—	—	(46,187)	—	—	—	(46,187)
Exercises of stock options	—	—	160	(155)	—	—	5
Stock option settlements	—	—	—	(3,399)	—	—	(3,399)
Tax benefit of stock options exercised and settled	—	—	—	1,074	—	—	1,074
Stock based compensation	—	—	—	7,311	—	—	7,311
Employee Stock Purchase Plan compensation	—	—	—	258	—	—	258

Balance at September 30, 2007	204	—	(140,340)	312,642	53,226	(720)	225,012

Comprehensive loss information:
Net loss	—	—	—	—	(2,016)	—	(2,016)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(1,122)	(1,122)

Comprehensive loss							(3,138)
Repurchase of common stock	—	—	(3,708)	—	—	—	(3,708)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,165	(631)	—	—	1,534
Exercises of stock options	—	—	1,563	(953)	—	—	610
Stock option settlements	—	—	—	(151)	—	—	(151)
Tax benefit of stock options exercised and cash settled	—	—	—	206	—	—	206
Stock-based compensation	—	—	—	(5)	—	—	(5)
Issuance of common stock warrants	—	24,003	—	—	—	—	24,003
Cumulative effect of a change in accounting principle - adoption of FIN 48	—	—	—	—	(3,324)	—	(3,324)

Balance at December 31, 2007	$204	$24,003	$(140,320)	$311,108	$47,886	$(1,842)	$241,039

Comprehensive loss information:
Net income	—	—	—	—	10,582	—	10,582
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(21,421)	(21,421)

Comprehensive loss							(10,839)
Repurchase of common stock	—	—	(30,063)	—	—	—	(30,063)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,618	(1,141)	—	—	1,477
Exercises of stock options	—	—	7,854	(4,013)	—	—	3,841
Tax benefit of stock options exercised and cash settled	—	—	—	498	—	—	498
Stock-based compensation	—	—	—	7,888	—	—	7,888
Non-vested restricted share awards subject to redemption	—	—	12,328	(12,328)	—	—	—
Forfeiture of non-vested restricted share awards	—	—	(225)	225	—	—	—

Balance at December 31, 2008	$204	$24,003	$(147,808)	$302,237	$58,468	$(23,263)	$213,841

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Three	For the Years
	Ended	Months Ended	Ended
	December 31,	December 31,	September 30,
	2008	2007	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$10,582	$(2,016)	$(9,131)	$55,365
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	6,506	1,496	5,900	3,984
Amortization	15,544	3,724	14,603	4,377
Tax expense of intellectual property shift	1,942	591	1,912	637
Amortization of debt financing costs	336	84	336	—
Gain on reversal of asset retirement obligation	(949)	—	—	—
Gain on transfer of assets under contractual obligations	(219)	(386)	(404)	—
(Gain) loss on disposal of assets	290	17	(28)	452
Change in fair value of interest rate swaps	5,800	2,475	2,077	—
Deferred income taxes	4,739	(741)	(6,832)	(9,810)
Stock-based compensation expense (recovery)	7,888	(5)	7,569	6,314
Tax benefit of stock options exercised and cash settled	357	97	1,043	1,370
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	(5,401)	(17,552)	11,145	(6,226)
Other current assets	(187)	(384)	(1,659)	(810)
Other assets	617	(702)	(2,293)	151
Accounts payable	(2,494)	2,799	(3,343)	(1,381)
Accrued employee compensation	51	(73)	(12,162)	(2,483)
Proceeds from alliance agreement	40,935	—	—	—
Accrued liabilities	(2,609)	3,982	2,949	(334)
Accrued settlement for class action litigation	—	—	(8,450)	8,450
Current income taxes	2,130	2,443	(1,122)	(1,600)
Deferred revenue	(7,012)	16,171	20,738	(7,354)
Other current and noncurrent liabilities	(1,020)	103	1,999	9,599

Net cash flows from operating activities	77,826	12,123	24,847	60,701

Cash flows from investing activities:
Purchases of property and equipment	(7,021)	(2,227)	(7,784)	(3,928)
Purchases of software and distribution rights	(4,936)	(1,658)	(1,107)	(2,060)
Purchases of marketable securities	—	—	(2,500)	(50,938)
Sales of marketable securities	—	—	2,500	123,763
Alliance technical enablement expenditures	(6,328)	—	—	—
Proceeds from alliance agreement, net of common stock warrants	1,498	9,330	—	—
Proceeds from transfer of assets under contractual arrangements	—	500	500	—
Acquisition of business, net of cash acquired	(169)	(47)	(17,579)	(146,274)
Other	—	—	6	—

Net cash flows from investing activities	(16,956)	5,898	(25,964)	(79,437)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,704	279	—	1,258
Proceeds from issuance of common stock warrants	—	24,003	—	—
Proceeds from exercises of stock options	3,841	610	40	11,756
Excess tax benefit of stock options exercised	142	109	31	2,240
Purchases of common stock	(30,063)	(3,994)	(46,707)	(39,676)
Borrowings under revolving credit facility	—	—	—	75,000
Payments on debt and capital leases	(3,311)	(625)	(3,369)	(3,724)
Payment for debt issuance costs	—	—	—	(1,680)
Other	—	—	—	(18)

Net cash flows from financing activities	(27,687)	20,382	(50,005)	45,156

Effect of exchange rate fluctuations on cash	(17,228)	(2,186)	1,768	35

Net increase (decrease) in cash and cash equivalents	15,955	36,217	(49,354)	26,455
Cash and cash equivalents, beginning of period	97,011	60,794	110,148	83,693

Cash and cash equivalents, end of period	$112,966	$97,011	$60,794	$110,148

Supplemental cash flow information
Income taxes paid, net	$9,940	$243	$14,450	$2,069
Interest paid	$4,392	$1,271	$3,573	$153
Supplemental noncash investing activities
Shares issued in connection with acquisitions	$—	$—	$—	$11,055
Costs accrued in connection with acquisitions	$—	$—	$47	$606

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

ACI Worldwide, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “ACI” or the “Company”), develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and electronic-payment processors, both in domestic and international markets.

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During the year ended December 31, 2008, three month period ended December 31, 2007, and years ended September 30, 2007 and 2006, approximately 47%, 51%, 49%, and 57% respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31. The Company’s new fiscal year commenced January 1, 2008 and ended on December 31, 2008. This Annual Report on Form 10-K presents the Company’s financial position as of December 31, 2008 to December 31, 2007 and September 30, 2007 and the results of operations for the year ended December 31, 2008 with the results of operations for the three months ended December 31, 2007 and the years ended September 30, 2007 and 2006. The Company changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of acquisition include: Visual Web Solutions, Inc. (“Visual Web”) and Stratasoft Sdn Bhd (“Stratasoft”) acquired during the year ended September 30, 2007; eps Electronic Payment Systems AG (“eps AG”), and its subsidiaries and P&H Solutions, Inc. (“P&H”), acquired during the year ended September 30, 2006. All significant intercompany balances and transactions have been eliminated.

Capital Stock

Our outstanding capital stock consists of a single class of common stock. Each share of common stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.

Use of Estimates and Risks and Uncertainties

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

Our financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect our future financial statements and cause actual results to vary materially from expectations include, but are not limited to, the global financial crisis affecting the banking system and financial markets, current global economic conditions, demand for the Company’s products, increased competition, changes in the software

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market, risks from operating internationally, the Company’s alliance with IBM, the Company’s outsourcing agreement with IBM, the protection of the Company’s intellectual property, volatility in the Company’s stock price, the performance of the Company’s strategic product — BASE24-eps, consolidation and other changes in the financial services industry, the Company’s tax positions, the complexity of our products and the risk that they may contain hidden defects, future acquisitions and investments, the Company’s offshore software development activities, litigation, security breaches or computer viruses, governmental regulations and industry standards, the Company’s compliance with privacy regulations, system failures, the Company’s restructuring plan, the maturity of certain legacy retail payment products, restrictions and other financial covenants in the Company’s credit facility, and volatility and disruption of the capital and credit markets.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Three Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	September 30,
	2008	2007	2007	2006

Software license fees	$18,212	$2,576	$9,792	$15,432
Maintenance fees	6,494	1,101	4,440	5,632
Services	11,131	1,317	4,568	4,441

Total	$35,837	$4,994	$18,800	$25,505

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

Hosting.  The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. The Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements. Any up-front fees allocated to the hosting services are recognized over the estimated life of the hosting relationship. Professional services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value. Hosting-related revenue is reflected in the appropriate revenue line item in the statements of operations based upon the nature of the product or service.

The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate agreements for revenue recognition

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash, Cash Equivalents and Marketable Securities

The Company classifies any investments in auction rate notes as marketable securities. Although auction rate notes are AAA rated and are traded via the auction process within a period of three months or less, the Company determined that classification of these securities as marketable securities is appropriate due to the potential uncertainties inherent with any auction process plus the long-term nature of the underlying securities. The Company considers all other highly liquid investments with original maturities of three months or less to be cash equivalents.

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

The Company maintains a general allowance for doubtful accounts based on historical experience, along with additional customer-specific allowances. The Company regularly monitors credit risk exposures in accounts receivable. In estimating the necessary level of our allowance for doubtful accounts, management considers the aging of accounts receivable, the creditworthiness of customers, economic conditions within the customer’s industry, and general economic conditions, among other factors.

The following reflects activity in the Company’s allowance for uncollectible accounts receivable (in thousands):

		Three Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	September 30,
	2008	2007	2007	2006

Balance, beginning of period	$1,723	$2,041	$2,110	$2,390
Additions related to acquisition of eps AG	—	—	—	113
Additions related to acquisition of P&H	—	—	—	235
Additions related to acquisition of Stratasoft	—	—	339	—
Provision charged to general and administrative expense	564	215	373	206
Amounts written off, net of recoveries	(367)	(533)	(781)	(834)

Balance, end of period	$1,920	$1,723	$2,041	$2,110

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts charged to general and administrative expenses during the year ended December 31, 2008, three month period ended December 31, 2007 and years ended September 30, 2007, and 2006 reflect increases in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Software

Software may be for internal use or available for sale. Costs related to certain software, which is available for sale, are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. Software for internal use is capitalized in accordance with AICPA SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“internal-use software”) (“SOP 98-1”).

Amortization of software costs to be sold or marketed externally, begins when the product is available for licensing to customers and is determined on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of anticipated future gross revenue or remaining estimated economic life of the software product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of internal-use software, is generally computed using the straight-line method over estimated useful lives of three years.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company assesses goodwill for impairment at least annually. During this assessment management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

When SFAS No. 142 was issued in 2001, the Company adopted the end of its fiscal year (or September 30) as its annual impairment testing date. As a result of the change in the Company’s fiscal year, it evaluated its annual goodwill impairment testing date and concluded to change its impairment testing date to October.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Swap Agreements

The Company maintains an interest-rate risk-management strategy that uses interest rate swaps to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in interest rates. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company monitors interest rate cash flow risk attributable to both the Company’s outstanding and forecasted debt obligations. The risk management involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company used variable debt to finance an acquisition. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2008, the Company had two interest rate swap agreements with a combined notional amount of $125 million. These interest rate swap agreements did not qualify as accounting hedges under SFAS No. 133, Accounting for Derivate Instruments and Certain Hedging Activities (“SFAS No. 133”).

In June 1998, the FASB issued SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133 (“SFAS No. 138”). SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. See Note 7, “Derivative Instruments and Hedging Activities”, for additional details on the Company’s interest rate swaps.

Treasury Stock

The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders’ equity. The Company issues shares of treasury stock upon exercise of stock options, payment of earned performance shares, and for issuances of common stock pursuant to the Company’s employee stock purchase plan. The Company also issued shares of treasury stock in connection with the eps AG acquisition in which the Company issued restricted shares of the Company’s common stock. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

Stock-Based Compensation Plans

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation cost for all share-based

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon adoption of SFAS No. 123(R), all of the Company’s existing stock-based compensation awards were determined to be equity-classified awards. A portion of these options were reclassified as liability-classified awards as they cash settled during fiscal 2007, because the Company was not current with its filings with the SEC. The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of stock-based awards that are outstanding as of October 1, 2005 for which the requisite service has not been rendered (i.e. nonvested awards). The compensation cost is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS No. 123(R) was adopted through the end of the requisite service period.

In accordance with SFAS No. 123(R), the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Share-based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 13, “Stock-Based Compensation Plans”.

Pursuant to the Company’s 2005 Equity and Performance Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) to key employees of the Company, including named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month contracted backlog as determined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Expense related to these awards is accrued if the attainment of performance indicators is probable as determined by management. The expense is recognized over the applicable Performance Period.

During the year ended December 31, 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

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

The Company periodically assesses its tax exposures and establishes, or adjusts, estimated reserves for probable assessments by taxing authorities, including the Internal Revenue Service (“IRS”), and various foreign and state authorities. Such reserves represent the estimated provision for income taxes expected to ultimately be paid.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values of financial assets as of December 31, 2008, and the impact was not material.

2.	Acquisitions

Fiscal 2007 Acquisitions

Visual Web Solutions, Inc.

On February 7, 2007, the Company acquired Visual Web Solutions, Inc. (“Visual Web”), a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. These solutions complement and have been integrated with the Company’s U.S.-centric cash management and online banking solutions to create a more complete international offering. Visual Web had wholly-

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

The financial operating results of Visual Web beginning February 7, 2007 have been included in the consolidated financial results of the Company.

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

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation (in thousands, except weighted-average useful lives):

		Weighted-Average
	Amount	Useful Lives

Current assets:
Billed receivables, net of allowances	$801
Accrued receivables	333
Other	441
Noncurrent assets:
Property and equipment	558
Developed software	1,339	6.0 years
Goodwill	6,863
Customer relationships, noncompetes, and other intangible assets	1,241	8.0 years

Total assets acquired	11,576
Current liabilities	2,310
Long-term liabilities	971

Total liabilities assumed	3,281

Net assets acquired	$8,295

During the year ended September 30, 2007, the Company adjusted the initial purchase price allocation resulting in an increase in goodwill of $0.5 million, net due to tax contingencies. The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including tax contingencies and escrow settlements. Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company. Pro forma results are not presented because they are not significant.

Stratasoft Sdn Bhd

On April 2, 2007, the Company acquired Stratasoft Sdn Bhd (“Stratasoft”), a provider of electronic payment solutions in Malaysia. This acquisition compliments the Company’s strategy to move to a direct sales model in selected markets in Asia.

The financial operating results of Stratasoft beginning April 2, 2007 have been included in the consolidated financial results of the Company.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired. The Company will pay an additional aggregate amount of up to $0.6 million (subject to foreign currency fluctuations) to the sellers if Stratasoft achieves certain financial targets set forth in the purchase agreement for the year ended December 31, 2008. During the year ended December 31, 2008, the Company completed the assessment for the year ended December 31, 2007 and determined that Stratasoft did not meet the financial targets set forth in the purchase agreement.

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

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation (in thousands, except weighted-average useful lives):

		Weighted-Average
	Amount	Useful Lives

Current assets:
Billed receivables, net of allowances	$573
Accrued receivables	10
Other	396
Noncurrent assets:
Property and equipment	57
Goodwill	712
Customer relationships and noncompete	1,283	6.9 years
Other	25

Total assets acquired	3,056
Current liabilities	114
Long-term liabilities	414

Total liabilities assumed	528

Net assets acquired	$2,528

Prior to the acquisition, Stratasoft had been a distributor of the Company’s products within the Malaysian market. Preexisting relationships included trade receivables and payables and certain contracts which were measured at fair value at the acquisition date, resulting in no gain or loss.

During the year ended September 30, 2007, the Company adjusted the initial purchase price allocation resulting in an increase in goodwill of $0.1 million, net due to tax contingencies. Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) included the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company. Pro forma results are not presented because they are not significant.

Fiscal 2006 Acquisitions

eps Electronic Payment Systems AG

On May 31, 2006, the Company acquired the outstanding shares of eps AG. The aggregate purchase price for eps AG was $30.4 million, which was comprised of cash payments of $19.1 million, 330,827 shares of common stock valued at $11.1 million, and direct costs of the acquisition. eps AG, with operations in Germany, Romania, the United Kingdom and other European locations, offered electronic payment and complementary solutions focused

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

largely in the German market. The acquisition of eps AG has provided the Company additional opportunities to sell its value added solutions, such as Proactive Risk Manager and Smart Chip Manager, into the German marketplace, as well as to sell eps AG’s testing and dispute management solutions into markets beyond Germany. In addition, eps AG’s presence in Romania has helped the Company more rapidly develop its global offshore development and support capabilities.

The financial operating results of eps AG beginning June 1, 2006 have been included in the consolidated financial results of the Company.

The acquisition of eps AG occurred in two closings. The initial closing occurred on May 31, 2006, and the second closing occurred on October 31, 2006. Cash consideration paid at the initial closing totaled $13.0 million, net of $3.1 million of cash acquired and the remaining cash consideration of $6.1 million was paid on October 31, 2006. All shares of the Company’s common stock issued as consideration for the eps AG acquisition were issued at the initial closing. The Company accounted for the acquisition of eps AG in its entirety as of May 31, 2006, and recorded a liability, in the amount of $6.1 million for the remaining cash consideration that was paid on October 31, 2006. The Company accounted for this as a delayed delivery of consideration as the price was fixed and not subject to change, with complete decision-making and control of eps AG held by the Company as of the date of the initial closing.

As noted, the consideration paid for eps AG included 330,827 shares of the Company’s common stock, all of which were issued from the Company’s treasury stock. Under the terms of the eps AG acquisition, certain of the shares issued have restrictions that prohibit their resale for five years, provided, however, that these resale restrictions expire with respect to 20% of the shares each year commencing with the first anniversary of the initial closing. Due to the resale restrictions, with the assistance of an independent appraiser, the Company determined that a discount to the quoted market price of the Company’s common stock in the amount of 19% was appropriate for determining the fair market value of the shares issued. The Company valued the shares issued using an average of the market price of the Company’s common stock two days prior and subsequent to the parties agreeing to the terms of the acquisition and its announcement net of the 19% discount for the non-marketability of the shares. The fair market value of each share issued related to the eps AG acquisition was determined to be $33.42 per share.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $1.0 million of the cash consideration paid at the initial closing was held in escrow as security for a potential contingent obligation. The Company distributed the escrow in October 2006 in accordance with the terms of the escrow arrangement as the contingent liability paid by the Company was recovered from a third party. Additionally, certain of the sellers of eps AG have committed to certain indemnification obligations as part of the sale of eps AG. Those obligations are secured by the shares of common stock issued to the sellers pursuant to the eps AG acquisition to the degree such shares are restricted at the time such an indemnification obligation is triggered, if at all, the likelihood of which is deemed remote. The restrictions were lifted by the Company during the year ended December 31, 2008.

The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of eps AG. The following table summarizes the estimated fair values of the assets

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired and liabilities assumed in connection with the acquisition, as well as the weighted-average useful lives of intangible assets (in thousands, except weighted-average useful lives):

		Weighted-Average
	Amount	Useful Lives

Current assets:
Billed receivables, net of allowances	$1,902
Accrued receivables	175
Other	451
Noncurrent assets:
Property and equipment	183
Developed software	5,012	5.0 years
Goodwill	22,349
Customer relationships, trade names and other intangible assets	5,681	7.4 years

Total assets acquired	35,753
Current liabilities	5,279
Long-term liabilities	76

Total liabilities assumed	5,355

Net assets acquired	$30,398

During the year ended September 30, 2007, the Company adjusted the initial purchase price allocation resulting in a decrease in goodwill of $0.5 million, net due to tax contingencies and severance liabilities. During fiscal 2006, the Company adjusted goodwill by $4.4 million in the fourth quarter for certain items, primarily related to the establishment of deferred tax liabilities.

Factors contributing to the purchase price which resulted in the recognized goodwill, none of which is tax deductible, include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company.

P&H Solutions, Inc.

On August 28, 2006, the Company entered into an Agreement and Plan of Merger with P&H under the terms of which P&H became a wholly-owned subsidiary of the Company. P&H was a provider of web-based enterprise business banking solutions to financial institutions. The acquisition of P&H closed September 29, 2006. The aggregate purchase price for P&H, including direct costs of the acquisition, was $133.7 million, net of $20.2 million of cash acquired. The Company’s accompanying consolidated statements of operations for fiscal 2006 do not include any results of P&H operations as the acquisition occurred on the last business day of fiscal 2006.

Under the terms of the acquisition, the parties established a cash escrow arrangement in which approximately $11.7 million of the cash consideration paid at the initial closing was held in escrow as security for a potential contingent obligation. The escrow agent has distributed the escrow funds in accordance with the terms of the escrow agreement.

The financial operating results of P&H beginning October 1, 2006, have been included in the consolidated financial results of the Company.

The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of P&H. The following table summarizes the estimated fair values of the assets

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired and liabilities assumed in connection with the acquisition, as well as the weighted-average useful lives of intangible assets (in thousands, except weighted-average useful lives):

		Weighted-Average
	Amount	Useful Lives

Current assets:
Billed receivables, net of allowances	$6,131
Accrued receivables	1,782
Other	3,730
Noncurrent assets:
Property and equipment	5,317
Developed software	24,550	5.7 years
Goodwill	99,180
Customer relationships, noncompetes, and other intangible assets	25,134	7.6 years
Other	12,092

Total assets acquired	177,916
Current liabilities	22,340
Long-term liabilities	21,831

Total liabilities assumed	44,171

Net assets acquired	$133,745

During the year ended September 30, 2007, the Company adjusted the initial purchase price allocation resulting in a net increase in goodwill of $0.4 million due to tax adjustments and recovery of bad debt reserves. Factors contributing to the purchase price which resulted in the recognized goodwill, none of which is tax deductible, include the acquisition of management, sales and technology personnel with the skills to develop and market new products for the Company and to develop and market the Company’s products in an Application Software Provider (“ASP”) hosting model.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of ACI’s significant acquisitions (eps AG and P&H), on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. Visual Web and Stratasoft were not significant individually or aggregated, and therefore, pro forma information is not presented. These results include certain adjustments related to the acquisitions, including adjustments associated with increased interest expense on debt incurred to fund the acquisitions, the depreciation of property, plant and equipment, the amortization of intangible assets, and the related income tax effects (in thousands, except per share amounts):

Year Ended
September 30,
2006

Revenues	$391,664
Net income	47,771
Earnings per share:
Basic	$1.28
Diluted	$1.25

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

3.	Property and Equipment

As of December 31, 2008 and 2007 and September 30, 2007, net property and equipment, which includes assets under capital leases primarily in computer and office equipment, consisted of the following (in thousands):

	December 31,	December 31,	September 30,
	2008	2007	2007

Computer and office equipment	$31,057	$38,706	$41,723
Furniture and fixtures	11,284	11,702	7,699
Leasehold improvements	6,335	11,269	11,264
Vehicles and other	258	151	104

	48,934	61,828	60,790
Less: accumulated depreciation and amortization	(29,513)	(42,325)	(41,434)

Property and equipment, net	$19,421	$19,503	$19,356

Note: During the year ended December 31, 2008, the Company wrote-off $16.2 million of fully depreciated gross assets disposed of during facility moves in Omaha and Watford.

Asset Retirement Obligations

We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is amortized, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the consolidated statement of operations. Discount rates used are based on credit-adjusted risk-free interest rates. Based on our current lease commitments, obligations are required to be settled commencing during fiscal year 2009 and ending during fiscal year 2016. Revisions to these obligations may be required if our estimates of restoration costs change. At December 31, 2008 and 2007 and September 30, 2007, we had obligations of $1.3 million, $2.5 million and $2.6 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

During the year ended December 31, 2008, the Company terminated the lease for one of its facilities in Watford, England. Pursuant to the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008. Under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition. As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statement of operations.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the year ended December 31, 2008, three month period ended December 31, 2007 and year ended September 2007 were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total

Balance, September 30, 2006	$138,085	$44,105	$9,328	$191,518
Foreign currency translation adjustments	(679)	5,897	953	6,171
Additions — P&H(1)	359	—	—	359
Additions — S2(2)	47	—	—	47
Reductions — eps AG(3)	—	(509)	—	(509)
Additions — acquisition of Visual Web	1,865	—	5,465	7,330
Additions — acquisition of Stratasoft	—	—	799	799

Balance, September 30, 2007	139,677	49,493	16,545	205,715
Foreign currency translation adjustments	31	113	484	628
Additions — S2(4)	13	—	—	13
Additions — acquisition of Visual Web(5)	—	—	414	414

Balance, December 31, 2007	139,721	49,606	17,443	206,770
Foreign currency translation adjustments	(546)	(6,223)	(381)	(7,150)
Additions — S2(6)	155	—	—	155
Additions — acquisition of Visual Web(5)	—	—	211	211

Balance, December 31, 2008	$139,330	$43,383	$17,273	$199,986

(1)	P&H purchase accounting adjustments primarily consist of adjustments to accruals and tax contingencies. The purchase price allocation for the P&H acquisition was finalized as of September 29, 2007.

(2)	Adjustment during the year ended September 30, 2007 to S2 acquisition relates to a contingency payment made in accordance with the purchase agreement.

(3)	eps AG purchase accounting adjustments primarily consist of adjustments to deferred tax balances.

(4)	Adjustment to S2 Systems, Inc. acquisition relates to settlement of escrow balances in accordance with the purchase agreement.

(5)	Visual Web purchase accounting adjustment relates to an adjustment to tax contingencies.

(6)	Adjustment to S2 Systems, Inc. acquisition relates to contingency payments made in accordance with the purchase agreement.

Goodwill is assessed for impairment on October 1st at the reporting unit level. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. During the year ended December 31, 2008, and years ended September 30, 2007 and 2006, the Company performed an impairment test for each reporting unit. No impairment losses were recognized for the years reported.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Software and Other Intangible Assets

At December 31, 2008, software net book value totaling $29.4 million, net of $33.0 million of accumulated depreciation, includes software marketed for external sale of $19.4 million. The remaining software net book value of $10.0 million is comprised of various software that has been acquired or developed for internal use.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software amortization expense recorded during the year ended December 31, 2008, three month period ended December 31 2007, and the years ended September 30, 2007 and 2006 totaled $9.1 million, $2.1 million, $8.1 million and $2.2 million, respectively. The majority of these software amortization expense amounts are reflected in either cost of software license fees or general and administrative expenses in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31,	December 31,	September 30,
	2008	2007	2007

Customer relationships	$39,020	$40,538	$40,488
Purchased contracts	11,030	11,593	11,643
Trademarks and tradenames	2,236	2,266	2,246
Covenant not to compete	1,537	1,546	1,531

	53,823	55,943	55,908
Less: accumulated amortization	(23,476)	(17,855)	(16,223)

Other intangible assets, net	$30,347	$38,088	$39,685

The Company added other intangible assets of $1.2 million and $1.3 million, respectively, from the acquisition of Visual Web and Stratasoft in the year ended September 30, 2007 and $25.1 million and $5.7 million, respectively, from the acquisitions of P&H and eps AG in the year ended September 30, 2006. Other intangible assets amortization expense recorded during the year ended December 31, 2008, three month period ended December 31, 2007, and the years ended September 30, 2007, and 2006 totaled $6.4 million, $1.6 million, $6.5 million and $2.1 million, respectively. Based on capitalized intangible assets at December 31, 2008, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

	Software	Other Intangible
Fiscal Year Ending December 31,	Amortization	Assets Amortization

2009	$10,244	$6,022
2010	8,898	5,979
2011	6,665	5,625
2012	3,263	4,554
2013	251	4,308
Thereafter	117	3,859

Total	$29,438	$30,347

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

Long-term Credit Facility

In connection with funding the purchase of P&H, on September 29, 2006 the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The Company has the option to increase the aggregate principal amount to $200 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company.

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

On October 5, 2006, the Company exercised its right to convert the rate on its initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at December 31, 2008 was 5.21%. On July 18, 2007 the Company entered into an interest rate swap with a commercial bank to fix the interest rate. See Note 7, “Derivative Instruments and Hedging Activities”, for details. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on the Company’s leverage ratio. The initial principal borrowings of $75 million were outstanding at December 31, 2008. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. In connection with the borrowing, the Company incurred debt issue costs of $1.7 million.

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

At December 31, 2008, the fair value of the Company’s long-term credit facility approximates its carrying value.

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

At December 31, 2008, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolver facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR — see Note 6, “Debt”.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended September 30, 2007, the Company entered into interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates as follows:

•	On July 18, 2007, the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 5.375% and receives a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million with re-pricing of the variable rate quarterly. The swap effective date was July 20, 2007 and terminates on October 4, 2010. Net cash settlement payments occur quarterly on the 4th of each October, January, April and July commencing October 4, 2007, through and including the termination date. The fair value liability at December 31, 2008 of this swap was $5.4 million.

•	On August 16, 2007, the Company entered into a forward starting interest rate swap with a commercial bank whereby the Company pays a fixed rate of 4.90% and receives a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of forecasted borrowings of $50 million with re-pricing of the variable rate quarterly. The swap effective date was October 4, 2007 and terminates on October 4, 2010. The variable rate will be first determined on the effective date. Net cash settlement payments occur quarterly on the 4th of each January, April, July and October commencing January 4, 2008, through and including the termination date. The fair value liability at December 31, 2008 of this swap was $3.2 million.

Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap currently qualifies for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps for the year ended December 31, 2008, three month period ended December 31, 2007 and year ended September 30, 2007 of $5.8 million, $2.5 million, and $2.1 million, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations. Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)

Beginning fair value, September 30, 2006	$—
Loss recognized in earnings	(2,077)

Fair value, September 30, 2007	$(2,077)
Loss recognized in earnings	(2,475)

Fair value, December 31, 2007	(4,552)
Net settlement payments	1,728
Loss recognized in earnings	(5,800)

Fair value, December 31, 2008	$(8,624)

As of December 31, 2008, the $8.6 million fair value liability is recorded as $5.3 million and $3.3 million in other current liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

Net settlements are measured monthly and paid quarterly. The net settlements are recorded in other income (expense) in the accompanying consolidated statements of operations. Included in the $8.6 million fair value at December 31, 2008, is approximately $0.3 million of net settlement obligations paid by the Company subsequent to December 31, 2008.

8.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. In accordance with Financial Accounting Standards

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models prepared by a third-party with observable market data inputs to estimate fair value of its interest rate swaps.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$8,624	$—	$8,624	$—

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

The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At December 31, 2008, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Corporate Restructuring and Other Reorganization Charges

We summarize the components of corporate restructuring and other reorganization charges in the following table:

Termination
Benefits

Balance, September 30, 2006	$784
Restructuring charges	2,932
Adjustments to previously recognized liabilities	(69)
Amounts paid during fiscal 2007	(962)
Other	41

Balance, September 30, 2007	2,726
Additional restructuring charges incurred	477
Amounts paid during the period	(1,829)
Other	23

Balance, December 31, 2007	1,397
Additional restructuring charges incurred	5,888
Amounts paid during the period	(4,697)
Other	(41)

Balance, December 31, 2008	$2,547

Other includes the impact of foreign currency translation.

At December 31, 2008, December 31, 2007 and September 30, 2007, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets. See Note 19, “International Business Machines Corporation Information Technology Outsourcing Agreement” for additional severance charges incurred.

During the year ended December 31, 2008, the Company reduced its headcount by 110 employees as a part of its strategic plan to reduce operating expenses. In connection with these actions, during the year ended December 31, 2008, approximately $5.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statement of operations. The charges, by segment, were as follows for the year ended December 31, 2008: $2.2 million in the Americas segment, $2.6 million in the EMEA segment, and $0.8 million in the Asia/Pacific segment. Approximately $3.0 million of these termination costs were paid during the year ended December 31, 2008. The remaining liability is expected to be paid over the next 12 months.

2007

During the year ended September 30, 2007, the Company committed to actions to reduce headcount. In connection with the restructuring, the Company established a plan of termination that impacted 30 employees. These actions resulted in severance-related restructuring charges of $2.6 million, which are reflected in the general and administrative line item of the consolidated statement of operations. The charges, by channel, were as follows: $0.9 million in the Americas channel and $1.7 million in the EMEA channel. As of September 30, 2007, $2.6 million is accrued in accrued employee compensation in the accompanying consolidated balance sheet. These amounts were paid by the Company during the three month period ended December 31, 2007 and the year ended December 31, 2008.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006

During the year ended September 30, 2006, the Company restructured its Product and Americas Sales organizations. These actions resulted in severance-related restructuring charges of $0.9 million, which are reflected in operating expenses. The allocation of these charges was as follows: $0.1 million in cost of maintenance and services, $0.6 million in selling and marketing, $0.1 million in research and development, and $0.1 million in general and administrative. The charges, by channel, were as follows: $0.6 million in the Americas channel, $0.1 million in the EMEA channel, and $0.2 million in the Asia/Pacific channel. Additional severance-related restructuring charges of $0.3 million, net of adjustments of $0.1 million to previously recognized liabilities, were incurred during the year ended September 30, 2007. As of September 30, 2007, all amounts had been paid related to these actions.

10.	Common Stock, Treasury Stock and Earnings Per Share

The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210.0 million of its common stock. Under the program to date, the Company has purchased approximately 6,049,520 shares for approximately $154 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of December 31, 2008.

During the third quarter of the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Shares of treasury stock were also issued during the year ended September 30, 2006 in connection with the acquisition of eps AG. Treasury shares issued during the year ended September 30, 2006 included 720,471 shares issued pursuant to stock option exercises, 20,547 issued pursuant to the Company’s employee stock purchase plan, and 330,827 related to the acquisition of eps AG. Treasury shares issued during the year ended September 30, 2007 included 10,343 shares issued pursuant to stock option exercises and 1,483 for earned performance shares. Treasury shares issued during the three month period ended December 31, 2007 included 51,160 shares issued pursuant to stock option exercises. Treasury shares issued during the year ended December 31, 2008 included 311,640 and 471,400 shares issued pursuant to stock option exercises and restricted share award grants, respectively.

Options to purchase shares of the Company’s common stock at an exercise price of one cent per share are included in common stock for presentation purposes on the 2006 consolidated balance sheet, and are included in common stock outstanding for earnings per share computation for the year ended September 30, 2006. These penny options were cash settled due to the stock option suspension during the year ended September 30, 2007.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2008	2007	2007	2006

Weighted average share outstanding:
Basic weighted average shares outstanding	34,498	35,700	36,933	37,369
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	297	—	—	868

Diluted weighted average shares outstanding	34,795	35,700	36,933	38,237

For the year ended December 31, 2008, 5.8 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive. For the three months ended December 31, 2007, 3.9 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income (loss) per share computation due to the net loss. For the year ended September 30, 2007, 4.0 million options to purchase shares, restricted share awards and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss. For the year ended September 30, 2006, 0.5 million options to purchase shares and contingently issuable shares were excluded from the diluted net income per share computation as their effect would be anti-dilutive.

11.	Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2008	2007	2007	2006

Foreign currency transaction gains (losses)	$13,814	$1,890	$(1,915)	$(173)
Change in fair value of interest rate swap	(5,800)	(2,475)	(2,077)	—
Gain under contractual arrangement (Note 17)	219	386	404	—
Other	14	(135)	(152)	(370)

Total	$8,247	$(334)	$(3,740)	$(543)

12.	Segment Information

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2008	2007	2007	2006

Revenues:
Americas	$207,350	$49,618	$195,775	$180,718
EMEA	169,046	43,094	133,776	131,738
Asia/Pacific	41,257	8,570	36,667	35,446

	$417,653	$101,282	$366,218	$347,902

Depreciation and amortization expense:
Americas	$15,705	$3,712	$14,292	$3,568
EMEA	4,566	1,127	5,112	3,958
Asia/Pacific	1,779	381	1,099	835

	$22,050	$5,220	$20,503	$8,361

Stock-based compensation expense:
Americas	$3,895	$46	$4,033	$3,302
EMEA	2,689	(46)	2,759	2,359
Asia/Pacific	1,304	(5)	777	653

	$7,888	$(5)	$7,569	$6,314

Operating income (loss):
Americas	$21,714	$2,883	$14,578	$42,713
EMEA	2,140	403	(16,942)	3,876
Asia/Pacific	(2,141)	(434)	4,783	7,189

	$21,713	$2,852	$2,419	$53,778

	December 31,	December 31,	September 30,
	2008	2007	2007

Long-lived assets:
Americas — United States	$190,940	$194,304	$212,927
Americas — Other	3,594	5,147	5,169
EMEA	77,205	91,799	70,596
Asia/Pacific	21,660	22,241	21,856

	$293,399	$313,491	$310,548

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,	September 30,
	2008	2007	2007

Total assets:
Americas — United States	$314,296	$306,014	$257,585
Americas — Other	14,506	24,579	25,069
EMEA	178,085	190,234	174,415
Asia/Pacific	45,955	49,631	49,672

	$552,842	$570,458	$506,741

Additionally, the Company offers five primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line (in thousands):

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2008	2007	2007	2006

Retail payment engines	$263,641	$62,818	$230,003	$240,850
Risk management	17,058	2,790	14,797	16,159
Payments management	18,871	4,794	16,995	13,817
Wholesale payments	78,857	16,204	64,155	27,140
Application services solutions	39,226	14,676	40,268	49,936

Total	$417,653	$101,282	$366,218	$347,902

Aggregate revenues attributable to customers in the United Kingdom accounted for 12.7% and 14.9% of the Company’s consolidated revenues during the year ended December 31, 2008 and the three-month period ended December 31, 2007, respectively. No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended September 30, 2007 and 2006. No single customer accounted for more than 10% of the Company’s consolidated revenues during the year end December 31, 2008, the three month period ended December 31, 2007 and the years ended September 30, 2007 and 2006.

During the year ended December 31, 2008, the three month period ended December 31, 2007 and the years ended September 30, 2007 and 2006, revenues in the United States accounted for approximately $156.6 million, $36.0 million, $138.1 million and $118.8 million, respectively, of consolidated revenue. Long-lived assets attributable to operations in the United States were approximately $190.9 million, $194.3 million and $212.9 million, as of December 31, 2008 and 2007 and September 30, 2007, respectively.

13.	Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the year ended December 31, 2008, the three month period ended December 31, 2007, and the year ended September 30, 2006 totaled 101,671, 78,932, and 43,761, respectively. No shares were issued under the ESPP during fiscal 2007 while the Company was not current with its filings with the SEC.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in SFAS No. 123(R) and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP in the year ended December 31, 2008, the three month period ended December 31, 2007, and the years ended September 30, 2007 and 2006 was approximately $0.2 million, $0.1 million, $0.3 million and $0.2 million, respectively.

On July 24, 2007, the Company’s stockholders approved a proposal to amend the ESPP to extend the term of the ESPP by ten years to April 30, 2018. The term of the amended ESPP commenced May 1, 2008 and continues until April 30, 2018 subject to earlier termination by the Company’s Board of Directors.

Stock Incentive Plans — Active Plans

The Company has a 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), under which shares of the Company’s common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan will be the sum of (i) 5,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

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

Stock options granted pursuant to the 2005 Incentive Plan are granted at an exercise price not less than the market value per share of the Company’s common stock on the date of the grant. Prior to the adoption of the First Amendment to the 2005 Incentive Plan, stock options granted under the 2005 Incentive Plan were granted with an exercise price not less than the market value per share of common stock on the date immediately preceding the date of grant. Under the 2005 Incentive Plan, the term of the outstanding options may not exceed ten years. Vesting of options is determined by the Compensation Committee of the Board of Directors, the administrator of the 2005 Incentive Plan, and can vary based upon the individual award agreements.

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

Restricted stock awards granted pursuant to the 2005 Incentive Plan have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Number of	Exercise	Term	of In-the-Money
	Shares	Price ($)	(Years)	Options ($)

Outstanding, September 30, 2005	3,926,218	$16.79
Granted	300,000	33.23
Exercised	(720,471)	16.32
Cancelled/Forfeited/Expired	(46,657)	22.18

Outstanding, September 30, 2006	3,459,090	18.24
Granted	901,496	33.99
Exercised	(10,343)	9.29
Cancelled/Forfeited/Expired	(641,812)	16.73

Outstanding, September 30, 2007	3,708,431	22.35
Granted	—	—
Exercised	(51,160)	10.75
Cancelled/Forfeited/Expired	(66,946)	27.39

Outstanding, December 31, 2007	3,590,325	22.43
Granted	551,700	17.46
Exercised	(311,640)	12.33
Cancelled/Forfeited/Expired	(402,088)	29.68

Outstanding, December 31, 2008	3,428,297	$21.69	6.41	$4,633,788
Exercisable, December 31, 2008	1,848,455	$19.50	5.20	$4,579,188

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2008 and September 30, 2007 was $9.62, and $17.41, respectively. No stock options were granted during the three month period ended December 31, 2007. During the first six months of fiscal 2006, the Company issued new shares of common stock for the exercise of stock options. Beginning in the third quarter of the year ended September 30, 2006, the Company issued treasury shares for the exercise of stock options. The total intrinsic value of stock options exercised during the year ended December 31, 2008, the three months ended December 31, 2007, and the years ended September 30, 2007 and 2006 was $1.7 million, $0.6 million $0.2 million and $12.0 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123(R), with the following weighted-average assumptions:

	Year Ended
	December 31,	Year Ended September 30,
	2008	2007	2006

Expected life (years)	6.2	5.4	5.0
Risk-free interest rate	3.1%	4.9%	4.8%
Expected volatility	54.9%	50.4%	51.0%
Expected dividend yield	—	—	—

No stock options were granted during the three month period ended December 31, 2007.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended September 30, 2007, 2006 and 2005, pursuant to the Company’s 2005 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”). A summary of nonvested LTIP Performance Shares are as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value

Nonvested at September 30, 2005	55,500	$28.27
Granted	186,000	29.18
Vested	(2,379)	29.10
Forfeited or expired	(19,971)	28.79

Nonvested at September 30, 2006	219,150	28.99
Granted	174,947	34.25
Vested	—	—
Change in expected attainment for 2005 and 2006 grants	(55,260)	28.98
Forfeited or expired	(26,720)	28.91

Nonvested at September 30, 2007	312,117	31.95
Granted	—	—
Vested	—	—
Change in expected attainment for 2005 and 2006 grants	(132,110)	29.00
Forfeited or expired	(5,060)	29.10

Nonvested at December 31, 2007	174,947	34.25
Granted	—	—
Vested	—	—
Change in expected attainment for 2007 grants	(139,891)	34.24
Forfeited or expired	(35,056)	34.30

Nonvested at December 31, 2008	—	$—

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

Through September 30, 2007, the Company had accrued compensation costs assuming an attainment level of 110% for the awards granted in 2005 and 2006. During the three months ended December 31, 2007, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not expect to achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2005 and 2006 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in 2005 and 2006 during the three months ended December 31, 2007. The Company did not achieve the predetermined earnings per share minimum threshold level as of September 30, 2008; therefore, the LTIP Performance Shares granted in 2005 and 2006 were not earned and were not issued.

Through September 30, 2008, the Company had accrued compensation costs assuming an attainment level of 100% for the awards granted during the year ended September 30, 2007. During the three months ended December 31, 2008, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company did not expect to achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2007 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in fiscal 2007 during the three months ended December 31, 2008.

During the year ended December 31, 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value

Nonvested at December 31, 2007	—	$—
Granted	471,400	17.95
Vested	—	—
Forfeited or expired	(9,000)	17.17

Nonvested at December 31, 2008	462,400	$17.97

As of December 31, 2008, there were unrecognized compensation costs of $11.7 million related to nonvested stock options and $4.8 million related to nonvested RSAs that the Company expects to recognize over weighted-average periods of 2.4 years and 3.4 years, respectively.

Excluding the impact of the reversals of compensation expense for the LTIP Performance Shares, the Company recorded stock-based compensation expenses recognized under SFAS No. 123(R) during the year ended December 31, 2008, three month period ended December 31, 2007 and years ended September 30, 2007 and 2006 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $10.0 million, $2.1 million, $7.6 million and $6.3 million, respectively, with corresponding tax benefits of $3.6 million, and $0.8 million, $2.9 million and $2.2 million, respectively. Prior to the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. Tax benefits in excess of the option’s grant date fair value are now classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended December 31, 2007, the Company reclassified 31,393 vested options from equity classification to liability classification, as these options were expected to cash settle subsequent to December 31, 2007 due to the suspension of option exercises because the Company was not current with its filings with the SEC. As a result, the Company recorded a liability of approximately $0.1 million and recorded compensation expense of $0.1 million in the three months ended December 31, 2007. During the year ended September 30, 2007, the Company reclassified 520,686 vested options from equity classification to liability classification as these options cash settled during the fiscal year ended September 30, 2007, due to the suspension of option exercises during the Company’s historic stock option review and the period the Company was not current with its filings with the SEC. As a result, the Company incurred cash outlays of approximately $8.1 million, and recorded compensation expense of $4.7 million in the fiscal year ended September 30, 2007, which is recorded in general and administrative expense in the accompanying consolidated statement of operations.

14.	Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of ACI. Participants may contribute up to 60% of their pretax annual compensation up to a maximum of $15,500 (for employees who are under the age of 50 on December 31, 2008) or a maximum of $20,500 (for employees aged 50 or older on December 31, 2008). The Company matches participant contributions 160% on every dollar deferred to a maximum of 2.5% of compensation, not to exceed $4,000 per employee annually. Company contributions charged to expense during the year ended December 31, 2008, the three month period ended December 31, 2007 and the years ended September 30, 2007, and 2006 were $3.0 million, $0.6 million, $2.9 million, and $2.5 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the year ended December 31, 2008, the three month period ended December 31, 2007 and the years ended September 30, 2007 and 2006 were $1.8 million, $0.5 million, $1.9 million, and $1.7 million, respectively.

15.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended September 30,
	2008	2007	2007	2006

United States	$29,276	$1,527	$17,061	$51,904
Foreign	(1,720)	365	(20,944)	8,971

Total	$27,556	$1,892	$(3,883)	$60,875

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 31,			Three Months Ended December 31,
	2008			2007
	Current	Deferred	Total	Current	Deferred	Total

Federal	$3,009	$6,712	$9,721	$5,953	$(4,699)	$1,254
State	1,951	(1,418)	533	376	(201)	175
Foreign	4,489	2,231	6,720	1,959	520	2,479

Total	$9,449	$7,525	$16,974	$8,288	$(4,380)	$3,908

	Year Ended September 30,
	2007			2006
	Current	Deferred	Total	Current	Deferred	Total

Federal	$2,153	$2,887	$5,040	$3,023	$(2,672)	$351
State	2,256	(50)	2,206	837	592	1,429
Foreign	(1,861)	(137)	(1,998)	3,120	610	3,730

Total	$2,548	$2,700	$5,248	$6,980	$(1,470)	$5,510

Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended September 30,
	2008	2007	2007	2006

Tax expense at federal rate of 35%	$9,645	$662	$(1,357)	$21,306
State income taxes, net of federal benefit	241	29	1,434	929
Increase (decrease) in valuation allowance	898	(83)	(1,845)	(13,479)
Foreign tax rate differential	7,020	2,713	7,508	1,724
Research and development credits	(195)	(49)	(195)	(41)
Extraterritorial income exclusion	—	—	(70)	(359)
Manufacturing deduction	(376)	(65)
Nontaxable municipal interest	(20)	(3)	(71)	(815)
Tax examination settlement, including reduction of contingency reserves	—	—	—	(3,907)
Other	(239)	704	(156)	152

Income tax provision	$16,974	$3,908	$5,248	$5,510

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,		September 30,
	2008	2007	2007

Current net deferred tax assets:
Foreign tax credits	$—	$253	$355
Impairment of investments	4,754	4,754	4,754
Allowance for uncollectible accounts	310	531	589
Deferred revenue	6,053	2,008	2,313
Interest rate swaps	1,779	526	—
U.S. net operating loss carryforwards	2,098	—	—
Compensation	3,618	1,717	1,455
Other	805	885	996

Total current deferred tax assets	19,417	10,674	10,462
Less: valuation allowance	(2,412)	(4,850)	(3,374)

Net current deferred tax assets	$17,005	$5,824	$7,088

Noncurrent net deferred tax assets:
Noncurrent deferred tax assets
Foreign tax credits	$1,603	$13,925	$16,868
General business credits	2,817	4,440	4,440
U.S. net operating loss carryforwards	2,156	5,742	6,356
Stock based compensation	7,410	4,786	4,626
Foreign net operating loss carryforwards	7,759	7,296	7,463
Capital loss carryforwards	—	241	2,561
Deferred revenue	3,805	6,623	7,153
Interest rate swaps	1,176	1,103	759
Alliance deferred costs	7,972	3,407	—
FIN 48 adoption	2,369	4,069	—
Other	967	1,036	434

Total noncurrent deferred tax assets	38,034	52,668	50,660

Noncurrent deferred tax liabilities
Depreciation and amortization	(16,939)	(18,781)	(18,923)

Total noncurrent deferred tax liabilities	(16,939)	(18,781)	(18,923)

Less: valuation allowance	(10,287)	(6,602)	(10,687)

Net noncurrent deferred tax assets (liabilities)	$10,808	$27,285	$21,050

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2008, the Company increased its valuation allowance by $1.2 million and decreased its valuation allowance by $2.6 million during the three month period ended December 31, 2007.

During the fourth quarter of the year ended September 30, 2007, the Company determined that it was more likely than not that it would fully realize the deferred tax asset related to operating losses in certain foreign jurisdictions. Consequently, the Company released $3.3 million in valuation allowance reserves in those foreign jurisdictions.

The Company had U.S. foreign tax credit carryforwards at December 31, 2008 of $0.7 million, which will begin to expire in 2015. The Company also had domestic general business credit carryforwards at December 31, 2008 of $2.8 million relating to the pre-acquisition periods of acquired companies, which will begin to expire in 2022. Approximately $0.1 million of these credits are alternative minimum tax (“AMT”) credits which have an indefinite carryforward life.

At December 31, 2008, the Company had tax credits associated with various foreign subsidiaries of $0.9 million. The Company has provided a $0.6 million valuation allowance related to these tax credits.

The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $10.3 million at December 31, 2008. Of this amount, $10.0 million are related to the pre-acquisition periods of acquired companies, which begin to expire in 2020.

At December 31, 2008, the Company had foreign tax NOLs of $28.0 million, of which $13.1 million may be utilized over an indefinite life, with the remainder expiring over the next 15 years. The Company has provided a $5.6 million valuation allowance against the tax benefit associated with these NOLs.

As of December 31, 2008 all of the Company’s capital loss carryforwards had expired. Accordingly, both the deferred tax asset and valuation allowance related to the expired losses were reversed. The Company had foreign capital loss carryforwards for tax purposes of $0.4 million for which a full valuation allowance has been provided. These losses are available indefinitely to offset future capital gains.

The Internal Revenue Service (“IRS”) began an audit of the Company’s US tax return for the fiscal years September 30, 2005 and 2006. One significant foreign subsidiary is the subject of a tax examination by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $42.3 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.

During the year ended September 30, 2006, the Company reached an agreement with the IRS to settle open audit issues related to years 1997 through 2003, resulting in a refund to the Company. The amount of the refund was $8.9 million. The refund and corresponding interest were dependent on the Company’s claims being approved by the Joint Committee on Taxation (the “Joint Committee”). In November 2005, the Company was notified that the Joint Committee approved the conclusions reached by the IRS with respect to the audit of the Company’s 1997 through 2003 tax years. During the year ended September 30, 2006, the Company received and recorded the effects of the refund in its consolidated financial statements, including interest of $1.9 million and entries to relieve related tax contingency reserves and other accruals relating to the audit in the amount of $3.9 million.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective October 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized a decrease to retained earnings of $3.3 million, which included at October 1, 2007 an increase of $2.7 million in net unrecognized tax benefits.

The unrecognized tax benefit at December 31, 2008 was $11.5 million, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of this amount, $9.0 million represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized
Tax Benefit

Balance of unrecognized tax benefits at December 31, 2007	$14,971
Increases for tax positions of prior years	324
Decreases for tax positions of prior years	(3,621)
Increases for tax positions established for the current period	1,209
Decreases for settlements with taxing authorities	(823)
Reductions resulting from lapse of applicable statute of limitation	(174)
Adjustment resulting from foreign currency translation	(351)

Balance of unrecognized tax benefits at December 31, 2008	$11,535

The above table reflects the movements in the unrecognized tax benefits for the 12 months ended December 31, 2008. The activity in the unrecognized tax benefits for the three-month period from adoption of FIN 48 through December 31, 2007 was immaterial and, therefore, is not presented in the above table.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following fiscal year 2003 are open for audit. In the United Kingdom, the Company’s tax returns for the years following 2002 are open for audit, while in Canada, the Company’s tax returns for years following 2001 are open for audit.

The Internal Revenue Service is currently auditing the Company’s fiscal year 2005 and 2006 income tax returns. The Company’s Canadian income tax returns covering fiscal years 2002 through 2005 are under audit by the Canada Revenue Agency. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.8 million due to the expiration of statutes of limitations and the settlement of various audits.

The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2008, $1.5 million is accrued for the payment of interest and penalties related to income tax liabilities.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the above transaction was not accounted for as a divestiture for accounting purposes. The accounting treatment for this type of transaction is outlined in SEC Staff Accounting Bulletin Topic 5E. Under this accounting treatment, the assets and liabilities to be divested are classified in other current assets and accrued other liabilities within the Company’s consolidated balance sheet. Under that guidance, the Company expected to recognize a gain of $2.5 million in future periods as payments are received. These future payments will be recognized as gains in the period in which they are recovered, once the net assets have been written down to zero. In October 2006 and October 2007, the Company collected $0.5 million of cash pursuant to the contractual arrangements and recognized a pretax gain of $0.4 million in each period. The remaining $0.1 million was recorded as interest income. During the year ended December 31, 2008, the Company offset $0.3 million in invoices payable to the unrelated party against payments due and recognized a pretax gain of $0.2 million. The remaining $0.1 million was recorded as interest income.

17.	Commitments and Contingencies

In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), the Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under its customer agreements, the Company may agree to indemnify, defend and hold harmless its customers from and against certain losses, damages and costs arising from claims alleging that the use of its software infringes the intellectual property of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and accordingly, the Company has not recorded a liability relating to such provisions.

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

Other guarantees include promises to indemnify, defend and hold harmless the Company’s executive officers, directors and certain other key officers. The Company’s certificate of incorporation provides that it will indemnify,

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and advance expenses to, its directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. The Company’s certificate of incorporation authorizes the use of indemnification agreements and the Company enters into such agreements with its directors and certain officers from time to time. These indemnification agreements typically provide for a broader scope of the Company’s obligation to indemnify the directors and officers than set forth in the certificate of incorporation. The Company’s contractual indemnification obligations under these agreements are in addition to the respective directors’ and officers’ rights under the certificate of incorporation or under Delaware law.

Operating Leases

The Company leases office space and equipment under operating leases that run through February 2028. The leases that the Company has entered into do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Total rent expense for the year ended December 31, 2008, three month period ended December 31, 2007, and years ended September 30, 2007 and 2006 was $18.7 million, $5.2 million, $15.4 million, and $11.4 million, respectively.

Capital Leases

The Company leases certain property under capital lease agreements that expire during various years through 2012. The long term portion of capital leases is included in long term liabilities. Amortization expense of assets under capital lease is included in depreciation expense.

Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending December 31,	Leases(1)	Leases	Total

2009	$1,423	$9,721	$11,144
2010	499	7,880	8,379
2011	396	6,081	6,477
2012	235	4,917	5,152
2013	—	2,266	2,266
Thereafter	—	36,683	36,683

Total minimum lease payments	$2,553	$67,548	$70,101

Amount representing interest	(237)

Present value of minimum lease payments	$2,316

(1)	Reflected in the balance sheet as accrued and other current and other noncurrent liabilities of $1.3 million and $1.0 million, respectively.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Class Action Litigation.  In November 2002, two class action complaints were filed in the U.S. District Court for the District of Nebraska (the “Court”) against the Company and certain former officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Pursuant to a Court order, the two complaints were consolidated as Desert Orchid Partners v. Transaction Systems Architects, Inc., et al., with Genesee County Employees’ Retirement System designated as lead plaintiff. The complaints, as amended, sought unspecified damages, interest, fees, and costs and alleged that (i) during the purported class period, the Company and the former officers misrepresented the Company’s historical financial condition, results of operations and its future prospects, and failed to disclose facts that could have indicated an impending decline in the Company’s revenues, and (ii) prior to August 2002, the purported truth regarding the Company’s financial condition had not been disclosed to the market while simultaneously alleging that the purported truth about the Company’s financial condition was being disclosed throughout that time, commencing in April 1999. The Company and the individual defendants filed a motion to dismiss and the lead plaintiff opposed the motion. Prior to any ruling on the motion to dismiss, on November 7, 2006, the parties entered into a Stipulation of Settlement for purposes of settling all of the claims in the Class Action Litigation, with no admissions of wrongdoing by the Company or any individual defendant. The settlement provides for an aggregate cash payment of $24.5 million of which, net of insurance, the Company contributed approximately $8.5 million. The settlement was approved by the Court on March 2, 2007 and the Court ordered the case dismissed with prejudice against the Company and the individual defendants.

On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order. On August 13, 2008, the Court of Appeals affirmed the judgment of the district court dismissing the case. Thereafter, Mr. Hays petitioned the Court of Appeals for a rehearing en banc, which petition was denied on September 22, 2008. On January 23, 2009 the Company was informed that Mr. Hayes filed a petition with the U.S. Supreme Court seeking a writ of certiorari which was docketed on February 20, 2009.

18.	International Business Machines Corporation Alliance

On December 16, 2007, the Company entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No. 1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years. At the date of issuance, the Company utilized a valuation model prepared by a third-party to estimate fair value of the common stock warrants.

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2008 and 2007. The remaining balance of $9.3 million is related to prepaid incentives and other

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations and is recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2007.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2008. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2008, $20.7 million is refundable subject to achievement of future milestones.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable. During the year ended December 31, 2008, the Company incurred $8.2 million of costs related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under SFAS 86 in the accompanying consolidated balance sheet as of December 31, 2008, and a reduction of operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Also, during the year ended December 31, 2008, the Company reached certain technical enablement milestones for which approximately $5.1 million has been collected as of December 31, 2008.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability

Balance, September 30, 2007	$—
IBM payment	33,334
Common stock warrants	(24,003)

Balance, December 31, 2007	9,331
IBM payment	37,333
Technical enablement milestones	5,100
Costs related to fulfillment of technical enablement milestones	(8,242)

Balance, December 31, 2008	$43,522

Of the $43.5 million Alliance agreement liability, $6.2 million is short-term and $37.3 million is long-term in the accompanying consolidated balance sheet as of December 31, 2008.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	International Business Machines Corporation Information Technology Outsourcing Agreement

On March 17, 2008, the Company entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource the Company’s internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM provides the Company with global IT infrastructure services including the following services, which services were provided by the Company: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). The Company retains responsibility for its security policy management and on-demand business operations.

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

The Company pays IBM for the IT Services through a combination of fixed and variable charges, with the variable charges fluctuating based on the Company’s actual need for such services as well as the applicable service levels and statements of work. Based on the currently projected usage of these IT Services, the Company expects to pay $116 million to IBM in service fees and project costs over the initial seven-year term.

In addition, IBM is providing the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Company currently expects the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. These Transition Services will be recognized as incurred based on the capital or expense nature of the cost. The Company has expensed approximately $6.6 million for Transition Services during the year ended December 31, 2008, that are included in general and administrative expenses in the accompanying consolidated statement of operations. Of the $6.6 million recognized, approximately $1.0 million has been paid, approximately $4.0 million is included in other noncurrent liabilities and $1.4 million is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2008. The Company incurred an additional $0.9 million of staff augmentation costs related to the Transition Services during the year ended December 31, 2008 that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company. During the year ended December 31, 2008, $1.8 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations. The charges, by segment, were as follows: $1.5 million in the Americas segment, $0.1 million in the EMEA segment, and $0.2 million in the Asia Pacific segment.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Termination
Benefits

Balance, December 31, 2007	$—
Additional restructuring charges incurred	1,836
Amounts paid during the period	(1,192)
Other	(179)

Balance, December 31, 2008	$465

Other includes the impact of foreign currency translation.

As of December 31, 2008, $0.5 million is accrued in accrued employee compensation for these termination costs in the accompanying consolidated balance sheet. The Company anticipates that these amounts will be paid by the end of fiscal 2009.

20.	Quarterly Financial Data

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software license fees	$46,797	$46,460	$38,214	$37,739
Maintenance fees	31,748	33,963	32,867	31,437
Services	30,666	28,137	38,138	21,487

Total revenues	109,211	108,560	109,219	90,663

Expenses:
Cost of software license fees	9,291	11,739	11,966	12,491
Cost of maintenance and services	26,891	33,544	36,044	28,265
Research and development	9,256	11,393	12,694	12,553
Selling and marketing	15,990	18,547	22,741	16,750
General and administrative	28,211	30,379	24,515	22,680

Total expenses	89,639	105,602	107,960	92,739

Operating income (loss)	19,572	2,958	1,259	(2,076)
Other income (expense):
Interest income	678	635	703	593
Interest expense	(1,460)	(1,149)	(1,038)	(1,366)
Other, net	5,172	932	2,333	(190)

Total other income (expense)	4,390	418	1,998	(963)

Income (loss) before income taxes	23,962	3,376	3,257	(3,039)
Income tax expense	11,024	1,659	2,429	1,862

Net income (loss)	$12,938	$1,717	$828	$(4,901)

Earnings (loss) per share
Basic	$0.38	$0.05	$0.02	$(0.14)
Diluted	$0.37	$0.05	$0.02	$(0.14)

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software license fees	$28,856	$40,920	$38,524	$41,185
Maintenance fees	31,316	31,287	29,901	28,729
Services	24,700	25,902	21,523	23,375

Total revenues	84,872	98,109	89,948	93,289

Expenses:
Cost of software license fees	10,901	9,932	11,193	10,211
Cost of maintenance and services	24,318	26,789	23,351	24,147
Research and development	14,640	13,422	12,041	11,985
Selling and marketing	18,437	16,894	16,799	18,150
General and administrative	24,215	26,190	26,353	23,831

Total expenses	92,511	93,227	89,737	88,324

Operating income (loss)	(7,639)	4,882	211	4,965
Other income (expense):
Interest income	1,243	940	1,014	885
Interest expense	(2,156)	(1,431)	(1,597)	(1,460)
Other, net(1)	(1,577)	(1,533)	(337)	(293)

Total other income (expense)	(2,490)	(2,024)	(920)	(868)

Income (loss) before income taxes	(10,129)	2,858	(709)	4,097
Income tax expense (benefit)	(1,514)	5,581	(295)	1,476

Net income (loss)	$(8,615)	$(2,723)	$(414)	$2,621

Earnings (loss) per share
Basic	$(0.24)	$(0.07)	$(0.01)	$0.07
Diluted	$(0.24)	$(0.07)	$(0.01)	$0.07

(1)	Other, net for the fourth quarter of the year ended September 30, 2007, includes $2.1 million in expense related to recording the liability for the fair value on two interest rate swaps. See Note 7, “Derivative Instruments and Hedging Activities”, for additional details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)

By:	/s/ Philip G. Heasley
Philip G. Heasley
President and Chief Executive Officer
Date: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip G. Heasley Philip G. Heasley	President, Chief Executive Officer and Director (principal executive officer)	March 3, 2009

/s/ Scott W. Behrens Scott W. Behrens	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)	March 3, 2009

/s/ Harlan F. Seymour Harlan F. Seymour	Chairman of the Board and Director	March 3, 2009

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	March 3, 2009

/s/ Jan H. Suwinski Jan H. Suwinski	Director	March 3, 2009

/s/ John D. Curtis John D. Curtis	Director	March 3, 2009

/s/ John M. Shay Jr. John M. Shay Jr.	Director	March 3, 2009

/s/ James C. McGroddy James C. McGroddy	Director	March 3, 2009

/s/ John E. Stokely John E. Stokely	Director	March 3, 2009