Form 10-Q
period 2009-03-31
ACI WORLDWIDE, INC.
filed 2009-05-08
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-25346

ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, Suite 3350	(646) 348-6700
New York, New York 10271	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009, there were 35,027,057 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,500	$112,966
Billed receivables, net of allowances of $2,514 and $1,920, respectively	84,620	77,738
Accrued receivables	11,558	17,412
Deferred income taxes, net	13,166	17,005
Recoverable income taxes	3,596	3,140
Prepaid expenses	10,107	9,483
Other current assets	9,647	8,800

Total current assets	242,194	246,544

Property, plant and equipment, net	18,202	19,421
Software, net	28,857	29,438
Goodwill	197,012	199,986
Other intangible assets, net	28,469	30,347
Deferred income taxes, net	19,566	12,899
Other assets	14,014	14,207

TOTAL ASSETS	$548,314	$552,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,728	$16,047
Accrued employee compensation	14,959	19,955
Deferred revenue	111,505	99,921
Income taxes payable	934	78
Alliance agreement liability	7,384	6,195
Accrued and other current liabilities	21,857	24,068

Total current liabilities	170,367	166,264

Deferred revenue	25,718	24,296
Note payable under credit facility	75,000	75,000
Deferred income taxes	1,775	2,091
Alliance agreement noncurrent liability	33,441	37,327
Other noncurrent liabilities	32,219	34,023

Total liabilities	338,520	339,001

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at March 31, 2009 and December 31, 2008	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 5,813,047 and 5,909,000 shares outstanding at March 31, 2009 and December 31, 2008, respectively	(145,247)	(147,808)
Additional paid-in capital	303,021	302,237
Retained earnings	54,336	58,468
Accumulated other comprehensive loss	(26,523)	(23,263)

Total stockholders’ equity	209,794	213,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$548,314	$552,842

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Software license fees	$31,178	$37,739
Maintenance fees	31,440	31,437
Services	25,595	21,487

Total revenues	88,213	90,663

Expenses:
Cost of software license fees (1)	3,167	2,596
Cost of maintenance and services (1)	27,222	27,619
Research and development	18,973	20,577
Selling and marketing	15,108	16,664
General and administrative	21,504	21,211
Depreciation and amortization	4,346	4,072

Total expenses	90,320	92,739

Operating loss	(2,107)	(2,076)

Other income (expense):
Interest income	301	593
Interest expense	(769)	(1,366)
Other, net	(1,120)	(190)

Total other income (expense)	(1,588)	(963)

Loss before income taxes	(3,695)	(3,039)
Income tax expense	437	1,862

Net loss	$(4,132)	$(4,901)

Loss per share information
Weighted average shares outstanding
Basic	34,522	35,165
Diluted	34,522	35,165

Loss per share
Basic	$(0.12)	$(0.14)
Diluted	$(0.12)	$(0.14)

(1)	The cost of software license fees includes amortization of purchased and developed technology for resale. The cost of maintenance and services excludes charges for depreciation.
The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,132)	$(4,901)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	1,566	1,576
Amortization	4,175	3,809
Tax expense of intellectual property shift	550	590
Amortization of debt financing costs	84	84
Gain on reversal of asset retirement obligation	—	(949)
Gain on transfer of assets under contractual obligations	(56)	—
Loss on disposal of assets	8	218
Change in fair value of interest rate swaps	440	3,689
Deferred income taxes	(3,934)	(3,003)
Stock-based compensation expense	2,616	2,552
Tax benefit of stock options exercised	27	40
Changes in operating assets and liabilities:
Billed and accrued receivables, net	(2,621)	3,215
Other current assets	(1,124)	(3,064)
Other assets	(573)	668
Accounts payable	(53)	(3,793)
Accrued employee compensation	(4,451)	(1,825)
Proceeds from alliance agreement	—	36,087
Accrued liabilities	(4,151)	(4,264)
Current income taxes	355	1,413
Deferred revenue	14,576	14,328
Other current and noncurrent liabilities	(453)	54

Net cash flows from operating activities	2,849	46,524

Cash flows from investing activities:
Purchases of property and equipment	(930)	(1,465)
Purchases of software and distribution rights	(4,358)	(1,127)
Alliance technical enablement expenditures	(1,733)	(943)
Proceeds from alliance agreement	—	1,246
Other	50	(13)

Net cash flows from investing activities	(6,971)	(2,302)

Cash flows from financing activities:
Proceeds from issuance of common stock	330	639
Proceeds from exercises of stock options	1,362	382
Excess tax benefit of stock options exercised	48	28
Purchases of common stock	—	(30,064)
Common stock withheld from vested restricted share awards for payroll tax withholdings	(345)	—
Payments on debt and capital leases	(530)	(791)

Net cash flows from financing activities	865	(29,806)

Effect of exchange rate fluctuations on cash	(209)	(2,760)

Net increase (decrease) in cash and cash equivalents	(3,466)	11,656
Cash and cash equivalents, beginning of period	112,966	97,011

Cash and cash equivalents, end of period	$109,500	$108,667

Supplemental cash flow information
Income taxes paid, net	$3,596	$3,407
Interest paid	$1,329	$1,344
The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands)
1. Consolidated Financial Statements
The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at March 31, 2009, and for the three months ended March 31, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.
The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, filed March 4, 2009.
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
Lease Termination
During the three months ended March 31, 2008, the Company terminated the lease for one of its facilities in Watford, England. Under the terms of the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2008. Further under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition. As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is also recorded in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2009 and December 31, 2008, the Company had contractual obligations with respect to the restoration of other leased facilities of $1.5 million and $1.3 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.
Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. The Company adopted SFAS 141(R) as of January 1, 2009 and will assess the impact if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The Company adopted SFAS 160 as of January 1, 2009 and there was no impact on its consolidated financial statements as the Company’s non-controlling interests were not material.
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. The Company adopted SFAS 161 as of January 1, 2009 and there was no impact on its consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The Company adopted this standard as of January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the adoption of this FSP to have a material effect on the consolidated financial statements.
Reclassification
During the three months ended March 31, 2009, the Company refined the definition of its cost of software licenses fees in order to better conform to industry practice. The Company’s definition of cost of software license fee has been revised to be third-party software royalties as well as the amortization of purchased technology. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, the Company reclassified $0.7 million and $8.2 million to cost of maintenance and services and research and development, respectively, from cost of software license fees in the accompanying consolidated statement of operations for the three months ended March 31, 2008.
Also for the quarter ended March 31, 2009, the Company reclassified depreciation and amortization expense, excluding amortization of purchased technology as a separate line item in the consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the consolidated statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, the Company reclassified $1.0 million from cost of software licenses fees, $1.4 million from cost of maintenance and services, $0.1 million from research and development, $0.1 million from selling and marketing, and $1.5 million from general and administrative for the three months ended March 31, 2008.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net loss for the prior period presented.
2. Revenue Recognition, Accrued Receivables and Deferred Revenue
Software License Fees. The Company recognizes software license fee revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition. For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under SOP 98-9 to determine the amount of revenue to be allocated to the license element. Under SOP 98-9, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.
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
For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery or when payment terms are significantly beyond the Company’s standard business practice, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.
SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals with consistent pricing of PCS, expressed in either dollar or percentage terms. The Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices.
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
For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-specific acceptance criteria or the expiration of the acceptance period. The Company also defers the recognition of revenue on transactions involving less-established or newly released software products that do not have a history of successful implementation. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer.
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

	Three Months Ended
	March 31,
	2009	2008
Software license fees	$3,826	$3,227
Maintenance fees	1,376	1,252
Services	1,870	1,258

Total	$7,072	$5,737

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
Hosting. The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separate provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables. The Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements. Any up-front fees allocated to the hosting services are recognized over the estimated life of the hosting relationship. Professional services revenues are recognized as the services are performed when the services have stand-alone value and over the estimated life of the hosting relationship when the services do not have stand-alone value.
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
Deferred Revenue. Deferred revenue includes (i) amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of providing the product or performing services,

(ii) amounts deferred whereby VSOE of the fair value of undelivered elements in a bundled arrangement does not exist, and (iii) amounts deferred if other conditions for revenue recognition have not been met.
3. Share-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2009 and 2008 totaled 19,085 and 33,283, respectively.
Share-Based Payments Pursuant to SFAS 123(R)
A summary of stock options issued pursuant to our stock incentive plans is as follows:

			Weighted-
		Weighted	Average	Aggregate
		-Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price ($)	Term (Years)	Options ($)
Outstanding, December 31, 2008	3,428,297	$21.69
Granted	60,000	17.77
Exercised	(108,167)	12.59
Cancelled/Forfeited/Expired	(141,194)	32.46

Outstanding, March 31, 2009	3,238,936	$21.46	6.30	$6,976,401

Exercisable, March 31, 2009	1,927,940	$19.74	5.31	$6,352,341

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $9.86 and $9.39, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2009 and 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0.6 million and $0.3 million, respectively.
The fair value of options granted during the three months ended March 31, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123(R), with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected life (years)	6.3	6.3
Interest rate	2.5%	3.1%
Volatility	56.2%	55.4%
Dividend yield	—	—
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
The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), during the three months ended March 31, 2009 or 2008.
During the year ended December 31, 2008, the Company changed the expected attainment to 0% for the LTIP Performance Shares granted during the year ended September 30, 2007, based upon revised forecasted diluted earnings per share, which the Company does not expect will achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2007 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in 2007 during the year ended December 31, 2008 and no expense was recognized during the three months ended March 31, 2009.
During the three months ended March 31, 2009 and 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends payable on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.
A summary of nonvested RSAs as of March 31, 2009 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested at December 31, 2008	462,400	$17.97
Granted	2,500	17.77
Vested	(57,750)	16.17
Forfeited or expired	(13,500)	16.17

Nonvested at March 31, 2009	393,650	$18.30

During the three months ended March 31, 2009, 57,750 of the RSAs vested. The Company withheld 20,299 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.
As of March 31, 2009, there were unrecognized compensation costs of $10.6 million related to nonvested stock options and $5.3 million related to the nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.3 years and 3.2 years, respectively.
The Company recorded stock-based compensation expenses in accordance with SFAS 123(R) for the three months ended March 31, 2009 and 2008 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $2.6 million, with corresponding tax benefits of $1.0 million. Tax benefits in excess of the option’s grant date fair value under SFAS 123(R) are classified as financing cash flows. No stock-based compensation costs were capitalized during the three months ended March 31, 2009 and 2008. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended March 31, 2009 and 2008 was $1.4 million and $0.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.5 million and $0.2 million, respectively, for the three months ended March 31, 2009 and 2008.
4. Goodwill
Changes in the carrying amount of goodwill during the three months ended March 31, 2009, consisting primarily of foreign currency translation adjustments, were as follows (in thousands):

Goodwill
Balance, December 31, 2008	$199,986
Foreign currency translation adjustments	(2,974)

Balance, March 31, 2009	$197,012

5. Software and Other Intangible Assets
At March 31, 2009, software net book value totaling $28.9 million, net of $35.4 million of accumulated depreciation, includes software marketed for external sale of $18.8 million. The remaining software net book value of $10.1 million is comprised of various software that has been acquired or developed for internal use.
Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software amortization expense recorded in the three months ended March 31, 2009 and 2008 totaled $1.4 million. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations. Amortization of software for internal use of $1.3 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, is included in depreciation and amortization in the consolidated statements of operations.
The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Customer relationships	$38,561	$39,020
Purchased contracts	10,977	11,030
Trademarks and tradenames	2,183	2,236
Covenant not to compete	1,525	1,537

	53,246	53,823
Less: accumulated amortization	(24,777)	(23,476)

Other intangible assets, net	$28,469	$30,347

Other intangible assets amortization expense recorded in the three months ended March 31, 2009 and 2008 totaled $1.5 million and $1.7 million, respectively.

Based on capitalized intangible assets at March 31, 2009, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2009	$8,733	$4,439
2010	9,268	5,909
2011	6,895	5,556
2012	3,589	4,484
2013	244	4,244
Thereafter	128	3,837

Total	$28,857	$28,469

6. Derivative Instruments and Hedging Activities
The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate (“LIBOR”).
At March 31, 2009, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark was 3-month LIBOR. During the year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.
During the three months ended March 31, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting.
Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the loss resulting from the change in fair value of the interest rate swaps for the three months ended March 31, 2009 and 2008 of $0.4 million and $3.7 million, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.
Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, December 31, 2008	$(8,624)
Net settlement payments	309
Loss recognized in earnings	(440)

Ending fair value, March 31, 2009	$(8,755)

As of March 31, 2009, the $8.8 million fair value liability is recorded as $6.4 million and $2.4 million in other current liabilities and other noncurrent liabilities, respectively, on the accompanying consolidated balance sheet.
Net settlements are measured monthly and paid monthly under the $75 million notional amount interest rate swap and paid quarterly under the $50 million notional amount interest rate swap. The net settlements are recorded in other income (expense)

in the accompanying consolidated statements of operations. Included in the $8.8 million fair value at March 31, 2009, is approximately $1.1 million of net settlement obligations paid by the Company subsequent to March 31, 2009.
7. Fair Value of Financial and Non-financial Instruments
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$8,755	$—	$8,755	$—
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The adoption of SFAS 157 for non-financial assets and non-financial liabilities had no impact on the financial statements as of or for the three months ended March 31, 2009.

The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At March 31, 2009, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.
8. Corporate Restructuring and Other Reorganization Charges
Changes in the liability for corporate restructuring charges during the three months ended March 31, 2009 were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2008	$2,547
Adjustments to recognized liabilities	210
Amounts paid during the period	(2,433)
Other	(149)

Balance, March 31, 2009	$175

Other includes the impact of foreign currency translation.
At March 31, 2009 and December 31, 2008, the liabilities were classified as current liabilities in accrued employee compensation in the accompanying consolidated balance sheets. See additional severance costs at Note 16, “International Business Machines Corporation Information Technology Outsourcing Agreement”.
9. Common Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 6,049,520 shares for approximately $154 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of March 31, 2009.
Earnings (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average share outstanding:
Basic weighted average shares outstanding	34,522	35,165
Add: Dilutive effect of stock options and other dilutive securities	—	—

Diluted weighted average shares outstanding	34,522	35,165

For the three months ended March 31, 2009 and 2008, 6.6 million and 4.3 million, respectively, options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted loss per share computation due to the net loss.

10. Other Income (Expense)
Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Foreign currency transactions gains (losses)	$(746)	$3,659
Change in fair value of interest rate swap	(440)	(3,689)
Other	66	(160)

Total	$(1,120)	$(190)

11. Comprehensive Income (Loss)
The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(4,132)	$(4,901)
Foreign currency translation adjustments	(3,260)	1,482

Comprehensive loss	$(7,392)	$(3,419)

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

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following are revenues and operating income (loss) for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Americas	$49,923	$44,014
EMEA	29,015	37,308
Asia/Pacific	9,275	9,341

	$88,213	$90,663

Operating income (loss):
Americas	$6,867	$1,338
EMEA	(5,745)	(2,181)
Asia/Pacific	(3,229)	(1,233)

	$(2,107)	$(2,076)

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2009 or 2008. Aggregate revenues attributable to customers in the United Kingdom accounted for 10.5% and 11.4% of the Company’s consolidated revenues during the three months ended March 31, 2009 and 2008, respectively.
13. Income Taxes
The effective tax rate for the three months ended March 31, 2009 and 2008 is not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit offset by income in tax jurisdictions in which we accrued tax expense and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The amount of unrecognized tax benefits for uncertain tax positions was $11.4 million as of March 31, 2009 and $11.5 million as of December 31, 2008, excluding related liabilities for interest and penalties of $1.4 million as of March 31, 2009 and $1.5 million as of December 31, 2008.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.7 million, due to settlement of various audits.
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
On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order. On August 13, 2008, the Court of Appeals affirmed the judgment of the district court dismissing the case. Thereafter, Mr. Hayes petitioned the Court of Appeals for a rehearing en banc, which petition was denied on September 22, 2008. Mr. Hayes filed a petition with the U.S. Supreme Court seeking a writ of certiorari which was docketed on February 20, 2009. On April 27, 2009, the Company was informed that Mr. Hayes’ petition was denied.
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
Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of March 31, 2009 and December 31, 2008. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in the Alliance agreement liability in the accompanying consolidated balance sheet.
During the three-months ended March 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and accordingly a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of March 31, 2009, $20.7 million is refundable subject to achievement of future milestones.
The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable. During the three months ended March 31, 2009 and 2008, the Company incurred $2.7 million and $1.1 million of costs, respectively, related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under SFAS 86 in the accompanying consolidated balance sheets and a reduction of operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance, December 31, 2008	$43,522
Costs related to fulfillment of technical enablement milestones	(2,697)

Balance, March 31, 2009	$40,825

Of the $40.8 million Alliance agreement liability, $7.4 million is current and $33.4 million is non-current in the accompanying consolidated balance sheet as of March 31, 2009.
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
16. International Business Machines Corporation Information Technology Outsourcing Agreement
On March 17, 2008, the Company entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource the Company’s internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM will provide the Company with global IT infrastructure services including the following services, which services were previously provided by the Company: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). The Company retained responsibility for its security policy management and on-demand business operations.
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
In addition, IBM is providing the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Company currently expects the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. These Transition Services will be recognized as incurred based on the capital or expense nature of the cost. The Company has expensed approximately $0.1 million for Transition Services during the three months ended March 31, 2009, that are included in general and administrative expenses in the accompanying consolidated statement of operations and approximately $6.8 million to date. Of the $6.8 million recognized, approximately $1.5 million has been paid, approximately

$3.9 million is included in other noncurrent liabilities and $1.4 million is included in accrued and other current liabilities in the accompanying consolidated balance sheet at March 31, 2009.
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
As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company. Changes in the accrued employee compensation for these termination costs were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2008	$465
Amounts paid during the period	(71)
Other (1)	(14)

Balance, March 31, 2009	$380

(1)	Other includes the impact of foreign currency translation.
As of March 31, 2009, $0.4 million is accrued in accrued employee compensation for these termination costs in the accompanying consolidated balance sheet. The Company anticipates that these amounts will be paid by the end of 2009.
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
An initial payment of $0.5 million was due at signing and was paid in October of 2006. The remaining $2.5 million was to be paid in installments through 2010. Additionally, the Company remains a reseller of these products for royalty fee of 50% of revenues generated from sales.
Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the above transaction was not accounted for as a divestiture for accounting purposes. The accounting treatment for this type of transaction is outlined in SEC Staff Accounting Bulletin Topic 5E. Under this accounting treatment, the assets and liabilities to be divested are classified in other current assets and accrued other liabilities within the Company’s consolidated balance sheet. Under that guidance, the Company expected to recognize a gain of $2.5 million in future periods as payments were received. These future payments are to be recognized as gains in the period in which they are recovered, once the net assets have been written down to zero. In October 2006 and October 2007, the Company collected $0.5 million of cash pursuant to the contractual arrangements and recognized a pretax gain of $0.4 million in each period. The remaining $0.1 million was recorded as interest income. During the year ended December 31, 2008, the Company offset $0.3 million in invoices payable to the unrelated party against payments due and recognized a pretax gain of $0.2 million. The remaining $0.1 million was recorded as interest income. During the three months ended March 31, 2009, a payment of $0.1 million was received and recorded as a pretax gain and an additional $0.1 million of invoices payable to the unrelated party were offset against payments due and recognized as interest income.
Subsequent to March 31, 2009, the Company sold its right to further payments to a third-party for $1.0 million, which will be recorded as a pretax gain during the three months ending June 30, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our organizational restructuring activities. Many of these factors will be important in determining our actual future results. Any or all of the forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected. In addition, we disclaim any obligation to update any forward-looking statements after the date of this report, except as required by law. All of the foregoing forward-looking statements are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets, our restructuring efforts, the restatement of our financial statements, consolidation in the financial services industry, changes in the financial services industry, the accuracy of backlog estimates, material weaknesses in our internal control over financial reporting, our tax positions, volatility in our stock price, risks from operating internationally, increased competition, our offshore software development activities, the performance of our strategic product, BASE24-eps, the maturity of certain legacy retail payment products, demand for our products, our alliance with IBM, our outsourcing agreement with IBM, the complexity of our products and the risk that they may contain hidden defects, governmental regulations and industry standards, our compliance with privacy regulations, system failures, the protection of our intellectual property, future acquisitions and investments and litigation. The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or The Market Price of Our Common Stock.”
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 4, 2009. Results for the three months ended March 31, 2009, are not necessarily indicative of results that may be attained in the future.
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
We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. During 2008 and 2009, we have continued our efforts to try and take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.
We have launched a service called ACI On Demand, wherein we host our payment systems and sell them as a service to banks, retailers and processors.
In March 2008, we announced to customers the timelines for maturing many of our retail payment engines. These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx. Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow ACI to more efficiently focus research and development investment.
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
Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenue related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. Also during the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and forecasted borrowings of $50 million, respectively. During the three months ended March 31, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility and changed its interest rate to 5.195%. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.
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
Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:
▪	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

▪	License and facilities management arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

▪	Non-recurring license arrangements are assumed to renew as recurring revenue streams.

▪	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

▪	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.
In computing our 60-month backlog estimate, the following items are specifically not taken into account:
▪	Anticipated increases in transaction volumes in customer systems.

▪	Optional annual uplifts or inflationary increases in recurring fees.

▪	Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.

▪	The potential impact of merger activity within our markets and/or customers is not reflected in the computation of our 60-month backlog estimate.
     The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2009 and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31,	December 31,
	2009	2008

Americas	$791	$771
EMEA	466	480
Asia/Pacific	153	156

Total	$1,410	$1,407

     Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on the Company’s historical renewal experience. The estimated Committed Backlog and Renewal Backlog estimate as of March 31, 2009 is $722 million and $688 million, respectively.
We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2009 and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2009			December 31, 2008
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$139	$43	$182	$133	$40	$173
EMEA	72	43	115	73	37	110
Asia/Pacific	28	10	38	28	14	42

Total	$239	$96	$335	$234	$91	$325

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

RESULTS OF OPERATIONS
Reclassifications
During the three months ended March 31, 2009, we refined our definition of cost of software licenses fess in order to better conform to industry practice. Our definition of cost of software license fee has been revised to be third-party software royalties as well as the amortization of purchased technology. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, we reclassified $0.7 million and $8.2 million to cost of maintenance and services and research and development, respectively, from cost of software licenses fees in the accompanying statement of operations for the three months ended March 31, 2008.
Also for the quarter ended March 31, 2009, we reclassified depreciation and amortization expense, excluding amortization of purchased technology as a separate line item in the consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, we reclassified $1.0 million from cost of software licenses fees, $1.4 million from cost of maintenance and services, $0.1 million from research and development, $0.1 million from selling and marketing, and $1.5 million from general and administrative for the three months ended March 31, 2008.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net loss for the prior period presented.

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,
	2009		2008
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenues:
Initial license fees (ILFs)	$13,465	15.3%	$20,954	23.1%
Monthly license fees (MLFs)	17,713	20.1%	16,785	18.5%

Software license fees	31,178	35.4%	37,739	41.6%
Maintenance fees	31,440	35.6%	31,437	34.7%
Services	25,595	29.0%	21,487	23.7%

Total revenues	88,213	100.0%	90,663	100.0%

Expenses:
Cost of software licenses fees	3,167	3.6%	2,596	2.9%
Cost of maintenance and services	27,222	30.9%	27,619	30.5%
Research and development	18,973	21.5%	20,577	22.7%
Selling and marketing	15,108	17.1%	16,664	18.4%
General and administrative	21,504	24.4%	21,211	23.4%
Depreciation and amortization	4,346	4.9%	4,072	4.5%

Total expenses	90,320	102.4%	92,739	102.4%

Operating loss	(2,107)	-2.4%	(2,076)	-2.3%

Other income (expense):
Interest income	301	0.3%	593	0.7%
Interest expense	(769)	-0.9%	(1,366)	-1.5%
Other, net	(1,120)	-1.3%	(190)	-0.2%

Total other income (expense)	(1,588)	-1.8%	(963)	-1.0%

Loss before income taxes	(3,695)	-4.2%	(3,039)	-3.4%
Income tax expense	437	0.5%	1,862	2.1%

Net loss	$(4,132)	-4.7%	$(4,901)	-5.5%

Revenues
Total revenues for the three months ended March 31, 2009 decreased $2.5 million, or 2.7%, as compared to the same period of 2008. Total revenues decreased primarily as a result of a $6.6 million, or 17.4%, decrease in software license fees revenues, partially offset by a $4.1 million, or 19.1%, increase in services revenues.
The decline in total revenues was primarily driven by an $8.3 million decline in total revenues in the EMEA reportable operating segment offset by a $5.9 million increase in the America’s reportable operating segment. A portion of the decline in the EMEA reportable operating segment can be attributed to the recent strengthening of the U.S. dollar relative to other European currencies.
Software License Fee Revenues
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
Initial License Fee (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended March 31, 2009 compared to the same period in 2008, decreased by $7.5 million, or 35.7%. The Americas reportable operating segments increased by $0.9 million offset by decreases in the EMEA and Asia-Pacific reportable operating segments of $8.0 million and $0.4 million, respectively. The decline in ILF revenues in the EMEA reportable operating segment is largely attributable to significant term extensions and contractual renewals with existing customers during the three months ended March 31, 2008 that did not repeat during the three months ended March 31, 2009. Included in the above is a capacity related revenue decline of $6.0 million in the EMEA reportable operating segment, within the three months ended March 31, 2009 as compared to the same period in 2008.
Monthly License Fee (MLF) Revenue
MLF revenues are license and capacity revenues that are paid up-front but recognized as revenue ratably over an extended period and license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms. MLF revenues increased $1.0 million, or 5.5%, during the three months ended March 31, 2009, as compared to the same period in 2008. The Americas and Asia-Pacific reportable operating segments increased by $1.2 million and $0.3 million, respectively, which increase was offset by a decline of $0.5 million in the EMEA reportable operating segments. Within this increase is a $0.4 million increase in the amount of paid up-front revenue recognized ratably by customers primarily in the Americas reportable operating segment and a $0.6 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly.
Maintenance Fee Revenue
Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues remained consistent in U.S. dollar terms during the three months ended March 31, 2009, compared to the period in 2008 despite the strengthening of the U.S. dollar against most other foreign currencies during the three months ended March 31, 2009 compared to the same period in 2008.
While total maintenance fee revenue was comparable to the three months ended March 31, 2008, maintenance fee revenue in the Americas reportable operating segment increased by $1.2 million while the EMEA reportable operating segment experienced a decline of $1.2 million. The decline in the EMEA reportable operating segment can be largely attributable to the strengthening U.S. dollar relative to European currencies.
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
Services revenue increased $4.1 million, or 19.1%, for the three months ended March 31, 2009, primarily as a result of an increase in professional services revenue in the Americas reportable operating segment, and to a lesser extent, the EMEA reportable operating segment. The increase in professional services revenue is primarily due to on-going customer requirements related to post go-live support, on-going customization or development services, and services required to migrate existing customers to the most current release of installed software products.
Expenses
Total operating expenses for the three months ended March 31, 2009 decreased $2.4 million, or 2.6%, as compared to the same period of 2008. Total expenses decreased primarily as a result of a $0.4 million, or 1.4%, decrease in cost of maintenance and services, a $1.6 million, or 7.8%, decrease in research and development, and a $1.6 million, or 9.3%, decrease in selling and marketing expenses, partially offset by a $0.3 million, or 1.4%, increase in general and administrative costs, a $0.6 million, or 22.0%, increase in cost of software licenses fees, and a $0.3 million, or 6.7%, increase in depreciation and amortization.
Cost of Software License Fees
The cost of software licenses for our products sold includes third party software royalties as well as the amortization of purchased or developed technology for resale. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in research and development expense as it is incurred.
Cost of software licenses increased $0.6 million, or 22.0%, in the three months ended March 31, 2009 compared to the same period in 2008. Third-party software royalty expense increased $0.6 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization was $1.4 million for the three months ended March 31, 2009 and 2008.
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
Cost of maintenance and services for the three months ended March 31, 2009 decreased compared to the same period in 2008 due to lower personnel and related costs of $1.6 million as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. This decrease was partially offset by $0.7 million decrease in deferred expenses associated with project implementations and $0.4 million higher costs resulting from our outsourced information technology services.
Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs associated with maintaining software products that have already been developed. Examples of maintaining software products include product management, documentation, publications and education. Continued R&D effort on existing products addresses issues, if any, related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.
R&D expense for the three months ended March 31, 2009 decreased as compared to the same period in 2008, due to lower personnel and related costs of $1.0 million as a result of previously announced headcount reductions and the strengthening of the U.S. dollar and $2.3 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance that are recorded as a reduction of R&D expense. These decreases were partially offset by $1.0 million higher third-party contractor costs and $0.5 million higher costs resulting from our outsourced information technology services. The remaining $0.2 million increase is primarily related to a decrease in deferred expenses associated with project implementations.
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
Selling and marketing expense for the three months ended March 31, 2009 decreased $1.6 million, or 9.3%, compared to the same period in 2008 a result of a $1.2 million decrease in personnel and related costs as a result of previously announced headcount reductions. Selling and marketing expense also decreased approximately $0.7 million as a result of costs reallocated to general and administrative expense to invest in our new regional general manager organization. This decrease was partially offset by $0.2 million higher costs resulting from our outsourced information technology services.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended March 31, 2009 increased $0.3 million, or 1.4%, compared to the same period in 2008. General and administrative expenses increased $1.0 million as a result of professional fees associated with the restatement of the 2008 quarterly financial statements, $0.9 million in severance and consulting fess related to the 2008 restructuring activities and related reinvestments and $0.6 million from higher bad debt expense compared to the same period in 2008. General and administrative expenses also increased approximately $1.0 million as a result of costs reallocated from certain business functions (primarily services and sales and marketing) to invest in our new regional general manager organization. These increases were partially offset by lower personnel and related costs of $2.2 million as a result of previously announced headcount reductions and the strengthening of the U.S. dollar, in addition to a $0.9 million decrease in rent and related costs as a result of facility consolidation and the strengthening of the U.S. dollar.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2009 increased $0.3 million, or 6.7%, compared to the same period in 2008 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended March 31, 2009 by $0.7 million in net foreign currency losses, as compared with $3.7 million in net gains during the same period in 2008. A $0.4 million loss on change in fair value of interest rate swaps was incurred during the three months ended March 31, 2009 compared to a $3.7 million loss in the same period of 2008. Interest income for the three months ended March 31, 2009 decreased $0.3 million or 49.2% as compared to the corresponding period of 2008 as a result of lower average daily cash balances and lower interest rates. Interest expense decreased $0.6 million or 43.7% for the three months ended March 31, 2009 as compared to the corresponding period of 2008 as a result of lower interest rates.
Income Taxes
The effective tax rate for the three months ended March 31, 2009 and 2008 was not calculable due to the pretax loss and tax charge reported for the period as a result of losses in tax jurisdictions for which we receive no tax benefit offset by income in tax jurisdictions in which we accrued tax expense and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Segment Results
The following table presents revenues and operating income for the periods indicated by geographic region (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Americas	$49,923	$44,014
EMEA	29,015	37,308
Asia/Pacific	9,275	9,341

	$88,213	$90,663

Operating income (loss):
Americas	$6,867	$1,338
EMEA	(5,745)	(2,181)
Asia/Pacific	(3,229)	(1,233)

	$(2,107)	$(2,076)

Liquidity and Capital Resources
As of March 31, 2009, our principal sources of liquidity consisted of $109.5 million in cash and cash equivalents and $75 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of March 31, 2009. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. At March 31, 2009, we were in compliance with all credit facility covenants.
We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility, our liquidity or materially impacted our funding costs. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. There can be no assurance that alternative financing on acceptable terms would be available to replace any defaulted commitments.
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 6,049,520 shares for approximately $154 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $56 million as of March 31, 2009.
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

	Three Months Ended
	March 31,
	2009	2008
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$2,849	$46,524
Investing activities	(6,971)	(2,302)
Financing activities	865	(29,806)
Net cash flows provided by operating activities for the three months ended March 31, 2009 amounted to $2.8 million as compared to $46.5 million during the same period of 2008. The comparative period decrease in net cash flows from operating activities of $43.7 million was principally the result of the following items: $36.1 million received from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the Alliance, as amended, during the three months ended March 31, 2008, a decrease in cash collections on customer receivables of $5.8 million in the three months ended March 31, 2009 and a decrease in noncash expenses of $3.1 million, such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes in the three months ended March 31, 2009 as compared to the same period of 2008. These items were partially offset by a net loss of $4.1 million for the three months ended March 31, 2009 compared to a net loss of $4.9 million for the same period of 2008, a $0.2 million increase in deferred revenue growth, and an increase in accruals for other expenses of $0.3 million.
Net cash flows used by investing activities totaled $7.0 million in the three months ended March 31, 2009 as compared to $2.3 million used by investing activities during the same period in 2008. During the three months ended March 31, 2009, we used cash of $5.3 million to purchase software, property and equipment and $1.7 million for costs related to fulfillment of the technical enablement milestones under the Alliance. During the three months ended March 31, 2008, we used cash of $2.6 million to purchase software, property and equipment and $0.9 million for costs related to fulfillment of the technical enablement milestones under the Alliance. These uses of cash were partially offset in the three months ended March 31, 2008, by $1.2 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the Alliance.
Net cash flows provided by financing activities totaled $0.9 million in the three months ended March 31, 2009 as compared to net cash flows used by financing activities of $29.8 million during the same period in 2008. We made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.5 million and $0.8 million during the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, we received proceeds of $1.4 million and $0.4 million, respectively, including corresponding excess tax benefits, from the exercises of stock options and $0.3 million and $0.6 million, respectively, for the issuance of common stock under our Employee Stock Purchase Plan. In the three months ended March 31, 2008, we used cash of $30.1 million to purchase shares of our common stock under the stock repurchase program. We used $0.3 million to pay the employees portion of the minimum payroll withholding taxes on the vested restricted share awards obtained through withholding 20,299 shares during the three months ended March 31, 2009.
We also realized a $0.2 million decrease in cash during the three months ended March 31, 2009 compared to a $2.8 million decrease during the same period of 2008 related to foreign exchange rate variances.
We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.
Contractual Obligations and Commercial Commitments
We are unable to reasonably estimate the ultimate amount or timing of settlement of all of our reserves for income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (as amended). The liability for unrecognized tax benefits at March 31, 2009 is $11.4 million, of which we believe it is reasonably possible $1.7 million will be settled within the next 12 months.
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
The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 4, 2009, for a further discussion of revenue recognition and other significant accounting policies.
Revenue Recognition
For software license arrangements for which services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable, and (iii) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, we use the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as post contract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which we have concluded that collectibility issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, we consider the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.
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
Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2009 and December 31, 2008, our intangible assets, net of accumulated amortization, were $28.5 million and $30.3 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations. Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.
As of March 31, 2009 and December 31, 2008, our goodwill was $197.0 million and $200.0 million, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed annually as of October 1st, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.
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
Long term incentive program performance share awards (“LTIP Performance Shares”) were issued in the year ended September 30, 2007. These awards are earned based on the achievement over a specified period of performance goals related to certain performance indicators. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.
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
Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. The Company adopted SFAS 141(R) as of January 1, 2009 and will assess the impact if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The Company adopted SFAS 160 as of January 1, 2009 and there was no impact on its consolidated financial statements as the Company’s non-controlling interests were not material.
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. The Company adopted SFAS 161 as of January 1, 2009 and there was no impact on its consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The Company adopted this standard as of January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the adoption of this FSP to have a material effect on the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended March 31, 2009. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2009, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.1 million annually.
During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the three months ended March 31, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. As of March 31, 2009, the fair value liability of the interest rate swaps was approximately $8.8 million, $6.4 million and $2.4 million of which was included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $0.2 million at March 31, 2009. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statements of operations, along with the related income tax effects.
Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. Effective January 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
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

Item 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, March 31, 2009.
As of December 31, 2008, the Company reported a material weakness in internal control over financial reporting related to accounting for complex software implementation service arrangements in the Asia Pacific region. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of March 31, 2009 and have concluded that the material weakness related to accounting for complex software implementation services arrangements in the Asia Pacific region was not remediated as of March 31, 2009.
Except for the material weakness in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, no other material weaknesses were identified in our evaluation of internal controls as of March 31, 2009.
Changes in Internal Control over Financial Reporting
Remediation plans established and initiated by management in fiscal year 2008 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On March 27, 2007, James J. Hayes, a class member, filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit appealing the Court’s order. On August 13, 2008, the Court of Appeals affirmed the judgment of the district court dismissing the case. Thereafter, Mr. Hayes petitioned the Court of Appeals for a rehearing en banc, which petition was denied on September 22, 2008. Mr. Hayes filed a petition with the U.S. Supreme Court seeking a writ of certiorari which was docketed on February 20, 2009. On April 27, 2009, the Company was informed that Mr. Hayes’ petition was denied.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2008. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2009:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program
January 1 through January 31, 2009	—	$—	—	$56,545,000
February 1 through February 28, 2009	20,299	$16.99	—	$56,545,000
March 1 through March 31, 2009	—	$—	—	$56,545,000

Total	20,299	$16.99	—

Pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2009, 57,750 of the RSAs vested. The Company withheld 20,299 of those shares to pay the employees’ portion of the payroll taxes.
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

ACI WORLDWIDE, INC. (Registrant)
Date: May 8, 2009	By:	/s/ Scott W. Behrens
Scott W. Behrens
Senior Vice President, Chief Financial Officer, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

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