Form 10-Q/A
period 2009-03-31
ACI WORLDWIDE, INC.
filed 2009-07-02
CIK 935036

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

Explanatory Note
ACI Worldwide, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2009. This Amendment is being filed solely to correct an inadvertent omission in Item 4, “Controls and Procedures.” The sentence, “Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of that date,” has been added to the end of the first paragraph.
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

ACI WORLDWIDE, INC. (Registrant)
Date: July 2, 2009	By:	/s/ Scott W. Behrens
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

5