Form 10-Q
period 2009-06-30
ACI WORLDWIDE, INC.
filed 2009-08-07
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number 0-25346

ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 Broadway, Suite 3350	(646) 348-6700
New York, New York 10271	(Registrant’s telephone number,
(Address of principal executive offices, including zip code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 6, 2009, there were 34,020,996 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$114,403	$112,966
Billed receivables, net of allowances of $2,490 and $1,920, respectively	70,464	77,738
Accrued receivables	11,138	17,412
Deferred income taxes	14,005	17,005
Recoverable income taxes	3,869	3,140
Prepaid expenses	11,010	9,483
Other current assets	12,672	8,800

Total current assets	237,561	246,544

Property, plant and equipment, net	17,702	19,421
Software, net	27,531	29,438
Goodwill	202,086	199,986
Other intangible assets, net	27,704	30,347
Deferred income taxes	22,685	12,899
Other assets	11,357	14,207

TOTAL ASSETS	$546,626	$552,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,861	$16,047
Accrued employee compensation	19,575	19,955
Deferred revenue	107,720	99,921
Income taxes payable	820	78
Alliance agreement liability	6,784	6,195
Accrued and other current liabilities	20,524	24,068

Total current liabilities	173,284	166,264

Deferred revenue	32,383	24,296
Note payable under credit facility	75,000	75,000
Deferred income taxes	1,603	2,091
Alliance agreement noncurrent liability	30,991	37,327
Other noncurrent liabilities	29,566	34,023

Total liabilities	342,827	339,001

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at June 30, 2009 and December 31, 2008	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 6,828,493 and 5,909,000 shares outstanding at June 30, 2009 and December 31, 2008, respectively	(159,812)	(147,808)
Additional paid-in capital	304,911	302,237
Retained earnings	50,774	58,468
Accumulated other comprehensive loss	(16,281)	(23,263)

Total stockholders’ equity	203,799	213,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$546,626	$552,842

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Software license fees	$27,116	$38,214	$58,294	$75,953
Maintenance fees	33,346	32,867	64,786	64,304
Services	26,708	38,138	52,303	59,625

Total revenues	87,170	109,219	175,383	199,882

Expenses:
Cost of software license fees (1)	3,833	3,248	7,000	5,844
Cost of maintenance and services (1)	27,955	33,698	55,177	61,317
Research and development	19,932	21,106	38,905	41,683
Selling and marketing	15,511	22,215	30,619	38,879
General and administrative	18,865	23,481	40,369	44,692
Depreciation and amortization	4,310	4,212	8,656	8,284

Total expenses	90,406	107,960	180,726	200,699

Operating income (loss)	(3,236)	1,259	(5,343)	(817)

Other income (expense):
Interest income	446	703	747	1,296
Interest expense	(526)	(1,038)	(1,295)	(2,404)
Other, net	(3,615)	2,333	(4,735)	2,143

Total other income (expense)	(3,695)	1,998	(5,283)	1,035

Income (loss) before income taxes	(6,931)	3,257	(10,626)	218
Income tax expense (benefit)	(3,369)	2,429	(2,932)	4,291

Net income (loss)	$(3,562)	$828	$(7,694)	$(4,073)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,129	34,371	34,324	34,649
Diluted	34,129	34,903	34,324	34,649

Earnings (loss) per share
Basic	$(0.10)	$0.02	$(0.22)	$(0.12)
Diluted	$(0.10)	$0.02	$(0.22)	$(0.12)

(1)
The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance and services excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,694)	$(4,073)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	3,145	3,174
Amortization	8,325	7,741
Tax expense of intellectual property shift	1,100	1,180
Amortization of debt financing costs	168	168
Gain on reversal of asset retirement obligation	—	(949)
Gain on transfer of assets under contractual obligations	(1,049)	—
Loss on disposal of assets	5	236
Change in fair value of interest rate swaps	768	754
Deferred income taxes	(7,503)	(1,465)
Stock-based compensation expense	4,642	5,165
Tax benefit of stock options exercised	12	109
Changes in operating assets and liabilities:
Billed and accrued receivables, net	17,476	(1,211)
Other current assets	(3,296)	(1,500)
Other assets	1,800	(1,334)
Accounts payable	2,283	(4,079)
Accrued employee compensation	(920)	1,761
Proceeds from alliance agreement	—	37,487
Accrued liabilities	(9,042)	(1,373)
Current income taxes	(136)	(1,486)
Deferred revenue	11,860	2,659
Other current and noncurrent liabilities	(2,494)	141

Net cash flows from operating activities	19,450	43,105

Cash flows from investing activities:
Purchases of property and equipment	(1,505)	(4,619)
Purchases of software and distribution rights	(4,852)	(3,984)
Alliance technical enablement expenditures	(3,620)	(2,445)
Proceeds from alliance agreement	—	1,246
Proceeds from assets transferred under contractual obligations	1,050	—
Other	—	(20)

Net cash flows from investing activities	(8,927)	(9,822)

Cash flows from financing activities:
Proceeds from issuance of common stock	644	1,042
Proceeds from exercises of stock options	1,397	787
Excess tax benefit of stock options exercised	55	62
Purchases of common stock	(15,000)	(30,064)
Common stock withheld from vested restricted stock awards for payroll tax withholdings	(345)	—
Payments on debt and capital leases	(888)	(1,904)

Net cash flows from financing activities	(14,137)	(30,077)

Effect of exchange rate fluctuations on cash	5,051	(2,024)

Net increase in cash and cash equivalents	1,437	1,182
Cash and cash equivalents, beginning of period	112,966	97,011

Cash and cash equivalents, end of period	$114,403	$98,193

Supplemental cash flow information
Income taxes paid, net	$5,296	$6,752
Interest paid	$2,125	$2,584
The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per share amounts)
1. Consolidated Financial Statements
The unaudited consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The consolidated balance sheet at December 31, 2008 is derived from the audited financial statements.
The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, filed March 4, 2009.
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
Management evaluated the effects of all subsequent events through August 7, 2009, the date of this report, which is concurrent with the date this report is filed with the U.S. Securities and Exchange Commission (SEC).
Lease Termination
During the six months ended June 30, 2008, the Company terminated the lease for one of its facilities in Watford, England. Pursuant to the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2008. Further under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition. As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is recorded as a reduction to general and administrative expenses in the accompanying consolidated statement of operations. At June 30, 2009 and December 31, 2008, the Company had contractual obligations with respect to the restoration of leased facilities of $1.7 million and $1.3 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.
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
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and (APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and did not have a material impact on our consolidated financial statement disclosures.
Reclassifications
During the six months ended June 30, 2009, the Company refined the definition of its cost of software licenses fees in order to better conform to industry practice. The Company’s definition of cost of software license fees has been revised to include third-party software royalties as well as the amortization of purchased and developed software for resale. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, the Company reclassified $0.5 million and $8.5 million to cost of maintenance and services and research and development, respectively, from cost of software license fees in the accompanying consolidated statement of operations for the three-months ended June 30, 2008. The Company reclassified $1.4 million and $16.7 million to cost of maintenance and services and research and development, respectively, from cost of software license fees in the accompanying consolidated statement of operations for the six months ended June 30, 2008. Additionally, $1.5 million and $1.7 million of third-party royalties have been reclassified from cost of maintenance and services to cost of software for the three-month and six-month periods ended June 30, 2008 to conform to the current period presentation.
Also for the six months ended June 30, 2009, the Company reported depreciation and amortization expense (excluding amortization of purchased and developed software for resale) as a separate line item in the consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the consolidated statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, the Company reclassified $1.2 million from cost of software licenses fees, $1.3 million from cost of maintenance and services, $0.1 million from research and development, $0.5 million from selling and marketing, and $1.0 million from general and administrative for the three-months ended June 30, 2008. The Company reclassified $2.2 million from cost of software licenses fees, $2.7 million from cost of maintenance and services, $0.3 million from research and development, $0.6 million from selling and marketing, and $2.5 million from general and administrative for the six months ended June 30, 2008.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net income (loss) for the prior periods presented.
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
SOP 97-2 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals with consistent pricing of PCS, expressed in either dollar or percentage terms, if the stated renewal is substantive. In determining whether a stated renewal is substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices.
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

For software license arrangements in which the Company permits the customer to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the Company grants the customer a right to exchange the original software product for specified future software products with more than minimal differences in features, functionality, and/or price, during the license term, revenue is recognized upon the earlier of delivery of the additional software products or at the time the exchange right lapses. For customers granted a right to exchange the original software product for specified future software products where the company has determined price, features, and functionality are minimal, the exchange right is accounted for as a like-kind exchange and revenue is recognized upon delivery of the currently licensed product. For software license arrangements in which the customer has the right to change or alternate its use of currently licensed products, revenue is recognized upon delivery of the first copy of all of the licensed products, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.
Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible PCS renewal amounts that is not sufficiently narrow to establish VSOE of fair value. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license and PCS are considered to be one accounting unit and are therefore recognized ratably over the contractually specified PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees and maintenance fees. The following are amounts included in revenues in the consolidated statements of operations for which VSOE of fair value does not exist for each element (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Software license fees	$3,271	$4,270	$7,097	$7,497
Maintenance fees	1,351	1,350	2,727	2,602
Services	1,763	1,499	3,633	2,757

Total	$6,385	$7,119	$13,457	$12,856

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
Services. The Company provides various professional services to customers, primarily project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally recognized as the related services are performed. For those arrangements in which services revenue is deferred and the Company determines that the direct costs of services are recoverable, such costs are deferred and subsequently expensed in proportion to the services revenue as it is recognized.

Hosting. The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of EITF 00-21, Revenue Arrangements with Multiple Deliverables. In applying the separation provisions of EITF No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for the undelivered elements of its hosting-related arrangements. As a result, the elements within its multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under these arrangements as a single unit of accounting and recognizes the entire arrangement fee ratably over the term of the related agreement, generally commencing upon the hosting environment being made available to the customer.
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
Deferred Revenue. Deferred revenue includes amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of recording the related revenue.
3. Share-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2009 and 2008 totaled 37,674 and 54,449, respectively.
Share-Based Payments Pursuant to SFAS 123(R)
A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number	Exercise	Contractual	In-the-Money
	of Shares	Price ($)	Term (Years)	Options ($)
Outstanding, December 31, 2008	3,428,297	$21.69	6.41	$4,633,788
Granted	230,000	15.81	N/A	N/A
Exercised	(111,667)	12.51	N/A	N/A
Forfeited	(94,846)	33.09	N/A	N/A
Expired	(64,488)	31.09	N/A	N/A

Outstanding, June 30, 2009	3,387,296	$21.10	6.28	$2,798,039

Exercisable, June 30, 2009	2,016,273	$19.87	5.31	$2,798,039

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $8.57 and $9.25, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2009 and 2008. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $0.6 million and $0.6 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123(R), with the following assumptions:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009	June 30, 2008	June 30, 2008
Expected life (years)	5.94	6.02	5.50	6.15
Interest rate	3.3%	3.1%	3.5%	3.2%
Volatility	53.7%	54.4%	49.5%	54.6%
Dividend yield	—	—	—	—
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
The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), during the six months ended June 30, 2009 or 2008.
During the year ended December 31, 2008, the Company changed the expected attainment to 0% for the LTIP Performance Shares granted during the fiscal year ended September 30, 2007, based upon revised forecasted diluted earnings per share, which the Company does not expect will achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2007 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in 2007 during the year ended December 31, 2008 and no expense was recognized during the six months ended June 30, 2009.
During the six months ended June 30, 2009 and 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.
A summary of nonvested RSAs as of June 30, 2009 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested at December 31, 2008	462,400	$17.97
Granted	2,500	17.77
Vested	(57,750)	16.17
Forfeited or expired	(18,375)	16.17

Nonvested at June 30, 2009	388,775	$18.32

As of June 30, 2009, there were unrecognized compensation costs of $10.4 million related to nonvested stock options and $4.8 million related to nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.2 years and 3.0 years, respectively.
The Company recorded stock-based compensation expense in accordance with SFAS 123(R) for the three-months ended June 30, 2009 and 2008 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $2.0 million and $2.6 million, respectively, with corresponding tax benefits of $0.8 million and $0.9 million, respectively. The Company recorded stock-based compensation expense in accordance with SFAS 123(R) for the six months ended June 30, 2009 and 2008 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $4.6 million and $5.2 million, respectively, with corresponding tax benefits of $1.7 million and $1.9 million, respectively. Tax benefits in excess of the option’s grant date fair value under SFAS 123(R) are classified as financing cash flows. No stock-based compensation costs were capitalized during the six months ended June 30, 2009 and 2008. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.
Cash received from option exercises for the six months ended June 30, 2009 and 2008 was $1.4 million and $0.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.2 million, respectively, for the six months ended June 30, 2009 and 2008.
4. Goodwill
Changes in the carrying amount of goodwill during the six months ended June 30, 2009 were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Balance, December 31, 2008	$139,330	$43,383	$17,273	$199,986
Foreign currency translation adjustments	235	2,012	(147)	2,100

Balance, June 30, 2009	$139,565	$45,395	$17,126	$202,086

5. Software and Other Intangible Assets
At June 30, 2009, software net book value totaling $27.5 million, net of $39.0 million of accumulated depreciation, includes software marketed for external sale of $18.2 million. The remaining software net book value of $9.3 million is comprised of various software that has been acquired or developed for internal use.
Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended June 30, 2009 and 2008 totaled $1.4 million and $1.4 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2009 and 2008 totaled $2.8 million and $2.7 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations. Amortization of software for internal use of $1.2 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, is included in depreciation and amortization in the consolidated statements of operations. Amortization of software for internal use of $2.5 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively, is included in depreciation and amortization in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Customer relationships	$39,535	$39,020
Purchased contracts	11,234	11,030
Trademarks and tradenames	2,233	2,236
Covenant not to compete	1,536	1,537

	54,538	53,823
Less: accumulated amortization	(26,834)	(23,476)

Other intangible assets, net	$27,704	$30,347

Other intangible assets amortization expense recorded in the three months ended June 30, 2009 and 2008 totaled $1.5 million and $1.6 million, respectively. Other intangible assets amortization expense recorded in the six months ended June 30, 2009 and 2008 totaled $3.0 million and $3.3 million respectively.
Based on capitalized software and intangible assets at June 30, 2009, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2009	$5,659	$3,030
2010	9,736	6,060
2011	7,250	5,707
2012	4,585	4,635
2013	241	4,379
Thereafter	60	3,893

Total	$27,531	$27,704

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
At June 30, 2009, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark is 1-month LIBOR. During the fiscal year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.
During the six months ended June 30, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting.
Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the gain (loss) resulting from the change in fair value of the interest rate swaps for the three-months ended June 30, 2009 and 2008 of $(0.3) million and $2.9 million, respectively, and for the six months ended June 30, 2009 and 2008 of ($0.8) million and $(0.8) million, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.

Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, December 31, 2008	$(8,624)
Net settlement payments	2,100
Loss recognized in earnings	(768)

Ending fair value, June 30, 2009	$(7,292)

As of June 30, 2009, the $7.3 million fair value liability is recorded as $6.2 million and $1.1 million in other current liabilities and other noncurrent liabilities, respectively, on the accompanying consolidated balance sheet.
Net settlements are measured monthly and paid monthly under the $75 million notional amount interest rate swap and paid quarterly under the $50 million notional amount interest rate swap. The net settlements are recorded in other income (expense) in the accompanying consolidated statements of operations. Included in the $7.3 million fair value at June 30, 2009, is approximately $0.7 million of net settlement obligations paid by the Company subsequent to June 30, 2009.
7. Fair Value Financial and Non-financial Instruments
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$7,292	$—	$7,292	$—
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The adoption of SFAS 157 for non-financial assets and non-financial liabilities had no impact on the financial statements as of or for the six months ended June 30, 2009.
The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At June 30, 2009, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.
8. Corporate Restructuring and Other Reorganization Charges
Changes in the liability for corporate restructuring charges were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2008	$2,547
Severance	389
Adjustments to recognized liabilities	192
Amounts paid during the period	(2,770)
Foreign currency translation adjustments	(135)

Balance, June 30, 2009	$223

During the six months ended June 30, 2009, the Company reduced its headcount by 15 employees as a part of its continued efforts under the strategic plan to reduce operating expenses. In connection with these actions, during the three-month period ended June 30, 2009, approximately $0.4 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statement of operations. The charges, by segment, for the three months ended June 30, 2009 were $0.1 million in the Americas segment and $0.3 million in the Europe/Middle East/Africa (“EMEA”) segment. Approximately $0.2 million of the termination costs were paid during the three months ended June 30, 2009. The remaining liability is expected to be paid over the next 12 months.
At June 30, 2009 and December 31, 2008, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets. See additional severance costs at Note 16, “International Business Machines Corporation Information Technology Outsourcing Agreement”.
9. Common Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,082,180 shares for approximately $169 million. During the six months ended June 30, 2009, the Company purchased 1,032,660 shares of common stock under this repurchase plan for approximately $15 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $41 million as of June 30, 2009.

Earnings (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average share outstanding:
Basic weighted average shares outstanding	34,129	34,371	34,324	34,649
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	—	532	—	—

Diluted weighted average shares outstanding	34,129	34,903	34,324	34,649

For the three months ended June 30, 2009 and 2008, 6.8 million and 4.4 million, respectively, options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive. For the six months ended June 30, 2009 and 2008, 6.8 million and 7.1 million, respectively, options to purchase shares, restricted share awards, contingently issuable shares, and common stock warrants were excluded from the diluted net income (loss) per share computation due to the net loss.
10. Other Income/Expense
Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Foreign currency transactions gains (losses)	$(4,340)	$(737)	$(5,086)	$2,922
Gain (loss) on mark to market liability	(328)	2,935	(768)	(754)
Gain on transfer of assets under contractual obligations	993	—	1,049	—
Other	60	135	70	(25)

Total	$(3,615)	$2,333	$(4,735)	$2,143

11. Comprehensive Income (Loss)
The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(3,562)	$828	$(7,694)	$(4,073)
Foreign currency translation adjustments	10,242	818	6,982	2,300

Comprehensive income (loss)	$6,680	$1,646	$(712)	$(1,773)

Accumulated other comprehensive income (loss) included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.

12. Segment Information
The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, EMEA, and Asia/Pacific. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. As such, the Company has concluded that its three geographic regions are its reportable segments.
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
The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following are revenues and operating income (loss) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Americas	$46,239	$52,523	$96,162	$96,537
EMEA	29,707	46,923	58,722	84,231
Asia/Pacific	11,224	9,773	20,499	19,114

	$87,170	$109,219	$175,383	$199,882

Operating income (loss):
Americas	$754	$1,431	$7,621	$2,769
EMEA	(2,595)	835	(8,340)	(1,346)
Asia/Pacific	(1,395)	(1,007)	(4,624)	(2,240)

	$(3,236)	$1,259	$(5,343)	$(817)

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three or six months ended June 30, 2009 or 2008. Aggregate revenues attributable to customers in the United Kingdom accounted for 17.8% of the Company’s consolidated revenues during the three months ended June 30, 2008. Aggregate revenues attributable to customers in the United Kingdom accounted for 14.9% of the Company’s consolidated revenues during the six months ended June 30, 2008.
13. Income Taxes
The effective tax rate for the three months ended June 30, 2009 and 2008 was 48.6% and 74.6%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 27.6% and 1,968.4%, respectively. The effective tax rate in the three and six months ended June 30, 2009 is positively impacted by a release of an unrecognized tax benefit of $1.4 million. The effective tax rate in all four periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The amount of unrecognized tax benefits for uncertain tax positions was $10.4 million as of June 30, 2009 and $11.5 million as of December 31, 2008, excluding related liabilities for interest and penalties of $1.6 million as of June 30, 2009 and $1.5 million as of December 31, 2008. The amount of unrecognized tax benefits for uncertain tax positions was reduced by $1.4 million during the three months ended June 30, 2009 as a result of certain years becoming statutorily barred.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.4 million, due to settlement of various audits.

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
15. International Business Machines Corporation Alliance
On December 16, 2007, the Company entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No.1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years.
Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of June 30, 2009 and December 31, 2008. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in the Alliance agreement liability in the accompanying consolidated balance sheet.
During the three months ended March 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No.1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned by the Company under the Alliance and related agreements and accordingly a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of June 30, 2009, $20.7 million is refundable subject to achievement of future milestones.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable. During the three and six months ended June 30, 2009, the Company incurred $3.1 million and $5.7 million, respectively, of costs related to fulfillment of the technical enablement milestones. During the three and six months ended June 30, 2008, the Company incurred $1.8 million and $2.9 million, respectively, of costs related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under SFAS 86 in the accompanying consolidated balance sheet as of June 30, 2009, and a reduction of operating expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.
Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance, December 31, 2008	$43,522
Costs related to fulfillment of technical enablement milestones	(5,747)

Balance, June 30, 2009	$37,775

Of the $37.8 million Alliance agreement liability, $6.8 million is short-term and $31.0 million is long-term in the accompanying consolidated balance sheet as of June 30, 2009.
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
In addition, IBM is providing the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Transition Services are substantially complete except for the consolidation of certain third-party data centers, which are currently expected to occur in fiscal year 2010 at a cost of approximately $1.5 million. These Transition Services are recognized as incurred based on the capital or expense nature of the cost. The Company has expensed approximately $0.2 million for Transition Services during the six months ended June 30, 2009, and are included in general and administrative expenses in the accompanying consolidated statement of operations. Approximately $6.8 million has been recognized to date. Of this amount $1.8 million has been paid, $3.6 million is included in other noncurrent liabilities and $1.4 million is included in accrued and other current liabilities in the accompanying consolidated balance sheet at June 30, 2009. The remaining balance will be paid in installments over a period of five years.
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
As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company. Changes in the accrued employee compensation for these termination costs were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2008	$465
Amounts paid during the period	(164)
Foreign currency translation adjustments	13

Balance, June 30, 2009	$314

As of June 30, 2009, $0.3 million is accrued in accrued employee compensation for these termination costs in the accompanying consolidated balance sheet. The Company anticipates that these amounts will be paid by the end of 2009.
17. Assets of Businesses Transferred Under Contractual Arrangements
On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company’s MessagingDirect business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million to be paid in annual installments through 2010. The note receivable was not recorded due to uncertainty of collection. As of December 31, 2008, the remaining unpaid balance of the note receivable was $1.5 million. During the three months ended June 30, 2009, the Company sold its right to further payments on the note receivable to a third-party for $1.0 million, which was recorded as a pretax gain.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our organizational restructuring activities. Many of these factors will be important in determining our actual future results. Any or all of the forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected. In addition, we disclaim any obligation to update any forward-looking statements after the date of this report, except as required by law. All forward-looking statements contained in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets, our restructuring efforts, the restatement of our financial statements, consolidation in the financial services industry, changes in the financial services industry, the accuracy of backlog estimates, material weaknesses in our internal control over financial reporting, our tax positions, volatility in our stock price, risks from operating internationally, increased competition, our offshore software development activities, the performance of our strategic product, BASE24-eps, the maturity of certain legacy retail payment products, demand for our products, our alliance with IBM, our outsourcing agreement with IBM, the complexity of our products and the risk that they may contain hidden defects, governmental regulations and industry standards, our compliance with privacy regulations, system failures, the protection of our intellectual property, future acquisitions and investments and litigation. The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors — Factors That May Affect Our Future Results or The Market Price of Our Common Stock.”
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 4, 2009. Results for the three and six months ended June 30, 2009, are not necessarily indicative of results that may be attained in the future.
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
We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. During 2008 and 2009, we have continued our efforts to try to take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.

We have launched a service called ACI On Demand, wherein we host our payment systems and sell them as a service to banks, retailers and processors.
In March 2008, we announced to customers the timelines for maturing many of our retail payment engines products. These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx. Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow ACI to more efficiently focus research and development investment.
As a result of the announced timelines for maturing certain of our retail payment engines products, we may experience a temporary decline in GAAP revenue recognition. As customers elect to renew, extend the term of, or add capacity or functionality to certain of our maturing retail payment engines products, we would expect a higher proportion of any up-front payments to be recognized ratably over time rather than as a lump sum. As a result, we would expect a temporary decline in our ILF revenue and a corresponding increase in our MLF revenue during this period. We would also expect a corresponding increase to current deferred revenue.
Additionally, as customers undertake migration projects to our next-generation BASE24-eps solution, we would expect a higher proportion of our revenue to be deferred pending completion of the migration project. Depending on specific circumstances, revenues subject to deferral may include license, capacity, maintenance, and services fees. For those revenues subject to deferral, we would expect a corresponding increase to deferred revenue.
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

•
Availability of Credit. There have been significant disruptions in the capital and credit markets during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs or reducing the availability of funds to finance our existing operations as well as those of our customers. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

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

•
Aging payments software. In many markets, electronic payments are processed using software developed by internal information technology departments, much of which was originally developed over ten years ago. Increasing transaction volumes, industry mandates and the overall costs of supporting these older technologies often serve to make these systems obsolete, creating opportunities for us to replace this aging software with newer and more advanced products.

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

•
Single Euro Payments Area (“SEPA”) and Faster Payments Mandates. The SEPA and Faster Payments initiatives, primarily focused on the European Economic Community and the United Kingdom, are designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations.

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

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. Also during the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the six months ended June 30, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility and changed its interest rate to 5.195%. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.
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

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2009, March 31, 2009 and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30,	March 31,	December 31,
	2009	2009	2008

Americas	$817	$791	$771
EMEA	504	466	480
Asia/Pacific	155	153	156

Total	$1,476	$1,410	$1,407

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on the Company’s historical renewal experience. The estimated Committed Backlog and Renewal Backlog as of June 30, 2009 is $747 million and $729 million, respectively.
We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2009, March 31, 2009 and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2009
	Monthly	Non-
	Recurring	Recurring	Total

Americas	$145	$44	$189
EMEA	77	40	117
Asia/Pacific	28	15	43

Total	$250	$99	$349

	March 31, 2009			December 31, 2008
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$139	$43	$182	$133	$40	$173
EMEA	72	43	115	73	37	110
Asia/Pacific	28	10	38	28	14	42

Total	$239	$96	$335	$234	$91	$325

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

RESULTS OF OPERATIONS
Reclassifications
During the six months ended June 30, 2009, we refined our definition of cost of software licenses fess in order to better conform to industry practice. Our definition of cost of software license fees has been revised to include third-party software royalties as well as the amortization of purchased and developed software for resale. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, we reclassified $0.5 million and $8.5 million to cost of maintenance and services and research and development, respectively, from cost of software licenses fees in the accompanying statement of operations for the three months ended June 30, 2008. We reclassified $1.4 million and $16.7 million to cost of maintenance and services and research and development, respectively, from cost of software licenses fees in the accompanying statement of operations for the six months ended June 30, 2008. Additionally, $1.5 million and $1.7 million of third-party royalties have been reclassified from cost of maintenance and services to cost of software for the three-month and six-month periods ended June 30, 2008 to conform to the current period presentation.
Also for the six months ended June 30, 2009, we reported depreciation and amortization expense (excluding amortization of purchased and developed software for resale) as a separate line item in the consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, we reclassified $1.2 million from cost of software licenses fees, $1.3 million from cost of maintenance and services, $0.1 million from research and development, $0.5 million from selling and marketing, and $1.0 million from general and administrative for the three months ended June 30, 2008. We reclassified $2.2 million from cost of software licenses fees, $2.7 million from cost of maintenance and services, $0.3 million from research and development, $0.6 million from selling and marketing, and $2.5 million from general and administrative for the six months ended June 30, 2008.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net income (loss) for the prior periods presented.
The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30.
	2009		2008		2009		2008
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues:
Initial license fees (ILFs)	$9,650	11.1%	$20,422	18.7%	$23,115	13.2%	$41,376	20.7%
Monthly license fees (MLFs)	17,466	20.0%	17,792	16.3%	35,179	20.1%	34,577	17.3%

Software license fees	27,116	31.1%	38,214	35.0%	58,294	33.2%	75,953	38.0%
Maintenance fees	33,346	38.3%	32,867	30.1%	64,786	36.9%	64,304	32.2%
Services	26,708	30.6%	38,138	34.9%	52,303	29.8%	59,625	29.8%

Total revenues	87,170	100.0%	109,219	100.0%	175,383	100.0%	199,882	100.0%

Expenses:
Cost of software licenses fees	3,833	4.4%	3,248	3.0%	7,000	4.0%	5,844	2.9%
Cost of maintenance and services	27,955	32.1%	33,698	30.9%	55,177	31.5%	61,317	30.7%
Research and development	19,932	22.9%	21,106	19.3%	38,905	22.2%	41,683	20.9%
Selling and marketing	15,511	17.8%	22,215	20.3%	30,619	17.5%	38,879	19.5%
General and administrative	18,865	21.6%	23,481	21.5%	40,369	23.0%	44,692	22.4%
Depreciation and amortization	4,310	4.9%	4,212	3.9%	8,656	4.9%	8,284	4.1%

Total expenses	90,406	103.7%	107,960	98.8%	180,726	103.0%	200,699	100.4%

Operating income (loss)	(3,236)	-3.7%	1,259	1.2%	(5,343)	-3.0%	(817)	-0.4%

Other income (expense):
Interest income	446	0.5%	703	0.6%	747	0.4%	1,296	0.6%
Interest expense	(526)	-0.6%	(1,038)	-1.0%	(1,295)	-0.7%	(2,404)	-1.2%
Other, net	(3,615)	-4.1%	2,333	2.1%	(4,735)	-2.7%	2,143	1.1%

Total other income (expense)	(3,695)	-4.2%	1,998	1.8%	(5,283)	-3.0%	1,035	0.5%

Income (loss) before income taxes	(6,931)	-8.0%	3,257	3.0%	(10,626)	-6.1%	218	0.1%
Income tax expense (benefit)	(3,369)	-3.9%	2,429	2.2%	(2,932)	-1.7%	4,291	2.1%

Net income (loss)	$(3,562)	-4.1%	$828	0.8%	$(7,694)	-4.4%	$(4,073)	-2.0%

Three-Month Period Ended June 30, 2009 Compared to Three-Month Period Ended June 30, 2008
Revenues
Total revenues for the three months ended June 30, 2009 decreased $22.0 million, or 20.2%, compared to the same period of 2008 as a result of a $11.4 million, or 30.0%, decrease in services revenues and a $11.1 million, or 29.0%, decrease in software license fee revenues partially offset by a $0.5 million, or 1.5%, increase in maintenance fee revenues.
The decline in total revenues was primarily driven by a $17.2 million decline in the EMEA reportable segment and a $6.3 million decrease in the Americas reportable segment offset by a $1.5 million increase in the Asia/Pacific reportable segment. The decline in the EMEA reportable segment can be largely attributed to approximately $15 million associated with certain Faster Payments implementations in the United Kingdom and revenues associated with Middle-East switch implementations recognized in the three-month period ended June 30, 2008 and a decrease of approximately $3.7 million as a result of the strengthening of the U.S. dollar relative to European currencies as compared to the three-month period ended June 30, 2008. The decline in the Americas’ reportable segment can be attributed to a large multi-product implementation recognized in the three-month period ended June 30, 2008 with no comparable project recognized in the three-month period ended June 30, 2009. The increase in the Asia/Pacific reportable segment was due to a large BASE24-eps migration project completed and recognized in the three-month period ended June 30, 2009.

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
Initial License Fee (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended June 30, 2009 compared to the same period in 2008, decreased by $10.8 million, or 52.7%. The Asia/Pacific reportable segment increased by $1.2 million offset by decreases in the EMEA and Americas reportable segments of $6.8 million and $5.2 million, respectively. The decline in ILF revenues in the EMEA reportable segment is largely attributable to certain Faster Payments implementations in the United Kingdom during the three months ended June 30, 2008. The decline in ILF revenues in the Americas reportable segment is largely attributable to a large multi-product implementation during the three months ended June 30, 2008 that did not repeat during the three months ended June 30, 2009. Neither the Americas nor the EMEA reportable segments recognized significant ILF revenues from customer go-live and other project related milestones in the three months ended June 30, 2009. The Americas reportable segment has also been emphasizing recurring revenue streams at the expense of ILF revenue which also contributed to the decline in ILF revenue during the three months ended June 30, 2009. Included in the above is a capacity related revenue decline of $1.6 million in the EMEA reportable segment and a decline of $1.8 million in the Americas reportable segment, within the three months ended June 30, 2009 as compared to the same period in 2008.
Monthly License Fee (MLF) Revenue
MLF revenues are license and capacity revenues that are paid up-front but recognized as revenue ratably over an extended period and license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms. MLF revenues decreased $0.3 million, or 1.8%, during the three months ended June 30, 2009, as compared to the same period in 2008. The Asia/Pacific reportable segment increased by $0.2 million offset by declines of $0.2 million and $0.3 million in the EMEA and Americas reportable segments, respectively. The decline in the EMEA reportable segment is attributable to the relative strength of the U.S. dollar relative to European currencies as compared to the three-month period ended June 30, 2008. Within this overall decrease is a $0.7 million decrease in the amount of paid up-front revenue recognized ratably by customers primarily in the Americas reportable segment offset by a $0.4 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly.
Maintenance Fee Revenue
Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $0.5 million, or 1.5%, during the three months ended June 30, 2009 as compared to the same period in 2008 despite the strengthening of the U.S. dollar against most other foreign currencies during the three months ended June 30, 2009 compared to the same period in 2008.
The Americas reportable segment increased by $0.8 million offset by a decline of $0.4 million in the EMEA reportable segment. The decline in the EMEA reportable segment can be attributable to the relative strength of the U.S. dollar relative to European currencies as compared to the three-month period ended June 30, 2008.
Services Revenue
Services revenue includes fees earned through implementation services, professional services and processing services. Implementation services include product installations, product upgrades, customer specific modifications (“CSMs”) and product education. Professional services include business consultancy, technical consultancy, on site support services, CSMs, product education, and testing services. Processing services include hosting, on-demand, and facilities management services.
Services revenue decreased $11.4 million, or 30.0%, for the three months ended June 30, 2009, of which implementation and professional services declined by $12.8 million partially offset by an increase of $1.4 million in processing services. The decline in implementation and professional services is due to the recognition of certain Faster Payments implementations in the United Kingdom in the EMEA reportable segment, and to a lesser extent, a large multi-product implementation in the Americas reportable segment in the three-month period ended June 30, 2008. The increase in processing services revenue is primarily due to increased usage and adoption of our on-demand and hosted product offerings in the Americas reportable segment as compared to the year ago period.

Expenses
Total operating expenses for the three months ended June 30, 2009 decreased $17.6 million, or 16.3%, as compared to the same period in 2008. Total expenses decreased primarily as a result of a $4.6 million, or 19.7%, decrease in general and administrative costs, a $5.7 million, or 17.0%, decrease in cost of maintenance and services, a $6.7 million, or 30.2%, decrease in selling and marketing expenses, and a $1.2 million, or 5.6%, decrease in research and development, partially offset by a $0.6 million, or 18.0%, increase in cost of software licenses fees, and a $0.1 million, or 2.3% increase in depreciation and amortization.
Cost of Software License Fees
The cost of software licenses for our products sold includes third party software royalties as well as the amortization of purchased and developed software for resale. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in research and development expense as it is incurred.
Cost of software licenses increased $0.6 million, or 18.0%, in the three months ended June 30, 2009 compared to the same period in 2008. Third-party software royalty expense increased $0.5 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Amortization of purchased and developed software for resale was $1.4 million for the three months ended June 30, 2009 and 2008.
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
Cost of maintenance and services for the three months ended June 30, 2009 decreased $5.7 million, or 17.0%, compared to the same period in 2008 due to a $3.0 million reduction in personnel and related costs primarily as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Additionally, costs of maintenance and services for the three months ended June 30, 2008 included $2.7 million of additional costs related to the recognition of previously deferred expenses primarily associated with the completion of certain Faster Payments implementations in the EMEA reportable segment and a large multi-product implementation in the Americas operating segment.
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
R&D expense for the three months ended June 30, 2009 decreased $1.2 million, or 5.6%, as compared to the same period in 2008 due primarily to lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar.
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

Selling and marketing expense for the three months ended June 30, 2009 decreased $6.7 million, or 30.2%, compared to the same period in 2008 primarily as a result of a decrease in personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Approximately $0.7 million of the decrease was the result of costs reallocated to general and administrative expense to invest in our new regional general manager organization.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended June 30, 2009 decreased $4.6 million, or 19.7%, compared to the same period in 2008. Included in the three months ended June 30, 2008, with no corresponding amounts during the same period in 2009, were $2.9 million of expenses for Transition Services related to the IBM Outsourcing Agreement incurred and $0.9 million of severance incurred related to the IBM Outsourcing Agreement. Personnel and related costs decreased $1.2 million as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. This decrease was partially offset by $1.0 million of costs reallocated to general and administrative from certain business functions (primarily services and sales and marketing) to invest in our new regional general manager organization. The remaining decrease is primarily the result of a decrease in bad debt expense of $0.6 million in the three months ended June 30, 2009 compared to the same period in 2008.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended June 30, 2009 increased $0.1 million, or 2.3%, compared to the same period in 2008 as a result of the timing of capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended June 30, 2009 by $4.3 million in net foreign currency losses, compared to $0.7 million in net losses during the same period in 2008. A $0.3 million loss on change in fair value of interest rate swaps was incurred during the three months ended June 30, 2009 compared to a $2.9 million gain in the same period of 2008. Interest income for the three months ended June 30, 2009 decreased $0.3 million, or 36.6%, as compared to the corresponding period of 2008 as a result of lower interest rates. Interest expense decreased $0.5 million, or 49.3%, for the three months ended June 30, 2009 compared to the corresponding period of 2008 as a result of lower interest rates. A $1.0 million gain was realized on the contractual transfer of assets for the three months ended June 30, 2009.
Income Taxes
The effective tax rate for the three months ended June 30, 2009 is 48.6%. The effective tax rate for the three months ended June 30, 2009 is positively impacted by a release of an unrecognized tax benefit of $1.4 million (20.8%) recorded in the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2008 was 74.6%. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Six-month Period Ended June 30, 2009 Compared to Six-month Period Ended June 30, 2008
Revenues
Total revenues for the six months ended June 30, 2009 decreased $24.5 million, or 12.3%, compared to the same period of 2008 as a result of a $7.3 million, or 12.3%, decrease in services revenues and a $17.7 million, or 23.2%, decrease in software license fee revenues partially offset by a $0.5 million, or 0.7%, increase in maintenance fee revenues.

The decline in total revenues was primarily driven by a $25.5 million decline in total revenues in the EMEA reportable segment offset by a $1.4 million increase in the Asia/Pacific reportable segment. The decline in the EMEA reportable segment can be partly attributed to approximately $15 million associated with certain Faster Payments implementations in the United Kingdom and revenues associated with Middle-East switch implementations recognized in the six-month period ended June 30, 2008 and the relative strength of the U.S. dollar relative to European currencies as compared to the six month period ended June 30, 2008. The increase in the Asia/Pacific reportable segment was due to a large BASE24-eps migration project completed and recognized in the six-month period ended June 30, 2009.
Initial License Fee (ILF) Revenue
ILF revenues during the six months ended June 30, 2009 compared to the same period in 2008, decreased by $18.3 million, or 44.1%. The Asia/Pacific reportable segment increased by $0.8 million offset by decreases in the EMEA and Americas reportable segments of $14.9 million and $4.2 million, respectively. The decline in ILF revenues in the EMEA reportable segment is largely attributable to significant term extensions and contractual renewals with existing customers during the six months ended June 30, 2008 as well as certain Faster Payments implementations in the United Kingdom that did not repeat during the six months ended June 30, 2009. Included in the above is a capacity related revenue decline of $7.6 million and $1.8 million in the EMEA and Americas reportable segments respectively, within the six months ended June 30, 2009 as compared to the same period in 2008.
Monthly License Fee (MLF) Revenue
MLF revenues increased $0.6 million, or 1.7%, during the six months ended June 30, 2009, as compared to the same period in 2008. The Americas and Asia/Pacific reportable segments increased by $0.8 million and $0.5 million, respectively, which increase was offset by a decline of $0.7 million in the EMEA reportable segment. The decline in the EMEA reportable segment is largely attributable to the strengthening of the U.S. dollar relative to European currencies as compared to the six month period ended June 30, 2008. Within this overall increase is a $0.4 million decline in the amount of paid up-front revenue recognized ratably by customers primarily in the Americas reportable segment and a $1.0 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly.
Maintenance Fee Revenue
Maintenance fee revenues increased $0.5 million, or 0.7%, during the six months ended June 30, 2009, compared to the same period in 2008 despite the strengthening of the U.S. dollar against most other foreign currencies during the six months ended June 30, 2009 compared to the same period in 2008.
While total maintenance fee revenue for the six months ended June 30, 2009, was comparable to the six months ended June 30, 2008, maintenance fee revenue in the Americas reportable segment increased by $2.0 million while the EMEA reportable segment experienced a decline of $1.6 million. The decline in the EMEA reportable segment can be largely attributable to the strengthening of the U.S. dollar relative to European currencies as compared to the six month period ended June 30, 2008.
Services Revenue
Services revenue decreased $7.3 million, or 12.3%, for the six months ended June 30, 2009, primarily as a result of an $9.0 million decrease in implementation and professional services revenue primarily in the EMEA reportable segment offset by a $1.7 million increase in processing services revenue primarily in the Americas reportable segment. The decrease in professional services revenue in the EMEA reportable segment is primarily due to the recognition of certain Faster Payments implementations in the United Kingdom during the six-month period ended June 30, 2008. The increase in processing services revenue in the Americas reportable segment is primarily due to increased usage and adoption of our on-demand and hosted product offerings as compared to the year ago period.
Expenses
Total operating expenses for the six months ended June 30, 2009 decreased $20.0 million, or 10.0%, as compared to the same period of 2008. Total expenses decreased primarily as a result of a $8.3 million, or 21.2%, decrease in selling and marketing expense, a $6.1 million, or 10.0%, decrease in cost of maintenance and services, a $4.3 million, or 9.7%, decrease in general and administrative costs, and a $2.8 million, or 6.7%, decrease in research and development partially offset by a $1.2 million, or 19.8%, increase in cost of software licenses fees and a $0.4 million, or 4.5%, increase in depreciation and amortization.
Cost of Software License Fees
Cost of software licenses increased $1.2 million, or 19.8%, in the six months ended June 30, 2009 compared to the same period in 2008. Third-party software royalty expense increased $1.1 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Purchased and developed software for resale amortization increased $0.1 million for the six months ended June 30, 2009 compared to the corresponding period in 2008.

Cost of Maintenance and Services
Cost of maintenance and services for the six months ended June 30, 2009 decreased $6.1 million, or 10.0%, compared to the same period in 2008 primarily due to a $4.2 million decrease personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Additionally, the cost of maintenance and services for the six months ended June 30, 2008 include a $2.0 million of additional costs related to the recognition of previously deferred expenses primarily associated with the completion of certain Faster Payments implementations in the EMEA reportable segment and a large multi-product implementation in the Americas operating segment. Approximately $0.6 million of the decrease was the result of costs reallocated to general and administrative expense to invest in our new regional general manager organization. This decrease was partially offset by $0.7 million higher costs resulting from our outsourced information technology services.
Research and Development
R&D expense for the six months ended June 30, 2009 decreased, $2.8 million or 6.7%, as compared to the same period in 2008 primarily due to lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. This decrease was partially offset by $0.7 million higher costs resulting from our outsourced information technology services under the IBM Outsourcing Agreement.
Selling and Marketing
Selling and marketing expense for the six months ended June 30, 2009 decreased $8.3 million, or 21.2%, compared to the same period in 2008 primarily due to a decrease in personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Approximately $1.4 million of the decrease was the result of costs reallocated to general and administrative expense to invest in our new regional general manager organization.
General and Administrative
General and administrative expense for the six months ended June 30, 2009 decreased $4.3 million, or 9.7%, compared to the same period in 2008. Included in the six months ended June 30, 2008, with no corresponding amounts during the same period in 2009, were $2.9 million of expenses for Transition Services incurred and $1.3 million of severance expense incurred related to the IBM Outsourcing Agreement. General and administrative expenses decreased $2.9 million due to lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. This decrease in personnel and related costs was partially offset by $2.0 million of costs reallocated from certain business functions (primarily services and sales and marketing) to invest in our new regional general manager organization. The remainder of the decrease is the result of a $0.3 million decrease in professional fees and a $1.2 million decrease in rent and related costs as a result of facility consolidation and the strengthening of the U.S. dollar. These decreases were partially offset by $1.0 million of professional fees associated with the restatement of the 2008 quarterly financial statements and $1.3 million in severance and consulting fees related to restructuring activities and related reinvestments.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2009 increased $0.4 million, or 4.5%, compared to the same period in 2008 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the six months ended June 30, 2009 by $5.1 million in net foreign currency losses, compared with $2.9 million in net gains during the same period in 2008. A $0.8 million loss on change in fair value of interest rate swaps was incurred during the six months ended June 30, 2009 and 2008. Interest income for the six months ended June 30, 2009 decreased $0.5 million, or 42.4%, compared to the corresponding period of 2008 as a result of lower interest rates. Interest expense decreased $1.1 million, or 46.1%, for the six months ended June 30, 2009 compared to the corresponding period of 2008 as a result of lower interest rates. A $1.0 million gain was realized on the contractual transfer of assets for the six months ended June 30, 2009.

Income Taxes
The effective tax rate for the six months ended June 30, 2009 is 27.6%. The effective tax rate for the six months ended June 30, 2009 is positively impacted by a release of an unrecognized tax benefit of $1.4 million (13.6%). The effective tax rate for the six months ended June 30, 2008 was 1,968.4%. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Segment Results
The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Americas	$46,239	$52,523	$96,161	$96,537
EMEA	29,707	46,923	58,723	84,231
Asia/Pacific	11,224	9,773	20,499	19,114

	$87,170	$109,219	$175,383	$199,882

Operating income (loss):
Americas	$754	$1,431	$7,621	$2,769
EMEA	(2,595)	835	(8,340)	(1,346)
Asia/Pacific	(1,395)	(1,007)	(4,624)	(2,240)

	$(3,236)	$1,259	$(5,343)	$(817)

Liquidity and Capital Resources
As of June 30, 2009, our principal sources of liquidity consisted of $114.4 million in cash and cash equivalents and $70 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75 million outstanding under our revolving credit facility as of June 30, 2009. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. At June 30, 2009, we were in compliance with all credit facility covenants.
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
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,082,180 shares for approximately $169 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $41 million as of June 30, 2009.
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

	Six Months Ended
	June 30,
	2009	2008
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$19,450	$43,105
Investing activities	(8,927)	(9,822)
Financing activities	(14,137)	(30,077)
Net cash flows provided by operating activities for the six months ended June 30, 2009 amounted to $19.5 million as compared to $43.1 million during the same period in 2008. The comparative period decrease in net cash flows from operating activities of $23.7 million was principally the result of $37.5 million received during the first six months of 2008 from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the IBM Alliance partially offset by an increase in cash collections on customer receivables and deferred revenue of $27.9 million in the six months ended June 30, 2009. The remaining decrease was the result of the following items: a net loss of $7.7 million during the six months ended June 30, 2009 compared to a net loss of $4.1 million for the same period in 2008, a decrease of $6.5 million in non cash expenses such as depreciation, amortization, change in fair value of interest rate swaps and deferred taxes, and a $4.0 million decrease in other operating assets and accrued liabilities in the six months ended June 30, 2009 as compared to the same period in 2008.
Net cash flows used by investing activities totaled $8.9 million in the six months ended June 30, 2009 as compared to $9.8 million used in investing activities during the same period in 2008. During the six months ended June 30, 2009, we used cash of $6.4 million to purchase software, property and equipment and $3.6 million for costs related to fulfillment of the technical enablement milestones under the IBM Alliance. During the six months ended June 30, 2008, we used cash of $8.6 million to purchase software, property and equipment and $2.4 million for costs related to fulfillment of the technical enablement milestones under the IBM Alliance. These uses of cash were partially offset in the six months ended June 30, 2008, by $1.2 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the IBM Alliance. During the six months ended June 30, 2009, these uses of cash were partially offset by $1.0 million for the final cash settlement related to a 2006 sale of intellectual property.
Net cash flows used by financing activities totaled $14.1 million in the six months ended June 30, 2009 as compared to net cash flows used of $30.1 million during the same period in 2008. In the six months ended June 30, 2009 and 2008, we used cash of $15.0 million and $30.1 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.9 million and $1.9 million during the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, we received proceeds of $1.5 million and $0.8 million, respectively, including corresponding excess tax benefits, from the exercises of stock options and $0.6 million and $1.0 million, respectively, for the issuance of common stock for a purchase under our Employee Stock Purchase Plan. We used $0.3 million to pay the employees portion of the minimum payroll withholding taxes on the vested restricted share awards obtained through withholding 20,299 shares during the six months ended June 30, 2009.
We also realized a $5.1 million increase in cash during the six months ended June 30, 2009 compared to a $2.0 million decrease during the same period of 2008 related to foreign exchange rate variances.
We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.

Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2009, we recorded a $1.4 million benefit from the release of an unrecognized tax benefit. There have been no other material changes to the contractual obligations and commercial commitments disclosed in Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2008.
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
Our sales focus continues to shift from our more-established products to more complex arrangements involving multiple products inclusive of our BASE24-eps products and less-established (collectively referred to as “newer”) products. As a result of this shift to newer products and more complex, multiple product arrangements, absent other factors, we initially experience an increase in deferred revenue and a corresponding decrease in current period revenue due to differences in the timing of revenue recognition for the respective products. Revenues from newer products are typically recognized upon acceptance or first production use by the customer whereas revenues from mature products are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by our management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow us to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.

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
When a software license arrangement grants a right to the customer to receive or exchange for specified software products, we evaluate whether more than minimal differences in feature, function, or price exist. In performing this evaluation, we consider whether the replacement product is sold at amounts that are more than minimally different from the currently licensed product, whether the replacement product is marketed as having significantly enhanced or different features and functionality relative to the delivered product, whether the replacement product operates outside the performance domain of the delivered product, and whether the delivered product has the same name as the product for which it may be exchanged. If the evaluation supports that no more than minimal differences exist between the delivered product and the product for which it may be exchanged, revenue is recognized upon delivery of the currently licensed product. If the evaluation does not support that no more than minimal differences exist between the delivered product and the product for which it may be exchanged, revenue is recognized upon the earlier of delivery of the replacement product or expiration of the exchange right.
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
Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2009 and December 31, 2008, our intangible assets, net of accumulated amortization, were $27.7 million and $30.3 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations. Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of June 30, 2009 and December 31, 2008, our goodwill was $202.1 million and $200.0 million, respectively. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed annually as of October 1st, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.
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
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and (APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and did not have a material impact on our consolidated financial statement disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended June 30, 2009. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2009, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in interest rates would increase or decrease interest income by approximately $0.1 million annually.
During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the six months ended June 30, 2009, we elected 1-month LIBOR as the variable-rate benchmark for our revolving facility. We also amended our interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. As of June 30, 2009, the fair value liability of the interest rate swaps was approximately $7.3 million, $6.2 million and $1.1 million of which was included in other current liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $0.2 million at June 30, 2009. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statements of operations, along with the related income tax effects.

Item 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2009.
As of December 31, 2008, the company reported a material weakness in internal control over financial reporting related to accounting for complex software implementation services arrangements in the Asia Pacific region. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2009 and have concluded that the material weakness related to accounting for complex software implementation services arrangements in the Asia Pacific region was not remediated as of June 30, 2009.
Except for the material weakness in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the year ended December 31, 2008, no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2009.
Changes in Internal Control over Financial Reporting
Remediation plans established and initiated by management in 2008 continue to be implemented. There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.
While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting. Management testing of implemented remedial activities will be performed in conjunction with year-end procedures.
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
Our announcement of the maturity of certain legacy retail payment products may result in decreased customer investment in our products and our strategy to migrate customers to our next generation products may be unsuccessful which may adversely impact our business and financial condition, including the timing of revenue recognition associated with the legacy retail payment products.
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
Our announcement of the maturity of certain legacy retail payment products, and customer migrations to our next generation products, may result in ratable or deferred recognition of certain revenue associated with the legacy retail payment products.
As a result of the maturity announcement, certain up-front fees associated with the legacy payment engines, including initial license fees, may become subject to ratable revenue recognition over time rather than up front at the time of contract. This will result in a delay in the recognition of these up-front fees. Additionally, customers may negotiate terms associated with their migration to Base24-eps which may cause the recognition of revenue associated with the customer’s legacy payment engine to be deferred pending the completion of the migration.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2009:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number		Shares Purchased as	Yet Be Purchased
	of Shares	Average Price Paid	Part of Publicly	Under the
Period	Purchased	per Share	Announced Program	Program
April 1 through April 30, 2009	—	$—	—	$56,545,000
May 1 through May 31, 2009	1,032,660	14.53	1,032,660	41,545,000
June 1 through June 30, 2009	—	—	—	41,545,000

Total (1)	1,032,660	$14.53	1,032,660

(1)
In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $42 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the three months ended June 30, 2009, all shares were purchased in open-market transactions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s 2009 Annual Meeting of Stockholders was held on June 10, 2009. The matter voted upon at such meeting and the number of shares cast for, against or abstained are as follows:
1. Election of directors to hold office until the next Annual Meeting of Stockholders:

Nominees	For	Against	Abstain
Alfred R. Berkeley, III	11,676,142	—	20,048,619
John D. Curtis	31,055,594	—	669,167
Philip G. Heasley	30,919,213	—	805,548
James C. McGroddy	31,093,830	—	630,931
Harlan F. Seymour	25,985,740	—	5,739,021
John M. Shay, Jr.	22,214,695	—	9,510,066
John E. Stokely	22,083,954	—	9,640,807
Jan H. Suwinski	25,999,114	—	5,725,647

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit
No.		Description
10.1	**	Master Alliance Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation dated December 16, 2007.

10.2	**	Master Services Agreement by and between ACI Worldwide, Inc and International Business Machines Corporation dated March 17, 2008

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**
Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)
Date: August 7, 2009	By:	/s/ Scott W. Behrens
Scott W. Behrens
Senior Vice President, Chief Financial Officer, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Description
10.1	**	Master Alliance Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation dated December 16, 2007.

10.2	**	Master Services Agreement by and between ACI Worldwide, Inc and International Business Machines Corporation dated March 17, 2008

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

**
Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.