Form 10-Q
period 2009-09-30
ACI WORLDWIDE, INC.
filed 2009-11-06
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, there were 34,011,782 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$102,986	$112,966
Billed receivables, net of allowances of $2,852 and $1,920, respectively	86,486	77,738
Accrued receivables	8,305	17,412
Deferred income taxes	17,217	17,005
Recoverable income taxes	505	3,140
Prepaid expenses	10,939	9,483
Other current assets	10,847	8,800

Total current assets	237,285	246,544

Property, plant and equipment, net	18,041	19,421
Software, net	26,674	29,438
Goodwill	203,611	199,986
Other intangible assets, net	26,313	30,347
Deferred income taxes	29,429	12,899
Other assets	11,605	14,207

TOTAL ASSETS	$552,958	$552,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,880	$16,047
Accrued employee compensation	24,141	19,955
Deferred revenue	103,400	99,921
Income taxes payable	2,338	78
Alliance agreement liability	5,237	6,195
Deferred income taxes	1,507	—
Accrued and other current liabilities	21,452	24,068

Total current liabilities	172,955	166,264

Deferred revenue	28,722	24,296
Note payable under credit facility	75,000	75,000
Deferred income taxes	4,351	2,091
Alliance agreement noncurrent liability	28,836	37,327
Other noncurrent liabilities	28,125	34,023

Total liabilities	337,989	339,001

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at September 30, 2009 and December 31, 2008	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 6,841,411 and 5,909,000 shares outstanding at September 30, 2009 and December 31, 2008, respectively	(159,973)	(147,808)
Additional paid-in capital	307,235	302,237
Retained earnings	58,533	58,468
Accumulated other comprehensive loss	(15,033)	(23,263)

Total stockholders’ equity	214,969	213,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,958	$552,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Software license fees	$40,714	$46,460	$99,008	$122,413
Maintenance fees	34,862	33,963	99,648	98,267
Services	28,885	28,137	81,188	87,762

Total revenues	104,461	108,560	279,844	308,442

Expenses:
Cost of software license fees (1)	3,936	3,588	10,936	9,432
Cost of maintenance and services (1)	27,959	31,320	83,136	92,637
Research and development	20,071	19,170	58,976	60,853
Selling and marketing	14,911	18,450	45,530	57,329
General and administrative	21,064	28,889	61,433	73,581
Depreciation and amortization	4,577	4,185	13,233	12,469

Total expenses	92,518	105,602	273,244	306,301

Operating income	11,943	2,958	6,600	2,141

Other income (expense):
Interest income	117	635	864	1,931
Interest expense	(488)	(1,149)	(1,783)	(3,553)
Other, net	16	932	(4,719)	3,075

Total other income (expense)	(355)	418	(5,638)	1,453

Income before income taxes	11,588	3,376	962	3,594
Income tax expense	3,829	1,659	897	5,950

Net income (loss)	$7,759	$1,717	$65	$(2,356)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,012	34,534	34,492	34,518
Diluted	34,170	34,806	34,675	34,518

Earnings (loss) per share
Basic	$0.23	$0.05	$0.00	$(0.07)
Diluted	$0.23	$0.05	$0.00	$(0.07)

(1)
The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance and services excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$65	$(2,356)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	4,761	4,754
Amortization	12,716	11,697
Tax expense of intellectual property shift	1,650	1,770
Amortization of debt financing costs	252	252
Gain on reversal of asset retirement obligation	—	(949)
Gain on transfer of assets under contractual obligations	(1,049)	—
Loss on disposal of assets	28	253
Change in fair value of interest rate swaps	1,420	1,529
Deferred income taxes	(12,894)	1,397
Stock-based compensation expense	6,668	7,782
Tax benefit of stock options exercised	21	314
Changes in operating assets and liabilities:
Billed and accrued receivables, net	4,380	152
Other current assets	(1,678)	(666)
Other assets	964	(840)
Accounts payable	(1,911)	(4,309)
Accrued employee compensation	3,374	803
Proceeds from alliance agreement	—	40,587
Accrued liabilities	(11,502)	(3,988)
Current income taxes	4,733	(4,374)
Deferred revenue	3,405	(7,755)
Other current and noncurrent liabilities	(3,976)	201

Net cash flows from operating activities	11,427	46,254

Cash flows from investing activities:
Purchases of property and equipment	(2,246)	(6,799)
Purchases of software and distribution rights	(4,857)	(4,425)
Alliance technical enablement expenditures	(5,967)	(4,343)
Proceeds from alliance agreement	—	1,246
Proceeds from assets transferred under contractual obligations	1,050	(30)
Payments of earn-out obligations	(473)	—

Net cash flows from investing activities	(12,493)	(14,351)

Cash flows from financing activities:
Proceeds from issuance of common stock	965	1,353
Proceeds from exercises of stock options	1,544	3,599
Excess tax benefit of stock options exercised	79	141
Purchases of common stock	(15,000)	(30,064)
Common stock withheld from vested restricted stock awards for payroll tax withholdings	(622)	—
Payments on debt and capital leases	(1,271)	(2,748)

Net cash flows from financing activities	(14,305)	(27,719)

Effect of exchange rate fluctuations on cash	5,391	(6,854)

Net decrease in cash and cash equivalents	(9,980)	(2,670)
Cash and cash equivalents, beginning of period	112,966	97,011

Cash and cash equivalents, end of period	$102,986	$94,341

Supplemental cash flow information
Income taxes paid, net	$10,497	$10,061
Interest paid	$2,576	$3,544
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per share amounts)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2008 is derived from the audited financial statements.
The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, filed March 4, 2009.
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management evaluated the effects of all subsequent events through November 6, 2009, the date of this report, which is concurrent with the date this report is filed with the U.S. Securities and Exchange Commission (SEC).
Acquisitions
On September 14, 2009, the company entered into an agreement to acquire certain intellectual property, customer contracts, and working capital related to global card issuing and merchant acquiring solutions for 4.25 million British Sterling (approximately $7.0 million U.S. dollars). The acquisition is subject to certain third party consents, as well as customary closing contingencies. The acquisition is expected to close during the month of November.
Lease Termination
During the nine months ended September 30, 2008, the Company terminated the lease for one of its facilities in Watford, England. Pursuant to the termination agreement, the Company paid a termination fee of approximately $0.9 million that was recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008. Further under the termination agreement, the Company was relieved of its contractual obligations with respect to the restoration of facilities back to their original condition. As a result, the Company recognized a gain of approximately $1.0 million related to the relief from this liability, which is recorded as a reduction to general and administrative expenses in the accompanying condensed consolidated statement of operations. At September 30, 2009 and December 31, 2008, the Company had contractual obligations with respect to the restoration of leased facilities of $1.7 million and $1.3 million, respectively, recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets.
Recently Issued Accounting Standards
In September 2009, the Financial Accounting Standards Board (“FASB”) required that the FASB Accounting Standards Codification (the “Codification” or “ASC”) be the single source of authoritative non-governmental guidance. The Codification is a topical based reorganization of the US generally accepted accounting principles (“GAAP”) guidance that replaces the previous four-tiered GAAP hierarchy with a two-tiered hierarchy consisting of authoritative and non-authoritative guidance. This reorganization does not change current GAAP guidance, rather only changes the way it is organized. The Company adopted the Codification as of September 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”) (codified as ASC 805), which replaced SFAS 141. The Company adopted SFAS 141(R) as of January 1, 2009 and will assess the impact if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”) (codified as ASC 810). The Company adopted this revision as of January 1, 2009 and there was no impact on its condensed consolidated financial statements as the Company’s non-controlling interests were not material.
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) (codified by ASC 815). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. The Company adopted SFAS 161 as of January 1, 2009 and there was no impact on its condensed consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (codified by ASC 260). The Company adopted this standard as of January 1, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified by ASC 820). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and (APB 28-1) (codified as ASC 825). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends guidance previously referenced as APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and did not have a material impact on the company’s condensed consolidated financial statement disclosures.
In September 2009, the EITF issued guidance relating to Revenue Recognition for arrangements with multiple deliverables that do not fall under ASC 605-985 (SOP 97-02). This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company on January 1, 2011. The Company is currently assessing the impact this Statement will have on its condensed consolidated financial statements.
Reclassifications
During 2009, the Company refined the definition of its cost of software licenses fees in order to better conform to industry practice. The Company’s definition of cost of software license fees has been revised to include third-party software royalties as well as the amortization of purchased and developed software for resale. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, the Company reclassified $0.9 million and $7.9 million to cost of maintenance and services and research and development, respectively, from cost of software license fees in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2008. The Company reclassified $2.3 million and $24.6 million to cost of maintenance and services and research and development, respectively, from cost of software license fees in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008. Additionally, $1.8 million and $3.5 million of third-party royalties have been reclassified from cost of maintenance and services to cost of software for the three-month and nine-month periods ended September 30, 2008 to conform to the current period presentation.

Also for the nine months ended September 30, 2009, the Company reported depreciation and amortization expense (excluding amortization of purchased and developed software for resale) as a separate line item in the condensed consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the condensed consolidated statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, the Company reclassified $1.1 million from cost of software licenses fees, $1.3 million from cost of maintenance and services, $0.1 million from research and development, $0.1 million from selling and marketing, and $1.4 million from general and administrative for the three months ended September 30, 2008. The Company reclassified $3.4 million from cost of software licenses fees, $4.0 million from cost of maintenance and services, $0.4 million from research and development, $0.7 million from selling and marketing, and $3.9 million from general and administrative for the nine months ended September 30, 2008.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net income (loss) for the prior periods presented.
2. Revenue Recognition, Accrued Receivables and Deferred Revenue
Software License Fees. The Company recognizes software license fee revenue in accordance with ASC 605-985, Revenue Recognition: Software [previous GAAP reference was American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”)], and ASC 605, Revenue Recognition, [previous GAAP reference was Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition.] For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 605-985 (SOP 98-9) to determine the amount of revenue to be allocated to the license element. Under ASC 605-985 (SOP 98-9), the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.
When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with ASC 605-35, Revenue Recognition: Long Term Construction Type Contracts [previous GAAP reference was Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).] Accounting for services delivered over time (generally in excess of twelve months) under ASC 605-35 (ARB No. 45 and SOP 81-1) is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

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
ASC 605-985 (SOP 97-2) requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals with consistent pricing of PCS, expressed in either dollar or percentage terms, if the stated renewal is substantive. In determining whether a stated renewal is substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices.
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
For software license arrangements in which the Company permits the customer to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the Company grants the customer a right to exchange the original software product for specified future software products with more than minimal differences in features, functionality, and/or price, during the license term, revenue is recognized upon the earlier of delivery of the additional software products or at the time the exchange right lapses. For customers granted a right to exchange the original software product for specified future software products where the Company has determined price, features, and functionality differences are minimal, the exchange right is accounted for as a like-kind exchange and revenue is recognized upon delivery of the currently licensed product. For software license arrangements in which the customer has the right to change or alternate its use of currently licensed products, revenue is recognized upon delivery of the first copy of all of the licensed products, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible PCS renewal amounts that is not sufficiently narrow to establish VSOE of fair value. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license and PCS are considered to be one accounting unit and are therefore recognized ratably over the contractually specified PCS term. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees and maintenance fees. This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Software license fees	$3,328	$6,660	$10,425	$13,659
Maintenance fees	1,230	2,356	3,957	4,958
Services	1,368	2,617	5,001	5,546

Total	$5,926	$11,633	$19,383	$24,163

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
For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element. For those situations in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ASC 605-985 (ARB No. 45 and SOP 81-1). For those arrangements in which VSOE of fair value does not exist for the PCS element, revenue is recognized to the extent direct and incremental costs are incurred until such time as the services are complete. Once services are complete, all remaining revenue is then recognized ratably over the remaining PCS period.
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
Hosting. The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of ASC 605-35, Revenue Recognition: Multiple Arrangements (previous GAAP reference was EITF 00-21, Revenue Arrangements with Multiple Deliverables). In applying the separation provisions of ASC 605-35 (EITF No. 00-21), the Company has determined that it does not have objective and reliable evidence of fair value for the undelivered elements of its hosting-related arrangements. As a result, the elements within its multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under these arrangements as a single unit of accounting and recognizes the entire arrangement fee ratably over the term of the related agreement, generally commencing upon the hosting environment being made available to the customer.
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
Accrued Receivables Accrued receivables represent amounts to be billed in the near future (less than 12 months).
Deferred Revenue. Deferred revenue includes amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of recording the related revenue.

3. Share-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2009 and 2008 totaled 59,298 and 76,333, respectively.
Share-Based Payments Pursuant to ASC 718 (Previous GAAP Reference was SFAS 123(R))
A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price ($)	Term (Years)	Options ($)
Outstanding, December 31, 2008	3,428,297	$21.69	6.41	$4,633,788
Granted	235,000	15.78	N/A	N/A
Exercised	(126,118)	12.25	N/A	N/A
Forfeited	(125,606)	31.98	N/A	N/A
Expired	(76,008)	29.29	N/A	N/A

Outstanding, September 30, 2009	3,335,565	$21.07	6.04	$3,548,935

Exercisable, September 30, 2009	2,145,852	$20.67	5.25	$3,535,885

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $8.55 and $9.62, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2009 and 2008. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $0.7 million and $1.6 million, respectively.
The fair value of options granted during the three and nine months ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, Compensation-Stock Compensation (SFAS 123(R)), with the following assumptions:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Expected life (years)	6.25	6.03	6.18	6.15
Interest rate	3.0%	3.1%	3.0%	3.1%
Volatility	55.1%	54.4%	56.2%	54.9%
Dividend yield	—	—	—	—
Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding, assuming differing exercise behaviors for stratified employee groupings. The Company used the simplified method for determining the expected life as permitted under ASC 718 (previous GAAP reference was SAB 110, Topic 14, Share-Based Payment). The simplified method was used as the historical data did not provide a reasonable basis upon which to estimate the expected term. This is due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the SEC. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

The Company did not grant any long-term incentive program performance share awards (“LTIP Performance Shares”) pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), during the nine months ended September 30, 2009 or 2008.
During the year ended December 31, 2008, the Company changed the expected attainment to 0% for the LTIP Performance Shares granted during the fiscal year ended September 30, 2007, based upon revised forecasted diluted earnings per share, which the Company does not expect will achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2007 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in 2007 during the year ended December 31, 2008 and no expense was recognized during the nine months ended September 30, 2009.
During the nine months ended September 30, 2009 and 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.
A summary of nonvested RSAs as of September 30, 2009 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested at December 31, 2008	462,400	$17.97
Granted	2,500	17.77
Vested	(115,602)	17.97
Forfeited or expired	(49,500)	17.37

Nonvested at September 30, 2009	299,798	$18.06

During the three months ended September 30, 2009, 57,852 of the RSAs vested. The Company withheld 17,868 of those shares to pay the employees’ portion of the minimum payroll withholding taxes. During the nine months ended September 30, 2009, 115,602 of the RSAs vested. The Company withheld 38,167 of those shares to pay the employees’ portion of the minimum payroll withholding taxes during the nine months ended September 30, 2009.
As of September 30, 2009, there were unrecognized compensation costs of $9.0 million related to nonvested stock options and $4.2 million related to nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.0 years and 2.8 years, respectively.
The Company recorded stock-based compensation expense in accordance with ASC 718 (SFAS 123(R)) for the three months ended September 30, 2009 and 2008 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $2.0 million and $2.6 million, respectively, with corresponding tax benefits of $0.8 million and $0.9 million, respectively. The Company recorded stock-based compensation expense in accordance with ASC 718 (SFAS 123(R)) for the nine months ended September 30, 2009 and 2008 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $6.7 million and $7.8 million, respectively, with corresponding tax benefits of $2.5 million and $2.8 million, respectively. Tax benefits in excess of the option’s grant date fair value under ASC 718 (SFAS 123(R)) are classified as financing cash flows. No stock-based compensation costs were capitalized during the nine months ended September 30, 2009 and 2008. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2009 and 2008 was $1.5 million and $3.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.5 million, respectively, for the nine months ended September 30, 2009 and 2008.
4. Goodwill
Changes in the carrying amount of goodwill during the nine months ended September 30, 2009 were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Balance, December 31, 2008	$139,330	$43,383	$17,273	$199,986
Foreign currency translation adjustments	403	2,504	245	3,152
Adjustment — Stratasoft (1)	—	—	473	473

Balance, September 30, 2009	$139,733	$45,887	$17,991	$203,611

(1)	Adjustment to Stratasoft Sdn. Bhd acquisition relates to earn-out payment made in accordance with the purchase agreement.
5. Software and Other Intangible Assets
At September 30, 2009, software net book value totaling $26.7 million, net of $41.3 million of accumulated amortization, includes software marketed for external sale of $17.1 million. The remaining software net book value of $9.5 million is comprised of various software that has been acquired or developed for internal use.
Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended September 30, 2009 and 2008 totaled $1.4 million. Software for resale amortization expense recorded in the nine months ended September 30, 2009 and 2008 totaled $4.2 million and $4.1 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $1.5 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $3.9 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.
The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Customer relationships	$39,767	$39,020
Purchased contracts	11,186	11,030
Trademarks and tradenames	2,265	2,236
Covenant not to compete	1,543	1,537

	54,761	53,823
Less: accumulated amortization	(28,448)	(23,476)

Other intangible assets, net	$26,313	$30,347

Other intangible assets amortization expense recorded in the three months ended September 30, 2009 and 2008 totaled $1.5 million and $1.6 million, respectively. Other intangible assets amortization expense recorded in the nine months ended September 30, 2009 and 2008 totaled $4.5 million and $4.9 million respectively.

Based on capitalized software and intangible assets at September 30, 2009, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2009	$2,865	$1,522
2010	10,825	6,087
2011	7,386	5,733
2012	4,959	4,661
2013	576	4,406
Thereafter	63	3,904

Total	$26,674	$26,313

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
At September 30, 2009, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark is 1-month LIBOR. During the fiscal year ended September 30, 2007, the Company entered into two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates.
During the nine months ended September 30, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting.
Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the loss resulting from the change in fair value of the interest rate swaps for the three months ended September 30, 2009 and 2008 of $0.7 million and $0.8 million, respectively, and for the nine months ended September 30, 2009 and 2008 of $1.4 million and $1.5 million, respectively, is reflected as expense in other income (expense), net in the accompanying condensed consolidated statements of operations.
Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, December 31, 2008	$(8,624)
Net settlement payments	3,509
Loss recognized in earnings	(1,420)

Ending fair value, September 30, 2009	$(6,535)

As of September 30, 2009, the $6.5 million fair value liability is recorded as $6.3 million and $0.2 million in other current liabilities and other noncurrent liabilities, respectively, on the accompanying condensed consolidated balance sheet.
Net settlements are measured monthly and paid monthly under the $75 million notional amount interest rate swap and paid quarterly under the $50 million notional amount interest rate swap. The net settlements are recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Included in the $6.5 million fair value at September 30, 2009, is approximately $0.8 million of net settlement obligations paid by the Company subsequent to September 30, 2009.

7. Fair Value Financial and Non-financial Instruments
Effective January 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures [previous GAAP guidance was SFAS No. 157, Fair Value Measurements (“SFAS 157”)], for financial assets and financial liabilities. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities. ASC 820 (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
ASC 820 (SFAS 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 (SFAS 157) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$6,535	$—	$6,535	$—
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The adoption of ASC 820 (SFAS 157) for non-financial assets and non-financial liabilities had no impact on the financial statements as of or for the nine months ended September 30, 2009.
The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At September 30, 2009, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.

8. Corporate Restructuring and Other Reorganization Charges
Changes in the liability for corporate restructuring charges were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2008	$2,547
Severance	2,600
Adjustments to recognized liabilities	393
Amounts paid during the period	(3,196)
Foreign currency translation adjustments	(131)

Balance, September 30, 2009	$2,213

During the nine months ended September 30, 2009, the Company reduced its headcount by 119 employees as a part of its continued efforts under the strategic plan to reduce operating expenses. In connection with these actions, during the three-month period ended September 30, 2009, approximately $2.4 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statement of operations. The charges, by segment, for the three months ended September 30, 2009 were $1.4 million in the Americas segment, $0.7 million in the Europe/Middle East/Africa (“EMEA”) segment, and $0.3 million for the Asia/Pacific segment. The charges, by segment, for the nine months ended September 30, 2009 were $1.5 million in the Americas segment, $1.2 million in the EMEA segment, and $0.3 million for the Asia/Pacific segment. Approximately $0.6 million of the termination costs were paid during the nine months ended September 30, 2009. The remaining liability is expected to be paid over the next 12 months.
At September 30, 2009 and December 31, 2008, the liabilities were classified as short-term in accrued employee compensation in the accompanying condensed consolidated balance sheets. See additional severance costs at Note 16, “International Business Machines Corporation Information Technology Outsourcing Agreement”.
9. Common Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,082,180 shares for approximately $169 million. During the nine months ended September 30, 2009, the Company purchased 1,032,660 shares of common stock under this repurchase plan for approximately $15 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $41 million as of September 30, 2009.
Earnings (loss) per share is computed in accordance with ASC 260, Earnings per Share (previous GAAP reference was SFAS No. 128, Earnings per Share). Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average share outstanding:
Basic weighted average shares outstanding	34,012	34,534	34,492	34,518
Add: Dilutive effect of stock options and other dilutive securities	158	272	183	—

Diluted weighted average shares outstanding	34,170	34,806	34,675	34,518

For the three months ended September 30, 2009 and 2008, 6.1 million and 5.5 million, respectively, options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive. For the nine months ended September 30, 2009, 6.1 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be antidilutive. For the nine months ended September 30, 2008, 7.0 million options to purchase shares, restricted share awards, contingently issuable shares, and common stock warrants were excluded from the diluted net loss per share computation due to the net loss.

10. Other Income/Expense
Other income (expense) is comprised of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Foreign currency transactions gains (losses)	$1,055	$1,601	$(4,032)	$4,523
Loss on interest rate swap	(653)	(775)	(1,420)	(1,529)
Gain on transfer of assets under contractual obligations	—	—	1,049	—
Other	(386)	106	(316)	81

Total	$16	$932	$(4,719)	$3,075

11. Comprehensive Income (Loss)
The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$7,759	$1,717	$65	$(2,356)
Foreign currency translation adjustments	1,248	(9,062)	8,230	(6,762)

Comprehensive income (loss)	$9,007	$(7,345)	$8,295	$(9,118)

Accumulated other comprehensive income (loss) included in the Company’s condensed consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected.
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

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following are revenues and operating income (loss) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Americas	$58,730	$53,057	$154,892	$149,594
EMEA	35,159	45,360	93,881	129,591
Asia/Pacific	10,572	10,143	31,071	29,257

	$104,461	$108,560	$279,844	$308,442

Operating income (loss):
Americas	$12,225	$5,807	$19,846	$8,576
EMEA	2,277	(1,314)	(6,063)	(2,660)
Asia/Pacific	(2,559)	(1,535)	(7,183)	(3,775)

	$11,943	$2,958	$6,600	$2,141

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three or nine months ended September 30, 2009 or 2008. Aggregate revenues attributable to customers in the United Kingdom accounted for 13.1% of the Company’s consolidated revenues during the nine months ended September 30, 2008.
13. Income Taxes
The effective tax rate for the three months ended September 30, 2009 and 2008 was 33.0% and 49.1%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 93.2% and 165.6%, respectively. The effective tax rate in the three months ended September 30, 2009 is positively impacted by tax rate differentials in the various countries in which the Company operates. The effective tax rate in the nine months ended September 30, 2009 is positively impacted by a release of an unrecognized tax benefit of $1.6 million. The effective tax rate in all four periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The amount of unrecognized tax benefits for uncertain tax positions was $9.3 million as of September 30, 2009 and $11.5 million as of December 31, 2008, excluding related liabilities for interest and penalties of $1.2 million as of September 30, 2009 and $1.5 million as of December 31, 2008. The amount of unrecognized tax benefits for uncertain tax positions was reduced by $1.6 million during the nine months ended September 30, 2009 as a result of previously classified uncertain tax positions becoming certain and certain years becoming statutorily barred.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.3 million, due to settlement of various audits.
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
15. International Business Machines Corporation Alliance
On December 16, 2007, the Company entered into an Alliance Agreement (“Alliance”) with International Business Machines Corporation (“IBM”) relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No.1 to the Alliance (“Amendment No.1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party retains ownership of its respective intellectual property and independently determines product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years.

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted is approximately $24.0 million and is recorded as common stock warrants in the accompanying condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and is recorded in the Alliance agreement liability in the accompanying condensed consolidated balance sheet.
During the three months ended March 31, 2008, the Company received an additional payment from IBM of $37.3 million pursuant to Amendment No.1. This payment has been recorded in the Alliance agreement liability in the accompanying condensed consolidated balance sheet. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned by the Company under the Alliance and related agreements and accordingly a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of September 30, 2009, $20.7 million is refundable subject to achievement of future milestones.
The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with ASC 985-20, Software - Cost of Software Costs to be Sold, Leased, or Marketed [previous GAAP reference was SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”)], when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable. During the three and nine months ended September 30, 2009, the Company incurred $3.7 million and $9.4 million, respectively, of costs related to fulfillment of the technical enablement milestones. During the three and nine months ended September 30, 2008, the Company incurred $2.5 million and $5.4 million, respectively, of costs related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 (SFAS 86) in the accompanying condensed consolidated balance sheet as of September 30, 2009, and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.
Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance, December 31, 2008	$43,522
Costs related to fulfillment of technical enablement milestones	(9,449)

Balance, September 30, 2009	$34,073

Of the $34.1 million Alliance agreement liability, $5.2 million is short-term and $28.9 million is long-term in the accompanying condensed consolidated balance sheet as of September 30, 2009.
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
In addition, IBM is providing the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). The Transition Services are substantially complete except for the consolidation of certain third-party data centers, which are currently expected to occur in fiscal year 2010 at a cost of approximately $1.5 million. These Transition Services are recognized as incurred based on the capital or expense nature of the cost. The Company has expensed approximately $0.2 million for Transition Services during the nine months ended September 30, 2009, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations. Approximately $6.9 million has been recognized to date. Of this amount $2.2 million has been paid, $3.3 million is included in other noncurrent liabilities and $1.4 million is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2009. The remaining balance will be paid in installments over a period of five years.
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
As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company. Changes in the accrued employee compensation for these termination costs were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2008	$465
Amounts paid during the period	(313)
Other	(3)

Balance, September 30, 2009	$149

As of September 30, 2009, $0.1 million is accrued in accrued employee compensation for these termination costs in the accompanying condensed consolidated balance sheet.

17. Assets of Businesses Transferred Under Contractual Arrangements
On September 29, 2006, the Company entered into an agreement whereby certain assets and liabilities related to the Company’s MessagingDirect business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million to be paid in annual installments through 2010. The note receivable was not recorded due to uncertainty of collection. As of December 31, 2008, the remaining unpaid balance of the note receivable was $1.5 million. During the nine months ended September 30, 2009, the Company sold its right to further payments on the note receivable to a third-party for $1.0 million, which was recorded as a pretax gain.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this report include, but are not limited to, statements regarding future operations, business strategy, business environment and key trends, as well as statements related to expected financial and other benefits from our organizational restructuring activities. Many of these factors will be important in determining our actual future results. Any or all of the forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected. In addition, we disclaim any obligation to update any forward-looking statements after the date of this report, except as required by law. All forward-looking statements contained in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets, our restructuring efforts, the restatement of our financial statements, consolidation in the financial services industry, changes in the financial services industry, the accuracy of backlog estimates, material weaknesses in our internal control over financial reporting, our tax positions, volatility in our stock price, risks from operating internationally, increased competition, our offshore software development activities, the performance of our strategic product, BASE24-eps, the maturity of certain legacy retail payment products, our strategy to migrate customers to our next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our legacy retail payment products, demand for our products, our alliance with IBM, our outsourcing agreement with IBM, the complexity of our products and the risk that they may contain hidden defects, governmental regulations and industry standards, our compliance with privacy regulations, system failures, the protection of our intellectual property, future acquisitions and investments and litigation. The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors.”
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed March 4, 2009 and our Form 10-Q for the quarter ended June 30, 2009 and filed on August 7, 2009. Results for the three and nine months ended September 30, 2009, are not necessarily indicative of results that may be attained in the future.
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
We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and India, as well as manages certain of our intellectual property rights. During 2008 and 2009, we have continued our efforts to take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.

In 2009, we launched the Agile Payments Solution vision to deliver a unified solution that initiates, manages, secures and operates payments to maximize the total economic impact for our customers. In creating the vision, we have identified a set of capabilities that are needed within that unified solution. From the existing product set, we have identified a focus set of the products which will deliver many of these capabilities. During the next year, we will identify whether a build, buy or partner route is the most appropriate way to deliver the other capabilities.
In March 2008, we announced to customers the timelines for maturing many of our retail payment engines products. These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx. Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow us to more efficiently focus our research and development investment. Towards the end of 2008, we announced to customers the time lines for maturing of many of the back office service products. It is anticipated that some of these back office services will be provided by products obtained through the acquisition of certain intellectual property that we expect to close during the fourth quarter 2009.
As a result of the announced timelines for maturing certain of our retail payment engines products, we may experience a temporary decline in GAAP revenue recognition. As customers elect to renew, extend the term of, or add capacity or functionality to certain of our maturing retail payment engines products, we would expect a higher proportion of any up-front payments to be recognized ratably over time rather than as a lump sum. As a result, we would expect a temporary decline in our initial license fee (“ILF”) revenue and a corresponding increase in our monthly license fee (“MLF”) revenue during this period. We would also expect a corresponding increase to current deferred revenue.
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
We have launched, in North America, a service called ACI On Demand, wherein we host our payment systems and sell them as a service to banks, retailers and processors.
Key trends that currently impact our strategies and operations include:
•
Global Financial Markets Uncertainty. The continuing uncertainty in the global financial markets has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our customers, their purchasing plans, or even their solvency, but we cannot predict whether or to what extent this will occur. We have diversified counterparties and customers, but we continue to monitor our counterparty and customer risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate. Market analysts, such as Boston Consulting Group, indicate that banks now recognize the importance of payments to their business, so providing services for that aspect of the business is of less risk than for other aspects of their business.

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

•
Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. Boston Consulting Group 2009 report predicts that payments globally will grow at 8% per annum between 2008 and 2016, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

•
Adoption of open systems technology. In an effort to leverage lower-cost computing technologies and current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies. Our continued investment in open systems technologies is, in part, designed to address this demand.

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

•
Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATM’s and POS devices) allowing the deployment of other technologies like contactless. We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

•
Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations.

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

•
Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our product development strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. Also during the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the nine months ended September 30, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility and changed its interest rate to 5.195%. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.
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
Acquisitions
On September 14, 2009, we entered into an agreement to acquire certain intellectual property, customer contracts, and working capital related to global card issuing and merchant acquiring solutions for 4.25 million British Sterling (approximately $7.0 million U.S. dollars). The acquisition is subject to certain third party consents, as well as customary closing contingencies. The acquisition is expected to close during the month of November.
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
The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008

Americas	$827	$817	$791	$771
EMEA	504	504	466	480
Asia/Pacific	156	155	153	156

Total	$1,487	$1,476	$1,410	$1,407

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on the Company’s historical renewal experience. The estimated Committed Backlog and Renewal Backlog as of September 30, 2009 is $734 million and $753 million, respectively.
We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2009			June 30, 2009
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$146	$41	$187	$145	$44	$189
EMEA	79	36	115	77	40	117
Asia/Pacific	27	13	40	28	15	43

Total	$252	$90	$342	$250	$99	$349

	March 31, 2009			December 31, 2008
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$139	$43	$182	$133	$40	$173
EMEA	72	43	115	73	37	110
Asia/Pacific	28	10	38	28	14	42

Total	$239	$96	$335	$234	$91	$325

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
RESULTS OF OPERATIONS
Reclassifications
During 2009, we refined our definition of cost of software licenses fees in order to better conform to industry practice. Our definition of cost of software license fees has been revised to include third-party software royalties as well as the amortization of purchased and developed software for resale. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, we reclassified $0.9 million and $7.9 million to cost of maintenance and services and research and development, respectively, from cost of software licenses fees in the accompanying statement of operations for the three months ended September 30, 2008. We reclassified $2.3 million and $24.6 million to cost of maintenance and services and research and development, respectively, from cost of software licenses fees in the accompanying statement of operations for the nine months ended September 30, 2008. Additionally, $1.8 million and $3.5 million of third-party royalties have been reclassified from cost of maintenance and services to cost of software for the three-month and nine-month periods ended September 30, 2008 to conform to the current period presentation.

Also for the nine months ended September 30, 2009, we reported depreciation and amortization expense (excluding amortization of purchased and developed software for resale) as a separate line item in the condensed consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, we reclassified $1.1 million from cost of software licenses fees, $1.3 million from cost of maintenance and services, $0.1 million from research and development, $0.1 million from selling and marketing, and $1.4 million from general and administrative for the three months ended September 30, 2008. We reclassified $3.4 million from cost of software licenses fees, $4.0 million from cost of maintenance and services, $0.4 million from research and development, $0.7 million from selling and marketing, and $3.9 million from general and administrative for the nine months ended September 30, 2008.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net income (loss) for the prior periods presented.
The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Condensed Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$21,202	20.3%	$25,174	23.2%	$44,317	15.8%	$66,550	21.6%
Monthly license fees (MLFs)	19,512	18.7%	21,286	19.6%	54,691	19.5%	55,863	18.1%

Software license fees	40,714	39.0%	46,460	42.8%	99,008	35.4%	122,413	39.7%
Maintenance fees	34,862	33.4%	33,963	31.3%	99,648	35.6%	98,267	31.9%
Services	28,885	27.7%	28,137	25.9%	81,188	29.0%	87,762	28.5%

Total revenues	104,461	100.0%	108,560	100.0%	279,844	100.0%	308,442	100.0%

Expenses:
Cost of software licenses fees	3,936	3.8%	3,588	3.3%	10,936	3.9%	9,432	3.1%
Cost of maintenance and services	27,959	26.8%	31,320	28.9%	83,136	29.7%	92,637	30.0%
Research and development	20,071	19.2%	19,170	17.7%	58,976	21.1%	60,853	19.7%
Selling and marketing	14,911	14.3%	18,450	17.0%	45,530	16.3%	57,329	18.6%
General and administrative	21,064	20.2%	28,889	26.6%	61,433	22.0%	73,581	23.9%
Depreciation and amortization	4,577	4.4%	4,185	3.9%	13,233	4.7%	12,469	4.0%

Total expenses	92,518	88.6%	105,602	97.3%	273,244	97.6%	306,301	99.3%

Operating income	11,943	11.4%	2,958	2.7%	6,600	2.4%	2,141	0.7%

Other income (expense):
Interest income	117	0.1%	635	0.6%	864	0.3%	1,931	0.6%
Interest expense	(488)	-0.5%	(1,149)	-1.1%	(1,783)	-0.6%	(3,553)	-1.2%
Other, net	16	0.0%	932	0.9%	(4,719)	-1.7%	3,075	1.0%

Total other income (expense)	(355)	-0.3%	418	0.4%	(5,638)	-2.0%	1,453	0.5%

Income before income taxes	11,588	11.1%	3,376	3.1%	962	0.3%	3,594	1.2%
Income tax expense	3,829	3.7%	1,659	1.5%	897	0.3%	5,950	1.9%

Net income (loss)	$7,759	7.4%	$1,717	1.6%	$65	0.0%	$(2,356)	-0.8%

Three-Month Period Ended September 30, 2009 Compared to Three-Month Period Ended September 30, 2008
Revenues
Total revenues for the three months ended September 30, 2009 decreased $4.1 million, or 3.8%, compared to the same period of 2008 as a result of a $5.7 million, or 12.4%, decrease in software license fee revenues partially offset by a $0.9 million, or 2.6%, increase in maintenance fee revenues and, a $0.7 million, or 2.7%, increase in services revenues.
The decline in total revenues was primarily driven by a $10.2 million decline in the EMEA reportable segment offset by a $5.7 million increase in the Americas reportable segment and a $0.4 million increase in the Asia/Pacific reportable segment. The decline in the EMEA reportable segment can be largely attributed to approximately $4.1 million associated with certain Faster Payments implementations in the United Kingdom in 2008, differences in size and quantity of capacity increases and customer renewals in the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008, and a decrease of approximately $2.0 million as a result of the strengthening of the U.S. dollar relative to European currencies as compared to the three-month period ended September 30, 2008. The increase in the Americas’ reportable segment can be attributed to the recognition of initial license fee revenues associated with a significant customer renewal in the three–month period ended September 30, 2009. The increase in the Asia/Pacific reportable segment generally reflects an expanding customer and installation base as compared to the three-month period ended September 30, 2008.

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
Initial License Fee (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended September 30, 2009 compared to the same period in 2008, decreased by $4.0 million, or 15.8%. ILF revenue in the Americas reportable segment increased by $8.9 million offset by a decrease in the EMEA reportable segment of $12.9 million. The decline in ILF revenues in the EMEA reportable segment is largely attributable to capacity increases and term renewals recognized in the three months ended September 30, 2008 as well as the timing and size of customer implementation projects as compared to the prior year period. The increase in ILF revenues in the Americas reportable segment is largely attributable to the recognition of initial license fees related to a significant customer term renewal recognized in the three months ended September 30, 2009. Included in the above are capacity related revenue declines of $3.5 million in the EMEA reportable segment and $0.1 million in the Asia/Pacific reportable segment offset by an increase of $6.9 million in the Americas reportable segment within the three months ended September 30, 2009 as compared to the same period in 2008.
Monthly License Fee (MLF) Revenue
MLF revenues are license and capacity revenues that are paid up-front but recognized as revenue ratably over an extended period and license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms. MLF revenues decreased $1.8 million, or 8.3%, during the three months ended September 30, 2009, as compared to the same period in 2008. MLF revenue in the Americas reportable segment decreased by $2.2 million offset by increases of $0.3 million and $0.1 million in the EMEA and Asia/Pacific reportable segments, respectively. The decline in MLF revenue in the Americas reportable segment is due to significant paid up-front revenues that were being recognized ratably over a relative short period of time in the three months ended September 30, 2008 that were not present in the three months ended September 30, 2009. The increase in the EMEA reportable segment is negatively impacted by the relative strength of the U.S. dollar relative to European currencies as compared to the three-month period ended September 30, 2008.
Within this overall decrease of $1.8 million is a $3.7 million decrease in the amount of paid up-front revenue recognized ratably by customers primarily in the Americas reportable segment offset by a $1.9 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly. MLF revenues that are both invoiced and recognized monthly or quarterly make up the majority of total MLF revenue and are more predictable and sustainable from period to period. MLF revenues that are paid up-front but recognized ratably may be more short-term in nature and may not recur in future periods resulting in greater variability with this component of MLF revenue.
Maintenance Fee Revenue
Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $0.9 million, or 2.6%, during the three months ended September 30, 2009 as compared to the same period in 2008 despite the strengthening of the U.S. dollar against most other foreign currencies during the three months ended September 30, 2009
Maintenance fee revenue in all reportable segments increased as compared to the three-month period ended September 30, 2008 with increases of $0.7 million in the Americas reportable segment, $0.2 million in the EMEA reportable segment, and $0.1 million in the Asia/Pacific reportable segment. Increases in maintenance fee revenues reflect increases in customer installation bases as well as expanded product usage.

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
Services revenue increased $0.7 million, or 2.7%, for the three months ended September 30, 2009, of which implementation and professional services increased by $0.4 million and processing services increased by $0.3 million. The increase in implementation and professional services is primarily in the EMEA reportable segment due to on-going professional services requirements for existing customers, often after the initial implementation effort is complete. The increase in processing services revenue is primarily due to increased usage and adoption of our on-demand and hosted product offerings in the Americas reportable segment as compared to the prior year period.
Expenses
Total operating expenses for the three months ended September 30, 2009 decreased $13.1 million, or 12.4%, as compared to the same period in 2008. Total expenses decreased primarily as a result of a $7.8 million, or 27.1%, decrease in general and administrative costs, a $3.4 million, or 10.7%, decrease in cost of maintenance and services, and a $3.5 million, or 19.2%, decrease in selling and marketing expenses, partially offset by a $0.9 million, or 4.7%, increase in research and development, a $0.3 million, or 9.7%, increase in cost of software licenses fees, and a $0.4 million, or 9.4%, increase in depreciation and amortization.
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
Cost of software licenses increased $0.3 million, or 9.7%, in the three months ended September 30, 2009 compared to the same period in 2008. Third-party software royalty expense increased $0.3 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Amortization of purchased and developed software for resale was $1.4 million for the three months ended September 30, 2009 and 2008.
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
Cost of maintenance and services for the three months ended September 30, 2009 decreased $3.4 million, or 10.7%, compared to the same period in 2008 due to a reduction in personnel and related costs primarily as a result of previously announced headcount reductions and the strengthening of the U.S. dollar.
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
R&D expense for the three months ended September 30, 2009 increased $0.9 million, or 4.7%, as compared to the same period in 2008 due primarily to higher costs resulting from our outsourced information technology services.

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
Selling and marketing expense for the three months ended September 30, 2009 decreased $3.5 million, or 19.2%, compared to the same period in 2008 primarily as a result of a $2.8 million decrease in personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Approximately $0.7 million of the decrease was the result of costs reallocated to general and administrative expense to invest in our new regional general manager organization.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended September 30, 2009 decreased $7.8 million, or 27.1%, compared to the same period in 2008. Included in the three months ended September 30, 2008, with no corresponding amounts during the same period in 2009, were $4.4 million of expenses for Transition Services incurred related to the IBM Outsourcing Agreement and $0.5 million of severance incurred related to the IBM Outsourcing Agreement. During the three-month period ended September 30, 2009, personnel and related costs decreased $3.3 million as a result of previously announced headcount reductions and the strengthening of the U.S. dollar and severance expense decreased $1.2 million compared to the same period in 2008. These decreases were partially offset by $1.0 million of costs reallocated to general and administrative from certain business functions (primarily services and sales and marketing) to invest in our new regional general manager organization and higher bad debt expense of $0.8 million in the three months ended September 30, 2009 compared to the same period in 2008.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended September 30, 2009 increased $0.4 million, or 9.4%, compared to the same period in 2008 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended September 30, 2009 by $1.1 million in net foreign currency gains, compared to $1.6 million in net gains during the same period in 2008. A $0.7 million loss on change in fair value of interest rate swaps was incurred during the three months ended September 30, 2009 compared to a $0.8 million loss in the same period of 2008. Interest income for the three months ended September 30, 2009 decreased $0.5 million, or 81.6%, as compared to the corresponding period of 2008 as a result of lower interest rates. Interest expense decreased $0.7 million, or 57.5%, for the three months ended September 30, 2009 compared to the corresponding period of 2008 as a result of lower interest rates.
Income Taxes
The effective tax rate for the three months ended September 30, 2009 is 33.0%. The effective tax rate for the three months ended September 30, 2009 is positively impacted by tax rate differentials in the various countries in which the Company operates. The effective tax rate for the three months ended September 30, 2008 was 49.1%. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Nine-month Period Ended September 30, 2009 Compared to Nine-month Period Ended September 30, 2008
Revenues
Total revenues for the nine months ended September 30, 2009 decreased $28.6 million, or 9.3%, compared to the same period of 2008 as a result of a $6.6 million, or 7.5%, decrease in services revenues and a $23.4 million, or 19.1%, decrease in software license fee revenues partially offset by a $1.4 million, or 1.4%, increase in maintenance fee revenues.
The decline in total revenues was primarily driven by a $35.7 million decline in total revenues in the EMEA reportable segment offset by a $5.3 million increase in the Americas reportable segment and a $1.8 million increase in the Asia/Pacific reportable segment. The decline in the EMEA reportable segment can be partly attributed to approximately $19.0 million associated with certain Faster Payments implementations in the United Kingdom and revenues associated with Middle-East switch implementations recognized in the nine-month period ended September 30, 2008 with the majority of the remaining decline a result of the relative strength of the U.S. dollar relative to European currencies as compared to the nine-month period ended September 30, 2008. The increase in the Asia/Pacific reportable segment was due to a large BASE24-eps migration project completed and recognized in the nine-month period ended September 30, 2009 while the increase in the Americas reportable segment is primarily due to a significant term renewal agreement recognized in the nine-month period ended September 30, 2009.
Initial License Fee (ILF) Revenue
ILF revenues during the nine months ended September 30, 2009 compared to the same period in 2008, decreased by $22.2 million, or 33.4%. ILF revenue in the EMEA reportable segment declined by $27.5 million offset by increases in the Americas and Asia/Pacific reportable segments of $4.6 million and $0.7 million, respectively. The decline in ILF revenues in the EMEA reportable segment is largely attributable to significant term extensions and contractual renewals as well as capacity related increases with existing customers during the nine months ended September 30, 2008 as well as certain Faster Payments implementations in the United Kingdom that did not repeat during the nine months ended September 30, 2009. The increase in the Americas reportable segment is primarily due to a large term renewal agreement recognized in the nine months ended September 30, 2009. Included in the above is a capacity related revenue decline of $5.6 million comprised of a decline of $11.1 million in the EMEA reportable segment offset by an increase of $5.5 million in the Americas and Asia/Pacific reportable segments, within the nine months ended September 30, 2009 as compared to the same period in 2008.
Monthly License Fee (MLF) Revenue
MLF revenues decreased $1.2 million, or 2.1%, during the nine months ended September 30, 2009, as compared to the same period in 2008. MLF revenue in the Americas and EMEA reportable segments decreased by $1.3 million and $0.5 million, respectively, which was partially offset by an increase of $0.6 million in the Asia/Pacific reportable segment. The decline in the Americas reportable segment is largely attributable to a decline in paid up-front revenue recognized ratably over a relative short period of time as compared to the prior year period. The decline in the EMEA reportable segment is largely attributable to the strengthening of the U.S. dollar relative to European currencies as compared to the nine-month period ended September 30, 2008.
Within this overall increase is a $4.1 million decline in the amount of paid up-front revenue recognized ratably by customers primarily in the Americas reportable segment offset by a $2.9 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly. MLF revenue that is both invoiced and recognized monthly or quarterly makes up the majority total MLF revenue and is more predictable and sustainable from period to period. MLF revenues that are paid up-front but recognized ratably may be more short-term in nature and may not recur in future periods resulting in greater variability with this component of MLF revenue.
Maintenance Fee Revenue
Maintenance fee revenues increased $1.4 million, or 1.4%, during the nine months ended September 30, 2009, compared to the same period in 2008 despite the strengthening of the U.S. dollar against most other foreign currencies during the nine months ended September 30, 2009 compared to the same period in 2008.
Maintenance fee revenue in the Americas and Asia/Pacific reportable segments increased by $2.7 million and $0.2 million, respectively, while the EMEA reportable segment experienced a decline of $1.5 million. The decline in the EMEA reportable segment can be largely attributable to the strengthening of the U.S. dollar relative to European currencies as compared to the nine-month period ended September 30, 2008.

Services Revenue
Services revenue decreased $6.6 million, or 7.5%, for the nine months ended September 30, 2009, primarily as a result of an $8.5 million decrease in implementation and professional services revenue primarily in the EMEA and Americas reportable segments partially offset by a $1.9 million increase in processing services revenue primarily in the Americas reportable segment. The decrease in professional services revenue in the EMEA reportable segment is primarily due to the recognition of certain Faster Payments implementations in the United Kingdom during the nine-month period ended September 30, 2008. The increase in processing services revenue in the Americas reportable segment is primarily due to increased usage and adoption of our on-demand and hosted product offerings as compared to the prior year period.
Expenses
Total operating expenses for the nine months ended September 30, 2009 decreased $33.1 million, or 10.8%, as compared to the same period of 2008. Total expenses decreased primarily as a result of a $11.8 million, or 20.6%, decrease in selling and marketing expense, a $9.5 million, or 10.3%, decrease in cost of maintenance and services, a $12.1 million, or 16.5%, decrease in general and administrative costs, and a $1.9 million, or 3.1%, decrease in research and development partially offset by a $1.5 million, or 15.9%, increase in cost of software licenses fees and a $0.8 million, or 6.1%, increase in depreciation and amortization.
Cost of Software License Fees
Cost of software licenses increased $1.5 million, or 15.9%, in the nine months ended September 30, 2009 compared to the same period in 2008. Third-party software royalty expense increased $1.3 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Amortization of purchased and developed software for resale was $4.2 million and $4.1 million for the nine months ended September 30, 2009 and 2008, respectively.
Cost of Maintenance and Services
Cost of maintenance and services for the nine months ended September 30, 2009 decreased $9.5 million, or 10.3%, compared to the same period in 2008 primarily due to a $7.3 million decrease in personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Additionally, the cost of maintenance and services for the nine months ended September 30, 2008 included $3.2 million of additional costs related to the recognition of previously deferred expenses primarily associated with the completion of certain Faster Payments implementations in the EMEA reportable segment and a large multi-product implementation in the Americas reportable segment. Approximately $0.9 million of the decrease was the result of costs reallocated to general and administrative expense to invest in our new regional general manager organization. This decrease was partially offset by $1.9 million of higher costs resulting from our outsourced information technology services.
Research and Development
R&D expense for the nine months ended September 30, 2009 decreased, $1.9 million, or 3.1%, as compared to the same period in 2008 primarily due to $3.7 million of lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. This decrease was partially offset by $1.9 million of higher costs resulting from our outsourced information technology services under the IBM Outsourcing Agreement.
Selling and Marketing
Selling and marketing expense for the nine months ended September 30, 2009 decreased $11.8 million, or 20.6%, compared to the same period in 2008 primarily due to a $9.7 million decrease in personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Approximately $2.1 million of the decrease was the result of costs reallocated to general and administrative expense to invest in our new regional general manager organization.
General and Administrative
General and administrative expense for the nine months ended September 30, 2009 decreased $12.1 million, or 16.5%, compared to the same period in 2008. Included in the nine months ended September 30, 2008, with no corresponding amounts during the same period in 2009, were $7.5 million of expenses for Transition Services incurred and $1.5 million of severance expense incurred related to the IBM Outsourcing Agreement. General and administrative expenses decreased $7.4 million due to lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. This decrease in personnel and related costs was partially offset by $3.0 million of costs reallocated from certain business functions (primarily services and sales and marketing) to invest in our new regional general manager organization. These decreases were partially offset by $1.0 million of professional fees associated with the restatement of the 2008 quarterly financial statements and $0.4 million in higher severance and consulting fees related to restructuring activities and related reinvestments.

Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2009 increased $0.8 million, or 6.1%, compared to the same period in 2008 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the nine months ended September 30, 2009 by $4.0 million in net foreign currency losses, compared with $4.5 million in net gains during the same period in 2008. A $1.4 million loss on change in fair value of interest rate swaps was incurred during the nine months ended September 30, 2009 compared with a $1.5 million loss for the same period in 2008. Interest income for the nine months ended September 30, 2009 decreased $1.1 million, or 55.3%, compared to the corresponding period of 2008 as a result of lower interest rates. Interest expense decreased $1.8 million, or 49.8%, for the nine months ended September 30, 2009 compared to the corresponding period of 2008 as a result of lower interest rates. A $1.0 million gain was realized on the contractual transfer of assets for the nine months ended September 30, 2009.
Income Taxes
The effective tax rate for the nine months ended September 30, 2009 is 93.2%. The effective tax rate for the nine months ended September 30, 2009 is positively impacted by a release of an unrecognized tax benefit of $1.6 million. The effective tax rate for the nine months ended September 30, 2008 was 165.6%. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Segment Results
The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Americas	$58,730	$53,057	$154,892	$149,594
EMEA	35,159	45,360	93,881	129,591
Asia/Pacific	10,572	10,143	31,071	29,257

	$104,461	$108,560	$279,844	$308,442

Operating income (loss):
Americas	$12,225	$5,807	$19,846	$8,576
EMEA	2,277	(1,314)	(6,063)	(2,660)
Asia/Pacific	(2,559)	(1,535)	(7,183)	(3,775)

	$11,943	$2,958	$6,600	$2,141

Liquidity and Capital Resources
As of September 30, 2009, our principal sources of liquidity consisted of $103.0 million in cash and cash equivalents and up to $75 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75 million outstanding under our revolving credit facility as of September 30, 2009. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. At September 30, 2009, we were in compliance with all credit facility covenants.

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
Our board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, we have purchased 7,082,180 shares for approximately $169 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $41 million as of September 30, 2009.
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

	Nine Months Ended
	September 30,
	2009	2008
	(amounts in thousands)
Net cash provided by (used in):
Operating activities	$11,427	$46,254
Investing activities	(12,493)	(14,351)
Financing activities	(14,305)	(27,719)
Net cash flows provided by operating activities for the nine months ended September 30, 2009 amounted to $11.4 million as compared to $46.3 million during the same period in 2008. The comparative period decrease in net cash flows from operating activities of $34.9 million resulted principally from the receipt of $40.6 million during the first nine months of 2008 from IBM primarily for prepayment of estimated incentives payments pursuant to the terms of the IBM Alliance partially offset by an increase in cash collections on customer receivables and deferred revenue of $15.4 million in the nine months ended September 30, 2009. The remaining decrease was the result of an $11.5 million decrease in accrued liabilities in the nine months ended September 30, 2009 as compared to a decrease of $4.0 million during the same period in 2008.
Net cash flows used by investing activities totaled $12.5 million in the nine months ended September 30, 2009 as compared to $14.4 million used in investing activities during the same period in 2008. During the nine months ended September 30, 2009, we used cash of $7.1 million to purchase software, property and equipment compared to the nine months ended September 30, 2008, where we used cash of $11.2 million to purchase software, property and equipment. The Company used $6.0 million in the fulfillment of technical enablement milestones for the Alliance during the nine months ended September 30, 2009 compared to $4.3 million used during the same period in 2008. These uses of cash were partially offset in the nine months ended September 30, 2008, by $1.2 million received from IBM for reimbursement of estimated capitalizable technical enablement milestones costs pursuant to the terms of the Alliance. During the nine months ended September 30, 2009, these uses of cash were partially offset by $1.1 million for the final cash settlement related to a 2006 sale of intellectual property.

Net cash flows used by financing activities totaled $14.3 million in the nine months ended September 30, 2009 as compared to net cash flows used of $27.7 million during the same period in 2008. In the nine months ended September 30, 2009 and 2008, we used cash of $15.0 million and $30.1 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $1.3 million and $2.7 million during the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, we received proceeds of $1.6 million and $3.7 million, respectively, including corresponding excess tax benefits, from the exercises of stock options and $1.0 million and $1.4 million, respectively, for the issuance of common stock for a purchase under our Employee Stock Purchase Plan. We used $0.6 million to pay the employees portion of the minimum payroll withholding taxes on the vested restricted share awards obtained through withholding 38,167 shares during the nine months ended September 30, 2009.
We also realized a $5.4 million increase in cash during the nine months ended September 30, 2009 compared to a $6.9 million decrease during the same period of 2008 related to foreign exchange rate variances.
We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2009, we recorded a $1.6 million benefit from the release of an unrecognized tax benefit. There have been no other material changes to the contractual obligations and commercial commitments disclosed in Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2008.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates.
The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 4, 2009, for a further discussion of revenue recognition and other significant accounting policies.
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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2009 and December 31, 2008, our intangible assets, net of accumulated amortization, were $26.3 million and $30.3 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations. Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.
As of September 30, 2009 and December 31, 2008, our goodwill was $203.6 million and $200.0 million, respectively. In accordance SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) (codified by ASC 350), we assess goodwill for impairment at least annually or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. During this assessment, which is completed annually as of October 1st, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.
Stock-Based Compensation
Under the provisions of ASC 718, (SFAS No. 123(R)), stock-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Black-Scholes option-pricing model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.
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
Accounting for Income Taxes
Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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
Recently Issued Accounting Standards
In September 2009, the Financial Accounting Standards Board (“FASB”) required that the FASB Accounting Standards Codification (the “Codification” or “ASC”) be the single source of authoritative non-governmental guidance. The Codification is a topical based reorganization of the US generally accepted accounting principles (“GAAP”) guidance that replaces the previous four-tiered GAAP hierarchy with a two-tiered hierarchy consisting of authoritative and non-authoritative guidance. This reorganization does not change current GAAP guidance, rather only changes the way it is organized. We adopted the Codification as of September 30, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”) (codified as ASC 805), which replaced SFAS 141. We adopted SFAS 141(R) as of January 1, 2009 and will assess the impact if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”) (codified as ASC 810). We adopted this revision as of January 1, 2009 and there was no impact on our condensed consolidated financial statements as our non-controlling interests were not material.
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) (codified by ASC 815). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. We adopted SFAS 161 as of January 1, 2009 and there was no impact on our condensed consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (codified by ASC 260). We adopted this standard as of January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified by ASC 820). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and (APB 28-1) (codified as ASC 825). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends guidance previously referenced as APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and did not have a material impact on our condensed consolidated financial statement disclosures.
In September 2009, the EITF issued guidance relating to Revenue Recognition for arrangements with multiple deliverables that do not fall under ASC 605-985 (SOP 97-02). This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011. We are currently assessing the impact this Statement will have on our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended September 30, 2009. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2009, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in interest rates would increase or decrease interest income by less than $0.1 million annually.
During the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we paid a fixed rate of 5.375% and 4.90% and received a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the nine months ended September 30, 2009, we elected 1-month LIBOR as the variable-rate benchmark for our revolving facility. We also amended our interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. As of September 30, 2009, the fair value liability of the interest rate swaps was approximately $6.5 million, $6.3 million and $0.2 million of which was included in other current liabilities and other noncurrent liabilities, respectively, on the condensed consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was approximately $0.1 million at September 30, 2009. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the condensed consolidated statements of operations, along with the related income tax effects.
Item 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2009.
As of December 31, 2008, the Company reported a material weakness in internal control over financial reporting related to accounting for complex software implementation services arrangements in the Asia Pacific region. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of September 30, 2009 and have concluded that the material weakness related to accounting for complex software implementation services arrangements in the Asia Pacific region was not remediated as of September 30, 2009.
Except for the material weakness in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the year ended December 31, 2008, no other material weaknesses were identified in our evaluation of internal controls as of September 30, 2009.

Changes in Internal Control over Financial Reporting
Remediation plans established and initiated by management in 2008 have been implemented. There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.
While we have implemented our remediation activities, it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting. Management testing of implemented remedial activities will be performed in conjunction with year-end procedures.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2008 and the Company’s Form 10-Q for the quarter ended June 30, 2009. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2009:

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that May
				Purchased as	Yet Be
	Total Number of			Part of Publicly	Purchased
	Shares		Average Price	Announced	Under the
Period	Purchased		Paid per Share	Program	Program
July 1 through July 31, 2009	—		$—	—	$41,545,000
August 1 through August 31, 2009	—		—	—	41,545,000
September 1 through September 30, 2009	17,868	(1)	15.51	—	41,545,000	(2)

Total	17,868		$15.51	—

(1)
Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2009, 58,475 of the RSAs vested. We withheld 17,868 of those shares to pay the employees’ portion of the payroll taxes.

(2)
In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $42 million remains available.  In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the three months ended September 30, 2009, we did not purchase any shares under our stock repurchase program.

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

ACI WORLDWIDE, INC. (Registrant)
Date: November 6, 2009	By:	/s/ Scott W. Behrens
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