Form 10-K
period 2009-12-31
ACI WORLDWIDE, INC.
filed 2010-02-26
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, $.005 par value, NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the Company’s voting common stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $13.96 was $467,151,088. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 25, 2010, there were 34,036,624 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2010, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

All of the foregoing forward-looking statements are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets, our restructuring efforts, the restatement of our financial statements, consolidation in the financial services industry, changes in the financial services industry, the accuracy of backlog estimates, the cyclical nature of our revenue and earnings, exposure to unknown tax liabilities, volatility in our stock price, risks from operating internationally, including fluctuations in currency exchange rates, increased competition, our offshore software development activities, the performance of our strategic product, BASE24-eps, the maturity of certain products, our strategy to migrate customers to our next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our products, demand for our products, failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms, delay or cancellation of customer projects or inaccurate project completion estimates, business interruptions or failure of our information technology and communication systems, our alliance with International Business Machines Corporation (“IBM”), our outsourcing agreement with IBM, the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses, compliance of our products with applicable governmental regulations and industry standards, our compliance with privacy regulations, the protection of our intellectual property in intellectual property litigation, future acquisitions and investments and litigation. The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors”.

Trademarks and Service Marks

ACI, the ACI logo, BASE24-eps, BASE24, OpeN/2, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. ACI Enterprise Banker, ACI Global Banker, ACI Retail Commerce Server, AS/X, ACI Issuer, ACI Acquirer, ACI Interchange, ACI Token Management, ACI Payments Manager, ACI Card Management System, ACI Smart Chip Manager, ACI Dispute Management System, ACI Simulation Services for Enterprise Testing or ASSET, ACI Money Transfer System, NET24, ACI Proactive Risk Manager, PRM, ACI Automated Case Management System, ACI Communication Services, ACI Enterprise Security Services, ACI Web Access Services, ACI Monitoring and Management and ACI DataWise, among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

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

On February 23, 2007, our Board of Directors approved a change in the Company’s fiscal year from a September 30 fiscal year-end to a December 31 fiscal year-end, effective as of January 1, 2008 for the year ended December 31, 2008. In accordance with applicable Securities and Exchange Commission (“SEC”) rules and regulations, we filed a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007, with the SEC on February 19, 2008. Accordingly, the consolidated financial statements included herein present our financial position as of December 31, 2009 and 2008, and the results of our operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007.

Acquisitions

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

On April 2, 2007, we acquired Stratasoft Sdn Bhd (“Stratasoft”), a provider of electronic payment solutions in Malaysia. This acquisition complements our strategy to move to a direct sales model in selected markets in Asia. The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired. During the year ended December 31, 2009, we paid an additional amount of $0.5 million to the sellers as Stratasoft achieved certain financial targets set forth in the purchase agreement for the period ended December 31, 2008.

On November 17, 2009, the Company acquired certain intellectual property, trade names, customer contracts and working capital of Euronet Essentis Limited (“Essentis”), a division of Euronet Worldwide, Inc. Essentis, based in Watford, England, is a provider of card issuing and merchant acquiring solutions around the world. The aggregate purchase price of Essentis was 3.9 million British pounds sterling (approximately $6.6 million).

Assets of Businesses Transferred Under Contractual Arrangements

On September 29, 2006, we entered into an agreement whereby certain assets and liabilities related to our MessagingDirect business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million to be paid in annual installments through 2010. The note receivable was not recorded due to uncertainty of collection. As of December 31, 2008, the remaining unpaid balance of the note receivable was $1.5 million. During the year ended December 31, 2009, we sold our right to further payments on the note receivable to a third-party for $1.0 million, which was recorded as a pretax gain. See Note 16, “Assets of Businesses Transferred Under Contractual Arrangements”, in the Notes to Consolidated Financial Statements for further detail.

Products

Our software products perform a wide range of functions designed to facilitate electronic payments. Generally, our products address three primary market segments:

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

Our products cover four different domains within the payments business:

•	Initiate — the initiation of payments through online banking systems

•	Manage — the management of a payment through its lifecycle which we split into Retail Payment Engines, Back Office Services and Wholesale Payment Engines

•	Secure — the securing of payments against fraud and money laundering

•	Operate — the infrastructure needed to operate a payments system

The sections below provide an overview of our major software products within these domains.

In September 2009, we announced the ACI Agile Payments Solution, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a common service-based delivery mechanism. While we are evolving our service offerings into the ACI Agile Payments Solution reference architecture, financial organizations can benefit from the enterprise capabilities of the existing product suite and start moving towards an agile payments environment.

Initiate Products

Within the Initiate domain, ACI has two products:

•	ACI Enterprise Banker is a comprehensive Internet-based business banking product for financial institutions including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet.

•	ACI Global Banker provides single-window access to corporate cash management, trade finance, FX services, reporting and data exchange. Global Banker supports single-window, Single Sign-On access to a bank’s corporate Internet banking platform. This enterprise-wide, multi-country, multi-language, multi-currency solution allows banks of all sizes to uniquely package products and services for different countries and segments — or even individual customers — from a single, flexible platform.

Manage — Retail Payment Engines

Generally, our retail payment engines are designed to route electronic payment transactions from transaction generators to the acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer six retail payment engine solutions, as follows:

•	BASE24-eps is an integrated electronic payments processing product marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24-eps offers a broad range of features and functions for electronic payment processing. BASE24-eps allows customers to adapt to changing network needs by supporting 12 different types of ATM and five different types of point of sale (“POS”) terminals, 48 interchange interfaces, and various authentication, authorization and reporting options and with standardized acceptance formats enabling processing of transactions from sources such as internet banking, branch or mobile systems. BASE24-eps uses an object-based architecture and languages such as C++ and Java to offer a more flexible, open architecture for the processing of a wide range of electronic payment transactions. BASE24-eps also uses a scripting language to improve overall transaction processing flexibility and improve time to market for new services, reducing the need for traditional systems modifications. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors. BASE24-eps, which operates on IBM System z, IBM System p, Hewlett-Packard Company (“HP”) NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

On the HP NonStop platform, BASE24-eps uses NET24-XPNET, an ACI developed message oriented middleware solution.

•	ACI Retail Commerce Server is an integrated suite of electronic payments products that facilitate a broad range of capabilities, specifically focused on retailers. These capabilities include debit and credit card processing, automated clearing house (“ACH”) processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform.

ACI continues to support and maintain a number of other retail payments engines which are no longer sold to new customers.

•	BASE24 is an integrated family of software products marketed to customers operating electronic payment networks in the retail banking and retail industries. A substantial portion of ACI’s revenues are derived from licensing the BASE24 family of products and providing related services and maintenance as it has been the core of the ACI business since the Company’s inception.

The BASE24 product line operates exclusively on HP NonStop servers. The HP NonStop parallel-processing environment offers fault-tolerance, linear expandability and distributed processing capabilities. The combination of features offered by BASE24 and the HP NonStop technology are important characteristics in high volume, 24-hour per day electronic payment systems.

BASE24 makes use of NET24-XPNET, an ACI developed message oriented middleware solution.

BASE24-eps was developed specifically to take the BASE24 functionality to a new more flexible architecture, responding to customers’ ideas, as well as allow the functionality to be delivered on a range of hardware platforms.

•	ON/2 is an integrated electronic payments processing system, exclusively designed for the Stratus VOS operating environment. It authenticates, authorizes, routes and switches transactions generated at ATMs and merchant POS sites.

•	OpeN/2 is an integrated electronic payments processing system, designed for open-systems environments such as Microsoft Windows, UNIX and Linux. It offers a wide range of electronic payments processing capabilities for financial institutions, retailers and electronic payment processors.

•	AS/X a product acquired in the eps AG acquisition, is an integrated electronic payments processing system designed for open-systems environments such as UNIX. It supports a wide range of electronic payments processing capabilities for financial institutions and electronic payment processors in Germany and Switzerland.

During the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007, approximately 46%, 47%, 51%, and 49%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

Manage — Back Office Services

ACI Back Office Services are card issuing and merchant management solutions which have been successfully used by the payments industry for many years. These products run on IBM System z, various Unix and Microsoft Windows servers. The products within back office services are:

•	ACI Issuer, acquired in the Essentis acquisition, is a modern card and account management system. It has been developed to support national, international, and global financial institutions. The system has full multi-currency, multi-product, multi-institution and multi-language capabilities. It manages card portfolios in different countries and for different issuers on a single platform and has been built to fully comply with EMV standards.

•	ACI Acquirer, acquired in the Essentis acquisition, supports the full life cycle of merchant portfolio management, including merchant boarding, transaction acquisition, interchange fee qualification, settlement and statement generation. The system is enabled with the flexibility acquirers require for complex merchant portfolios.

•	ACI Interchange, acquired in the Essentis acquisition, is the central monetary transaction manager, processing all incoming customer transactions and maintaining a central transactions database. ACI Interchange also manages the clearing and settlement communication with the major international payment schemes, ensuring compliance with Visa, MasterCard, American Express and JCB. The module can easily be adapted to manage clearing and settlement with additional networks such as domestic payment schemes.

•	ACI Token Management consists of the ANDiS suite of products from ACI’s partner Bell ID. The ANDiS Smart Card & Application Management System provides for central life-cycle management of smart cards and other tokens as well as the management of the applications activated within the scheme. The ANDiS Key

Management System facilitates the implementation of security concepts based on the generation, storage, recovery, import and distribution of cryptographic keys. The keys are used for encryption and decryption of data and for verification and authorization of trusted parties using digital certificates.

•	ACI Payments Manager is an integrated, modular software solution that automates the processing, settlement and reconciliation of electronic transactions, as well as provides plastic card issuance and account management. This product is now primarily marketed in North America.

ACI continues to support and maintain several other back office services products which are no longer sold to new customers.

•	ACI Card Management System is a complete plastic card system for issuing cards, maintaining account information, tracking card usage and providing customer service.

•	ACI Smart Chip Manager supports the deployment of stored-value and other chip card applications used at smart card-enabled devices.

•	ACI Dispute Management System provides issuers the ability to work retail discrepancies caused by processing errors, disputes, charge backs and fraud.

Manage — Wholesale Payment Engine

Our wholesale payments solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Our wholesale payments solutions include high value payments processing, bulk payments processing, global messaging and Continuous Link Settlement processing, and are collectively referred to as the ACI Money Transfer System. The high value payments processing products, which produce the majority of revenues within the MTS solution set, are used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The ACI Money Transfer System product operates on IBM System p servers using the AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

Secure Products

•	ACI Proactive Risk Manager (“PRM”). PRM is a neural network-based fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. PRM operates on IBM System z, HP NonStop, Sun Solaris and Microsoft Windows servers. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

•	ACI Automated Case Management System. The ACI Automated Case Management System offers customers the flexibility to automate activities and processes across the complete lifecycle of a case. Cases are created when fraud officers checking an alert within ACI Proactive Risk Manager identify fraud. The solution is a basic framework that defines processes for researching and resolving cases, including investigation resources, timeframes, escalation paths and alerts. The Automated Case Management System also acts as a central repository for case histories and resource activities to provide organizations with centralized auditing capabilities.

•	ACI Automated Case Management System for Anti-Money Laundering. The ACI Automated Case Management System for Anti-Money Laundering reduces the need for internal resources to spend needless time on compliance requirements. The Automated Case Management System allows customers to automate the escalation and notification processing of potential non-compliance exposure. Since all activities and tasks are managed under the system from a process standpoint, it also provides the centralized auditing and reporting needs required for regulatory proof of compliance.

Operate Products

The Operate products provide specific technology extensions to augment the business services provided in the Initiate, Manage and Secure solutions.

•	ACI Communication Services (formerly known as ICE) is a set of products that enable applications to support legacy protocols, such as SNA and X.25, running over TCP/IP networks. It also supports hybrid networking environments such as IBM’s HPR/IP. This set of products run on HP NonStop, IBM System z and Unix platforms.

•	ACI Communication Services — Network Express provides network communications and middleware capabilities to support legacy systems integration and connectivity.

•	ACI Enterprise Security Services (formerly known as SafeTGate) is a suite of security solutions that secure access to systems and resources. All of these products run on the HP NonStop platform and were designed to take advantage of HP NonStop fundamentals.

•	ACI Web Access Services (formerly known as Webgate) allows HP NonStop users to securely expose existing applications to peer systems as well as PC clients and web browsers. Web Access Services supports new GUI client development, standard 6530 and 3270E terminal emulation or automated data stream transformation to give users a range of options for integrating NonStop services across the enterprise.

•	ACI Monitoring and Management (formerly known as ENGUARD) is a proactive monitoring, alarm and dispatching software tool.

•	ACI DataWise is a transactional data management solution that allows high volumes of transactional data to be moved between Stratus® VOS systems, across different platforms and between heterogeneous databases.

•	ACI Simulation Services for Enterprise Testing (ASSET) is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing.

Partnerships and Industry Participation

We have two major types of third party partners: alliances, where we work closely with industry leaders who drive key industry trends and mandates, and product partners, where we market or embed the products of other software companies.

We have strategic alliances with HP, IBM and Oracle whose hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like performance testing.

In addition, we have a range of alliances that help us add value to our solutions, stay abreast of current market conditions and industry developments such as standards. Alliance organizations include Diebold, NCR, Wincor-Nixdorf, VISA, MasterCard and S.W.I.F.T. In addition ACI has membership in, and participates in the relevant committees, of a number standard setting bodies, such as the International Organization for Standardization (“ISO”), Interactive Financial eXchange Forum (“IFX”), UK Cards Association and the PCI Security Standards Council.

Product partner relationships extend our product portfolio, improve our ability to get our solutions to market and enhance our ability to deliver market-leading solutions. We share revenues with these product partners based on relative responsibilities for the customer account. The agreements with product partners generally grant us the right to embed their technology within our applications, distribute, or represent their products on a worldwide basis and have a term of several years. The following is a list of currently active product partners:

•	Oracle (for its GoldenGate product)

•	Ascert

•	ACE Software Solutions

•	Bell ID

•	FairCom Corporation

•	Paragon Application Systems

•	Financial Software and Services

•	IBM

•	CB.Net

•	RDM Corporation

•	Intuit

•	Vasco Data Security

•	Metatomix

•	Accuity

•	RSA, The Security Division of EMC Corporation

•	iPay Technologies

•	Parsam Technologies

Services

We offer our customers a wide range of professional services, including analysis, design, development, implementation, integration and training. We have service professionals within each of our three geographic regions who generally perform the majority of the work associated with installing and integrating our software products, rather than relying on third-party systems integrators. We offer the following types of services for our customers:

•	Implementation Services. We utilize a standard methodology to deliver customer project implementations across all products lines. Within the process, we provide customers with a variety of services, including on-site solution scoping reviews, project planning, training, site preparation, installation, product configuration, product customization, testing and go-live support, and project management throughout the project life cycle. Implementation services are offered for a fee that varies based on the level and quantity of included services.

•	Technical Services. The majority of our technical services are provided to customers who have licensed one or more of our software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced on a weekly basis according to the level of technical expertise required and the duration of the project.

•	Facilities Management. We offer facilities management services whereby we operate a customer’s electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

•	ACI On Demand. We offer a service whereby we host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management and online banking products. Each customer gets a unique image of the system that can be tailored to meet their needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

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

•	General Maintenance. After software installation and project completion, we provide maintenance services to customers for a monthly fee. Maintenance services include:

•	24-hour hotline for problem resolution

•	Customer account management support

•	Vendor-required mandates and updates

•	Product documentation

•	Hardware operating system compatibility

•	User group membership

•	Enhanced Support Program. Under the extended service option, referred to as the Enhanced Support Program, each customer is assigned an experienced technician to work with its system. The technician typically performs functions such as:

•	Install and test software fixes

•	Retrofit custom software modifications (“CSMs”) into new software releases

•	Answer questions and resolve problems related to CSM code

•	Maintain a detailed CSM history

•	Monitor customer problems on HELP24 hotline database on a priority basis

•	Supply on-site support, available upon demand

•	Perform an annual system review

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

Our competitors vary by product line, geography and market segment. Generally, our most significant competition comes from in-house information technology departments of existing and potential customers, as well as third-party electronic payments processors (some of whom are our customers). Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. Key competitors by product domain include the following:

Initiate Domain

Principal competitors for the Initiate product set are S1 Corporation, Fundtech Ltd, Fiserv, Inc., Intuit Corporation, and Clear2Pay.

Manage Domain

The third-party software competitors for the products in the retail banking aspect of the manage domain are S1 Corporation, OpenWay, Tieto Enator, TSYS and CSC as well as small, regionally-focused companies such as Aleric Technology Inc., Distra Pty. Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as First Data Corporation, Fidelity National Information Services, Inc., Total System Services (TSYS), Atos Origin S.A., Euronet Worldwide, Inc., Visa and MasterCard, as well as regional or country-specific processors.

In the wholesale banking side of the manage domain, the principal competitors are Fundtech, Tieto, Clear2Pay, Dovetail, Bottomline Technologies and a number of core banking processors.

Secure Domain

Principal competitors for the products in the secure domain are Fair Isaac Corporation, Norkom Technologies, Actimize, Inc., SAS Institute, Inc., Fiserv, Inc., and Fortent Inc., as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Operate Domain

The principal competitor for the operate domain products are HP, IBM and Oracle, as well as dozens of small, niche-focused competitors.

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

In developing new products, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with interchange vendors, such as MasterCard and VISA, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as HP, IBM, Microsoft Corporation, Sun Microsystems, Inc. and Stratus Technologies, Inc. to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

Our total research and development expenses during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007 were $77.5 million, $75.9 million, $22.9 million, and $79.0 million, or 19.1%, 18.2%, 22.7%, and 21.6%, of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2009, our customers include more than 100 of the 500 largest banks in the world, as measured by asset size, 7 of the top 12 retailers in the United States, as measured by revenue, and nearly 100 retailers worldwide. As of

December 31, 2009, we had 749 customers in 88 countries on six continents. Of this total, 383 are in the Americas reportable segment, 235 are in the EMEA reportable segment and 131 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2009 and 2008, the three-month period ended December 31, 2007, or the year ended September 30, 2007.

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

Key international distributors and sales agents for us during the year ended December 31, 2009 included:

•	PTESA (Columbia)

•	PTESAVEN (Venezuela)

•	North Data (Uruguay)

•	Hewlett Packard Peru (Peru)

•	P.T. Abhimata Persada (Indonesia)

•	Financial Software and Systems (India)

•	Korea Computer & Systems (Korea)

•	DataOne Asia Co (Thailand)

•	Optimisa (Chile)

•	Simba Technology (Kenya)

•	Systems Builder (Saudi Arabia)

•	Syscom Computer Engineering (Taiwan)

•	Syscom Computer (Shenzhen) (China)

We distribute the products of other vendors as complements to our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales office in Omaha, we also have sales offices located outside the United States in Athens, Bahrain, Beijing, Buenos Aires, Dubai Internet City, Gouda, Kuala Lumpur, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Milan, Moscow, Mumbai, Naples, Paris, Riyadh, Sao Paulo, Seoul, Shanghai, Singapore, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

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

Segment Information and Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 12, “Segment Information”, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2009, we had a total of approximately 2,114 employees of whom 1,121 were in the Americas reportable segment, 610 were in the EMEA reportable segment and 383 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of February 26, 2010, our executive officers, their ages and their positions were as follows.

Name	Age	Position

Philip G. Heasley	60	President, Chief Executive Officer and Director
Scott W. Behrens	38	Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer
J. Ronald Totaro	46	Senior Vice President and Chief Operating Officer
Craig A. Maki	43	Senior Vice President, Treasurer and Chief Corporate Development Officer
Dennis P. Byrnes	46	Senior Vice President, General Counsel and Secretary
David N. Morem	52	Senior Vice President, Global Business Operations
Charles H. Linberg	52	Vice President, Chief Technology Officer

Mr. Heasley has been a director and our President and Chief Executive Officer since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley is also a director of Tier Technologies, Inc. (NASDAQ: TIER), a provider of electronic payment biller-direct solutions, and Lender Processing Services, Inc. (NYSE: LPS), a provider of mortgage processing services, settlement services, mortgage performance analytics and default solutions. Mr. Heasley also serves on the National Infrastructure Advisory Board.

Mr. Behrens serves as Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer. Mr. Behrens joined ACI in June 2007 as the Company’s Controller and Chief Accounting Officer. Mr. Behrens was appointed Chief Financial Officer in December 2008. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science (Honors) from the University of Nebraska — Lincoln.

Mr. Totaro joined the Company in March 2008 and serves as Senior Vice President and Chief Operating Officer. Mr. Totaro is responsible for strategic planning, sales operations and global products. Prior to joining ACI, he was Vice President and General Manager of global credit scoring solutions at Fair Isaac Corporation. Mr. Totaro was Vice President of Interactive Marketing and Media at AOL Time Warner from 2000 to 2002 and previously held management positions at Andersen Consulting LLP, GE Capital Corporation and American Express TRS Company. Mr. Totaro holds an undergraduate degree from the State University of New York and a Master of Business Administration from the Ross School of Business at the University of Michigan.

Mr. Maki serves as Senior Vice President, Treasurer and Chief Corporate Development Officer. Mr. Maki joined the Company in June 2006. Mr. Maki was appointed Treasurer in January 2008. Prior to joining the Company, Mr. Maki served as Senior Vice President for Stephens, Inc. from 1999 through 2006. From 1994 to 1999, Mr. Maki was a Director in the Corporate Finance group at Arthur Andersen and from 1991 to 1994, he was a Senior Consultant at Andersen Consulting. Mr. Maki graduated from the University of Wyoming and received his Master of Business Administration from the University of Denver.

Mr. Byrnes serves as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. Byrnes joined the Company in June 2003. Prior to that Mr. Byrnes served as an attorney in Bank One Corporation’s technology group from 2002. From 1996 to 2002 Mr. Byrnes was an executive officer at Sterling Commerce, Inc., an electronic commerce software and services company, serving as that company’s general counsel from 2000. From 1991 to 1996 Mr. Byrnes was an attorney with Baker Hostetler, a national law firm with over 600 attorneys. Mr. Byrnes holds a JD (cum laude) from The Ohio State University College of Law, a Master of Business Administration from Xavier University and a Bachelor of Science in engineering (magna cum laude) from Case Western Reserve University.

Mr. Morem joined the Company in June 2005 and serves as Senior Vice President, Global Business Operations. Prior to his appointment as Senior Vice President, Global Business Operations in January 2008, Mr. Morem served as Chief Administrative Officer of the Company. Prior to joining ACI, Mr. Morem held executive positions at GE Home Loans, Bank One Card Services and U.S. Bank. Mr. Morem brings more than 25 years of experience in process management, finance, credit operations, credit policy and change management. Mr. Morem holds a B.A. degree from the University of Minnesota and a Master of Business Administration from the University of St. Thomas.

Mr. Linberg serves as Vice President and Chief Technology Officer. In this capacity he is responsible for the architectural direction of ACI products including the formation of platform, middleware and integration strategies. A graduate of the University of Delaware, Mr. Linberg joined ACI in 1988 and has served in various technical management roles including Vice President of Payment Systems, Vice President of Architecture and Technology, Vice President of BASE24 Development and Vice President of Network Systems. Prior to joining ACI, Mr. Linberg was Vice President of Research and Development at XRT, Inc., where he led the development of XRT’s proprietary fault-tolerant LAN/WAN communications middleware, relational database and 4GL products.

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

The global financial crisis, declining real estate and retail markets, changes in bank credit quality in the United States or abroad, extreme capital and credit market volatility, higher unemployment and declining business and consumer confidence have precipitated a global recession. The global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries. The current economic conditions could result in a decrease in consumers’ use of banking services and financial service providers and the implementation by banks and related financial service providers of cost reduction measures which could result in significant decreases in the demand for our products and services and adversely affect our operating results.

Moreover, to the degree that the financial crisis and the volatility in the credit markets makes it more difficult for our customers to maintain sufficient liquidity to meet their operating needs or obtain financing, customers may be unable to timely meet their payment obligations to us and we may experience greater difficulties in accounts receivable collection, increases in bad debt write-offs and additions to reserves in our receivables portfolio which could have a material adverse impact on our cash flows, operating results and financial condition.

Our current credit facility contains restrictions and other financial covenants that limit our flexibility in operating our business.

Our credit facility contains customary affirmative and negative covenants for credit facilities of this type that limit our ability to engage in specified types of transactions. These covenants limit our ability, and the ability of our subsidiaries, to, among other things: pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; incur additional indebtedness or issue certain preferred shares; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates. Our credit facility also requires us to meet certain quarterly financial tests, including a maximum leverage ratio and a minimum interest coverage ratio. Our credit facility includes customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders will be entitled to take various actions, including, but not limited to, demanding payment for all amounts outstanding. If adverse global economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to reduced demand for our products and services and as a result, we could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facility, resulting in an event of default. If we are unable to cure the default or obtain a waiver, we will not be able to access our credit facility and we cannot assure you that we would be able to obtain alternative financing.

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

Prior to filing the 2008 Annual Report, we determined that we needed to restate our consolidated financial statements for the quarter ended March 31, 2008 to make adjustments related to the recognition of $1.9 million of revenue during that quarter for a software project in the Asia/Pacific reportable operating segment which should have been deferred until further project milestones were achieved. As a result, we also amended our quarterly reports on Form 10-Q/A for the periods ended June 30, 2008 and September 30, 2008 to report year-to-date data reflecting the adjustments made in the restated consolidated financial statements for the quarter ended March 31, 2008.

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

Our revenue and earnings are highly cyclical and our quarterly results fluctuate significantly.

Our revenue and earnings are highly cyclical causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the third and fourth fiscal quarters ending September 30 and December 31 primarily due to the sales and budgetary cycles of our customers. We experience lower revenues, and possible operating losses, in the first and second quarters ending March 31 and June 30. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; and the timing of customer renewals (any of which may impact the pattern of revenue recognition).

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

There are a number of risks associated with our international operations, including, exposure to fluctuations in currency exchange rates, that could have a material impact on our operations and financial condition.

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

Other potential risks include difficulties associated with staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, reduced protection of intellectual property rights, variability of foreign economic conditions, governmental currency controls, difficulties in enforcing our contracts in foreign jurisdictions, and general economic and political conditions in the countries where we sell our products and services. Some of our products may contain encrypted technology, the export of which is regulated by the United States government. Changes in United States and other applicable export laws and regulations restricting the export of software or encryption technology could result in delays or reductions in our shipments of products internationally.

The software market is a rapidly changing and highly competitive industry, and we may not be able to compete effectively.

The software market is characterized by rapid change, evolving technologies and industry standards and intense competition. There is no assurance that we will be able to maintain our current market share or customer base. We face intense competition in our business and we expect competition to remain intense in the future. We have many competitors that are significantly larger than us and have significantly greater financial, technical and marketing resources, have well-established relationships with our current or potential customers, advertise aggressively or beat us to the market with new products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. Increased competition in our markets could lead to price reductions, reduced profits, or loss of market share. The current global economic conditions could also result in increased price competition for our products and services.

To compete successfully, we need to maintain a successful research and development effort. If we fail to enhance our current products and develop new products in response to changes in technology and industry standards, bring product enhancements or new product developments to market quickly enough, or accurately predict future changes in our customers’ needs and our competitors develop new technologies or products, our products could become less competitive or obsolete.

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

Failure to obtain renewals of customer contracts or obtain such renewals on favorable terms could adversely affect our results of operations and financial condition.

Failure to achieve favorable renewals of customer contracts could negatively impact our business. Our contracts with our customers generally run for a period of five years. At the end of the contract term, customers have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. Failure to achieve high renewal rates on commercially favorable terms could adversely affect our results of operations and financial condition.

The delay or cancellation of a customer project, or inaccurate project completion estimates, may adversely affect our operating results and financial performance.

Any unanticipated delays in a customer project, changes in customer requirements or priorities during the project implementation period, or a customer’s decision to cancel a project, may adversely impact our operating results and financial performance. In addition, during the project implementation period, we perform ongoing estimates of the progress being made on complex and difficult projects and documenting this progress is subject to potential inaccuracies. Changes in project completion estimates are heavily dependent on the accuracy of our initial project completion estimates and our ability to evaluate project profits and losses. Any inaccuracies or changes in estimates resulting from changes in customer requirements, delays or inaccurate initial project completion estimates may result in increased project costs and adversely impact our operating results and financial performance.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely effect our reputation, business and financial condition.

Our ability to provide reliable service in a number of our businesses depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and those of our external service providers. As we continue to grow our On Demand business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption from fire, natural disasters, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures and we have installed back-up systems and procedures to prevent or reduce disruption, such steps may not be sufficient to prevent an interruption of services and our disaster recovery planning may not account for all eventualities. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

An operational failure or outage in any of these systems, or damage to or destruction of these systems, which causes disruptions in our services, could result in loss of customers, damage to customer relationships, reduced revenues and profits, refunds of customer charges and damage to our brand and reputation and may require us to incur substantial additional expense to repair or replace damaged equipment and recover data loss caused by the interruption. Any one or more of the foregoing occurrences could have a material adverse effect on our reputation, business, financial condition and results of operations.

If we are unable to successfully perform under the terms of our alliance with IBM or our customers are not receptive to the alliance, our business, financial condition and/or results of operations may be adversely affected.

In December 2007, we entered into a Master Alliance Agreement and certain other related agreements with IBM to create a strategic alliance between us and IBM (the “Alliance”). Pursuant to the Alliance Agreement, we agreed to enable our payment application software products on certain of IBM’s hardware platforms, including the IBM System z Platform and we agreed to enter into collective sales and marketing efforts with IBM to offer a combination of ACI and IBM solutions. We cannot be certain that we will be able to successfully enable our products on IBM’s hardware platforms or that our customers and potential customers will be receptive to this Alliance or our new sales and marketing strategy. If we are unable to enable our software products on the IBM hardware platforms or the market does not react positively to the Alliance, our business, financial condition and/or results of operations could be materially adversely affected.

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

In addition, as a part of the outsourcing agreement, many functions have been transitioned to IBM and many new personnel are assuming responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on us and our financial condition. Additionally, new information technology systems and process changes are also being put into place increasing the risk of operational delays, potential errors and control failures which may have an adverse impact on us and our financial condition.

Our software products may contain undetected errors or other defects, which could damage our reputation with customers, decrease profitability, and expose us to liability.

Our software products are complex. Software typically contains bugs or errors that can unexpectedly interfere with the operation of the software products. Our software products may contain undetected errors or flaws when first introduced or as new versions are released. These undetected errors may result in loss of, or delay in, market acceptance of our products and a corresponding loss of sales or revenues. Customers depend upon our products for mission-critical applications, and these errors may hurt our reputation with customers. In addition, software product errors or failures could subject us to product liability, as well as performance and warranty claims, which could materially adversely affect our business, financial condition and/or results of operations.

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

If our products and services fail to comply with government regulations and industry standards to which our customers are subject, it could result in a loss of customers and decreased revenue.

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

We may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies. During the fiscal year 2009, we acquired certain assets from Essentis. During fiscal 2007, we acquired Visual Web and Stratasoft. Any acquisition or investment, including the acquisitions of the Essentis assets, Visual Web and Stratasoft, is subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines.

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

Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions could have a material adverse effect on our business, financial condition and/or results of operations. Correspondingly, our expectations related to the benefits related to the Essentis, Visual Web and Stratasoft acquisitions, prior acquisitions or any other future acquisition or investment could be inaccurate.

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

No matters were submitted to vote of stockholders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	High	Low	High	Low

Fourth quarter	$17.97	$14.39	$17.94	$8.86
Third quarter	$15.98	$13.20	$22.49	$14.16
Second quarter	$20.32	$13.28	$23.19	$16.10
First quarter	$19.14	$15.90	$21.39	$12.32

As of February 25, 2010, there were 234 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the three-month period ended December 31, 2009.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $42 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the year ended December 31, 2009, we purchased 1,032,660 shares of common stock under this repurchase plan for $15 million. All shares were purchased in open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. This data should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes included elsewhere in this Annual Report. The financial information below is not necessarily indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A in the section entitled “Risk Factors.”

			Three Months
	Years Ended		Ended
	December 31,		December 31,	Years Ended September 30,
	2009	2008	2007	2007	2006	2005
	(In thousands, except per share data)

Income Statement Data:
Total revenues	$405,755	$417,653	$101,282	$366,218	$347,902	$313,237
Net income (loss)(1)	$19,626	$10,582	$(2,016)	$(9,131)	$55,365	$43,099
Earnings (loss) per share:
Basic	$0.57	$0.31	$(0.06)	$(0.25)	$1.48	$1.14
Diluted	$0.57	$0.30	$(0.06)	$(0.25)	$1.45	$1.12
Shares used in computing earnings (loss) per share:
Basic	34,368	34,498	35,700	36,933	37,369	37,682
Diluted	34,554	34,795	35,700	36,933	38,237	38,507

	As of December 31,			As of September 30,
	2009	2008	2007	2007	2006	2005

Balance Sheet Data:
Working capital(2)	$78,662	$80,280	$39,585	$17,358	$67,932	$120,594
Total assets(2)	590,043	552,842	570,458	506,741	539,365	363,700
Current portion of debt	—	—	—	—	—	2,165
Debt (long-term portion)(2)(3)	77,408	76,014	75,911	76,546	78,093	905
Stockholders’ equity(1)	236,063	213,841	241,039	225,012	267,212	217,438

(1)	We adopted FAS 123(R)(codified as ASC 718) using the modified prospective transition method on October 1, 2005.

(2)	On September 29, 2006, we acquired P&H Solutions, Inc. (“P&H”). The aggregate purchase price for P&H was approximately $134 million, of which $73 million was financed by long-term debt.

(3)	Debt (long-term portion) also includes long-term capital lease obligations of $1.5 million, $1.0 million, $0.9 million, $1.5 million, $3.1 million, and $0.8 million as of December 31, 2009, 2008 and 2007, and

September 30, 2007, 2006, and 2005, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets.

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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary manages certain of our intellectual property rights. Since 2006 we have been growing low-cost centers of expertise in Timisoara in Romania and Bangalore in India. During 2009, we continued our efforts to try and take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.

On February 23, 2007, our board of directors approved a change in the Company’s fiscal year from a September 30 fiscal year-end to a December 31 fiscal year-end, effective as of January 1, 2008 for the fiscal year ended December 31, 2008. In accordance with applicable SEC Rules, we filed a Transition Report on Form 10-Q for the transition period from October 1, 2007 to December 31, 2007, with the SEC on February 19, 2008. Accordingly, the consolidated financial statements included herein present our financial position as of December 31, 2009 and 2008, and the results of our operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2009 and 2008, the three-month period ended December 31, 2007, and the year ended September 30, 2007.

Key trends that currently impact our strategies and operations include:

•	Global Financial Markets Uncertainty. The continuing uncertainty in the global financial markets has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our customers, their purchasing plans, or even their solvency, but we cannot predict whether or to what extent this will occur. We have diversified counterparties and customers, but we continue to monitor our counterparty and customer risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate. Market analysts, such as Boston Consulting Group, indicate that banks now recognize the importance of payments to their business, so providing services for that aspect of the business is of less risk than for other aspects of their business.

•	Availability of Credit. There have been significant disruptions in the capital and credit markets during the past two years and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected. These disruptions are likely to have some impact on all institutions in

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

•	Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. A Boston Consulting Group 2009 report predicts that payments globally will grow at 8% per annum between 2008 and 2016, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•	Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

•	Adoption of open systems technology. In an effort to leverage lower-cost computing technologies and current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies. Our continued investment in open systems technologies is, in part, designed to address this demand.

•	Electronic payments fraud and compliance. As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

•	Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices) allowing the deployment of other technologies like contactless. We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

•	Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations.

•	Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size and market impact as a result of the global economic crisis and the financial crisis affecting the banking and financial industries. There are several

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

•	Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our Agile Payments Solution strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. Also during the year ended September 30, 2007, we entered into two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the year ended December 31, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility and changed its interest rate to 5.195%. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.

We continue to seek ways to grow, through organic sources, partnerships, alliances, and acquisitions. We continually look for potential acquisitions designed to improve our solutions’ breadth or provide access to new markets. As part of our acquisition strategy, we seek acquisition candidates that are strategic, capable of being integrated into our operating environment, and financially accretive to our financial performance.

International Business Machines Corporation Alliance

On December 16, 2007, we entered into the Alliance with IBM relating to joint marketing and optimization of our electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No. 1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, we granted warrants to IBM to purchase up to 1,427,035 shares of our common stock at a price of $27.50 per share and up to 1,427,035 shares of our common stock at a price of $33.00 per share. The warrants are exercisable for five years.

The stated initial term of the Alliance is five years, subject to extension for successive two-year terms if not previously terminated by either party and subject to earlier termination for cause.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1. This payment, less the cost of technical enablements, has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2009. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2009, $20.7 million is refundable subject to achievement of future milestones. No additional payments were received in 2009 relating to Amendment No. 1 of this agreement.

International Business Machines Corporation Outsourcing Agreement

On March 17, 2008, we entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource our internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM provides us with global IT infrastructure services including the following services, which were previously provided by our employees: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). We retain responsibility for our security policy management and on-demand business operations.

The initial term of the Outsourcing Agreement is seven years, which commenced on March 17, 2008. We have the right to extend the Outsourcing Agreement for one additional one-year term unless otherwise terminated in accordance with the terms of the Outsourcing Agreement. Under the Outsourcing Agreement, we retain the right to terminate the agreement both for cause and for convenience. However, upon any termination of the Outsourcing Agreement by us for any reason (other than for material breach by IBM), we will be required to pay a termination charge to IBM, which charge may be material.

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

Additionally, to assure that the charges under the Outsourcing Agreement do not become significantly higher than the market rate for such services, we have the right to periodically perform benchmark studies to determine whether IBM’s price and performance are consistent with the then current market. We have the right to conduct such benchmark studies, at our cost, beginning in the second year of the Outsourcing Agreement.

Restructuring Plan

During the year ended December 31, 2009, we reduced our headcount by 120 employees as a part of our plan to reduce operating expenses. In connection with these actions, during the year ended December 31, 2009, approximately $2.9 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statement of operations. The charges, by reportable segment, were as follows for the year ended December 31, 2009: $1.5 million in the Americas segment, $1.1 million in the EMEA reportable segment, and $0.3 million in the Asia/Pacific reportable segment. Approximately $2.6 million of these termination costs were paid during the year ended December 31, 2009. The remaining liability is expected to be paid over the next 12 months.

ACQUISITIONS

On February 7, 2007, we acquired Visual Web Solutions, Inc. Visual Web marketed trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. Visual Web had a sales and customer support office in Singapore, and a product development facility in Bangalore, India. The aggregate purchase price of Visual Web, including direct costs of the acquisition, was $8.3 million, net of $1.1 million of cash acquired.

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

On November 17, 2009, the Company acquired certain intellectual property, trade names, customer contracts and working capital of Euronet Essentis Limited (“Essentis”), a division of Euronet Worldwide, Inc. Essentis, based in Watford, England, is a provider of card issuing and merchant acquiring solutions around the world. The aggregate purchase price of Essentis was 3.9 million British pounds sterling (approximately $6.6 million).

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

Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

•	License and facilities management arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.

•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

•	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

•	Anticipated increases in transaction volumes in customer systems.

•	Optional annual uplifts or inflationary increases in recurring fees.

•	Services engagements, other than facilities management, are not assumed to renew over the 60-month backlog period.

•	The potential impact of merger activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes. Based on our annual review of customer renewal experience completed during the three months ended December 31, 2009, backlog results for all reported periods have been updated to reflect our most current customer renewal experience.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2009, September 30, 2009, June 30, 2009, March 31, 2009, and December 31, 2008 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008

Americas	$850	$829	$819	$793	$773
EMEA	510	505	505	466	480
Asia/Pacific	157	156	155	153	157

Total	$1,517	$1,490	$1,479	$1,412	$1,410

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience. The estimated Committed Backlog and Renewal 60-month Backlog estimates as of December 31, 2009 are $764 million and $753 million, respectively.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2009 and 2008 (in millions). Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2009			December 31, 2008
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$149	$40	$189	$133	$40	$173
EMEA	89	37	126	73	37	110
Asia/Pacific	29	11	40	28	14	42

Total	$267	$88	$355	$234	$91	$325

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

RESULTS OF OPERATIONS

During 2009, we refined the definition of our cost of software licenses fees in order to better conform to industry practice. Our definition of cost of software license fees has been revised to include third-party software royalties as well as the amortization of purchased and developed software for resale. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, we reclassified $2.7 million, $0.2 million, and $1.6 million to the cost of maintenance and services from the cost of software license fees in the accompanying consolidated statements of operations for the year ended December 31, 2008, three months ended December 31, 2007, and year ended September 30, 2007. We reclassified $30.5 million, $6.6 million, and $20.6 million to research and development from cost of software license fees in the accompanying consolidated statements of operations for the year ended December 31, 2008, three months ended December 31, 2007, and year ended September 30, 2007. Additionally, $5.0 million of third-party royalties have been reclassified from cost of maintenance and services to cost of software license fees for the year ended December 31, 2008 to conform to the current period presentation.

Also for the year ended December 31, 2009, we reported depreciation and amortization expense (excluding amortization of purchased and developed software for resale) as a separate line item in the consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the consolidated statements of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, we reclassified $4.4 million from cost of software licenses fees, $5.4 million from cost of maintenance and services, $0.5 million from research and development, $0.8 million from selling and marketing, and $5.5 million from general and administrative for the year ended December 31, 2008. We reclassified $0.9 million from cost of software licenses fees, $1.4 million from cost of maintenance and services, $0.1 million from research and development, $0.1 million from selling and marketing, and $1.4 million from general and administrative for the three months ended December 31, 2007. We reclassified $2.6 million from cost of software licenses fees, $3.9 million from cost of maintenance and services, $0.4 million from research and development, $0.3 million from selling and marketing, and $4.5 million from general and administrative for the year ended September 30, 2007.

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

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

					Year Ended
	Years Ended December 31,				September 30,
	2009		2008		2007
		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$83,321	20.5%	$94,999	22.7%	$87,341	23.8%
Monthly license fees (MLFs)	73,148	18.0%	74,211	17.8%	62,144	17.0%

Software license fees	156,469	38.6%	169,210	40.5%	149,485	40.8%
Maintenance fees	136,737	33.7%	130,015	31.1%	121,233	33.1%
Services	112,549	27.7%	118,428	28.4%	95,500	26.1%

Total revenues	405,755	100.0%	417,653	100.0%	366,218	100.0%

Expenses:
Cost of software license fees	14,754	3.6%	12,846	3.1%	9,145	2.5%
Cost of maintenance and services	112,893	27.8%	117,087	28.0%	95,691	26.1%
Research and development	77,506	19.1%	75,850	18.2%	78,950	21.6%
Selling and marketing	61,799	15.2%	73,236	17.5%	69,957	19.1%
General and administrative	79,244	19.5%	100,272	24.0%	94,762	25.9%
Depreciation and amortization	17,989	4.4%	16,649	4.0%	15,294	4.2%

Total expenses	364,185	89.8%	395,940	94.8%	363,799	99.3%

Operating income	41,570	10.2%	21,713	5.2%	2,419	0.7%
Other income (expense):
Interest income	1,042	0.3%	2,609	0.6%	4,082	1.1%
Interest expense	(2,856)	(0.7)%	(5,013)	(1.2)%	(6,644)	(1.8)%
Other, net	(6,648)	(1.6)%	8,247	2.0%	(3,740)	(1.0)%

Total other income (expense)	(8,462)	(2.1)%	5,843	1.4%	(6,302)	(1.7)%

Income (loss) before income taxes	33,108	8.2%	27,556	6.6%	(3,883)	(1.1)%
Income tax expense	13,482	3.3%	16,974	4.1%	5,248	1.4%

Net income (loss)	$19,626	4.8%	$10,582	2.5%	$(9,131)	(2.5)%

2009 Compared to 2008

The following discussion of the results of operations compares the year ended December 31, 2009 to the year ended December 31, 2008.

Revenues

Total revenues for the year ended December 31, 2009 decreased $11.9 million, or 2.8%, as compared to the same period in 2008. The decrease is the result of a $12.7 million, or 7.5%, decrease in software license fee revenue and a $5.9 million, or 5.0%, decrease in services revenues, partially offset by a $6.7 million, or 5.2%, increase in maintenance fee revenue. Included in the years ended December 31, 2009 and 2008 was approximately $7.3 million and $7.1 million, respectively, of revenue related to acquired businesses.

The decline in total revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to a $32.0 million decrease, or 18.9%, in the EMEA reportable segment. During the year ended December 31, 2008, we recognized approximately $18.0 million of revenues associated with certain Faster Payments implementations in the United Kingdom. Of this amount, approximately $5.3 million is reported in initial license fees revenue, $0.6 million is reported in maintenance fees, and approximately $12.1 million is reported as services revenue.

The decline in total revenues in the EMEA reportable segment was offset by increases in the Americas and Asia/Pacific reportable segments of $15.6 million, or 7.5%, and $4.5 million, or 10.9%, respectively, compared to fiscal 2008. Excluding the impact of the Faster Payments implementations, EMEA declined $14.0 million, or 8.3%, compared to fiscal 2008. This was primarily the result of a decline in initial license fees due to the timing and structure of customer renewal and capacity related events. EMEA was also negatively impacted by approximately $8.5 million due to changes in foreign currencies during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

Initial License Fee (ILF) Revenue

ILF revenues during the year ended December 31, 2009 compared to the year ended December 31, 2008 decreased by $11.7 million. The EMEA reportable segment decreased by $26.4 million, offset by increases in the Americas and Asia/Pacific reportable segments of $13.9 million and $0.8 million, respectively. The increases were driven by recognition of ILF revenues associated with new deals or term renewals signed during the year as well as customer “go-live” events that occurred throughout the year. The decline in ILF revenues in the EMEA reportable segment is largely attributable to ILF revenues from certain Faster Payments implementations during the year ended December 31, 2008 that did not repeat in the year-ended December 31, 2009. The EMEA reportable segment was also negatively impacted by the timing and structure of certain customer renewal and capacity events some of which are required to be recognized ratably as Monthly License Fee Revenue rather than as a one-time fee. Included in the overall ILF increase are capacity related revenue increases of $11.9 million and $0.8 million in the Americas and Asia/Pacific reportable segments, respectively, offset by a decrease of $10.9 million in the EMEA reportable segment, within the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Monthly License Fee (MLF) Revenue

The $1.1 million decrease in MLF revenues during the year ended December 31, 2009, as compared to the year ended December 31, 2008, is due to a $2.2 million decline in the Americas reportable segment offset by increases in the EMEA and Asia/Pacific reportable segments of $0.3 million and $0.8 million, respectively. Within this decrease is a $5.1 million decrease in the amount of paid up-front revenue recognized ratably by customers in the Americas reportable segment offset by a $4.0 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly. Approximately $4.0 million of the decrease in MLF revenue is due to paid up-front revenue recognized ratably during the year ended December 31, 2008 that was short-term in nature, and did not recur in 2009.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $6.7 million, or 5.2%, during the year ended December 31, 2009, as compared to the same period in 2008.

Maintenance fee revenue increased in all reportable segments as compared to the year ended December 31, 2008 with increases of $4.7 million in the Americas reportable segment, $1.2 million in the EMEA reportable segment, and $0.8 million in the Asia/Pacific reportable segment. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.

Services Revenue

Services revenue includes fees earned through implementation services, professional services and processing services. Implementation services include product installations, product upgrades, CSMs and product education. Professional services include business consultancy, technical consultancy, on site support services, CSMs, product education, and testing services. Processing services include hosting, on-demand, and facilities management services.

Services revenues declined by $5.9 million for the year ended December 31, 2009, as compared to the same period in 2008, of which implementation and professional services decreased by $8.0 million while processing services increased by $2.1 million. Implementation and professional services declined in the Americas and EMEA reportable segments by $3.0 million and $7.2 million, respectively. These declines were offset by an increase of $2.2 million in the Asia/Pacific reportable segment. The decline in the EMEA reportable segment was primarily due to approximately $12.1 million of services revenue from certain Faster Payments implementations recognized in the year ended December 31, 2008 that did no recur in the year ended December 31, 2009. The increase in processing services revenue is primarily due to increased usage and adoption of our on-demand and hosted product offerings in the Americas reportable segment as compared to the year ended December 31, 2008.

Expenses

Total operating expenses for the year ended December 31, 2009 decreased $31.8 million, or 8.0%, as compared to the same period in 2008. Total expenses decreased primarily as a result of a $21.0 million, or 21.0%, decrease in general and administrative costs, a $4.2 million, or 3.6%, decrease in cost of maintenance and services, and a $11.4 million, or 15.6%, decrease in selling and marketing expenses, partially offset by a $1.7 million, or 2.2%, increase in research and development, a $1.9 million, or 14.9%, increase in cost of software licenses fees, and a $1.3 million, or 8.0% increase in depreciation and amortization.

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

Cost of software licenses increased $1.9 million, or 14.9%, in the year ended December 31, 2009 compared to the same period in 2008. Third-party software royalty expense increased $1.6 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Amortization of purchased and developed software for resale was $5.7 million and $5.4 million for the years ended December 31, 2009 and 2008, respectively.

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

Cost of maintenance and services for the year ended December 31, 2009 decreased $4.2 million, or 3.6%, compared to the same period in 2008 due to a $2.9 million reduction in personnel and related costs primarily as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Additionally, the cost of maintenance and services for the year ended December 31, 2008 included $2.8 million of additional costs related to the recognition of previously deferred expenses primarily associated with the completion of certain Faster Payments implementations in the EMEA reportable segment and a large multi-product implementation in the Americas reportable segment. Approximately $1.2 million of the decrease was the result of personnel reallocated to general and administrative functions to invest in our new regional general manager organization. These decreases were partially offset by $2.7 million of additional costs resulting from our outsourced information technology services.

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

R&D expense for the year ended December 31, 2009 increased $1.7 million or 2.2%, as compared to the same period in 2008 primarily due to $2.7 million higher costs resulting from our outsourced information technology services under the IBM Outsourcing Agreement. This increase was partially offset by $1.0 million of lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar.

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

Selling and marketing expense for the year ended December 31, 2009 decreased $11.4 million, or 15.6%, compared to the same period in 2008 primarily as a result of a decrease in personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Approximately $2.8 million of the decrease was the result of personnel reallocated to general and administrative functions to invest in our new regional general manager organization.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the year ended December 31, 2009 decreased $21.0 million, or 21.0%, compared to the same period in 2008. The year ended December 31, 2008 included $7.5 million of expenses for Transition Services incurred and $1.7 million of severance expense incurred related to the IBM Outsourcing Agreement, while the year ended December 31, 2009 included $0.3 million of expenses for Transition Services incurred. The year ended December 31, 2008 included $6.2 million of expenses related to termination costs while the year ended December 31, 2009 included $2.9 million of termination costs. In addition, general and administrative expenses decreased $5.2 million due to lower personnel and related costs as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. The remaining decrease in general and administrative expenses is primarily a result of a $1.0 million decrease in data communication costs, a $1.0 million decrease in software maintenance costs, a $0.7 million decrease in costs incurred related to rent and other expenses associated with moving into our new Omaha facility, and a $0.9 million decrease in professional fee expenses, all due to an emphasis on cost savings as well as a strengthening of the U.S. dollar.

Depreciation and Amortization

Depreciation includes depreciation on property and equipment primarily consisting of computer and office equipment, furniture and fixtures and leasehold improvements. Amortization includes amortization of acquired intangibles consisting primarily of customer relationships, purchased contracts and trademarks and trade names. Amortization also includes various software that has been acquired or developed for internal use. Amortization of acquired software marketed for external sale is recorded in cost of software license fees in the accompanying consolidated statements of operations. Depreciation and amortization expense for the year ended December 31, 2009 increased $1.3 million, or 8.0%, compared to the same period in 2008 as a result of higher capital expenditures.

Other Income and Expense

Interest income for the year ended December 31, 2009 decreased $1.6 million, or 60.1%, as compared to the same period in 2008. The decrease in interest income is due to a decrease in interest rates during the year ended December 31, 2009 as compared to the same period in 2008.

Interest expense for the year ended December 31, 2009 decreased $2.2 million, or 43.0%, as compared to the same period in 2008 due to lower interest rates.

Other income and expense consists of foreign currency gains and losses, and other non-operating items. Other expense for the year ended December 31, 2009 was $6.6 million as compared to other income for the same period in 2008 of $8.2 million. Comparative changes in other income and expense amounts were attributable to fluctuating currency rates which impacted the amounts of foreign currency gains or losses recognized by us during the respective fiscal years and the loss on the change in fair value of our interest rate swaps. We realized $5.3 million in net foreign currency losses during the year ended December 31, 2009 as compared with a $13.8 million foreign currency gain during the same period in 2008. We realized losses on the change in the fair value of interest rate swaps of $1.6 million and $5.8 million for the years ended December 31, 2009 and December 31, 2008, respectively. These losses were partially offset by a $1.0 million and $0.2 million gain under a contractual arrangement for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

The effective tax rates for the years ended December 31, 2009 and 2008 were approximately 40.7% and 61.6%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. The effective tax rate for both years was higher than the U.S. effective rate of 35% due to the impact of our inability to recognize income tax benefits during the period resulting from losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities. The year ended December 31, 2009 was positively impacted by adjustments to unrecognized tax benefits of $1.6 million.

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

The Company has also reduced its emphasis on non-recurring license fees most notably with renewals or term extensions for existing customers. The increase in monthly license fees can be attributed to these efforts in addition to completing certain implementation projects as noted above. In certain instances, customers elect to pay their recurring license and / or capacity fees annually. While recurring in nature, these annually recurring revenues are included as initial license fees.

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

Initial License Fee (ILF) Revenue

ILF revenues during the year ended December 31, 2008 compared to the year ended September 30, 2007 increased by $7.7 million. The EMEA and Asia/Pacific reportable segments increased by $14.0 million and $0.7 million, respectively, offset by a decrease in the Americas reportable segment of $7.0 million. The increases were driven by recognition of ILF revenues associated with new deals or term renewals signed during the year as well as customer “go-live” events that occurred throughout the year, most notably the Faster Payments implementations in the United Kingdom. The decline in ILF revenues in the Americas reportable segment is largely attributable to certain agreements being recognized ratably as Monthly License Fee Revenue rather than as a one-time fee as discussed below. Included in the above are capacity related revenue increases of $6.9 million in the EMEA reportable reportable segment offset by a decrease of $3.9 million in the Americas reportable reportable segment, within the year ended December 31, 2008 as compared to the year ended September 30, 2007.

Monthly License Fee (MLF) Revenue

The $12.1 million increase in MLF revenues during the year ended December 31, 2008, as compared to the year ended September 30, 2007, is primarily in the America’s reportable reportable segment with only modest changes in both the EMEA and Asia/Pacific reportable reportable segments. Within this increase is an $8.1 million increase in the amount of paid up-front revenue recognized ratably by customers in the Americas reportable reportable segment and a $4.0 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly. Approximately $4.0 million of the increase in MLF revenue is due to paid up-front revenue that is recognized ratably, is short-term in nature, and is not expected to recur in future periods.

Maintenance Fee Revenue

The increase in maintenance fee revenues during the year ended December 31, 2008, compared to the year ended September 30, 2007, is primarily a result of an increase in the number of customers that achieved live status, primarily in the Americas and EMEA reportable reportable segments, subsequent to September 30, 2007.

Services Revenue

Services revenue increased $22.9 million, or 24.0%, for the year ended December 31, 2008, primarily as a result of an increase in implementation services revenue in the EMEA reportable reportable segment, and to a lesser extent, the Americas and Asia/Pacific reportable reportable segments. The increase in the EMEA reportable reportable segment was largely attributable to $12.1 million of revenues associated with Faster Payments implementations. The remainder of the increase is primarily related to the completion of certain customer implementations allowing for the recognition of cumulative services performed over the duration of the project.

Expenses

Total operating expenses for the year ended December 31, 2008 increased $32.1 million, or 8.8%, compared to the year ended September 30, 2007 as a result of a $21.4 million, or 22.4%, increase in cost of maintenance and services, a $5.5 million, or 5.8%, increase in general and administrative costs, a $3.7 million, or 40.5%, increase in cost of software license fees, a $3.3 million, or 4.7%, increase in cost of selling and marketing and a $1.4 million, or 8.9% increase in depreciation and amortization expense. These increases were partially offset by a $3.1 million, or 3.9%, decrease in research and development costs.

Cost of Software License Fees

The cost of software license fees for the year ended December 31, 2008 increased compared to the year ended September 30, 2007 by $3.7 million or 40.5%. Third-party software royalty expense increased $3.5 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Amortization of purchased and developed software for resale was $5.4 million and $5.2 million for the years ended December 31, 2008 and September 30, 2007, respectively.

Cost of Maintenance and Services

Cost of maintenance and services for the year ended December 31, 2008 increased compared to the year ended September 30, 2007 as a result of higher personnel and related costs of $19.4 million required primarily to support the implementation services for the increase in large complex multi-product installations. Costs of maintenance and services also increased as a result of the recognition of $2.8 million of previously deferred expenses associated with the completion of certain Faster Payments implementations in the EMEA reportable operating segment and a large multi-product implementation in the Americas operating segment offset by an increase of $2.1 million in additional deferred implementation costs for various products currently being installed and a decrease of $0.9 million related to IBM deferred implementation costs. Additionally, cost of maintenance and services increased $1.6 million from higher third party software maintenance expense compared to the year ended September 30, 2007. The remaining $0.6 million increase is related to miscellaneous items including insurance, telecommunications, and facilities costs.

Research and Development

R&D expense for the year ended December 31, 2008 decreased as compared to the year ended September 30, 2007, due primarily to $3.2 million of reimbursement from IBM for certain expenditures determined to be direct and incremental to satisfying the technical enablement milestones under the Alliance and are recorded as a reduction of R&D expense.

Selling and Marketing

Selling and marketing expense for the year ended December 31, 2008 increased $3.3 million compared to the year ended September 30, 2007 primarily as a result of an increase of $1.6 million in personnel and related costs and $0.7 million in advertising and promotional expenses to support the 2008 sales plan and Alliance joint sales and marketing initiatives. In addition, selling and marketing expenses increased as a result of a $0.4 million increase in professional fees and a $0.6 million increase in telecommunications and facilities costs.

General and Administrative

General and administrative expense for the year ended December 31, 2008 increased $5.5 million compared to the year ended September 30, 2007. Included in the year ended September 30, 2007, with no corresponding amount during the year ended December 31, 2008, were approximately $11.9 million of expenses related to the historical stock option review. Included in the year ended December 31, 2008, with no corresponding amounts during the year ended September 30, 2007, were $7.5 million of expenses for Transition Services related to the IBM Outsourcing Agreement. In addition, general and administrative expense increased $5.1 million as a result of the services performed under the IBM Outsourcing Agreement offset by a $2.2 million reduction in personnel and related costs due to the headcount reduction associated with the outsource agreement. The remaining increase in general and administrative expenses is primarily the result of a $3.9 million increase in severance expense, $1.9 million increase in professional fees primarily related to the 2008 restructuring activities and related reinvestments, and $1.0 million of consulting expense incurred for the development of our corporate management office and $0.2 million of costs incurred related to moving into our new Omaha facility.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million during the year ended December 31, 2008 compared to the year ended September 30, 2007 as a result of higher capital expenditures and as a result of a full year of depreciation and amortization related to fiscal year 2007 acquisitions.

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

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Years Ended		Year Ended
	December 31,		September 30,
	2009	2008	2007

Revenues:
Americas	$222,952	$207,350	$195,775
EMEA	137,061	169,046	133,776
Asia/Pacific	45,742	41,257	36,667

	$405,755	$417,653	$366,218

Operating income (loss):
Americas	$42,091	$21,714	$14,578
EMEA	7,210	2,140	(16,942)
Asia/Pacific	(7,731)	(2,141)	4,783

	$41,570	$21,713	$2,419

Transition Period Ended December 31, 2007 compared to Quarter Ended December 31, 2006

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$30,274	29.9%	$25,948	27.8%
Monthly license fees (MLFs)	15,992	15.8%	15,237	16.3%

Software license fees	46,266	45.6%	41,185	44.1%
Maintenance fees	32,167	31.8%	28,729	30.8%
Services	22,849	22.6%	23,375	25.1%

Total revenues	101,282	100.0%	93,289	100.0%

Expenses:
Cost of software licenses fees	2,483	2.5%	1,865	2.0%
Cost of maintenance and services	23,530	23.2%	23,614	25.3%
Research and development	22,945	22.7%	18,637	20.0%
Selling and marketing	20,587	20.3%	18,078	19.4%
General and administrative	25,011	24.7%	22,514	24.1%
Depreciation and amortization	3,874	3.8%	3,616	3.9%

Total expenses	98,430	97.2%	88,324	94.7%

Operating income	2,852	2.8%	4,965	5.3%
Other income (expense):
Interest income	763	0.8%	885	0.9%
Interest expense	(1,389)	(1.4)%	(1,460)	(1.6)%
Other, net	(334)	(0.3)%	(293)	(0.3)%

Total other income (expense)	(960)	(0.9)%	(868)	(0.9)%

Income before income taxes	1,892	1.9%	4,097	4.4%
Income tax expense	3,908	3.9%	1,476	1.6%

Net income (loss)	$(2,016)	(2.0)%	$2,621	2.8%

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

Total expenses increased primarily as a result of a $0.6 million, or 33.1%, increase in the cost of software license fees, a $4.3 million, or 23.1% increase in research and development costs, a $2.5 million, or 13.9%, increase in selling and marketing costs, a $2.5 million, or 11.1% increase in general and administrative costs, and a $0.3 million, or 7.1% increase in depreciation and amortization, offset by a $0.1 million, or 0.4%, decrease in maintenance and service costs.

Cost of software license fees for the three months ended December 31, 2007 increased $0.6 million compared with the same period of 2006 primarily due to an increase in third-party software royalty expenses as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense.

Cost of maintenance and services for the three months ended December 31, 2007 decreased $0.1 million, or 0.4%, as compared to the same period of 2006.

Research and development (“R&D”) costs for the three months ended December 31, 2007 increased $4.3 million, or 23.1%, as compared to the same period of 2006. The increase resulted primarily from expenses associated with B24-eps R&D activities, build-out of ACI On Demand and other software optimization efforts.

Selling and marketing costs for the three months ended December 31, 2007 increased $2.5 million, or 13.9%, as compared to the same period of 2006. The increase resulted from an approximate $2.0 million increase in commissions driven by a relative increase in sales activity partly attributable to the change from a fiscal year to a calendar year-end. The remaining expense was driven by timing of advertising and promotions activities.

General and administrative costs for the three months ended December 31, 2007 increased $2.5 million, or 11.1%, as compared to the same period of 2006. Included in the three months ended December 31, 2007, were $3.0 million of accounting and tax professional fees, $1.3 million of expense associated with early termination of the corporate jet lease, $0.7 million of restructuring and other employee related expense, $0.5 million of professional fees to support the Alliance, $0.5 million of increased rent and utilities expense related to improvements made in our United Kingdom and Canada facilities and $0.4 million of other expenses offset by $1.3 million for release of the accrual related to LTIP Performance Shares granted in fiscal 2005 and 2006. Approximately $2.6 million of the expenses incurred in the three months ended December 31, 2006, with no corresponding amount during the same period in 2007, related to the historical stock option review and management analysis.

Depreciation and amortization expense for the three months ended December 31, 2007 increased $0.3 million, or 7.1% compared to the same period in 2006 as a result of higher capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our principal sources of liquidity consisted of $125.9 million in cash and cash equivalents and up to $75.0 million of unused borrowings under our revolving credit facility. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity for at least the next twelve month period. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility, our liquidity or materially impacted our funding costs. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of December 31, 2009. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. We cannot assure you that alternative financing on acceptable terms would be available to replace any defaulted commitments.

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

We have previously obtained certain extensions and may continue to seek additional extensions under our credit facilities. The extensions waived certain potential breaches of representations and covenants under our credit facilities and established extended deadlines for the delivery of certain financial reports during the period in which we were not current with our SEC reporting obligations. At December 31, 2009 and December 31, 2008, (and at all times during these periods) we were in compliance with our debt covenants.

We may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the national prime interest rate plus a margin ranging from 0% to 0.125%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 0.625% to 1.375%. The margins are dependent upon our total leverage ratio at the end of each quarter.

On October 5, 2006, we exercised our right to convert the rate on our initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at December 31, 2009 was 1.0%. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on our leverage ratio. The initial principal borrowings of $75 million were outstanding at December 31, 2009. There is $75 million remaining under the credit facility for future borrowings.

On July 18, 2007, we entered into an interest rate swap with a commercial bank whereby we paid a fixed rate of 5.375% and received a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million. The swap effective date was July 20, 2007, and terminates on October 4, 2010. The variable rate was set to re-price quarterly for both swaps originally.

During the year ended December 31, 2009, we elected 1-month LIBOR as the variable-rate benchmark for our revolving facility. We also amended our interest rate swap on the $75 million notional amount from the 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting.

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

Since these interest rate swaps do not qualify for hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) 815, Derivatives and Hedging, (previous GAAP reference was Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivatives and Hedging Instruments), changes in market interest rates will impact our earnings. See Item 7A,

Quantitative and Qualitative Disclosures About Market Risk and Note 7, “Derivative Instruments and Hedging Activities”, in the Notes to Consolidated Financial Statements.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $42 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the year ended December 31, 2009, we purchased 1,032,660 shares of common stock under this repurchase plan for $15 million. All shares were purchased in open market transactions.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year (amounts in thousands).

			Year Ended
	Years Ended December 31,		September 30,
	2009	2008	2007

Net cash provided by (used in):
Operating activities	$44,217	$77,826	$24,847
Investing activities	(23,367)	(16,956)	(25,964)
Financing activities	(14,056)	(27,687)	(50,005)

2009 compared to 2008

Net cash flows provided by operating activities during the year ended December 31, 2009 amounted to $44.2 million compared to net cash flows provided by operating activities of $77.8 million during the same period in 2008. The comparative period decrease in net cash flows from operating activities of $33.6 million principally resulted from the receipt of $40.9 million during 2008 from IBM pursuant to the terms of the IBM Alliance agreement. This item was partially offset by an increase in net income of $9.0 million for the year ended December 31, 2009 compared to the same period in 2008.

Net cash flows used in investing activities totaled $23.4 million during the year ended December 31, 2009 compared to $17.0 million used during the same period in 2008. This $6.4 million increase in cash used was primarily driven by the $6.6 million of cash paid to acquire Essentis intellectual property, trade names, customer contracts, and working capital during the year ended December 31, 2009. In addition, we used $7.5 million for purchases of software and distribution rights during the year ended December 31, 2009 compared to $4.9 million during the same period in 2008. These uses of cash were partially offset by a decrease of $4.1 million in cash used for purchases of property and equipment during the year ended December 31, 2009 compared to same period in 2008.

Net cash flows used in financing activities totaled $14.1 million during the year ended December 31, 2009 compared to net cash flows used of $27.7 million during the same period in 2008. In the years ended December 31, 2009 and 2008, we used cash of $15.0 million and $30.1 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $1.6 million and $3.3 million during the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, we received proceeds of $1.9 million and $4.0 million, respectively, including corresponding excess tax benefits, from the exercises of stock options.

We realized a $6.2 million increase in cash during the year ended December 31, 2009 and a $17.2 million decrease in cash during the same period in 2008 related to foreign exchange rate variances.

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

Transition Period Ended December 31, 2007 compared to Quarter Ended December 31, 2006

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each period (amounts in thousands).

	Three Months Ended
	December 31,
	2007	2006

Net cash provided by (used in):
Operating activities	$12,123	$611)
Investing activities	5,898	(13,836)
Financing activities	20,382	(6,085)

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

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through August 2028, and also lease certain property under capital lease agreements that expire in various years through 2013. Additionally, we have entered into a long term credit facility agreement that expires in 2011. Under the Outsourcing Agreement with IBM, we will pay IBM for IT services through a combination of fixed and variable charges subject to actual services needed, applicable service levels and statements of work. The total amount paid is subject to a minimum commitment as provided in the Outsourcing Agreement. Contractual obligations as of December 31, 2009 are as follows (in thousands):

	Payments due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Operating lease obligations	$62,454	$9,422	$13,088	$9,494	$30,450
Capital leases	2,452	765	1,403	284	—
Long-term credit facility	75,000	—	75,000	—	—
Long-term credit facility interest(1)	1,313	750	563	—	—
IBM Outsourcing Minimum Commitment	82,357	8,225	16,045	15,613	42,474
Net Settlement Payments on Interest Rate Swaps(2)	5,258	5,258	—	—	—

Total	$223,576	$19,162	$106,099	$25,391	$72,924

(1)	Based upon the interest rate in effect at December 31, 2009 of 1% excluding the effects of interest rate swaps.

(2)	Based upon the interest rates in effect at December 31, 2009.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes (previous GAAP reference was FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The liability for unrecognized tax benefits at December 31, 2009 is $10.9 million.

The following table discloses aggregate information about our derivative financial instruments as of December 31, 2009, the source of fair value of these instruments and their maturities (amounts in thousands).

	Fair Value of Contracts at Period-End
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Source of fair value
Derivative financial instruments(1)	$5,271	$5,271	$—	$—	$—

Total	$5,271	$5,271	$—	$—	$—

(1)	Fair value of interest rate swaps at December 31, 2009 was provided by the counter-party to the underlying contract.

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

Certain of our arrangements are through unrelated distributors or sales agents. In these situations, we evaluate additional factors such as the financial capabilities, the distribution capabilities, and risks of rebates, returns, or credits in determining whether revenue should be recognized upon sale to the distributor or sales agent (“sell-in”) or upon distribution to an end-customer (“sell-through”). Judgment is required in evaluating the facts and circumstances of our relationship with the distributor or sales agent as well as our operating history and practices that can impact the timing of revenue recognition related to these arrangements.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2009 and December 31, 2008 our intangible assets, excluding goodwill, net of accumulated amortization, were $26.9 and $30.3 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of December 31, 2009 and 2008, our goodwill was $204.9, and $200.0 million, respectively. In accordance with ASC 350, Intangibles — Goodwill and Other, (previous GAAP guidance was “SFAS No. 142”), we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as

Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value was in excess of the current carrying value for all reporting units.

Stock-Based Compensation

Under the provisions of ASC 718 (SFAS No. 123(R)), stock-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates are revised in subsequent periods when actual forfeitures differ from those estimates. The Black-Scholes option-pricing model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2009 and September 30, 2007. These awards are earned based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the year ended December 31, 2009 and 2008, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

We account for income taxes in accordance with FASB Statement 109 (now codified as ASC 740) and have adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (now codified as ASC 740). As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the IRS, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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

Recently Issued Accounting Standards

In September 2009, the FASB required that the Codification be the single source of authoritative non-governmental guidance. The Codification is a topical based reorganization of the US GAAP guidance that replaces the previous four-tiered GAAP hierarchy with a two-tiered hierarchy consisting of authoritative and non-authoritative guidance. This reorganization does not change current GAAP guidance, rather only changes the way it is organized. We adopted the Codification as of September 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) (codified as ASC 805), which replaced SFAS 141. We adopted SFAS 141(R) as of January 1, 2009 and there was no material impact on our consolidated financial statements as of December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”) (codified as ASC 810). We adopted this revision as of January 1, 2009 and there was no impact on our consolidated financial statements as our non-controlling interests were not material.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) (codified by ASC 815). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. We adopted SFAS 161 as of January 1, 2009 and there was no impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (codified by ASC 260). We adopted this standard as of January 1, 2009 and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified by ASC 820). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on our consolidated financial statements.

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

In September 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value Per Share. We adopted this standard as of December 31, 2009 and it did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements relating to revenue recognition for arrangements with multiple deliverables that do not fall under ASC 605-985. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011. We are currently assessing the impact this Statement will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2009. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2009, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

During the fiscal year ended September 30, 2007, we entered into two interest rate swaps, including a forward starting swap, with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. During the fiscal year ended December 31, 2009, we amended our interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. As of December 31, 2009, the fair value liability of the interest rate swaps was approximately $5.3 million, all of which was included in other current liabilities on the consolidated balance sheet. The potential loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was less than $0.1 million at December 31, 2009. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the consolidated statement of operations, along with the related income tax effects.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 21, 2009, the Audit Committee approved the engagement of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2009.

During the 2007 and 2008 fiscal years, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for a material weakness in internal control with respect to accounting for software implementation services and licenses agreements in the Asia/Pacific region as reported by the Company in its Annual Report to Stockholders for the year ended December 31, 2008.

In connection with the selection of Deloitte & Touche LLP, on May 21, 2009 the Audit Committee determined to dismiss KPMG LLP as the Company’s independent registered public accounting firm.

No other items were noted during 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2009.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that that its internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte and Touche, LLP has issued an attestation report on our internal control over financial reporting.

c)	Changes in Internal Control over Financial Reporting

As previously disclosed, management has implemented remediation activities, described below, related to a material weakness identified in our assessment of internal control over financial reporting as of December 31, 2008. The material weakness as of December 31, 2008 related to accounting for software implementation service and license arrangements in the Asia Pacific region. As of December 31, 2009, management has concluded that the remediation activities are properly designed and have been in place for a sufficient amount of time to conclude that controls were operating effectively as of December 31, 2009. Therefore, management has determined that this material weakness has been remediated during the fourth quarter of 2009.

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

5) Implemented regular meetings to increase corporate oversight of implementation service and license arrangements across the channels.

6) Developed a formal communication strategy and plan to educate and train personnel on ACI’s Implementation Services Methodology, Corporate Management Office and Deal Review Committee processes.

Except for the changes described above, there have been no changes during the Company’s quarter ended December 31, 2009 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ACI Worldwide, Inc.
Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2010 (the “2010 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2010 Proxy Statement is incorporated herein by reference. In addition, the information included in the section entitled “Corporate Governance” in our 2010 Proxy Statement is incorporated herein by reference.

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

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Stock Ownership” in our 2010 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” if any, in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled “Report of Audit Committee” and “Proposal 2 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this annual report on Form 10-K:

(1) Financial Statements.  The following index lists consolidated financial statements and notes thereto filed as part of this annual report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	64
Report of Independent Registered Public Accounting Firm — KPMG LLP	65
Consolidated Balance Sheets as of December 31, 2009 and 2008	66
Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008, the three-month period ended December 31, 2007, and the year ended September 30, 2007	67
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2009 and December 31, 2008, the three-month period ended December 31, 2007, and the year ended September 30, 2007	68
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008, the three-month period ended December 31, 2007, and the year ended September 30, 2007	69
Notes to Consolidated Financial Statements	70

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

(3) Exhibits.  The following exhibit index lists exhibits incorporated herein by reference, filed as part of this annual report on Form 10-K, or furnished as part of this annual report on Form 10-K:

EXHIBIT INDEX

Exhibit
No.		Description

3	.01(1)	Amended and Restated Certificate of Incorporation of the Company
3	.02(2)	Amended and Restated Bylaws of the Company
4	.01(3)	Form of Common Stock Certificate
10	.01(4)*	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10	.02(5)*	ACI Holding, Inc. 1994 Stock Option Plan, as amended
10	.03(6)*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10	.04(7)*	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended
10	.05(8)*	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended
10	.06(9)*	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10	.07(10)*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
10	.8(11)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10	.9*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers (filed herewith)
10	.10*	Form of Indemnification Agreement between the Company and certain officers, including executive officers (filed herewith)

Exhibit
No.		Description

10	.11(12)	Asset Purchase Agreement by and between S2 Systems, Inc. and the Company dated June 29, 2005
10	.12(13)*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan
10	.13(14)*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan
10	.14(15)*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan
10	.15(16)*	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan
10	.16(17)*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan
10	.17*	Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended (filed herewith)
10	.18*	Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended (filed herewith)
10	.19(18)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10	.20(19)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009
10	.21(20)*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005
10	.22(21)	Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG
10	.23(22)	Agreement and Plan of Merger dated August 28, 2006 by and among Transaction Systems Architects, Inc., Parakeet MergerSub Corp., and P&H Solutions, Inc.
10	.24(23)	Credit Agreement by and among Transaction Systems Architects, Inc. and Wachovia Bank, National Association
10	.25(24)*	Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007
10	.26(25)*	Separation, Non-Compete, Nonsolicitation and Non-Disclosure Agreement and General Release with Mark R. Vipond dated August 11, 2008
10	.27(26)*	2008 Executive Management Incentive Compensation Plan
10	.28(27)*	2008 Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers
10	.29*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended (filed herewith)
10	.30(28)***	Master Alliance Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.31(29)	Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.32(30)	Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.33(31)***	Master Services Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) - Deloitte & Touche LLP
23.02		Consent of Independent Registered Public Accounting Firm (filed herewith) — KPMG LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit
No.		Description

32	.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32	.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(6)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(7)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(8)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.

(9)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(10)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(11)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007.

(12)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 1, 2005.

(13)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(14)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(15)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.

(16)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(17)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(18)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.

(19)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.

(20)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(21)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006.

(22)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 1, 2006.

(23)	Incorporated herein by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

(24)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 16, 2007.

(25)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed August 15, 2008.

(26)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.

(27)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.

(28)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009.

(29)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(30)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(31)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

***	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ACI Worldwide, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACI Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of ACI Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008, the three month period ended December 31, 2007 and the year ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, the three month period ended December 31, 2007 and the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (now codified as Accounting Standards Codification (ASC) 740, Income Taxes, as of October 1, 2007).

/s/ KPMG LLP

Omaha, Nebraska
March 3, 2009

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$125,917	$112,966
Billed receivables, net of allowances of $2,732 and $1,920, respectively	98,915	77,738
Accrued receivables	9,468	17,412
Deferred income taxes, net	17,459	17,005
Recoverable income taxes	—	3,140
Prepaid expenses	12,079	9,483
Other current assets	10,224	8,800

Total current assets	274,062	246,544

Property and equipment, net	17,570	19,421
Software, net	30,037	29,438
Goodwill	204,850	199,986
Other intangible assets, net	26,906	30,347
Deferred income taxes, net	26,024	12,899
Other assets	10,594	14,207

TOTAL ASSETS	$590,043	$552,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,591	$16,047
Accrued employee compensation	24,492	19,955
Deferred revenue	106,349	99,921
Income taxes payable	10,681	78
Alliance agreement liability	10,507	6,195
Accrued and other current liabilities	25,780	24,068

Total current liabilities	195,400	166,264

Deferred revenue	31,533	24,296
Note payable under credit facility	75,000	75,000
Deferred income taxes, net	—	2,091
Alliance agreement noncurrent liability	21,980	37,327
Other noncurrent liabilities	30,067	34,023

Total liabilities	353,980	339,001

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued
and outstanding at December 31, 2009 and 2008	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516
shares issued at December 31, 2009 and 2008	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 6,784,932 and 5,909,000 shares outstanding at
December 31, 2009 and 2008	(158,652)	(147,808)
Additional paid-in capital	307,279	302,237
Retained earnings	78,094	58,468
Accumulated other comprehensive loss	(14,865)	(23,263)

Total stockholders’ equity	236,063	213,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$590,043	$552,842

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years		For the Three
	Ended		Months Ended	For the Year
	December 31,		December 31,	Ended September 30,
	2009	2008	2007	2007
	(In thousands, except per share amounts)

Revenues:
Software license fees	$156,469	$169,210	$46,266	$149,485
Maintenance fees	136,737	130,015	32,167	121,233
Services	112,549	118,428	22,849	95,500

Total revenues	405,755	417,653	101,282	366,218

Expenses:
Cost of software license fees(1)	14,754	12,846	2,483	9,145
Cost of maintenance and services(1)	112,893	117,087	23,530	95,691
Research and development	77,506	75,850	22,945	78,950
Selling and marketing	61,799	73,236	20,587	69,957
General and administrative	79,244	100,272	25,011	94,762
Depreciation and amortization	17,989	16,649	3,874	15,294

Total expenses	364,185	395,940	98,430	363,799

Operating income	41,570	21,713	2,852	2,419
Other income (expense):
Interest income	1,042	2,609	763	4,082
Interest expense	(2,856)	(5,013)	(1,389)	(6,644)
Other, net	(6,648)	8,247	(334)	(3,740)

Total other income (expense)	(8,462)	5,843	(960)	(6,302)

Income (loss) before income taxes	33,108	27,556	1,892	(3,883)
Income tax expense	13,482	16,974	3,908	5,248

Net income (loss)	$19,626	$10,582	$(2,016)	$(9,131)

Earnings (loss) per share information
Weighted average shares outstanding
Basic	34,368	34,498	35,700	36,933
Diluted	34,554	34,795	35,700	36,933
Earnings (loss) per share
Basic	$0.57	$0.31	$(0.06)	$(0.25)
Diluted	$0.57	$0.30	$(0.06)	$(0.25)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance and services excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
						Other
		Common		Additional		Comprehensive
	Common	Stock	Treasury	Paid-in	Retained	Income
	Stock	Warrants	Stock	Capital	Earnings	(Loss)	Total
	(In thousands)

Balance at September 30, 2006	$204	$—	$(94,313)	$307,553	$62,357	$(8,589)	$267,212
Comprehensive income (loss) information:
Net loss	—	—	—	—	(9,131)	—	(9,131)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	7,869	7,869

Comprehensive income (loss)							(1,262)
Repurchase of common stock	—	—	(46,187)	—	—	—	(46,187)
Exercises of stock options	—	—	160	(155)	—	—	5
Stock option settlements	—	—	—	(3,399)	—	—	(3,399)
Tax benefit of stock options exercised and settled	—	—	—	1,074	—	—	1,074
Stock based compensation	—	—	—	7,311	—	—	7,311
Employee Stock Purchase Plan compensation	—	—	—	258	—	—	258

Balance at September 30, 2007	204	—	(140,340)	312,642	53,226	(720)	225,012

Comprehensive income (loss) information:
Net loss	—	—	—	—	(2,016)	—	(2,016)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(1,122)	(1,122)

Comprehensive income (loss)							(3,138)
Repurchase of common stock	—	—	(3,708)	—	—	—	(3,708)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,165	(631)	—	—	1,534
Exercises of stock options	—	—	1,563	(953)	—	—	610
Stock option settlements	—	—	—	(151)	—	—	(151)
Tax benefit of stock options exercised and cash settled	—	—	—	206	—	—	206
Stock-based compensation	—	—	—	(5)	—	—	(5)
Issuance of common stock warrants	—	24,003	—	—	—	—	24,003
Cumulative effect of a change in income tax accounting principle	—	—	—	—	(3,324)	—	(3,324)

Balance at December 31, 2007	$204	$24,003	$(140,320)	$311,108	$47,886	$(1,842)	$241,039

Comprehensive income (loss) information:
Net income	—	—	—	—	10,582	—	10,582
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(21,421)	(21,421)

Comprehensive income (loss)							(10,839)
Repurchase of common stock	—	—	(30,063)	—	—	—	(30,063)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,618	(1,141)	—	—	1,477
Exercises of stock options	—	—	7,854	(4,013)	—	—	3,841
Tax benefit of stock options exercised and cash settled	—	—	—	498	—	—	498
Stock-based compensation	—	—	—	7,888	—	—	7,888
Non-vested restricted share awards subject to redemption	—	—	12,328	(12,328)	—	—	—
Forfeiture of non-vested restricted share awards	—	—	(225)	225	—	—	—

Balance at December 31, 2008	$204	$24,003	$(147,808)	$302,237	$58,468	$(23,263)	$213,841

Comprehensive income (loss) information:
Net income	—	—	—	—	19,626	—	19,626
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	8,398	8,398

Comprehensive income (loss)							28,024
Repurchase of common stock	—	—	(15,000)	—	—	—	(15,000)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,862	(793)	—	—	1,069
Exercises of stock options	—	—	3,688	(1,877)	—	—	1,811
Tax benefit of stock options exercised	—	—		(705)	—	—	(705)
Stock-based compensation	—	—	—	7,645	—	—	7,645
Non-vested restricted share awards subject to redemption	—	—	554	(554)	—	—	—
Forfeiture of non-vested restricted share awards	—	—	(1,326)	1,326	—	—	—
Repurchase of restricted stock for tax withholdings	—	—	(622)	—	—	—	(622)

Balance at December 31, 2009	$204	$24,003	$(158,652)	$307,279	$78,094	$(14,865)	$236,063

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years		For the Three	For the Year
	Ended		Months Ended	Ended
	December 31,		December 31,	September 30,
	2009	2008	2007	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$19,626	$10,582	$(2,016)	$(9,131)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	6,338	6,506	1,496	5,900
Amortization	17,389	15,544	3,724	14,603
Tax expense of intellectual property shift	2,199	1,942	591	1,912
Deferred income taxes	(6,562)	4,739	(741)	(6,832)
Amortization of debt financing costs	336	336	84	336
Gain on reversal of asset retirement obligation	(40)	(949)	—	—
Gain on transfer of assets under contractual obligations	(1,049)	(219)	(386)	(404)
(Gain) loss on disposal of assets	56	290	17	(28)
Decrease in fair value of interest rate swaps	1,640	5,800	2,475	2,077
Stock-based compensation expense (recovery)	7,645	7,888	(5)	7,569
Tax benefit of stock options exercised and cash settled	114	357	97	1,043
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	(10,365)	(5,401)	(17,552)	11,145
Other current assets	68	(187)	(384)	(1,659)
Other assets	1,387	617	(702)	(2,293)
Accounts payable	(1,680)	(2,494)	2,799	(3,343)
Accrued employee compensation	3,492	51	(73)	(12,162)
Proceeds from alliance agreement	—	40,935	—	—
Accrued liabilities	(8,412)	(2,609)	3,982	2,949
Accrued settlement for class action litigation	—	—	—	(8,450)
Current income taxes	6,029	2,130	2,443	(1,122)
Deferred revenue	8,412	(7,012)	16,171	20,738
Other current and noncurrent liabilities	(2,406)	(1,020)	103	1,999

Net cash flows from operating activities	44,217	77,826	12,123	24,847

Cash flows from investing activities:
Purchases of property and equipment	(2,942)	(7,021)	(2,227)	(7,784)
Purchases of software and distribution rights	(7,529)	(4,936)	(1,658)	(1,107)
Purchases of marketable securities	—	—	—	(2,500)
Sales of marketable securities	—	—	—	2,500
Alliance technical enablement expenditures	(6,899)	(6,328)	—	—
Proceeds from alliance agreement, net of common stock warrants	—	1,498	9,330	—
Proceeds from transfer of assets under contractual arrangements	1,050	—	500	500
Acquisition of businesses, net of cash acquired	(7,047)	(169)	(47)	(17,579)
Other	—	—	—	6

Net cash flows from investing activities	(23,367)	(16,956)	5,898	(25,964)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,243	1,704	279	—
Proceeds from issuance of common stock warrants	—	—	24,003	—
Proceeds from exercises of stock options	1,811	3,841	610	40
Excess tax benefit of stock options exercised	88	142	109	31
Repurchases of common stock	(15,000)	(30,063)	(3,994)	(46,707)
Repurchase of restricted stock for tax withholdings	(622)	—	—	—
Payments on debt and capital leases	(1,576)	(3,311)	(625)	(3,369)

Net cash flows from financing activities	(14,056)	(27,687)	20,382	(50,005)

Effect of exchange rate fluctuations on cash	6,157	(17,228)	(2,186)	1,768

Net increase (decrease) in cash and cash equivalents	12,951	15,955	36,217	(49,354)
Cash and cash equivalents, beginning of period	112,966	97,011	60,794	110,148

Cash and cash equivalents, end of period	$125,917	$112,966	$97,011	$60,794

Supplemental cash flow information
Income taxes paid, net	$15,202	$9,940	$243	$14,450
Interest paid	$3,564	$4,392	$1,271	$3,573
Supplemental noncash investing activities costs accrued in connection with acquisitions	$—	$—	$—	$47

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

ACI Worldwide, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “ACI” or the “Company”), develop, market, install, and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, and electronic-payment processors, both in domestic and international markets.

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007, approximately 46%, 47%, 51%, and 49%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Effective January 1, 2008, the Company changed its fiscal year end from September 30 to December 31. The Company’s new fiscal year commenced January 1, 2008 and ended on December 31, 2008. This Annual Report on Form 10-K presents the Company’s financial position as of December 31, 2009 and December 31, 2008. This Annual Report on Form 10-K also presents the results of operations for the years ended December 31, 2009 and 2008, the three months ended December 31, 2007 and the year ended September 30, 2007. The Company changed its fiscal year end to align its sales contracting and delivery processes with its customers and to allow for more effective communication with the capital markets and investment community by being consistent with its peer group.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of acquisition include: Euronet Essentis Limited (“Euronet” or “Essentis”) acquired during the year ended December 31, 2009; Visual Web Solutions, Inc. (“Visual Web”) and Stratasoft Sdn Bhd (“Stratasoft”) acquired during the year ended September 30, 2007. All intercompany balances and transactions have been eliminated.

Capital Stock

Our outstanding capital stock consists of a single class of common stock. Each share of common stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.

Use of Estimates and Risk and Uncertainties

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

Our financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect our future financial statements and cause actual results to vary materially from expectations include, but are not limited to, risks related to the global financial crisis, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets, our restructuring efforts, the restatement of our financial statements, consolidation in the financial services industry, changes in the financial

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services industry, the accuracy of backlog estimates, the cyclical nature of our revenue and earnings, exposure to unknown tax liabilities, volatility in our stock price, risks from operating internationally, including fluctuations in currency exchange rates, increased competition, our offshore software development activities, the performance of our strategic product, BASE24-eps, the maturity of certain products, our strategy to migrate customers to our next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our products, demand for our products, failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms, delay or cancellation of customer projects or inaccurate project completion estimates, business interruptions or failure of our information technology and communication systems, our alliance with International Business Machines Corporation (“IBM”), our outsourcing agreement with IBM, the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses, compliance of our products with applicable governmental regulations and industry standards, our compliance with privacy regulations, the protection of our intellectual property in intellectual property litigation, future acquisitions and investments and litigation.

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees.  The Company recognizes software license fee revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) 605-985, Revenue Recognition: Software (previous Generally Accepted Accounting Principle (“GAAP”) reference was American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions (“SOP 98-9”)), and ASC 605, Revenue Recognition, (previous GAAP reference was Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as codified by SAB 104, Revenue Recognition). For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 605-985 (SOP 98-9) to determine the amount of revenue to be allocated to the license element. Under ASC 605-985 (SOP 98-9), the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with ASC 605-35, Revenue Recognition: Long Term Construction Type Contracts (previous GAAP reference was Accounting Research Bulletin (“ARB”) No. 45, Long-Term Construction-Type Contracts (“ARB No. 45”), and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”)). Accounting for services delivered over time (generally in excess of twelve months) under ASC 605-35 (ARB No. 45 and SOP 81-1) is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

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

ASC 605-985 (SOP 97-2) requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals or separate sales with consistent pricing of PCS, expressed in either dollar or percentage terms. In determining whether a stated renewal is substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.

ASC 605-985 (SOP 97-2) also requires the seller of software that includes services to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the services revenue. The Company establishes VSOE of the fair value of services by reference to separate sales of comparable services with consistent pricing. In determining whether services pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded on a gross basis. These include arrangements in which the Company takes title to the products and is responsible for providing the product or service.

For software license arrangements in which the Company utilizes a third party distributor or sales agent, the Company recognizes revenue on a sell-in basis in accordance with contractual terms when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributor or sales agents ability to honor payment or distribution commitments. For other arrangements in which any of the above factors indicate that there are risks of returns, rebates, or credits or any other risks related to the distributor or sales agents ability to honor payment or distribution commitments, the Company recognizes revenue on a sell-through basis.

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

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term or PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable. This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Software license fees	$13,905	$18,212	$2,576	$9,792
Maintenance fees	5,273	6,494	1,101	4,440
Services	6,513	11,131	1,317	4,568

Total	$25,691	$35,837	$4,994	$18,800

Maintenance Fees.  The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally five years. These arrangements include an initial (bundled) PCS term of one year with subsequent renewals for additional years within the initial license period. For arrangements in which the Company looks to substantive renewal rates or separate sales with consistent pricing to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reference to the stated renewal rate or by reference to the population of separate sales with consistent pricing. For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less or when the range of possible PCS renewal amounts is not sufficiently narrow or significantly below the Company’s normal pricing practices), the Company recognizes revenue for the entire arrangement ratably over the PCS term.

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

Hosting.  The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of ASC 605-25, Revenue Recognition: Multiple Arrangements (previous GAAP reference was EITF 00-21, Revenue Arrangements with Multiple Deliverables). In applying the separation provisions of ASC 605-25 (EITF No. 00-21), the Company determines whether stand alone value exists for the delivered elements and whether reliable evidence of fair value exists for the undelivered elements of its hosting-related arrangements. For arrangements in which either of these criteria are not met, the elements within its multiple-element sales agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under these arrangements as a single unit of accounting and recognizes the entire arrangement fee ratably over the term of the related agreement, generally commencing upon the hosting environment being made available to the customer. If both of these criteria are met, the Company uses the relative fair value method of revenue recognition to allocate the total consideration derived from the arrangement to each of the elements and revenue is then recognized as the service is performed.

The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate agreements for revenue recognition purposes. The Company evaluates whether the agreements were negotiated as part of a single project, whether the products or services are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to the functionality in another arrangement in order to reach appropriate conclusions regarding whether such arrangements are related or separate. The conclusions reached can impact the timing of revenue recognition related to those arrangements.

Accrued Receivables Accrued receivables represent amounts to be billed in the near future (less than 12 months).

Deferred Revenue.  Deferred revenue includes amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of recording the related revenue.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents includes holdings in checking, savings, money market and overnight sweep accounts, all of which have daily maturities, as well as time deposits with maturities of three months or less at the date of purchase. The carrying amounts of cash and cash equivalents on the consolidated balance sheets approximate fair value.

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in the Company’s receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors, and networks is mitigated by the Company’s credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Balance, beginning of period	$1,920	$1,723	$2,041	$2,110
Additions related to acquisition of Stratasoft	—	—	—	339
Provision charged to general and
administrative expense	1,171	564	215	373
Amounts written off, net of recoveries	(359)	(367)	(533)	(781)

Balance, end of period	$2,732	$1,920	$1,723	$2,041

Amounts charged to general and administrative expenses during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007 reflect increases in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software

Software may be for internal use or available for sale. Costs related to certain software, which is available for sale, are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed (previous GAAP reference was Statement of Financial Accounting Standard No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed), when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. Software for internal use is capitalized in accordance with ASC 605-985 (previous GAAP reference was AICPA SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).

Amortization of software costs to be sold or marketed externally, begins when the product is available for licensing to customers and is determined on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of anticipated future gross revenue or remaining estimated economic life of the software product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of internal-use software, is generally computed using the straight-line method over estimated useful lives of three years.

Goodwill and Other Intangibles

In accordance with ASC 350, Intangibles — Goodwill and Other (previous GAAP reference was SFAS No. 142, Goodwill and Other Intangible Assets), the Company assesses goodwill for impairment at least annually. During this assessment management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

In accordance with ASC 350, (SFAS No. 142), the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its reportable segments, Americas, Europe/Middle East/Africa (“EMEA”), and Asia/Pacific, as its reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value was in excess of the current carrying value for all reporting units.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be recoverable. An impairment loss is recorded if the sum of the future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment charge is measured based upon the fair value of the asset group.

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

The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2009, the Company had two interest rate swap agreements with a combined notional amount of $125 million. These interest rate swap agreements did not qualify as accounting hedges under ASC 815, Derivatives and Hedging (previous GAAP reference was SFAS No. 133, Accounting for Derivate Instruments and Certain Hedging Activities).

Treasury Stock

The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders’ equity. The Company issues shares of treasury stock upon exercise of stock options, payment of earned performance shares, and for issuances of common stock pursuant to the Company’s employee stock purchase plan. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

Stock-Based Compensation Plans

In accordance with ASC 718 Compensation — Stock Compensation, (previously GAAP guidance was SFAS No. 123(R), Share Based Payment), the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Share based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 13, “Stock-Based Compensation Plans”.

Pursuant to the Company’s 2005 Equity and Performance Incentive Plan, during the year ended December 31, 2009, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) to key employees of the Company including named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company, as determined by the Company, and (ii) the cumulative operating income over the Performance Period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s revenue growth or contribution margin is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined revenue growth and contribution margin threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company periodically assesses its tax exposures and establishes, or adjusts, estimated unrecognized tax benefits for probable assessments by taxing authorities, including the Internal Revenue Service (“IRS”), and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid.

Recently Issued Accounting Standards

In September 2009, the FASB required that the Codification be the single source of authoritative non-governmental guidance. The Codification is a topical based reorganization of the GAAP guidance that replaces the previous four-tiered GAAP hierarchy with a two-tiered hierarchy consisting of authoritative and non-authoritative guidance. This reorganization does not change current GAAP guidance, rather only changes the way it is organized. The Company adopted the Codification as of September 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) (codified as ASC 805), which replaced SFAS 141. The Company adopted SFAS 141(R) as of January 1, 2009 and there was no material impact on the consolidated financial statements as of December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”) (codified as ASC 810). The Company adopted this revision as of January 1, 2009 and there was no impact on the consolidated financial statements as the Company’s non-controlling interests were not material.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”) (codified by ASC 815). SFAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. The Company adopted SFAS 161 as of January 1, 2009 and there was no impact on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (codified by ASC 260). The Company adopted this standard as of January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified by ASC 820). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This update is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) and (APB 28-1) (codified as ASC 825). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends guidance previously referenced as APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted as of June 30, 2009 and did not have a material impact on the Company’s consolidated financial statement disclosures.

In September 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset Value Per Share. The Company adopted this standard as of December 31, 2009 and it did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements relating to revenue recognition for arrangements with multiple deliverables that do not fall under ASC 605-985. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company on January 1, 2011. The Company is currently assessing the impact this Statement will have on its consolidated financial statements.

Reclassifications

During 2009, the Company refined the definition of its cost of software licenses fees in order to better conform to industry practice. The Company’s definition of cost of software license fees has been revised to include third-party software royalties as well as the amortization of purchased and developed software for resale. Previously, cost of software license fees also included certain costs associated with maintaining software products that have already been developed and directing future product development efforts. These costs included human resource costs and other incidental costs related to product management, documentation, publications and education. These costs have now been reclassified to research and development and cost of maintenance and services. As a result of this change in definition of cost of software license fees, the Company reclassified $2.7 million, $0.2 million, and $1.6 million to the cost of maintenance and services from the cost of software license fees in the accompanying consolidated statements of operations for the year ended December 31, 2008, three months ended December 31, 2007, and year ended September 30, 2007. The Company reclassified $30.5 million, $6.6 million, and $20.6 million to research and development from cost of software license fees in the accompanying consolidated statements of operations for the year ended December 31, 2008, three months ended December 31, 2007, and year ended September 30, 2007. Additionally, $5.0 million of third-party royalties have been reclassified from cost of maintenance and services to cost of software for the year ended December 31, 2008 to conform to the current period presentation.

Also for the year ended December 31, 2009, the Company reported depreciation and amortization expense (excluding amortization of purchased and developed software for resale) as a separate line item in the consolidated statements of operations. Previously, depreciation and amortization was allocated to functional line items of the consolidated statement of operations rather than being reported as a separate line item. As a result of disclosing depreciation and amortization as a separate line item, the Company reclassified $4.4 million from cost of software licenses fees, $5.4 million from cost of maintenance and services, $0.5 million from research and development, $0.8 million from selling and marketing, and $5.5 million from general and administrative for the year ended December 31, 2008. The Company reclassified $0.9 million from cost of software licenses fees, $1.4 million from cost of maintenance and services, $0.1 million from research and development, $0.1 million from selling and marketing, and $1.4 million from general and administrative for the three months ended December 31, 2007. The Company reclassified $2.6 million from cost of software licenses fees, $3.9 million from cost of maintenance and

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, $0.4 million from research and development, $0.3 million from selling and marketing, and $4.5 million from general and administrative for the year ended September 30, 2007.

These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total expenses or net income (loss) for the prior periods presented.

2.	Acquisitions

Fiscal 2009 Acquisition

Euronet Essentis Limited

On November 17, 2009, the Company acquired certain intellectual property, trade names, customer contracts and working capital of Essentis, a division of Euronet Worldwide, Inc. Essentis, based in Watford, England, is a provider of card issuing and merchant acquiring solutions around the world.

The aggregate purchase price of Essentis was 3.9 million British pounds sterling (approximately $6.6 million), after working capital adjustments as outlined in the purchase agreement. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets. In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the fourth quarter (in thousands, except weighted-average useful lives):

		Weighted-Average
	Amount	Useful Lives

Current assets	$668
Noncurrent assets:
Property and equipment	302
Goodwill	1,539
Intellectual property rights	2,758	5 years
Customer contracts	1,999	9 years
Trade name	276	5 years

Total assets acquired	7,542

Current liabilities acquired	(968)

Net assets acquired	$6,574

Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the company. Pro forma results are not presented because they are not material.

Fiscal 2007 Acquisitions

Visual Web Solutions, Inc.

On February 7, 2007, the Company acquired Visual Web, a provider of international trade finance and web-based cash management solutions, primarily to financial institutions in the Asia/Pacific region. These solutions complement and have been integrated with the Company’s U.S.-centric cash management and online banking solutions to create a more complete international offering. Visual Web had wholly-owned subsidiaries in Singapore for sales and customer support and in Bangalore, India for product development and services.

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

During the year ended September 30, 2007, the Company adjusted the initial purchase price allocation resulting in an increase in goodwill of $0.5 million, net due to tax contingencies. The finalization of the purchase price allocation may result in certain adjustments to the preliminary amounts including tax contingencies and escrow settlements. Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) include the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company. Pro forma results are not presented because they are not material.

Stratasoft Sdn Bhd

On April 2, 2007, the Company acquired Stratasoft, a provider of electronic payment solutions in Malaysia. This acquisition compliments the Company’s strategy to move to a direct sales model in selected markets in Asia.

The financial operating results of Stratasoft beginning April 2, 2007 have been included in the consolidated financial results of the Company.

The aggregate purchase price of Stratasoft, including direct costs of the acquisition, was $2.5 million, net of $0.7 million of cash acquired. During the year ended December 31, 2009, the Company paid an additional amount of $0.5 million to the sellers as Stratasoft achieved certain financial targets set forth in the purchase agreement for the year ended December 31, 2008.

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

During the year ended September 30, 2007, the Company adjusted the initial purchase price allocation resulting in an increase in goodwill of $0.1 million, net due to tax contingencies. Factors contributing to the purchase price which resulted in the recognized goodwill (none of which will be tax deductible) included the acquisition of management, sales, and technology personnel with the skills to develop and market new products of the Company. Pro forma results are not presented because they are not material.

3.	Property and Equipment

As of December 31, 2009 and 2008, net property and equipment, which includes assets under capital leases primarily in computer and office equipment, consisted of the following (in thousands):

	December 31,
	2009	2008

Computer and office equipment(1)	$32,633	$31,057
Furniture and fixtures	10,558	11,284
Leasehold improvements	6,624	6,335
Vehicles and other	135	258

	49,950	48,934
Less: accumulated depreciation and amortization	(32,380)	(29,513)

Property and equipment, net	$17,570	$19,421

(1)	Includes $2.6 and $1.2 million of computer and office equipment under capital lease for the years ended December 31, 2009 and 2008, respectively.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates, and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is amortized, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the consolidated statement of operations. Discount rates used are based on credit-adjusted risk-free interest rates. Based on our current lease commitments, obligations are required to be settled commencing during fiscal year 2010 and ending during fiscal year 2016. Revisions to these obligations may be required if our estimates of restoration costs change. At December 31, 2009 and 2008, we had obligations of $1.7 and $1.3 million, respectively, recorded in other non-current liabilities in the accompanying consolidated balance sheet.

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

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2009 and 2008, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total

Gross Balance prior to December 31, 2007	$187,153	$49,606	$17,443	$254,202
Total impairment prior to December 31, 2007	(47,432)	—	—	(47,432)

Balance, December 31, 2007	139,721	49,606	17,443	206,770
Foreign currency translation adjustments	(546)	(6,223)	(381)	(7,150)
Additions — S2 Systems, Inc.(1)	155	—	—	155
Additions — Visual Web(2)	—	—	211	211

Balance, December 31, 2008	139,330	43,383	17,273	199,986
Foreign currency translation adjustments	479	1,924	449	2,852
Additions — Stratasoft(3)	—	—	473	473
Additions — acquisition of Essentis(4)	—	1,539	—	1,539

Balance, December 31, 2009	$139,809	$46,846	$18,195	$204,850

(1)	Adjustment to S2 Systems, Inc. acquisition relates to contingency payments made in accordance with the purchase agreement.

(2)	Visual Web purchase accounting adjustment relates to an adjustment to tax contingencies.

(3)	Adjustment to Stratasoft acquisition relates to earn out payment made in accordance with the purchase agreement.

(4)	Addition relates to goodwill acquired during the acquisition of Essentis.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is assessed for impairment on October 1st at the reporting unit level. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. During the years ended December 31, 2009, and 2008, the Company performed an impairment test for each reporting unit. No impairment losses were recognized for the years reported.

5.	Software and Other Intangible Assets

At December 31, 2009, software net book value totaled $30.0 million, net of $37.9 million of accumulated amortization. Included in this amount is software marketed for external sale of $18.6 million. The remaining software net book value of $11.4 million is comprised of various software that has been acquired or developed for internal use. The Company added intellectual property assets of $2.8 million, from the acquisition of Essentis during the year ended December 31, 2009.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software for resale amortization expense recorded during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007 totaled $5.7 million, $5.4 million, $1.3 million and $5.2 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations. Amortization of software for internal use recorded during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007 totaled $5.5 million, $3.7 million, $0.7 million and $2.9 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

Customer relationships	$41,636	$(19,727)	$21,909	$39,020	$(15,333)	$23,687
Purchased contracts	11,179	(7,030)	4,149	11,030	(5,081)	5,949
Trademarks and tradenames	2,526	(1,711)	815	2,236	(1,592)	644
Covenant not to compete	74	(41)	33	1,537	(1,470)	67

	$55,415	$(28,509)	$26,906	$53,823	$(23,476)	$30,347

The Company added other intangible assets of $2.2 million, from the acquisition of Essentis during the year ended December 31, 2009. Other intangible assets amortization expense recorded during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007 totaled $6.1 million, $6.4 million, $1.6 million, and $6.5 million, respectively. Based on capitalized intangible

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets at December 31, 2009, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

	Software	Other Intangible
Fiscal Year Ending December 31,	Amortization	Assets Amortization

2010	$12,405	$6,347
2011	9,035	5,993
2012	6,489	4,922
2013	1,759	4,667
2014	349	2,864
Thereafter	—	2,113

Total	$30,037	$26,906

6.	Debt

Long-term Credit Facility

In connection with funding the purchase of P&H Solutions, Inc., on September 29, 2006 the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The Company has the option to increase the aggregate principal amount to $200 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company.

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

On October 5, 2006, the Company exercised its right to convert the rate on its initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at December 31, 2009 was 1.0%. On July 18, 2007 the Company entered into an interest rate swap with a commercial bank to fix the interest rate. See Note 7, “Derivative Instruments and Hedging Activities”, for details. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on the Company’s leverage ratio. The initial principal borrowings of $75 million were outstanding at December 31, 2009. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. In connection with the borrowing, the Company incurred debt issue costs of $1.7 million.

The credit facility contains certain affirmative and negative covenants including certain financial measurements. The facility also provides for certain events of default. At December 31, 2009 and December 31, 2008, (and at all times during these periods) the Company was in compliance with its debt covenants. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as non-current in the accompanying consolidated balance sheet.

On August 27, 2007, the Company entered into an amendment to its credit agreement with Wachovia Bank which amended the definition of consolidated EBITDA, as it relates to the calculation for the Company’s debt covenants, to exclude certain non-recurring items, and to incorporate the change in the Company’s fiscal year end to a calendar year, effective January 1, 2008.

At December 31, 2009, the fair value of the Company’s long-term credit facility approximates its carrying value.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivative Instruments and Hedging Activities

The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate, (LIBOR).

At December 31, 2009, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolver facility that matures on September 29, 2011. The variable-rate benchmark is 3-month LIBOR — see Note 6, “Debt”.

During the year ended September 30, 2007, the Company entered into interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates as follows:

•	On July 18, 2007, the Company entered into an interest rate swap with a commercial bank whereby the Company pays a fixed rate of 5.375% and receives a floating rate indexed to the 3-month LIBOR (5.36% at inception) from the counterparty on a notional amount of $75 million with re-pricing of the variable rate quarterly. The swap effective date was July 20, 2007 and terminates on October 4, 2010. Net cash settlement payments occurred quarterly on the 4th of each October, January, April and July commencing October 4, 2007, through and including the termination date. During the year ended December 31, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended the interest rate swap on the $75 million notional amount from the 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of or the accounting for the interest rate swap. The fair value liability at December 31, 2009 of this swap was $2.3 million.

•	On August 16, 2007, the Company entered into a forward starting interest rate swap with a commercial bank whereby the Company pays a fixed rate of 4.90% and receives a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of forecasted borrowings of $50 million with re-pricing of the variable rate quarterly. The swap effective date was October 4, 2007 and terminates on October 4, 2010. Net cash settlement payments occur quarterly on the 4th of each January, April, July and October commencing January 4, 2008, through and including the termination date. The fair value liability at December 31, 2009 of this swap was $3.0 million.

Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap currently qualifies for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps of $1.6 million, $5.8 million, $2.5 million, and $2.1 million for the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 31, 2007, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations. Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)

Fair value, December 31, 2007	$(4,552)
Net settlement payments	1,728
Loss recognized in earnings	(5,800)

Fair value, December 31, 2008	(8,624)
Net settlement payments	4,993
Loss recognized in earnings	(1,640)

Fair value, December 31, 2009	$(5,271)

As of December 31, 2009, the $5.3 million fair value liability is recorded in other current liabilities in the accompanying consolidated balance sheet.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net settlements are measured monthly and paid quarterly for the $50 million swap and paid monthly for the $75 million swap. The net settlements are recorded in other income (expense) in the accompanying consolidated statements of operations. Included in the $5.3 million fair value at December 31, 2009, is approximately $0.8 million of net settlement obligations paid by the Company subsequent to December 31, 2009.

8.	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (previous GAAP guidance was SFAS No. 157, Fair Value Measurements (“SFAS 157”)), for financial assets and financial liabilities. ASC 820 (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The Company utilizes valuation models prepared by a third-party with observable market data inputs to assist management in estimating the fair value of its interest rate swaps.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at
	Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$—	$8,624	$—

Total liabilities as of December 31, 2008	$—	$8,624	$—

Derivative liabilities	$—	$5,271	$—

Total liabilities as of December 31, 2009	$—	$5,271	$—

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

The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At December 31, 2009, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.

9.	Corporate Restructuring and Other Reorganization Charges

We summarize the components of corporate restructuring and other reorganization charges in the following table (amounts in thousands):

Termination
Benefits

Balance, December 31, 2007	$1,397
Additional restructuring charges incurred	5,888
Amounts paid during the period	(4,697)
Other(1)	(41)

Balance, December 31, 2008	2,547
Additional restructuring charges incurred	2,870
Adjustments to recognized liabilities	181
Amounts paid during the period	(5,155)
Other(1)	(131)

Balance, December 31, 2009	$312

(1)	Other includes the impact of foreign currency translation.

At December 31, 2009 and 2008, the liabilities were classified as short-term in accrued employee compensation in the accompanying consolidated balance sheets. See Note 19, “International Business Machines Corporation Information Technology Outsourcing Agreement” for additional severance charges incurred.

2009

During the year ended December 31, 2009, the Company reduced its headcount by 120 employees as a part of its plan to reduce operating expenses. In connection with these actions, during the year ended December 31, 2009, approximately $2.9 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statement of operations. The charges, by segment, were as follows for the year ended December 31, 2009: $1.5 million in the Americas segment, $1.1 million in the EMEA segment, and $0.3 million in the Asia/Pacific segment. Approximately $2.6 million of these termination costs were paid during the year ended December 31, 2009. The remaining liability is expected to be paid over the next 12 months.

2008

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

10.	Common Stock, Treasury Stock and Earnings Per Share

The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,082,180 shares for approximately $168 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $42 million as of December 31, 2009.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended September 30, 2007 included 10,343 shares issued pursuant to stock option exercises and 1,483 for earned performance shares. Treasury shares issued during the three month period ended December 31, 2007 included 51,160 shares issued pursuant to stock option exercises. Treasury shares issued during the year ended December 31, 2008 included 311,640 and 471,400 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2009 included 150,134 and 23,500 shares issued pursuant to stock option exercises and restricted share award grants, respectively.

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

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Weighted average share outstanding:
Basic weighted average shares outstanding	34,368	34,498	35,700	36,933
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	186	297	—	—

Diluted weighted average shares outstanding	34,554	34,795	35,700	36,933

For the year ended December 31, 2009, 5.6 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive. For the year ended December 31, 2008, 5.8 million options to purchase shares and contingently issuable shares and common stock warrants were excluded from the diluted net income as their effect would be anti-dilutive. For the three months ended December 31, 2007, 3.9 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income (loss) per share computation due to the net loss. For the year ended September 30, 2007, 4.0 million options to purchase shares, restricted share awards and contingently issuable shares were excluded from the diluted net income (loss) per share computation due to the net loss.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Foreign currency transaction gains (losses)	$(5,275)	$13,814	$1,890	$(1,915)
Loss on interest rate swap	(1,640)	(5,800)	(2,475)	(2,077)
Gain on transfer of assets under contractual obligations (Note 16)	1,049	219	386	404
Other	(782)	14	(135)	(152)

Total	$(6,648)	$8,247	$(334)	$(3,740)

12.	Segment Information

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated segment support expenses such as global product delivery, business operations, and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

			Three Months
	Years Ended		Ended	Year Ended
	December 31,		December 31,	September 30,
	2009	2008	2007	2007

Revenues:
Americas	$222,952	$207,350	$49,618	$195,775
EMEA	137,061	169,046	43,094	133,776
Asia/Pacific	45,742	41,257	8,570	36,667

	$405,755	$417,653	$101,282	$366,218

Depreciation and amortization expense:
Americas	$15,759	$15,705	$3,712	$14,292
EMEA	4,986	4,566	1,127	5,112
Asia/Pacific	2,982	1,779	381	1,099

	$23,727	$22,050	$5,220	$20,503

Stock-based compensation expense (recovery):
Americas	$3,804	$3,895	$46	$4,033
EMEA	2,165	2,689	(46)	2,759
Asia/Pacific	1,676	1,304	(5)	777

	$7,645	$7,888	$(5)	$7,569

Operating income (loss):
Americas	$42,344	$21,714	$2,883	$14,578
EMEA	6,963	2,140	403	(16,942)
Asia/Pacific	(7,737)	(2,141)	(434)	4,783

	$41,570	$21,713	$2,852	$2,419

	December 31,
	2009	2008

Long-lived assets:
Americas — United States	$184,295	$190,940
Americas — Other	4,306	3,594
EMEA	79,491	77,205
Asia/Pacific	21,865	21,660

	$289,957	$293,399

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008

Total assets:
Americas — United States	$345,304	$314,296
Americas — Other	15,718	14,506
EMEA	187,356	178,085
Asia/Pacific	41,665	45,955

	$590,043	$552,842

Additionally, the Company offers five primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Retail payment engines	$255,193	$263,641	$62,818	$230,003
Wholesale payments	72,608	78,857	16,204	64,155
Risk management	25,521	17,058	2,790	14,797
Payments management/Back Office	15,272	18,871	4,794	16,995
Application services solutions	37,161	39,226	14,676	40,268

Total	$405,755	$417,653	$101,282	$366,218

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the year ended December 31, 2009 and the year ended September 30, 2007. Aggregate revenues attributable to customers in the United Kingdom accounted for 12.7% and 14.9% of the Company’s consolidated revenues during the year ended December 31, 2008 and the three months ended December 31, 2007. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2009 and 2008, the three months ended December 31, 2007, and the year ended September 30, 2007.

During the year ended December 31, 2009 and 2008, the three month period ended December 31, 2007 and the year ended September 30, 2007, revenues in the United States accounted for approximately $172.7 million, $156.6 million, $36.0 million, and $138.1 million, respectively, of consolidated revenue.

13.	Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, totaled 77,011, 101,671, and 78,932, respectively. No shares were issued under the ESPP during fiscal 2007 while the Company was not current with its filings with the SEC.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 (SFAS No. 123(R)) and exceeds the Company’s estimated cost of

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP in the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007, and the year ended September 30, 2007 was approximately $0.2 million, $0.2 million, $0.1 million, and $0.3 million, respectively.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Program

On August 1, 2001, the Company announced a voluntary stock option exchange program (the “Exchange Program”) offering to exchange all outstanding options to purchase shares of the Company’s common stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans by August 29, 2001. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of common stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of common stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. With the exception of three employee grants, the exercise price of the replacement options was the fair market value of the common stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). Under ASC 718 (previous GAAP reference was APB Opinion No. 25), non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. For three employees, the cancellation of their awards were within the six months and one day waiting period and were, therefore, treated as variable awards when they were reissued on March 4, 2002. Under the variable method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. The new shares had a service period of 18 months beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vested 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, for fixed plan accounting.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Number of	Exercise	Term	of In-the-Money
	Shares	Price ($)	(Years)	Options ($)

Outstanding, September 30, 2006	3,459,090	$18.24
Granted	901,496	33.99
Exercised	(10,343)	9.29
Forfeited	(129,126)	30.58
Expired	(512,686)	13.25

Outstanding, September 30, 2007	3,708,431	22.35
Granted	—	—
Exercised	(51,160)	10.75
Forfeited	(15,000)	34.97
Expired	(51,946)	25.20

Outstanding, December 31, 2007	3,590,325	22.43
Granted	551,700	17.46
Exercised	(311,640)	12.33
Forfeited	(307,866)	31.58
Expired	(94,222)	23.48

Outstanding, December 31, 2008	3,428,297	21.69
Granted	505,183	16.17
Exercised	(150,134)	12.06
Forfeited	(125,606)	31.98
Expired	(100,867)	29.82

Outstanding, December 31, 2009	3,556,873	$20.72	6.12	$5,536,213
Exercisable, December 31, 2009	2,104,477	$20.68	5.01	$4,821,818

At December 31, 2009 we expect that that 94% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2008, and September 30, 2007 was $8.59, $9.62, and $17.41, respectively. No stock options were granted during the three month period ended December 31, 2007. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, the three months ended December 31, 2007, and the year ended September 30, 2007 was $0.8, $1.7 million, $0.6 million, and $0.2 million, respectively.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718 (SFAS No. 123(R)), with the following weighted-average assumptions:

			Year Ended
	Years Ended December 31,		September 30,
	2009	2008	2007

Expected life (years)	6.0	6.2	5.4
Risk-free interest rate	3.0%	3.1%	4.9%
Expected volatility	53.2%	54.9%	50.4%
Expected dividend yield	—	—	—

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

During the year ended September 30, 2007, pursuant to the Company’s 2005 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”). These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the Company’s 60-month backlog as determined and defined by the Company, (ii) the compound annual growth over the Performance Period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the Performance Period in the total revenues as reported in the Company’s consolidated financial statements. In no event will any of the LTIP Performance Shares become earned if the Company’s earnings per share is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the Performance Period in the Company’s 60-month backlog, diluted earnings per share and total revenues. Management must evaluate, on a quarterly basis, the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Through September 30, 2007, the Company had accrued compensation costs assuming an attainment level of 110% for awards granted in 2005 and 2006. During the three months ended December 31, 2007, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company did not expect to achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2005 and 2006 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in 2005 and 2006 during the three months ended December 31, 2007. The Company did not achieve the predetermined earnings per share minimum threshold level as of September 30, 2008; therefore, the LTIP Performance Shares granted in 2005 and 2006 were not earned and were not issued.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through September 30, 2008, the Company had accrued compensation costs assuming an attainment level of 100% for the awards granted during the year ended September 30, 2007. During the three months ended December 31, 2008, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company did not expect to achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2007 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in fiscal 2007 during the three months ended December 31, 2008. These awards expired on December 31, 2009.

During the year ended December 31, 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the Performance Period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s revenue growth or contribution margin is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined revenue growth and contribution margin threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the nonvested LTIP Performance shares is as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value

Nonvested at September 30, 2006	219,150	$28.99
Granted	174,947	34.25
Vested	—	—
Change in expected attainment for 2005 and 2006 grants	(55,260)	28.98
Forfeited or expired	(26,720)	28.91

Nonvested at September 30, 2007	312,117	31.95
Granted	—	—
Vested	—	—
Change in expected attainment for 2005 and 2006 grants	(132,110)	29.00
Forfeited or expired	(5,060)	29.10

Nonvested at December 31, 2007	174,947	34.25
Granted	—	—
Vested	—	—
Change in expected attainment for 2007 grants	(139,891)	34.24
Forfeited or expired	(35,056)	34.30

Nonvested at December 31, 2008	—	—
Granted	216,150	16.52
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2009	216,150	$16.52

During the years ended December 31, 2009 and 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). These awards have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested RSAs are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value

Nonvested at December 31, 2007	—	$—
Granted	471,400	17.95
Vested	—	—
Forfeited or expired	(9,000)	17.17

Nonvested at December 31, 2008	462,400	17.97
Granted	23,500	16.65
Vested	(115,602)	17.97
Forfeited or expired	(55,750)	17.54

Nonvested at December 31, 2009	314,548	$17.94

As of December 31, 2009, there were unrecognized compensation costs of $8.0 million related to nonvested stock options that the Company expects to recognize over a weighted-average period of 2.3 years. As of December 31, 2009, there were unrecognized compensation costs of $4.3 million related to nonvested RSAs that the Company expects to recognize over a weighted-average period of 2.6 years. As of December 31, 2009, there were unrecognized compensation costs of $3.3 million related to nonvested LTIPs that the Company expects to recognize over a weighted-average period of 2.9 years.

Excluding the impact of the reversals of compensation expense for the LTIP Performance Shares, the Company recorded stock-based compensation expenses recognized under ASC 718 (SFAS No. 123(R)) during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007 and the year ended September 30, 2007 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $7.6 million, $10.0 million, $2.1 million, and $7.6 million, respectively, with corresponding tax benefits of $3.0 million, $3.6 million, $0.8 million, and $2.9 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

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

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of ACI. Participants may contribute up to 100% of their pretax annual compensation up to a maximum of $16,500 (for employees who are

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the age of 50 on December 31, 2009) or a maximum of $21,500 (for employees aged 50 or older on December 31, 2009). The Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007 and the year ended September 30, 2007 were $2.9 million, $3.0 million, $0.6 million, and $2.9 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the years ended December 31, 2009 and 2008, the three month period ended December 31, 2007 and the year ended September 30, 2007 were $1.4 million, $1.8 million, $0.5 million, and $1.9 million, respectively.

15.	Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

United States	$22,020	$29,276	$1,527	$17,061
Foreign	11,088	(1,720)	365	(20,944)

Total	$33,108	$27,556	$1,892	$(3,883)

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Federal
Current	$9,964	$3,009	$5,953	$2,153
Deferred	(3,259)	6,712	(4,699)	2,887

Total	6,705	9,721	1,254	5,040
State
Current	1,415	1,951	376	2,256
Deferred	(2,356)	(1,418)	(201)	(50)

Total	(941)	533	175	2,206
Foreign
Current	6,465	4,489	1,959	(1,861)
Deferred	1,253	2,231	520	(137)

Total	7,718	6,720	2,479	(1,998)

Total	$13,482	$16,974	$3,908	$5,248

Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

			Three Months
			Ended	Year Ended
	Years Ended December 31,		December 31,	September 30,
	2009	2008	2007	2007

Tax expense at federal rate of 35%	$11,588	$9,645	$662	$(1,357)
State income taxes, net of federal benefit	(293)	241	29	1,434
Increase (decrease) in valuation allowance	(723)	898	(83)	(1,845)
Foreign tax rate differential	5,589	7,020	2,713	7,508
Research and development credits	(587)	(195)	(49)	(195)
Extraterritorial income exclusion	—	—	—	(70)
Manufacturing deduction	(221)	(376)	(65)	—
Tax effect of foreign operations	(2,359)	—	—	—
Other	488	(259)	701	(227)

Income tax provision	$13,482	$16,974	$3,908	$5,248

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2009	2008

Current net deferred tax assets:
Impairment of investments	$—	$4,754
Allowance for uncollectible accounts	204	310
Deferred revenue	4,255	6,053
Alliance deferred costs	4,397	—
Interest rate swaps	1,608	1,779
U.S. net operating loss carryforwards	1,418	2,098
Compensation	6,494	3,618
Other	577	805

Total current deferred tax assets	18,953	19,417
Less: valuation allowance	(1,494)	(2,412)

Net current deferred tax assets	$17,459	$17,005

Noncurrent net deferred tax assets:
Noncurrent deferred tax assets
Foreign tax credits	$8,849	$2,869
General business credits	1,926	2,817
U.S. net operating loss carryforwards	39	2,156
Stock based compensation	8,641	7,410
Foreign net operating loss carryforwards	6,511	7,759
Capital loss carryforwards	3,235	—
Deferred revenue	7,326	3,805
Interest rate swaps	—	1,176
Alliance deferred costs	9,236	7,972
FIN 48 adoption	1,103	1,103
Other	279	967

Total noncurrent deferred tax assets	47,145	38,034

Noncurrent deferred tax liabilities
Depreciation and amortization	(12,189)	(16,939)

Total noncurrent deferred tax liabilities	(12,189)	(16,939)

Less: valuation allowance	(8,932)	(10,287)

Net noncurrent deferred tax assets (liabilities)	$26,024	$10,808

Amounts reflected in the above table for the year ended December 31, 2008 have been reclassified for comparability purposes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2009, the Company decreased its valuation allowance by $2.3 million.

The Company had domestic net operating loss carryforwards (“NOLs”) for tax purposes of $4.0 million at December 31, 2009 relating to the pre-acquisition periods of acquired companies, which begin to expire in 2022.

At December 31, 2009, the Company had foreign tax NOLs of $24.7 million, of which $11.5 million may be utilized over an indefinite life, with the remainder expiring over the next 15 years. The Company has provided a $4.9 million valuation allowance against the tax benefit associated with these NOLs.

At December 31, 2009, the Company had domestic capital loss carryforwards of $8.9 million for which a full valuation allowance has been provided. The Company had foreign capital loss carryforwards for tax purposes of $0.5 million for which a full valuation allowance has been provided. The domestic losses expire in 2014 and the foreign losses are available indefinitely to offset future capital gains.

The Company had U.S. foreign tax credit carryforwards at December 31, 2009 of $4.5 million, which will begin to expire in 2019. The Company also had domestic general business credit carryforwards at December 31, 2009 of $1.9 million relating to the pre-acquisition periods of acquired companies, which will begin to expire in 2022. Approximately $0.1 million of these credits are alternative minimum tax (“AMT”) credits which have an indefinite carryforward life.

At December 31, 2009, the Company had tax credits associated with various foreign subsidiaries of $1.5 million. The Company has provided a $1.2 million valuation allowance related to these tax credits.

The Company adopted the provisions of FIN 48 and FSP FIN 48-1 (now codified as ASC 740) effective October 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48 (ASC 740), the Company recognized a decrease to retained earnings of $3.3 million, which included at October 1, 2007 an increase of $2.7 million in net unrecognized tax benefits. The unrecognized tax benefit at December 31, 2009 and December 31, 2008 was $10.9 million and $11.5 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $7.9 million and $9.0 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2009	2008

Balance of unrecognized tax benefits at beginning of year	$11,535	$14,971
Increases for tax positions of prior years	5,469	324
Decreases for tax positions of prior years	(4,327)	(3,621)
Increases for tax positions established for the current period	19	1,209
Decreases for settlements with taxing authorities	(299)	(823)
Reductions resulting from lapse of applicable statute of limitation	(1,602)	(174)
Adjustment resulting from foreign currency translation	121	(351)

Balance of unrecognized tax benefits at end of year	$10,916	$11,535

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the unrecognized tax benefits for the three-month period from adoption of FIN 48 (codified as ASC 740) through December 31, 2007 was immaterial and, therefore, is not presented in the above table.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following fiscal year 2004 are open for audit. In the United Kingdom, the Company’s tax returns for the years following 2003 are open for audit, while in Canada, the Company’s tax returns for years following 2001 are open for audit.

The Internal Revenue Service has concluded the fieldwork portion of their audit of the Company’s fiscal year 2005 and 2006 income tax returns. The Company does not expect any adjustments from this audit that would have a material effect on the Company’s financial statements. The Company’s Canadian income tax returns covering fiscal years 2002 through 2005 are under audit by the Canada Revenue Agency. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $6.7 million due to the expiration of statutes of limitations and the settlement of various audits. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2009 and December 31, 2008, $2.0 million and $1.5 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the Statement of Operations in 2009 and 2008 is $0.3 million and $0.4 million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $41.1 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2009, the Company sold its right to further payments on the note receivable to a third-party for $1.0 million, which was recorded as a pretax gain.

17.	Commitments and Contingencies

In accordance with ASC 460, Guarantees (previous GAAP reference was FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), the Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under its customer agreements, the Company may agree to indemnify, defend and hold harmless its customers from and against certain losses, damages and costs arising from claims alleging that the use of its software infringes the intellectual property of a third party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and accordingly, the Company has not recorded a liability relating to such provisions.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total operating lease expense for the years ended December 31, 2009 and 2008, three month period ended December 31, 2007, and year ended September 30, 2007 was $17.2 million, $18.7 million, $5.2 million, and $15.4 million, respectively.

Capital Leases

The Company leases certain property under capital lease agreements that expire during various years through 2013. The long term portion of capital leases is included in long term liabilities. Amortization expense of assets under capital lease is included in depreciation expense.

Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending December 31,	Leases	Leases	Total

2010	$765	$9,422	$10,187
2011	765	7,264	8,029
2012	638	5,824	6,462
2013	284	5,134	5,418
2014	—	4,360	4,360
Thereafter	—	30,450	30,450

Total minimum lease payments	$2,452	$62,454	$64,906

Amount representing interest	(315)

Present value of minimum lease payments	$2,137

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	International Business Machines Corporation Alliance

On December 16, 2007, the Company entered into an Alliance Agreement (“Alliance”) with IBM relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No. 1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years. At the date of issuance, the Company utilized a valuation model prepared by a third-party to assist management in estimating the fair value of the common stock warrants.

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2009 and 2008. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and was recorded in the Alliance agreement liability at December 31, 2007.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheets as of December 31, 2009 and 2008. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2009 and 2008, $20.7 million is refundable subject to achievement of future milestones. No additional payments were received in 2009 relating to Amendment No. 1 of this agreement.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with ASC 985-20, Software — Cost of Software to be Sold, Leased, or Marketed (previous GAAP reference was SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed), when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable. During the year ended December 31, 2009, the Company incurred $11.0 million of costs related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 (SFAS 86) in the accompanying consolidated balance sheet as of December 31, 2009, and a reduction of operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability

Balance, December 31, 2007	$9,331
IBM payment	37,333
Technical enablement milestone payments	5,100
Costs related to fulfillment of technical enablement milestones	(8,242)

Balance, December 31, 2008	43,522
Costs related to fulfillment of technical enablement milestones	(11,035)

Balance, December 31, 2009	$32,487

Of the $32.5 million Alliance agreement liability, $10.5 million is short-term and $22.0 million is long-term in the accompanying consolidated balance sheet as of December 31, 2009.

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

In addition, IBM is providing the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Transition Services”). The Company currently expects the Transition Services to be completed approximately 18 months after the effective date of the Outsourcing Agreement and to pay IBM approximately $8 million for the Transition Services over a period of five years. These Transition Services will be recognized as incurred based on the capital or expense nature of the cost. The Company has expensed approximately $0.1 million and $6.6 million for Transition Services during the years ended December 31, 2009 and 2008, respectively, that are included in general and administrative expenses in the accompanying consolidated statement of operations. Of the $6.7 million recognized since the agreement, approximately $2.3 million has been paid, approximately $3.0 million is included in other noncurrent liabilities and $1.4 million is included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2009. The Company incurred an additional $0.9 million of staff augmentation costs related to the Transition Services during the year ended December 31, 2008, that are included in general and administrative expenses in the accompanying consolidated statement of operations. No staff augmentation costs were incurred in 2009. The Company incurred an additional $0.2 million and $0.1 million of datacenter moving costs related to the Transition Services during the years ended December 31, 2009 and 2008, respectively, that are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company. During the year ended December 31, 2008 $1.8 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations. The charges by segment were as follows: $1.5 million in the Americas segment, $0.1 million in the EMEA segment, and $0.2 million in the Asia Pacific segment. No additional termination costs were incurred in 2009 related to the IBM outsourcing agreement.

Termination
Benefits

Balance, December 31, 2007	$—
Additional restructuring charges incurred	1,836
Amounts paid during the period	(1,192)
Other(1)	(179)

Balance, December 31, 2008	465
Amounts paid during the period	(389)
Other(1)	1

Balance, December 31, 2009	$77

(1)	Includes the impact of foreign currency translation.

As of December 31, 2009, $0.1 million is accrued in accrued employee compensation for these termination costs in the accompanying consolidated balance sheet. The Company anticipates that these amounts will be paid by the end of fiscal 2010.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software license fees	$57,461	$40,714	$27,116	$31,178
Maintenance fees	37,089	34,862	33,346	31,440
Services	31,361	28,885	26,708	25,595

Total revenues	125,911	104,461	87,170	88,213

Expenses:
Cost of software license fees(1)	3,818	3,936	3,833	3,167
Cost of maintenance and services(1)	29,757	27,959	27,955	27,222
Research and development	18,530	20,071	19,932	18,973
Selling and marketing	16,269	14,911	15,511	15,108
General and administrative	17,811	21,064	18,865	21,504
Depreciation and amortization	4,756	4,577	4,310	4,346

Total expenses	90,941	92,518	90,406	90,320

Operating income (loss)	34,970	11,943	(3,236)	(2,107)
Other income (expense):
Interest income	178	117	446	301
Interest expense	(1,073)	(488)	(526)	(769)
Other, net	(1,929)	16	(3,615)	(1,120)

Total other income (expense)	(2,824)	(355)	(3,695)	(1,588)

Income (loss) before income taxes	32,146	11,588	(6,931)	(3,695)
Income tax expense	12,585	3,829	(3,369)	437

Net income (loss)	$19,561	$7,759	$(3,562)	$(4,132)

Earnings (loss) per share
Basic(2)	$0.58	$0.23	$(0.10)	$(0.12)
Diluted(2)	$0.57	$0.23	$(0.10)	$(0.12)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance and services excludes charges for depreciation.

(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2009 due to rounding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software license fees	$46,797	$46,460	$38,214	$37,739
Maintenance fees	31,748	33,963	32,867	31,437
Services	30,666	28,137	38,138	21,487

Total revenues	109,211	108,560	109,219	90,663

Expenses:
Cost of software license fees	3,414	3,588	3,248	2,596
Cost of maintenance and services	24,450	31,320	33,698	27,619
Research and development	14,997	19,170	21,106	20,577
Selling and marketing	15,907	18,450	22,215	16,664
General and administrative	26,691	28,889	23,481	21,211
Depreciation and amortization	4,180	4,185	4,212	4,072

Total expenses	89,639	105,602	107,960	92,739

Operating income (loss)	19,572	2,958	1,259	(2,076)
Other income (expense):
Interest income	678	635	703	593
Interest expense	(1,460)	(1,149)	(1,038)	(1,366)
Other, net	5,172	932	2,333	(190)

Total other income (expense)	4,390	418	1,998	(963)

Income (loss) before income taxes	23,962	3,376	3,257	(3,039)
Income tax expense (benefit)	11,024	1,659	2,429	1,862

Net income (loss)	$12,938	$1,717	$828	$(4,901)

Earnings (loss) per share
Basic	$0.38	$0.05	$0.02	$(0.14)
Diluted	$0.37	$0.05	$0.02	$(0.14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)

By:	/s/ Philip G. Heasley
Philip G. Heasley
President and Chief Executive Officer
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip G. Heasley Philip G. Heasley	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2010

/s/ Scott W. Behrens Scott W. Behrens	Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer (principal financial officer)	February 26, 2010

/s/ Harlan F. Seymour Harlan F. Seymour	Chairman of the Board and Director	February 26, 2010

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	February 26, 2010

/s/ Jan H. Suwinski Jan H. Suwinski	Director	February 26, 2010

/s/ John D. Curtis John D. Curtis	Director	February 26, 2010

/s/ John M. Shay Jr. John M. Shay Jr.	Director	February 26, 2010

/s/ James C. McGroddy James C. McGroddy	Director	February 26, 2010

/s/ John E. Stokely John E. Stokely	Director	February 26, 2010