Form 10-Q/A
period 2009-06-30
ACI WORLDWIDE, INC.
filed 2010-04-29
CIK 935036

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
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009, there were 34,020,096 shares of the registrant’s common stock outstanding.

Explanatory Note
ACI Worldwide, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed on August 7, 2009 (the “Original Report”), as an exhibit-only filing for the sole purpose of addressing comments received from the Securities and Exchange Commission (the “Commission”) in connection with the Commission’s review of the Company’s request for confidential treatment of information included within documents filed as exhibits to the Original Report. The Company has made no other changes to the previously filed Original Report.
This Amendment No. 1 on Form 10-Q/A includes in Part II, Item 6, the following revised Exhibits, to replace the Exhibits filed under the same exhibit numbers in the Original Report, which are addressed in the Company’s filing of its amended requests for confidential treatment:
10.1	Master Alliance Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation dated December 16, 2007
10.2	Master Services Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation dated March 17, 2008
This Form 10-Q/A continues to speak as of the date of the Original Report and no attempt has been made to modify or update disclosures in the Original Report except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures, and information not affected by this Amendment No. 1 is unchanged and reflects the disclosure made at the time of the filing of the Original Report with the Commission. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Original Report. Accordingly, this 10-Q/A should be read in conjunction with the Original Report
As required by Rule 12b-15, under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Form 10-Q/A.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q/A:

Exhibit
No.		Description
10.1	**	Master Alliance Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation dated December 16, 2007.

10.2	**	Master Services Agreement by and between ACI Worldwide, Inc and International Business Machines Corporation dated March 17, 2008.

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

**	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)
Date: April 29, 2010	By:	/s/ Scott W. Behrens
Scott W. Behrens
Senior Vice President, Chief Financial Officer, Corporate Controller and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.		Description
10.1	**	Master Alliance Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation dated December 16, 2007.

10.2	**	Master Services Agreement by and between ACI Worldwide, Inc and International Business Machines Corporation dated March 17, 2008.

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

**	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

5