Form 10-Q
period 2010-03-31
ACI WORLDWIDE, INC.
filed 2010-05-04
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010, there were 34,009,733 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$130,546	$125,917
Billed receivables, net of allowances of $3,076 and $2,732, respectively	68,545	98,915
Accrued receivables	6,614	9,468
Deferred income taxes, net	15,572	17,459
Recoverable income taxes	5,891	—
Prepaid expenses	11,442	12,079
Other current assets	13,067	10,224

Total current assets	251,677	274,062

Property and equipment, net	17,159	17,570
Software, net	27,773	30,037
Goodwill	202,330	204,850
Other intangible assets, net	24,984	26,906
Deferred income taxes, net	25,794	26,024
Other noncurrent assets	10,654	10,594

TOTAL ASSETS	$560,371	$590,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,645	$17,591
Accrued employee compensation	15,362	24,492
Deferred revenue	106,868	106,349
Income taxes payable	1,687	10,681
Alliance agreement liability	5,305	10,507
Accrued and other current liabilities	22,343	25,780

Total current liabilities	164,210	195,400

Deferred revenue	37,295	31,533
Note payable under credit facility	75,000	75,000
Alliance agreement noncurrent liability	24,327	21,980
Other noncurrent liabilities	29,225	30,067

Total liabilities	330,057	353,980

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at March 31, 2010 and December 31, 2009	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 6,836,673 and 6,784,932 shares outstanding at March 31, 2010 and December 31, 2009, respectively	(158,948)	(158,652)
Additional paid-in capital	307,635	307,279
Retained earnings	76,005	78,094
Accumulated other comprehensive loss	(18,585)	(14,865)

Total stockholders’ equity	230,314	236,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$560,371	$590,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenues:
Software license fees	$29,317	$30,820
Maintenance fees	33,422	29,926
Services	14,618	17,918
Software hosting fees	10,386	9,549

Total revenues	87,743	88,213

Expenses:
Cost of software license fees (1)	3,074	3,167
Cost of maintenance, services, and hosting fees (1)	27,892	27,222
Research and development	18,396	18,973
Selling and marketing	16,845	15,108
General and administrative	17,462	21,504
Depreciation and amortization	4,979	4,346

Total expenses	88,648	90,320

Operating loss	(905)	(2,107)

Other income (expense):
Interest income	124	301
Interest expense	(523)	(769)
Other, net	(214)	(1,120)

Total other income (expense)	(613)	(1,588)

Loss before income taxes	(1,518)	(3,695)
Income tax expense	571	437

Net loss	$(2,089)	$(4,132)

Loss per share information
Weighted average shares outstanding
Basic	33,725	34,522
Diluted	33,725	34,522

Loss per share
Basic	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.12)

(1)
The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited and in thousands)

						Accumulated
		Common		Additional		Other
	Common	Stock	Treasury	Paid-in	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Loss	Total
Balance as of December 31, 2009	$204	$24,003	$(158,652)	$307,279	$78,094	$(14,865)	$236,063
Comprehensive loss information:
Net loss	—	—	—	—	(2,089)	—	(2,089)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(3,720)	(3,720)

Comprehensive loss							(5,809)
Repurchase of common stock	—	—	(2,998)	—	—	—	(2,998)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	389	(163)	—	—	226
Exercises of stock options	—	—	2,334	(978)	—	—	1,356
Tax benefit of stock options exercised	—	—		(75)	—	—	(75)
Stock-based compensation	—	—	—	1,806	—	—	1,806
Non-vested restricted share awards subject to redemption	—	—	234	(234)	—	—	—
Repurchase of restricted stock for tax withholdings	—	—	(255)	—	—	—	(255)

Balance as of March 31, 2010	$204	$24,003	$(158,948)	$307,635	$76,005	$(18,585)	$230,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,089)	$(4,132)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	1,617	1,566
Amortization	4,874	4,175
Tax expense of intellectual property shift	549	550
Deferred income taxes	4,589	(3,934)
Stock-based compensation expense	1,806	2,616
Tax benefit of stock options exercised	146	27
Other	262	476
Changes in operating assets and liabilities, net:
Billed and accrued receivables, net	28,821	(2,621)
Other current assets	(2,367)	(1,124)
Other noncurrent assets	(686)	(573)
Accounts payable	(3,315)	(53)
Accrued employee compensation	(8,920)	(4,451)
Accrued liabilities	(4,432)	(4,151)
Current income taxes	(14,837)	355
Deferred revenue	8,058	14,576
Other current and noncurrent liabilities	(498)	(453)

Net cash flows from operating activities	13,578	2,849

Cash flows from investing activities:
Purchases of property and equipment	(1,179)	(930)
Purchases of software and distribution rights	(2,763)	(4,358)
Alliance technical enablement expenditures	(1,707)	(1,733)
Other	—	50

Net cash flows from investing activities	(5,649)	(6,971)

Cash flows from financing activities:
Proceeds from issuance of common stock	257	330
Proceeds from exercises of stock options	1,356	1,362
Excess tax benefit of stock options exercised	73	48
Purchases of common stock	(2,998)	—
Repurchase of restricted stock for tax withholdings	(255)	(345)
Payments on debt and capital leases	(325)	(530)

Net cash flows from financing activities	(1,892)	865

Effect of exchange rate fluctuations on cash	(1,408)	(209)

Net increase (decrease) in cash and cash equivalents	4,629	(3,466)
Cash and cash equivalents, beginning of period	125,917	112,966

Cash and cash equivalents, end of period	$130,546	$109,500

Supplemental cash flow information
Income taxes paid, net	$13,460	$3,596
Interest paid	$442	$1,329
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. (“the Company”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at March 31, 2010, and for the three months ended March 31, 2010 and 2009, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at December 31, 2009 is derived from the audited financial statements.
The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010.
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
Comprehensive Loss
The Company’s comprehensive loss for the three months ended March 31, 2010 and March 31, 2009 was $5.8 million and $7.4 million, respectively. The two components of comprehensive loss are net loss and foreign currency translation adjustments. The foreign currency translation adjustments for the three months ended March 31, 2010 and March 31, 2009 were $(3.7) million and $(3.3) million, respectively. Accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheet represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive loss have been tax effected.
Recently Issued Accounting Standards
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, relating to revenue recognition for arrangements with multiple deliverables that do not fall under Accounting Standards Codification (“ASC”) 605-985. This guidance eliminates the requirement, for multiple element arrangements not subject to software accounting guidance that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company on January 1, 2011. The Company is currently assessing the impact this Guidance will have on its financial statements.
Reclassification
During the three months ended March 31, 2010, the Company refined the classification of its revenues in order to better conform to industry practice and to better reflect the results of the Company’s on-demand business. The Company’s presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, the Company reclassified $0.3 million, $1.5 million and $7.7 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total revenues or net loss for the prior period presented.

2. Revenue Recognition, Accrued Receivables and Deferred Revenue
Software License Fees. The Company recognizes software license fee revenue in accordance with ASC 605-985, Revenue Recognition: Software. For software license arrangements for which services rendered are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 605-985 to determine the amount of revenue to be allocated to the license element. Under ASC 605-985, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.
When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with ASC 605-35, Revenue Recognition: Long Term Construction Type Contracts. Accounting for services delivered over time (generally in excess of 12 months) under ASC 605-35 is referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and incremental costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.
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
ASC 605-985 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals or separate sales with consistent pricing of PCS, expressed in either dollar or percentage terms. In determining whether a stated renewal is not substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.
ASC 605-985 also requires the seller of software that includes services to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the services revenue. The Company establishes VSOE of the fair value of services by reference to separate sales of comparable services with consistent pricing. In determining whether services pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.

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
For software license arrangements in which the Company acts as a sales agent for another company’s products, revenues are recorded on a net basis. These include arrangements in which the Company does not take title to the products, is not responsible for providing the product or service, earns a fixed commission, or assumes credit risk only to the extent of its commission. For software license arrangements in which the Company acts as a distributor of another company’s product, and in certain circumstances, modifies or enhances the product, revenues are recorded on a gross basis. These include arrangements in which the Company takes title to the products and is responsible for providing the product or service.
For software license arrangements in which the Company utilizes a third party distributor or sales agent, the Company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributor or sales agents ability to honor payment or distribution commitments. For other arrangements in which any of the above factors indicate that there are risks of returns, rebates, or credits or any other risks related to the distributor or sales agents ability to honor payment or distribution commitments, the Company recognizes revenue on a sell-through basis.
For software license arrangements in which the Company permits the customer to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the Company grants the customer a right to exchange the original software product for specified future software products with more than minimal differences in features, functionality, and/or price, during the license term, revenue is recognized upon the earlier of delivery of the additional software products or at the time the exchange right lapses. For customers granted a right to exchange the original software product for specified future software products where the Company has determined price, feature, and functionality differences are minimal, the exchange right is accounted for as a like-kind exchange and revenue is recognized upon delivery of the currently licensed product. For software license arrangements in which the customer has the right to change or alternate its use of currently licensed products, revenue is recognized upon delivery of the first copy of all of the licensed products, provided all other revenue recognition criteria have been met. For software license arrangements in which the customer is charged variable software license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.
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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Software license fees	$5,165	$3,826
Maintenance fees	1,143	1,376
Services	1,380	1,870

Total	$7,688	$7,072

Maintenance Fees. The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally five years. These arrangements include an initial (bundled) PCS term of one year with subsequent renewals for additional years within the initial license period. For arrangements in which the Company looks to substantive renewal rates or separate sales with consistent pricing to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by reference to the stated renewal rate or by reference to the population of separate sales with consistent pricing. For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less or when the range of possible PCS renewal amounts is not sufficiently narrow or is significantly below the Company’s normal pricing practices), the Company recognizes revenue for the entire arrangement ratably over the PCS term.
For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element. For those situations in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ASC 605-985. For those arrangements in which VSOE of fair value does not exist for the PCS element, revenue is recognized to the extent direct and incremental costs are incurred until such time as the services are complete. Once services are complete, all remaining revenue is then recognized ratably over the remaining PCS period.
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
Hosting. The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of ASC 605-25, Revenue Recognition: Multiple Arrangements. The Company determines whether stand alone value exists for the delivered elements and whether reliable evidence of fair value exists for the undelivered elements of its hosting-related arrangements. For arrangements in which either of these criteria is not met, the elements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under these arrangements as a single unit of accounting and recognizes the entire arrangement fee ratably over the term of the related agreement, generally commencing upon the hosting environment being made available to the customer.
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
3. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2010 and 2009 totaled 16,709 and 19,085, respectively.
Stock-Based Payments Pursuant ASC 718
A summary of stock options issued pursuant to our stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price ($)	Term (Years)	Options ($)
Outstanding, December 31, 2009	3,556,873	$20.72
Granted	25,125	20.76
Exercised	(99,834)	13.58
Forfeited	(1,575)	16.52
Expired	(5,174)	25.59

Outstanding, March 31, 2010	3,475,415	$20.92	5.95	$10,200,233

Exercisable, March 31, 2010	2,095,219	$20.85	4.95	$7,351,270

As of March 31, 2010, we expect that 93.8% of the options will vest over the vesting period.
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $10.77 and $9.86, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2010 and 2009. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $0.6 million.
The fair value of options granted during the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, Compensation-Stock Compensation, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected life (years)	6.0	6.3
Interest rate	3.1%	2.5%
Volatility	51.4%	56.2%
Dividend yield	—	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company used the simplified method for determining the expected life as permitted under ASC 718. The simplified method was used as the historical data did not provide a reasonable basis upon which to estimate the expected term. This is due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the Securities and Exchange Commission (“SEC”). The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.
During the three months ended March 31, 2010, pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (“2005 Incentive Plan”) the Company granted LTIP performance shares. These LTIP performance shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the Performance Period as determined by the Company. In no event will any of the LTIP performance shares become earned if the Company’s revenue growth or contribution margin is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined revenue growth and contribution margin threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the condensed consolidated financial statements.

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value
Nonvested as of December 31, 2009	216,150	$16.52
Granted	12,120	20.76
Forfeited or expired	(1,260)	16.52

Nonvested as of March 31, 2010	227,010	$16.75

During the three months ended March 31, 2010 and 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the three months ended March 31, 2010 have a requisite service period of three years and vest in increments of 33% on the anniversary dates of the grants. The awards granted during the three months ended March 31, 2009 have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends payable on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.
A summary of nonvested RSAs as of March 31, 2010 and changes during the period are as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
Nonvested Restricted Share Awards	Share Awards	Fair Value
Nonvested as of December 31, 2009	314,548	$17.94
Granted	10,000	20.76
Vested	(46,750)	16.17

Nonvested as of March 31, 2010	277,798	$18.34

During the three months ended March 31, 2010, 46,750 of the RSAs vested. The Company withheld 15,984 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2010, there were unrecognized compensation costs of $6.3 million related to nonvested stock options, $3.8 million related to the nonvested RSAs and $3.0 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.2 years, 2.4 years and 2.7 years, respectively.
The Company recorded stock-based compensation expenses in accordance with ASC 718 for the three months ended March 31, 2010 and 2009 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $1.8 million and $2.6 million, with corresponding tax benefits of $0.7 million and $1.0 million, respectively. Tax benefits in excess of the option’s grant date fair value under ASC 718 are classified as financing cash flows. No stock-based compensation costs were capitalized during the three months ended March 31, 2010 and 2009. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.
Cash received from option exercises for both the three months ended March 31, 2010 and 2009 was $1.4 million. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.
4. Goodwill
Changes in the carrying amount of goodwill during the three months ended March 31, 2010, consisting of foreign currency translation adjustments, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2009	$187,241	$46,846	$18,195	$252,282
Total impairment prior to December 31, 2009	(47,432)	—	—	(47,432)

Balance, December 31, 2009	139,809	46,846	18,195	204,850
Foreign currency translation adjustments	14	(2,720)	186	(2,520)

Balance, March 31, 2010	$139,823	$44,126	$18,381	$202,330

5. Software and Other Intangible Assets
At March 31, 2010, software net book value totaling $27.8 million, net of $40.7 million of accumulated amortization, includes software marketed for external sale of $17.1 million. The remaining software net book value of $10.7 million is comprised of various software that has been acquired or developed for internal use.
Quarterly amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended March 31, 2010 and 2009 totaled $1.5 million and $1.4 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $1.8 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31,			December 31,
	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Customer relationships	$41,167	$(20,602)	$20,565	$41,636	$(19,727)	$21,909
Purchased contracts	11,064	(7,423)	3,641	11,179	(7,030)	4,149
Trademarks and tradenames	2,474	(1,727)	747	2,526	(1,711)	815
Covenant not to compete	78	(47)	31	74	(41)	33

	$54,783	$(29,799)	$24,984	$55,415	$(28,509)	$26,906

Other intangible assets amortization expense recorded in the three months ended March 31, 2010 and 2009 totaled $1.6 million and $1.5 million, respectively.
Based on capitalized software and other intangible assets at March 31, 2010, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2010	$9,200	$4,710
2011	9,333	5,920
2012	6,853	4,848
2013	1,969	4,602
2014	418	2,842
Thereafter	—	2,062

Total	$27,773	$24,984

6. Derivative Instruments and Hedging Activities
The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate (“LIBOR”).
As of March 31, 2010, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark was 3-month LIBOR. The Company has two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates that terminate on October 4, 2010.
During the three months ended March 31, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of or the accounting for the interest rate swap.
Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the loss resulting from the change in fair value of the interest rate swaps for the three months ended March 31, 2010 and 2009 of $0.2 million and $0.4 million, respectively, is reflected as expense in other income (expense), net in the accompanying condensed consolidated statements of operations.

Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, December 31, 2009	$(5,271)
Net settlement payments	1,514
Loss recognized in earnings	(158)

Ending fair value, March 31, 2010	$(3,915)

As of March 31, 2010, the $3.9 million fair value liability is recorded in other current liabilities on the accompanying condensed consolidated balance sheet.
Net settlements are measured monthly and paid monthly under the $75 million notional amount interest rate swap and paid quarterly under the $50 million notional amount interest rate swap. The net settlements are recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Included in the $3.9 million fair value at March 31, 2010 is approximately $0.8 million of net settlement obligations paid by the Company subsequent to March 31, 2010.
7. Fair Value of Financial and Non-financial Instruments
Effective January 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities. Effective January 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

Derivatives. Derivatives are reported at fair value utilizing Level 2 Inputs. The Company utilizes valuation models prepared by a third-party with observable market data inputs to estimate fair value of its interest rate swaps. The valuation technique is an income approach and the key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$—	$5,271	$—

Total liabilities as of December 31, 2009	$—	$5,271	$—

Derivative liabilities	$—	$3,915	$—

Total liabilities as of March 31, 2010	$—	$3,915	$—

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
The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At March 31, 2010, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.
8. Corporate Restructuring and Other Reorganization Charges
Changes in the liability for corporate restructuring charges during the three months ended March 31, 2010 were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2009	$312
Amounts paid during the period	(280)

Balance, March 31, 2010	$32

As of March 31, 2010 and December 31, 2009, the liabilities were classified as short-term liabilities in accrued employee compensation in the accompanying condensed consolidated balance sheets.
9. Common Stock, Treasury Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,244,480 shares for approximately $171 million. During the three months ended March 31, 2010, the Company purchased 162,300 shares of common stock under this repurchase plan for approximately $3.0 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $39 million as of March 31, 2010.

Earnings (loss) per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Weighted average share outstanding:
Basic weighted average shares outstanding	33,725	34,522
Add: Dilutive effect of stock options and other dilutive securities	—	—

Diluted weighted average shares outstanding	33,725	34,522

For the three months ended March 31, 2010 and 2009, 6.8 million and 6.6 million, respectively, options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted loss per share computation as their effect would be anti-dilutive.
10. Other Income (Expense), net
Other, net is comprised of the following items (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Foreign currency transaction gains (losses)	$56	$(746)
Loss on interest rate swap	(158)	(440)
Other	(112)	66

Total	$(214)	$(1,120)

11. Segment Information
The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. As such, the Company has concluded that its three geographic regions are its operating segments.
The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and operating income (loss) by geographical region.

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Americas	$46,316	$49,923
EMEA	31,913	29,015
Asia/Pacific	9,514	9,275

	$87,743	$88,213

Operating income (loss):
Americas	$3,059	$6,867
EMEA	(141)	(5,745)
Asia/Pacific	(3,823)	(3,229)

	$(905)	$(2,107)

	March 31,	December 31,
	2010	2009
Total assets:
Americas — United States	$329,361	$345,304
Americas — Other	14,091	15,718
EMEA	174,067	187,356
Asia/Pacific	42,852	41,665

	$560,371	$590,043

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2010 or 2009. No country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2010. Aggregate revenues attributable to customers in the United Kingdom accounted for 10.5% of the Company’s consolidated revenues during the three months ended March 31, 2009.
12. Income Taxes
The Company reported tax expense for the three months ended March 31, 2010 and 2009 while reporting a pretax loss for the same periods. The resulting effective tax rate is negative. The tax expense in both periods is the result of losses in tax jurisdictions for which we receive no tax benefit offset by income in tax jurisdictions in which we accrued tax expense and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The amount of unrecognized tax benefits for uncertain tax positions was $10.9 million as of March 31, 2010 and $10.9 million as of December 31, 2009, excluding related liabilities for interest and penalties of $2.1 million as of March 31, 2010 and $2.0 million as of December 31, 2009.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $6.5 million, due to the settlement of various audits and the expiration of statutes of limitation.

13. Commitments and Contingencies
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
14. International Business Machines Corporation Alliance
During the three months ended March 31, 2010 and 2009, the Company incurred $2.9 million and $2.7 million of costs, respectively, related to fulfillment of the technical enablement milestones under the International Business Machines Corporation (“IBM”) Alliance Agreement (“Alliance”). The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 in the accompanying condensed consolidated balance sheets and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009.
Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance, December 31, 2009	$32,487
Costs related to fulfillment of technical enablement milestones	(2,855)

Balance, March 31, 2010	$29,632

Of the $29.6 million Alliance agreement liability, $5.3 million is current and $24.3 million is non-current in the accompanying condensed consolidated balance sheet as of March 31, 2010.
Of the $32.5 million Alliance agreement liability, $10.5 million is current and $22.0 million is non-current in the accompanying condensed consolidated balance sheet as of December 31, 2009.

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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed February 26, 2010. Results for the three months ended March 31, 2010, are not necessarily indicative of results that may be attained in the future.
Overview
We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide brand.

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. During 2009 and 2010, we have continued our efforts to try and take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products, in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.
In September 2009, we announced ACI Agile Payments Solution, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a common service-based delivery mechanism. While we are evolving our service offerings into ACI Agile Payments Solution reference architecture, financial organizations can benefit from the enterprise capabilities of our existing product suite and start moving towards an agile payments environment.
In March 2008, we announced to customers the timelines for maturing many of our retail payment engines products. These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx. Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow us to more efficiently focus our research and development investment. Towards the end of 2008, we also announced to customers the timelines for maturing many of our back office service products. Some of these back office services are now provided by ACI Issuer and ACI Acquirer, two products which were obtained through the Euronet Essentis Limited acquisition, as well as the ANDiS product accessed through our distribution agreement with Bell ID.
As a result of the announced timelines for maturing certain of our retail payment engines products, we may experience a temporary decline in GAAP revenue recognition. As customers elect to renew, extend the term of, or add capacity or functionality to certain of our maturing retail payment engines products, we expect a higher proportion of any up-front payments to be recognized ratably over time rather than as a lump sum. As a result, we expect a temporary decline in our initial license fee (“ILF”) revenue and a corresponding increase in our monthly license fee (“MLF”) revenue during this period. We also expect a corresponding increase to current deferred revenue.
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

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenue related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. We have two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and forecasted borrowings of $50 million, respectively. Both of these swaps terminate on October 4, 2010.
During the three months ended March 31, 2009, we elected 1-month LIBOR as the variable-rate benchmark for its revolving facility and changed its interest rate to 5.195%. We also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of or the accounting for the interest rate swap. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.
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
The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2010 and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31,	December 31,
	2010	2009

Americas	$851	$850
EMEA	480	510
Asia/Pacific	176	157

Total	$1,507	$1,517

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience. The Committed Backlog and Renewal Backlog estimates as of March 31, 2010 are $751 million and $756 million, respectively.
We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2010 and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2010			December 31, 2009
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$151	$43	$194	$149	$40	$189
EMEA	84	38	122	89	37	126
Asia/Pacific	32	11	43	29	11	40

Total	$267	$92	$359	$267	$88	$355

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

RESULTS OF OPERATIONS
Reclassifications
During the three months ended March 31, 2010, we refined the classification of our revenues in order to better conform to industry practice and to better reflect the results of our on-demand business. Our presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, we reclassified $0.3 million, $1.5 million and $7.7 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total revenues or net loss for the prior period presented.
The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2010		2009
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$9,743	11.1%	$13,465	15.3%
Monthly license fees (MLFs)	19,574	22.3%	17,355	19.7%

Software license fees	29,317	35.4%	30,820	34.9%
Maintenance fees	33,422	38.1%	29,926	33.9%
Services	14,618	16.7%	17,918	20.3%
Software hosting fees	10,386	11.8%	9,549	10.8%

Total revenues	87,743	100.0%	88,213	100.0%

Expenses:
Cost of software licenses fees	3,074	3.5%	3,167	3.6%
Cost of maintenance, services, and hosting fees	27,892	31.8%	27,222	30.9%
Research and development	18,396	21.0%	18,973	21.5%
Selling and marketing	16,845	19.2%	15,108	17.1%
General and administrative	17,462	19.9%	21,504	24.4%
Depreciation and amortization	4,979	5.7%	4,346	4.9%

Total expenses	88,648	101.0%	90,320	102.4%

Operating loss	(905)	-1.0%	(2,107)	-2.4%

Other income (expense):
Interest income	124	0.1%	301	0.3%
Interest expense	(523)	-0.6%	(769)	-0.9%
Other, net	(214)	-0.2%	(1,120)	-1.3%

Total other income (expense)	(613)	-0.7%	(1,588)	-1.8%

Loss before income taxes	(1,518)	-1.7%	(3,695)	-4.2%
Income tax expense	571	0.7%	437	0.5%

Net loss	$(2,089)	-2.4%	$(4,132)	-4.7%

Revenues
Total revenues for the three months ended March 31, 2010 decreased $0.5 million, or 0.5%, as compared to the same period in 2009. Total revenues decreased primarily as a result of a $1.5 million, or 4.9%, decline in software license fee revenues and a $3.3 million, or 18.4%, decline in services revenue offset by a $3.5 million, or 11.7%, increase in maintenance fee revenues and a $0.8 million, or 8.8%, increase in hosting revenues.
The decrease in total revenues was primarily driven by a $3.6 million decline in the Americas reportable operating segment offset by a $2.9 million and $0.2 million increase in total revenues in the EMEA and Asia/Pacific reportable operating segments, respectively.
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
As a result of the maturation of certain retail payment engine products, a higher percentage of our up-front license fees is being recognized ratably over an extended period. As a result of this shift, our ILF revenues have declined while our MLF revenues have increased during the three months ended March 31, 2010 as compared to the same period in 2009. This shift of software license fees between ILF and MLF revenues is expected to continue in future periods.
Initial License Fee (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended March 31, 2010 compared to the same period in 2009, decreased by $3.7 million, or 27.6%. The Americas and Asia/Pacific reportable operating segments decreased by $3.6 million and $0.3 million, respectively, offset by an increase in the EMEA reportable operating segment of $0.2 million. The decline in ILF revenues in the Americas reportable operating segment is largely attributable to capacity related increases with existing customers during the three months ended March 31, 2009 that did not repeat during the three months ended March 31, 2010. Included in the above are capacity related revenue declines of $1.7 million and $0.8 million in the Americas and EMEA reportable operating segments, respectively, within the three months ended March 31, 2010 as compared to the same period in 2009.
Monthly License Fee (MLF) Revenue
MLF revenues are license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms as well as license and capacity fees that are paid up-front but recognized as revenue ratably over an extended period. MLF revenues increased $2.2 million, or 12.8%, during the three months ended March 31, 2010, as compared to the same period in 2009 with the Americas and EMEA reportable operating segments increasing by $0.2 million and $2.0 million, respectively. Within this increase is a $1.3 million increase in the amount of paid up-front revenue recognized ratably by customers primarily in the EMEA reportable operating segment and a $0.9 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly primarily in the Americas reportable operating segment.
Maintenance Fee Revenue
Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $3.5 million, or 11.7%, during the three months ended March 31, 2010, as compared to the same period in 2009. All reportable operating segments experienced increases with the Americas, EMEA, and Asia/Pacific increasing by $0.2 million, $2.8 million and $0.5 million, respectively. The increase in the EMEA operating segment can be attributed to the increased install base as a result of customer go-live events and the relative weakening of the US dollar as compared to European currencies as compared to the three months ended March 31, 2009.

Services Revenue
Services revenue includes fees earned through implementation services, professional services and facilities management services. Implementation services include product installations, product upgrades, retrofit custom software modifications (“CSM’s”), and product education. Professional services include business consultancy, technical consultancy, on site support services, CSM’s, product education, and testing services.
Services revenue declined $3.3 million, or 18.4%, for the three months ended March 31, 2010, primarily as a result of a decrease in implementation and professional services revenue in the Americas reportable operating segment, and to a lesser extent, the EMEA reportable operating segment. The decrease in professional services revenue is primarily due to an increase in the number and size of customer projects for which revenue is deferred as compared to the three months ended March 31, 2009. These projects include new customer implementations as well as existing customer migrations to new products or new releases of existing products. During the period in which services revenue is being deferred, direct and incremental costs related to the performance of these services are also being deferred.
Software Hosting Fee Revenue
Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.
Software hosting fee revenue increased $0.8 million, or 8.8%, for the three months ended March 31, 2010 primarily in the Americas operating segment. In the three months ended March 31, 2010, an existing customer elected to exercise an early termination option as a result of a pending merger. Upon exercise of this termination option, future payment obligations were accelerated and recognized in the three months ended March 31, 2010.
Expenses
Total operating expenses for the three months ended March 31, 2010 decreased $1.7 million, or 1.9%, as compared to the same period of 2009. Total expenses decreased primarily as a result of a $4.0 million, or 18.8%, decrease in general and administrative expenses, a $0.6 million, or 3.0%, decrease in research and development, and a $0.1 million, or 2.9%, decrease in cost of software license fees, partially offset by a $1.7 million, or 11.5%, increase in selling and marketing, a $0.7 million, or 2.5%, increase in cost of maintenance, services, and hosting fees and a $0.6 million, or 14.6%, increase in depreciation and amortization.
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
Cost of software licenses fees decreased $0.1 million, or 2.9%, in the three months ended March 31, 2010 compared to the same period in 2009. Third-party software royalty expense decreased $0.2 million as a result of a decrease in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.1 million in the three months ended March 31, 2010.
Cost of Maintenance, Services, and Hosting fees
Cost of maintenance, services, and hosting fees includes costs to provide hosting services and both the costs of maintaining our software products at customer sites as well as the service costs required to deliver, install and support software at customer sites. Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour helpdesk, post go-live (remote) support and production-type support for software that was previously installed at a customer location. Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.
Cost of maintenance, services, and hosting fees for the three months ended March 31, 2010 increased $0.7 million, or 2.5%, compared to the same period in 2009 primarily due to $0.4 million higher costs resulting from our outsourced information technology services, as well as $0.3 million higher distributor commission fees.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products prior to establishing technological feasibility and improvements made to existing products. R&D also includes product management and continued R&D efforts on existing products to address issues, if any, related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.
R&D expense for the three months ended March 31, 2010 decreased $0.6 million, or 3.0%, as compared to the same period in 2009. This decrease is largely due to lower third party contractor costs of $1.2 million partially offset by $0.4 million higher costs resulting from our outsourced information technology services and $0.2 million increase in personnel and related expenses.
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
Selling and marketing expense for the three months ended March 31, 2010 increased $1.7 million, or 11.5%, compared to the same period in 2009 due to higher commission expenses of $0.7 million due to higher sales, $0.4 million higher advertising and promotional expenses, $0.3 million higher costs resulting from our outsourced information technology services and $0.3 million higher personnel and related costs.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended March 31, 2010 decreased $4.0 million, or 18.8%, compared to the same period in 2009. General and administrative expenses for the three months ended March 31, 2009, with no corresponding expenses in the three months ended March 31, 2010 include $1.0 million of professional fees associated with the restatement of our 2008 quarterly financial statements, $0.7 million of consulting fees related to business reinvestment initiatives and $0.1 million of transition costs related to our outsourced technology services. In addition, general and administrative expenses decreased $1.8 million as a result of lower personnel and related costs and $0.4 million as a result of lower professional fees.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2010 increased $0.6 million, or 14.6%, compared to the same period in 2009 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended March 31, 2010 by $0.1 million in net foreign currency gains, as compared with $0.7 million in net losses during the same period in 2009. A $0.2 million loss on change in fair value of interest rate swaps was incurred during the three months ended March 31, 2010 compared to a $0.4 million loss in the same period of 2009. Interest income for the three months ended March 31, 2010 decreased $0.2 million, or 59.1%, as compared to the corresponding period of 2009 as a result of lower interest rates. Interest expense decreased $0.2 million, or 32.0%, for the three months ended March 31, 2010 as compared to the corresponding period of 2009 as a result of lower interest rates.

Income Taxes
We reported tax expense for the three months ended March 31, 2010 and 2009 while reporting a pretax loss for the same periods. The resulting effective tax rate is negative. The tax expense in both periods is the result of losses in tax jurisdictions for which we receive no tax benefit offset by income in tax jurisdictions in which we accrued tax expense and the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Segment Results
The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Americas	$46,316	$49,923
EMEA	31,913	29,015
Asia/Pacific	9,514	9,275

	$87,743	$88,213

Operating income (loss):
Americas	$3,059	$6,867
EMEA	(141)	(5,745)
Asia/Pacific	(3,823)	(3,229)

	$(905)	$(2,107)

Liquidity and Capital Resources
As of March 31, 2010, our principal sources of liquidity consisted of $130.5 million in cash and cash equivalents and $75 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of March 31, 2010. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity for at least the next twelve month period. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. At March 31, 2010, we were in compliance with all credit facility covenants.
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
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,244,480 shares for approximately $171 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $39 million as of March 31, 2010.
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

	Three Months Ended
	March 31,
	2010	2009
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$13,578	$2,849
Investing activities	(5,649)	(6,971)
Financing activities	(1,892)	865
Net cash flows provided by operating activities for the three months ended March 31, 2010 amounted to $13.6 million as compared to $2.8 million during the same period of 2009. The comparative period increase in net cash flows from operating activities of $10.8 million was principally the result of the following items: an increase in cash collections on customer receivables of $31.4 million in the three months ended March 31, 2010 and an $8.5 million increase in deferred income tax expense in the three months ended March 31, 2010 as compared to the same period of 2009. These items were partially offset by a $9.9 million increase in income taxes paid during the three months ended March 31, 2010 compared to the same period in 2009.
Net cash flows used by investing activities totaled $5.6 million in the three months ended March 31, 2010 as compared to $7.0 million used by investing activities during the same period in 2009. During the three months ended March 31, 2010, we used cash of $3.9 million to purchase software, property and equipment and $1.7 million for costs related to fulfillment of the technical enablement milestones under the Alliance. During the three months ended March 31, 2009, we used cash of $5.3 million to purchase software, property and equipment and $1.7 million for costs related to fulfillment of the technical enablement milestones under the Alliance.
Net cash flows used by financing activities totaled $1.9 million in the three months ended March 31, 2010 as compared to net cash flows provided by financing activities of $0.9 million during the same period in 2009. During three months ended March 31, 2010, we used $3.0 million to repurchase 162,300 shares of our common stock under our stock repurchase plan. We made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.3 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, we received proceeds of $1.4 million including corresponding excess tax benefits, from the exercises of stock options and $0.3 million for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended (the “ESPP”). We used $0.3 million to pay the employees portion of the minimum payroll withholding taxes on the vested restricted share awards obtained through withholding 15,984 and 20,299 shares during the three months ended March 31, 2010 and 2009, respectively.
We also realized a $1.4 million decrease in cash during the three months ended March 31, 2010 compared to a $0.2 million decrease during the same period of 2009 related to foreign exchange rate variances.
We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the foreseeable future.
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2009.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. The liability for unrecognized tax benefits at March 31, 2010 is $10.9 million.
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
The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, for a further discussion of revenue recognition and other significant accounting policies.
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
Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of March 31, 2010 and December 31, 2009 our intangible assets, excluding goodwill, net of accumulated amortization, were $25.0 and $26.9 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.
Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.
As of March 31, 2010 and December 31, 2009, our goodwill was $202.3 and $204.9 million, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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
Stock-Based Compensation
Under the provisions of ASC 718, Stock Based Compensation, stock-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates are revised in subsequent periods when actual forfeitures differ from those estimates. The Black-Scholes option-pricing model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.
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
During the three months ended March 31, 2010 and 2009, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). The awards granted during the three months ended March 31, 2010 have a requisite service period of three years and vest in increments of 33% on the anniversary dates of the grants. The awards granted during the three months ended March 31, 2009 have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends payable on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. We recognize compensation expense for RSAs on a straight-line basis over the requisite service period.
The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 3, “Stock-Based Compensation Plans”, in the Notes to Condensed Consolidated Financial Statements.

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
We account for income taxes in accordance with ASC 740 and have adopted the provisions of ASC 740. As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the IRS, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.
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
Recently Issued Accounting Standards
In September 2009, the FASB issued ASU 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements relating to revenue recognition for arrangements with multiple deliverables that do not fall under ASC 605-985. This guidance eliminates the requirement, for multiple element arrangements not subject to software accounting guidance that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us on January 1, 2011. We are currently assessing the impact this Guidance will have on our financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended March 31, 2010. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2010, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by approximately $0.1 million annually.
We have two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. Both of these swaps terminate on October 4, 2010.

During the three months ended March 31, 2009, we elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. As of March 31, 2010, the fair value liability of the interest rate swaps was approximately $3.9 million, all of which was included in other current liabilities on the condensed consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was less than $0.1 million at March 31, 2010. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the condensed consolidated statements of operations, along with the related income tax effects.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that there was no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2009. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2010:

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that May
				Purchased as	Yet Be
	Total Number of			Part of Publicly	Purchased
	Shares		Average Price	Announced	Under the
Period	Purchased		Paid per Share	Program	Program
January 1 through January 31, 2010	—		$—	—	$41,545,000
February 1 through February 28, 2010	15,984	(1)	16.02	—	41,545,000
March 1 through March 31, 2010	162,300	(2)	18.46	162,300	38,548,000

Total	178,284		$18.24	162,300

(1)
Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2010, 46,750 shares of the RSAs vested. We withheld 15,984 of those shares to pay the employees’ portion of applicable payroll taxes.

(2)
In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $39 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the three months ended March 31, 2010, all shares were purchased in open-market transactions.

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

ACI WORLDWIDE, INC. (Registrant)
Date: May 4, 2010	By:	/s/ Scott W. Behrens
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