Form 10-Q
period 2010-06-30
ACI WORLDWIDE, INC.
filed 2010-07-30
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2010, there were 33,357,004 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$117,757	$125,917
Billed receivables, net of allowances of $2,871and $2,732, respectively	76,536	98,915
Accrued receivables	8,104	9,468
Deferred income taxes, net	16,164	17,459
Recoverable income taxes	5,701	—
Prepaid expenses	12,757	12,079
Other current assets	12,028	10,224

Total current assets	249,047	274,062

Property and equipment, net	17,868	17,570
Software, net	25,099	30,037
Goodwill	199,737	204,850
Other intangible assets, net	23,123	26,906
Deferred income taxes, net	26,882	26,024
Other noncurrent assets	10,760	10,594

TOTAL ASSETS	$552,516	$590,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,031	$17,591
Accrued employee compensation	19,456	24,492
Deferred revenue	113,346	106,349
Income taxes payable	1,425	10,681
Alliance agreement liability	5,298	10,507
Accrued and other current liabilities	22,082	25,780

Total current liabilities	172,638	195,400

Deferred revenue	37,108	31,533
Note payable under credit facility	75,000	75,000
Alliance agreement noncurrent liability	21,824	21,980
Other noncurrent liabilities	28,679	30,067

Total liabilities	335,249	353,980

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at June 30, 2010 and December 31, 2009	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,473,161 and 6,784,932 shares outstanding at June 30, 2010 and December 31, 2009, respectively	(170,624)	(158,652)
Additional paid-in capital	309,393	307,279
Retained earnings	75,855	78,094
Accumulated other comprehensive loss	(21,564)	(14,865)

Total stockholders’ equity	217,267	236,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,516	$590,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Software license fees	$31,399	$26,433	$60,716	$57,253
Maintenance fees	34,207	31,928	67,629	61,854
Services	17,187	17,691	31,805	35,609
Software hosting fees	9,630	11,118	20,016	20,667

Total revenues	92,423	87,170	180,166	175,383

Expenses:
Cost of software license fees (1)	3,107	3,833	6,181	7,000
Cost of maintenance, services, and hosting fees (1)	29,303	27,955	57,195	55,177
Research and development	18,798	19,932	37,194	38,905
Selling and marketing	15,989	15,511	32,834	30,619
General and administrative	15,735	18,865	33,197	40,369
Depreciation and amortization	5,125	4,310	10,104	8,656

Total expenses	88,057	90,406	176,705	180,726

Operating income (loss)	4,366	(3,236)	3,461	(5,343)

Other income (expense):
Interest income	126	446	250	747
Interest expense	(541)	(526)	(1,064)	(1,295)
Other, net	(1,682)	(3,615)	(1,896)	(4,735)

Total other income (expense)	(2,097)	(3,695)	(2,710)	(5,283)

Income (loss) before income taxes	2,269	(6,931)	751	(10,626)
Income tax expense (benefit)	2,419	(3,369)	2,990	(2,932)

Net loss	$(150)	$(3,562)	$(2,239)	$(7,694)

Loss per share information
Weighted average shares outstanding
Basic	33,500	34,129	33,612	34,324
Diluted	33,500	34,129	33,612	34,324

Loss per share
Basic	$(0.00)	$(0.10)	$(0.07)	$(0.22)
Diluted	$(0.00)	$(0.10)	$(0.07)	$(0.22)

(1)
The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited and in thousands)

						Accumulated
		Common		Additional		Other
	Common	Stock	Treasury	Paid-in	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Loss	Total
Balance as of December 31, 2009	$204	$24,003	$(158,652)	$307,279	$78,094	$(14,865)	$236,063
Comprehensive loss information:
Net loss	—	—	—	—	(2,239)	—	(2,239)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(6,699)	(6,699)

Comprehensive loss							(8,938)
Repurchase of common stock	—	—	(15,665)	—	—	—	(15,665)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	716	(266)	—	—	450
Exercises of stock options	—	—	3,485	(1,393)	—	—	2,092
Tax benefit of stock options exercised	—	—	—	(78)	—	—	(78)
Stock-based compensation	—	—	—	3,598	—	—	3,598
Forfeiture of non-vested RSAs	—	—	(637)	637	—	—	—
Non-vested restricted share awards subject to redemption	—	—	384	(384)	—	—	—
Repurchase of restricted stock for tax withholdings	—	—	(255)	—	—	—	(255)

Balance as of June 30, 2010	$204	$24,003	$(170,624)	$309,393	$75,855	$(21,564)	$217,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,239)	$(7,694)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	3,330	3,145
Amortization	9,796	8,325
Tax expense of intellectual property shift	1,100	1,100
Deferred income taxes	4,895	(7,503)
Stock-based compensation expense	3,598	4,642
Tax benefit of stock options exercised	211	12
Other	337	(108)
Changes in operating assets and liabilities, net:
Billed and accrued receivables, net	16,112	17,476
Other current assets	(2,918)	(3,296)
Other noncurrent assets	(1,497)	1,800
Accounts payable	(4,428)	2,283
Accrued employee compensation	(4,398)	(920)
Accrued liabilities	(5,782)	(9,042)
Current income taxes	(14,887)	(136)
Deferred revenue	15,563	11,860
Other current and noncurrent liabilities	(1,695)	(2,494)

Net cash flows from operating activities	17,098	19,450

Cash flows from investing activities:
Purchases of property and equipment	(2,406)	(1,505)
Purchases of software and distribution rights	(3,926)	(4,852)
Alliance technical enablement expenditures	(3,055)	(3,620)
Proceeds from assets transferred under contractual obligations	—	1,050

Net cash flows from investing activities	(9,387)	(8,927)

Cash flows from financing activities:
Proceeds from issuance of common stock	537	644
Proceeds from exercises of stock options	2,092	1,397
Excess tax benefit of stock options exercised	110	55
Purchases of common stock	(15,665)	(15,000)
Repurchase of restricted stock for tax withholdings	(255)	(345)
Payments on debt and capital leases	(716)	(888)

Net cash flows from financing activities	(13,897)	(14,137)

Effect of exchange rate fluctuations on cash	(1,974)	5,051

Net increase (decrease) in cash and cash equivalents	(8,160)	1,437
Cash and cash equivalents, beginning of period	125,917	112,966

Cash and cash equivalents, end of period	$117,757	$114,403

Supplemental cash flow information
Income taxes paid, net	$17,637	$5,296
Interest paid	$891	$2,125
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. (the “Company”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements.
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
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) for the three months ended June 30, 2010 and June 30, 2009 was $(3.1) million and $6.7 million, respectively. The Company’s comprehensive loss for the six months ended June 30, 2010 and June 30, 2009 was $(8.9) million and $(0.7) million, respectively. The two components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustments for the three months ended June 30, 2010 and June 30, 2009 were $(3.0) million and $10.2 million, respectively. The foreign currency translation adjustments for the six months ended June 30, 2010 and June 30, 2009 were $(6.7) million and $7.0 million, respectively. Accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheet represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive loss have not been tax effected.
Recently Issued Accounting Standards
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, relating to revenue recognition for arrangements with multiple deliverables that do not fall under Accounting Standards Codification (“ASC”) 605-985. This guidance eliminates the requirement, for multiple element arrangements not subject to software accounting guidance, that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company on January 1, 2011. The Company is currently assessing the impact this guidance will have on its financial statements.
The Emerging Issues Task Force (“EITF”) is currently considering whether the milestone method is an acceptable attribution method for revenue recognition. They proposed EITF 08-9, Milestone Method of Revenue Recognition, to further clarify the conditions in which a company can recognize revenue under this method. This proposal has not yet been ratified by the FASB and as such, is not yet GAAP guidance. The Company is currently assessing the impact of this proposed guidance on its financial statements if it is ratified.

Reclassification
During the six months ended June 30, 2010, the Company refined the classification of its revenues in order to better conform to industry practice and to better reflect the results of the Company’s on-demand business. The Company’s presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, the Company reclassified $0.7 million, $1.4 million and $9.0 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009. The Company reclassified $1.0 million, $3.0 million and $16.7 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.
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
When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with ASC 605-35, Revenue Recognition: Long Term Construction Type Contracts generally referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and indirect costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be reasonably assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.
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
ASC 605-985 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals, expressed in dollar terms, or separate sales with consistent pricing of PCS expressed in percentage terms. In determining whether a stated renewal is not substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing twelve month period.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Software license fees	$6,617	$3,271	$11,782	$7,097
Maintenance fees	2,015	1,351	3,158	2,727
Services	1,428	1,763	2,808	3,633

Total	$10,060	$6,385	$17,748	$13,457

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
For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element. For those situations in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ASC 605-985. For those arrangements in which VSOE of fair value does not exist for the PCS element and some level of profitability can be reasonably assured, revenue is recognized to the extent direct and indirect costs are incurred until such time as the services are complete. Once services are complete, all remaining revenue is then recognized ratably over the remaining PCS period.
Services. The Company provides various professional services to customers, primarily project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally recognized as the related services are performed.
For those arrangements in which services revenue is deferred and the Company determines that the direct costs of services are recoverable, such costs are deferred and subsequently expensed in proportion to the related services revenue as it is recognized. For those arrangements that are accounted for under contract accounting, the Company accumulates and defers all direct and indirect costs allocable to the arrangement. For those arrangements that are not accounted for under contract accounting, the Company accumulates and defers all direct and incremental costs attributable to the arrangement.
Hosting. The Company’s hosting-related arrangements contain multiple products and services. As these arrangements generally do not contain a contractual right to take possession of the software at anytime during the hosting period without significant penalty, the Company applies the separation provisions of ASC 605-25, Revenue Recognition: Multiple Arrangements. The Company determines whether stand alone value exists for the delivered elements and whether reliable evidence of fair value exists for the undelivered elements of its hosting-related arrangements. For arrangements in which either of these criteria is not met, the elements do not qualify for treatment as separate units of accounting. These arrangements are considered to be one accounting unit and recognized under the proportional performance method, recognizing the slower of the proportional performance of all deliverables in the period. The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate agreements for revenue recognition purposes. The Company evaluates whether the agreements were negotiated as part of a single project, whether the products or services are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to the functionality in another arrangement in order to reach appropriate conclusions regarding whether such arrangements are related or separate. The conclusions reached can impact the timing of revenue recognition related to those arrangements.

Accrued Receivables. Accrued receivables represent amounts earned that are to be billed in the near future. Included in accrued receivables are services and software hosting revenues earned in the current period but billed in the following period as well as software license fee revenues that are determined to be fixed and determinable that are to be billed in future periods.
Deferred Revenue. Deferred revenue includes amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance and/or services in advance of recording the related revenue.
3. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2010 and 2009 totaled 30,699 and 37,674, respectively.
Stock-Based Payments Pursuant ASC 718
During the six months ended June 30, 2010, pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (“2005 Incentive Plan”) the Company granted stock options.
A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price ($)	Term (Years)	Options ($)
Outstanding as of December 31, 2009	3,556,873	$20.72
Granted	95,125	18.96
Exercised	(149,468)	13.99
Forfeited	(96,900)	18.27
Expired	(5,174)	25.59

Outstanding as of June 30, 2010	3,400,456	$21.03	5.70	$8,089,110

Exercisable, June 30, 2010	2,170,054	$20.92	4.85	$6,527,655

As of June 30, 2010, the Company expects that 94.0% of the options will vest over the vesting period.
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2010 and 2009 was $9.39 and $8.57, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2010 and 2009. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $0.9 million and $0.6 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, Compensation-Stock Compensation, with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009

Expected life (years)	5.50	5.63	5.94	6.02
Interest rate	2.0%	2.3%	3.3%	3.1%
Volatility	51.8%	51.7%	53.7%	54.4%
Dividend yield	—	—	—	—
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
During the six months ended June 30, 2010, pursuant to the Company’s 2005 Incentive Plan the Company granted LTIP performance shares. These LTIP performance shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company as determined by the Company (“revenue growth”), and (ii) the cumulative operating income over the Performance Period as determined by the Company (“contribution margin”). In no event will any of the LTIP performance shares become earned if the Company’s revenue growth or contribution margin is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined revenue growth and contribution margin threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the condensed consolidated financial statements. Through June 30, 2010, the Company has accrued compensation costs assuming an attainment level of 100%.
A summary of nonvested LTIP Performance shares as of June 30, 2010 and changes during the period are as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value ($)
Nonvested as of December 31, 2009	216,150	$16.52
Granted	12,120	20.76
Forfeited	(15,920)	16.52

Nonvested as of June 30, 2010	212,350	$16.76

During the six months ended June 30, 2010 and 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the six months ended June 30, 2010 have a requisite service period of three years and vest in increments of 33% on the anniversary dates of the grants. The awards granted during the six months ended June 30, 2009 have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends payable on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs as of June 30, 2010 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value ($)
Nonvested as of December 31, 2009	314,548	$17.94
Granted	16,500	19.65
Vested	(46,750)	16.17
Forfeited	(27,512)	19.34

Nonvested as of June 30, 2010	256,786	$18.23

During the six months ended June 30, 2010, 46,750 of the RSAs vested. The Company withheld 15,984 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.
As of June 30, 2010, there were unrecognized compensation costs of $5.8 million related to nonvested stock options, $3.4 million related to the nonvested RSAs and $2.8 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.9 years, 2.2 years and 2.5 years, respectively.
The Company recorded stock-based compensation expenses in accordance with ASC 718 for the three months ended June 30, 2010 and 2009 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $1.8 million and $2.0 million, with corresponding tax benefits of $0.7 million and $0.8 million, respectively. The Company recorded stock-based compensation expenses in accordance with ASC 718 for the six months ended June 30, 2010 and 2009 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $3.6 million and $4.6 million, with corresponding tax benefits of $1.3 million and $1.7 million, respectively. Tax benefits in excess of the option’s grant date fair value under ASC 718 are classified as financing cash flows. No stock-based compensation costs were capitalized during the six months ended June 30, 2010 and 2009. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.
Cash received from option exercises for the six months ended June 30, 2010 and 2009 was $2.1 million and $1.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.3 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.
4. Goodwill
Changes in the carrying amount of goodwill during the six months ended June 30, 2010, consisting of foreign currency translation adjustments, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2009	$187,241	$46,846	$18,195	$252,282
Total impairment prior to December 31, 2009	(47,432)	—	—	(47,432)

Balance, December 31, 2009	139,809	46,846	18,195	204,850
Foreign currency translation adjustments	(27)	(5,255)	169	(5,113)

Balance, June 30, 2010	$139,782	$41,591	$18,364	$199,737

5. Software and Other Intangible Assets
At June 30, 2010, software net book value totaling $25.1 million, net of $43.5 million of accumulated amortization, includes software marketed for external sale of $15.3 million. The remaining software net book value of $9.8 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended June 30, 2010 and 2009 totaled $1.5 million and $1.4 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2010 and 2009 totaled $3.0 million and $2.8 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $1.8 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $3.6 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.
The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	June 30,			December 31,
	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Customer relationships	$35,520	$(16,267)	$19,253	$41,636	$(19,727)	$21,909
Purchased contracts	10,714	(7,542)	3,172	11,179	(7,030)	4,149
Trademarks and tradenames	1,000	(330)	670	2,526	(1,711)	815
Covenant not to compete	79	(51)	28	74	(41)	33

	$47,313	$(24,190)	$23,123	$55,415	$(28,509)	$26,906

Other intangible assets amortization expense recorded in both the three months ended June 30, 2010 and 2009 totaled $1.5 million. Other intangible assets amortization expense recorded in the six months ended June 30, 2010 and 2009 totaled $3.1 million and $3.0 million, respectively.
Based on capitalized software and other intangible assets at June 30, 2010, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2010	$6,075	$3,103
2011	9,530	5,843
2012	6,968	4,770
2013	2,061	4,529
2014	465	2,827
Thereafter	—	2,051

Total	$25,099	$23,123

6. Derivative Instruments and Hedging Activities
The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate (“LIBOR”).
As of June 30, 2010, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark was 1-month LIBOR. The Company has two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates that terminate on October 4, 2010.

During the six months ended June 30, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of or the accounting for the interest rate swap.
Although the Company believes that these interest rate swaps will mitigate the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualifies for hedge accounting. Accordingly, the gain (loss) resulting from the change in fair value of the interest rate swaps for the three months ended June 30, 2010 and 2009 of less than $0.1 million and $(0.3) million, respectively, is reflected as income (expense) in other, net in the accompanying condensed consolidated statements of operations. The loss resulting from the change in fair value of the interest rate swaps for the six months ended June 30, 2010 and 2009 of $0.1 million and $0.8 million, respectively, is reflected as expense in other income (expense), net in the accompanying condensed consolidated statements of operations.
Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value, December 31, 2009	$(5,271)
Net settlement payments	3,049
Loss recognized in earnings	(137)

Ending fair value, June 30, 2010	$(2,359)

As of June 30, 2010, the $2.4 million fair value liability is recorded in other current liabilities on the accompanying condensed consolidated balance sheet.
Net settlements are measured monthly and paid monthly under the $75 million notional amount interest rate swap and paid quarterly under the $50 million notional amount interest rate swap. The net settlements are recorded in other, net in the accompanying condensed consolidated statements of operations. Included in the $2.4 million fair value at June 30, 2010 is approximately $0.8 million of net settlement obligations paid by the Company subsequent to June 30, 2010.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$—	$5,271	$—

Total liabilities as of December 31, 2009	$—	$5,271	$—

Derivative liabilities	$—	$2,359	$—

Total liabilities as of June 30, 2010	$—	$2,359	$—

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
The Company pays interest quarterly on its long-term revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. As of June 30, 2010, the fair value of the Company’s long-term revolving credit facility approximates its carrying value.
8. Corporate Restructuring and Other Reorganization Charges
Changes in the liability for corporate restructuring charges during the six months ended June 30, 2010 were as follows (in thousands):

Termination
Benefits
Balance, December 31, 2009	$312
Amounts paid during the period	(312)

Balance, June 30, 2010	$—

As of December 31, 2009, the liabilities were classified as short-term liabilities in accrued employee compensation in the accompanying condensed consolidated balance sheets. This balance was paid during the six months ended June 30, 2010.
9. Common Stock, Treasury Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,923,580 shares for approximately $184 million. During the six months ended June 30, 2010, the Company purchased 841,400 shares of common stock under this repurchase plan for approximately $15.7 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $26 million as of June 30, 2010.

Earnings (loss) per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average share outstanding:
Basic weighted average shares outstanding	33,500	34,129	33,612	34,324
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	—	—	—	—

Diluted weighted average shares outstanding	33,500	34,129	33,612	34,324

For the three months and six months ended June 30, 2010 and 2009, 6.7 million and 6.8 million, respectively, options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted loss per share computation as their effect would be anti-dilutive.
10. Other Income (Expense), net
Other, net is comprised of the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Foreign currency transaction losses	$(1,678)	$(4,340)	$(1,622)	$(5,086)
Gain (loss) on interest rate swap	21	(328)	(137)	(768)
Gain on transfer of assets under contractual obligations	—	993	—	1,049
Other	(25)	60	(137)	70

Total	$(1,682)	$(3,615)	$(1,896)	$(4,735)

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

The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Americas	$50,185	$46,239	$96,501	$96,162
EMEA	30,466	29,707	62,379	58,722
Asia/Pacific	11,772	11,224	21,286	20,499

	$92,423	$87,170	$180,166	$175,383

Operating income (loss):
Americas	$6,829	$754	$9,888	$7,621
EMEA	358	(2,595)	217	(8,340)
Asia/Pacific	(2,821)	(1,395)	(6,644)	(4,624)

	$4,366	$(3,236)	$3,461	$(5,343)

	June 30,	December 31,
	2010	2009
Total assets:
Americas — United States	$322,950	$345,304
Americas — Other	18,827	15,718
EMEA	159,311	187,356
Asia/Pacific	51,428	41,665

	$552,516	$590,043

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2010 or 2009. No country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2010 and 2009.
12. Income Taxes
The effective tax rate for the three months ended June 30, 2010 and 2009 was 106.6% and 48.6%, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 398.1% and 27.6%, respectively. The effective tax rate for the three and six months ended June 30, 2009 was positively impacted by a release of an unrecognized tax benefit of $1.4 million recorded in the three months ended June 30, 2009. The effective tax rate in all four periods is negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The amount of unrecognized tax benefits for uncertain tax positions was $10.8 million as of June 30, 2010 and $10.9 million as of December 31, 2009, excluding related liabilities for interest and penalties of $2.1 million as of June 30, 2010 and $2.0 million as of December 31, 2009.
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

14. International Business Machines Corporation Alliance
During the three months ended June 30, 2010 and 2009, the Company incurred $2.5 million and $3.1 million of costs, respectively, related to fulfillment of the technical enablement milestones under the International Business Machines Corporation (“IBM”) Master Alliance Agreement (the “Alliance”). During the six months ended June 30, 2010 and 2009, the Company incurred $5.4 million and $5.7 million of costs, respectively, related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 in the accompanying condensed consolidated balance sheets and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.
Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance, December 31, 2009	$32,487
Costs related to fulfillment of technical enablement milestones	(5,365)

Balance, June 30, 2010	$27,122

Of the $27.1 million Alliance agreement liability, $5.3 million is current and $21.8 million is non-current in the accompanying condensed consolidated balance sheet as of June 30, 2010.
Of the $32.5 million Alliance agreement liability, $10.5 million is current and $22.0 million is non-current in the accompanying condensed consolidated balance sheet as of December 31, 2009.
15. Assets of Businesses Transferred Under Contractual Arrangements
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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed February 26, 2010. Results for the three and six months ended June 30, 2010, are not necessarily indicative of results that may be attained in the future.
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
In September 2009, we announced the ACI Agile Payments Solution strategy, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a common service-based delivery mechanism. While we are evolving our service offerings into ACI Agile Payments Solution reference architecture, financial organizations can benefit from the enterprise capabilities of our existing product suite and start moving towards an agile payments environment.
In March 2008, we announced to customers the timelines for maturing many of our retail payment engines products. These products were developed or acquired by ACI over several years and include BASE24, TRANS24-eft, ON/2, OpeN/2 and ASx. Our strategy is to help customers migrate to our next-generation BASE24-eps solution as we discontinue standard support for previous products. This will allow customers to take advantage of our newest technology and allow us to more efficiently focus our research and development investment. Towards the end of 2008, we also announced to customers the timelines for maturing many of our back office service products. Some of these back office services are now provided by ACI Issuer and ACI Acquirer, two products which were obtained through the Euronet Essentis Limited acquisition, as well as the ANDiS product accessed through our distribution agreement with Bell Identification B.V.
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

•
Availability of Credit. There have been significant disruptions in the capital and credit markets during the past two years and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. While the Federal Reserve Bank and other Central Banks have provided liquidity into the banking system there is still uncertainty over the strength of short-term borrowing markets and other capital markets. Reduced liquidity in the markets could increase financing costs or reduce the availability of funds to finance our existing operations as well as those of our customers. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

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
During the six months ended June 30, 2009, we elected 1-month LIBOR as the variable-rate benchmark for our revolving facility and changed the interest rate to 5.195%. We also amended our interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of or the accounting for the interest rate swap. Fluctuations in interest rates in a given period may result in the recognition of gains or losses for that period.
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
The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2010, March 31, 2010, and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30,	March 31,	December 31,
	2010	2010	2009

Americas	$864	$851	$850
EMEA	475	480	510
Asia/Pacific	176	176	157

Total	$1,515	$1,507	$1,517

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience. The Committed Backlog and Renewal Backlog estimates as of June 30, 2010 are $755 million and $760 million, respectively.
We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2010, March 31, 2010 and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2010
	Monthly	Non-
	Recurring	Recurring	Total

Americas	$163	$45	$208
EMEA	88	35	123
Asia/Pacific	33	10	43

Total	$284	$90	$374

	March 31, 2010			December 31, 2009
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$151	$43	$194	$149	$40	$189
EMEA	84	38	122	89	37	126
Asia/Pacific	32	11	43	29	11	40

Total	$267	$92	$359	$267	$88	$355

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
RESULTS OF OPERATIONS
Reclassifications
During the six months ended June 30, 2010, we refined the classification of our revenues in order to better conform to industry practice and to better reflect the results of our on-demand business. Our presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, we reclassified $0.7 million, $1.4 million and $9.0 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009. We reclassified $1.0 million, $3.0 million and $16.7 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009.
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

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$11,113	12.0%	$9,646	11.1%	$20,856	11.6%	$23,111	13.2%
Monthly license fees (MLFs)	20,286	21.9%	16,787	19.3%	39,860	22.1%	34,142	19.5%

Software license fees	31,399	34.0%	26,433	30.3%	60,716	33.7%	57,253	32.6%
Maintenance fees	34,207	37.0%	31,928	36.6%	67,629	37.5%	61,854	35.3%
Services	17,187	18.6%	17,691	20.3%	31,805	17.7%	35,609	20.3%
Software hosting fees	9,630	10.4%	11,118	12.8%	20,016	11.1%	20,667	11.8%

Total revenues	92,423	100.0%	87,170	100.0%	180,166	100.0%	175,383	100.0%

Expenses:
Cost of software licenses fees	3,107	3.4%	3,833	4.4%	6,181	3.4%	7,000	4.0%
Cost of maintenance, services, and hosting fees	29,303	31.7%	27,955	32.1%	57,195	31.7%	55,177	31.5%
Research and development	18,798	20.3%	19,932	22.9%	37,194	20.6%	38,905	22.2%
Selling and marketing	15,989	17.3%	15,511	17.8%	32,834	18.2%	30,619	17.5%
General and administrative	15,735	17.0%	18,865	21.6%	33,197	18.4%	40,369	23.0%
Depreciation and amortization	5,125	5.5%	4,310	4.9%	10,104	5.6%	8,656	4.9%

Total expenses	88,057	95.3%	90,406	103.7%	176,705	98.1%	180,726	103.0%

Operating income (loss)	4,366	4.7%	(3,236)	-3.7%	3,461	1.9%	(5,343)	-3.0%

Other income (expense):
Interest income	126	0.1%	446	0.5%	250	0.1%	747	0.4%
Interest expense	(541)	-0.6%	(526)	-0.6%	(1,064)	-0.6%	(1,295)	-0.7%
Other, net	(1,682)	-1.8%	(3,615)	-4.1%	(1,896)	-1.1%	(4,735)	-2.7%

Total other income (expense)	(2,097)	-2.3%	(3,695)	-4.2%	(2,710)	-1.5%	(5,283)	-3.0%

Income (loss) before income taxes	2,269	2.5%	(6,931)	-8.0%	751	0.4%	(10,626)	-6.1%
Income tax expense (benefit)	2,419	2.6%	(3,369)	-3.9%	2,990	1.7%	(2,932)	-1.7%

Net income (loss)	$(150)	-0.2%	$(3,562)	-4.1%	$(2,239)	-1.2%	$(7,694)	-4.4%

Three-Month Period Ended June 30, 2010 Compared to Three-Month Period Ended June 30, 2009
Revenues
Total revenues for the three months ended June 30, 2010 increased $5.3 million, or 6.0%, as compared to the same period in 2009. Total revenues increased primarily as a result of a $5.0 million, or 18.8%, increase in software license fee revenues and a $2.3 million, or 7.1%, increase in maintenance fee revenue offset by a $0.5 million, or 2.8%, decrease in services revenues and a $1.5 million, or 13.4%, decrease in hosting revenues.
The increase in total revenues was primarily driven by an increase in all reportable operating segments with the Americas, EMEA, and Asia/Pacific increasing by $4.0 million, $0.8 million, and $0.5 million respectively.
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

As a result of the maturation of certain retail payment engine products, a higher percentage of our up-front license fees are being recognized ratably over an extended period. As a result of this shift, our monthly license fee (“MLF”) revenues have increased more substantially than our initial license fee (“ILF”) revenues during the three months ended June 30, 2010 as compared to the same period in 2009. This shift of software license fees between ILF and MLF revenues is expected to continue in future periods.
Initial License Fee (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended June 30, 2010 compared to the same period in 2009, increased by $1.5 million, or 15.2%. The Americas and EMEA reportable operating segments increased by $4.0 million and $1.6 million, respectively, offset by a decrease in the Asia/Pacific reportable operating segment of $4.1 million. The increase in ILF revenues in the Americas and EMEA reportable operating segments is largely attributable to capacity related increases and term renewals with existing customers during the three months ended June 30, 2010 that were not experienced during the three months ended June 30, 2009. The decline in the Asia/Pacific reportable operating segment is primarily due to significant customer projects completed and recognized in the three months ended June 30, 2009 that did not repeat during the three months ended June 30, 2010. Included in the above are capacity related revenue increases of $0.7 million and $2.1 million in the Americas and EMEA reportable operating segments, respectively, offset by a decline of $1.2 million in the Asia/Pacific reportable operating segment within the three months ended June 30, 2010 as compared to the same period in 2009.
Monthly License Fee (MLF) Revenue
MLF revenues are license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms as well as license and capacity fees that are paid up-front but recognized as revenue ratably over an extended period. MLF revenues increased $3.5 million, or 20.8%, during the three months ended June 30, 2010, as compared to the same period in 2009 with the Americas and EMEA reportable operating segments increasing by $0.9 million and $3.2 million, respectively, offset by a decline of $0.6 in the Asia/Pacific reportable operating segment. Within this increase is a $3.4 million increase in the amount of paid up-front revenue recognized ratably and a $0.1 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly.
Maintenance Fee Revenue
Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $2.3 million, or 7.1%, during the three months ended June 30, 2010, as compared to the same period in 2009 with the EMEA and Asia/Pacific reportable operating segments increasing by $0.9 million and $1.4 million, respectively. The increase in maintenance fee revenues can be attributed to the increased install base as a result of customer go-live events and increased adoption of enhanced maintenance programs as compared to the three months ended June 30, 2009.
Services Revenue
Services revenue includes fees earned through implementation services, professional services and facilities management services. Implementation services include product installations, product upgrades, retrofit custom software modifications (“CSM’s”), and product education. Professional services include business consultancy, technical consultancy, on site support services, CSM’s, product education, and testing services. These services include new customer implementations as well as existing customer migrations to new products or new releases of existing products. During the period in which services revenue is being deferred, direct and incremental costs related to the performance of these services are also being deferred.
Services revenue declined $0.5 million, or 2.8%, for the three months ended June 30, 2010, primarily as a result of a decrease in implementation and professional services revenue in the Asia/Pacific reportable operating segment offset by increases in the Americas and EMEA reportable operating segments. The overall decrease in services revenue is primarily due to an increase in the number and size of customer projects for which revenue is deferred as compared to the three months ended June 30, 2009.
Software Hosting Fee Revenue
Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fee revenue decreased $1.5 million, or 13.4%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decline is primarily in the Americas operating segment and can be attributed to existing customers adding new functionality or services during which time revenue is temporarily deferred until the new functionality or service is made available.
Expenses
Total operating expenses for the three months ended June 30, 2010 decreased $2.3 million, or 2.6%, as compared to the same period of 2009. Total expenses decreased primarily as a result of a $3.1 million, or 16.6%, decrease in general and administrative expenses, a $1.1 million, or 5.7%, decrease in research and development, and a $0.7 million, or 18.9%, decrease in cost of software license fees, partially offset by a $1.3 million, or 4.8%, increase in cost of maintenance, services and hosting fees, a $0.8 million, or 18.9%, increase in depreciation and amortization and a $0.5 million, or 3.1%, increase in selling and marketing.
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
Cost of software licenses fees decreased $0.7 million, or 18.9%, in the three months ended June 30, 2010 compared to the same period in 2009. Third-party software royalty expense decreased $0.8 million as a result of a decrease in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.1 million in the three months ended June 30, 2010.
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
Cost of maintenance, services, and hosting fees for the three months ended June 30, 2010 increased $1.3 million, or 4.8%, compared to the same period in 2009 primarily due to a $0.6 million decrease in net deferred expenses associated with project implementations, a $0.4 million increase in our outsourced information technology services fees, as well as a $0.3 million increase in third-party maintenance and services related fees.
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
R&D expense for the three months ended June 30, 2010 decreased $1.1 million, or 5.7%, as compared to the same period in 2009. This decrease is largely due to lower third-party contractor costs of $1.3 million and lower personnel and related costs of $0.8 million, both partially offset by $0.4 million of higher costs resulting from our outsourced information technology services and a $0.6 million decrease in deferred expenses associated with various product development efforts.
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

Selling and marketing expense for the three months ended June 30, 2010 increased $0.5 million, or 3.1%, compared to the same period in 2009 due to $0.3 million higher advertising, promotional and other professional expenses and $0.2 million higher costs resulting from our outsourced information technology services.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended June 30, 2010 decreased $3.1 million, or 16.6%, compared to the same period in 2009. General and administrative expenses for the three months ended June 30, 2010 decreased $1.9 million as a result of lower professional fees and $1.8 million as a result of lower personnel and related costs partially offset by $0.6 million of higher costs related to our outsourced technology services.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended June 30, 2010 increased $0.8 million, or 18.9%, compared to the same period in 2009 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended June 30, 2010 by $1.7 million in net foreign currency losses, as compared with $4.3 million in net losses during the same period in 2009. We realized a gain of less $0.1 million from the change in fair value of interest rate swaps during the three months ended June 30, 2010 compared to a $0.3 million loss in the same period of 2009. Interest income for the three months ended June 30, 2010 decreased $0.3 million, or 71.7%, as compared to the corresponding period of 2009. This decrease in interest income was due $0.2 million of interest earned on an amended tax return in 2009 that did not recur in 2010. Interest expense was flat, for the three months ended June 30, 2010 as compared to the corresponding period of 2009. A $1.0 million gain was realized on the contractual transfer of assets for the three months ended June 30. 2009.
Income Taxes
The effective tax rate for the three months ended June 30, 2010 is 106.6%. The effective tax rate for the three months ended June 30, 2009 was 48.6%. The effective tax rate for the three months ended June 30, 2009 was positively impacted by a release of an unrecognized tax benefit of $1.4 million, or 20.8%, recorded in the three months ended June 30, 2009. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Six-Month Period Ended June 30, 2010 Compared to Six-Month Period Ended June 30, 2009
Revenues
Total revenues for the six months ended June 30, 2010 increased $4.8 million, or 2.7%, as compared to the same period in 2009. Total revenues increased primarily as a result of a $3.5 million, or 6.1%, increase in software license fee revenues and a $5.8 million, or 9.3%, increase in maintenance fee revenue offset by a $3.8 million, or 10.7%, decline in services revenues and a $0.7 million, or 3.1%, decline in hosting revenues.

All reportable operating segments experienced an increase in total revenues for the six months ended June 30, 2010 as compared to the same period in 2009 with the Americas, EMEA, and Asia/Pacific increasing by $0.3 million, $3.7 million, and $0.8 million respectively.
Software License Fee Revenues
As a result of the maturation of certain retail payment engine products, a higher percentage of our up-front license fees is being recognized ratably over an extended period. As a result of this shift, our ILF revenues have declined while our MLF revenues have increased during the six months ended June 30, 2010 as compared to the same period in 2009. This shift of software license fees between ILF and MLF revenues is expected to continue in future periods.
Initial License Fee (ILF) Revenue
ILF revenues during the six months ended June 30, 2010 compared to the same period in 2009, decreased by $2.3 million, or 9.8%. The Americas and EMEA reportable operating segments increased by $0.4 million and $5.2 million, respectively, offset by a decline in the Asia/Pacific reportable operating segment of $7.9 million. The increase in ILF revenues in the EMEA reportable operating segment is largely attributable to capacity related increases and term renewals with existing customers during the six months ended June 30, 2010 that were not experienced during the six months ended June 30, 2009. The decline in the Asia-Pacific reportable operating segment is largely attributable to a large BASE24-eps migration project completed and recognized in the six months ended June 30, 2009 with no comparable project completed in the six months ended June 30, 2010. Included in the above are capacity related revenue declines of $1.0 million and $2.4 million in the Americas and Asia/Pacific reportable operating segments, respectively, offset by an increase of $2.7 million in the EMEA reportable operating segment within the six months ended June 30, 2010 as compared to the same period in 2009.
Monthly License Fee (MLF) Revenue
MLF revenues increased $5.7 million, or 16.7%, during the six months ended June 30, 2010, as compared to the same period in 2009 with the Americas and EMEA reportable operating segments increasing by $1.0 million and $5.6 million, respectively, offset by a decline of $0.9 million in the Asia/Pacific reportable operating segment. Within this increase is a $4.8 million increase in the amount of paid up-front revenue recognized ratably by customers and a $0.9 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly primarily in the EMEA reportable operating segment.
Maintenance Fee Revenue
Maintenance fee revenues increased $5.8 million, or 9.3%, during the six months ended June 30, 2010, as compared to the same period in 2009 with the EMEA and Asia/Pacific reportable operating segments increasing by $3.9 million and $1.9 million, respectively. The increase in maintenance fee revenues can be attributed to the increased install base as a result of customer go-live events and increased adoption of enhanced maintenance programs as compared to the six months ended June 30, 2009.
Services Revenue
Services revenue declined $3.8 million, or 10.7%, for the six months ended June 30, 2010, primarily as a result of a decrease in implementation and professional services revenue in the Americas and EMEA reportable operating segments. The decrease in services revenue is primarily due to an increase in the number and size of customer projects for which revenue is deferred as compared to the six months ended June 30, 2009.
Software Hosting Fee Revenue
Software hosting fee revenue decreased $0.7 million, or 3.1%, for the six months ended June 30, 2010 primarily in the Americas operating segment. The decline can be attributed to existing customers adding new functionality or services during which time revenue is temporarily deferred until the new functionality or service is made available.
Expenses
Total operating expenses for the six months ended June 30, 2010 decreased $4.0 million, or 2.2%, as compared to the same period of 2009. Total expenses decreased primarily as a result of a $7.2 million, or 17.8%, decrease in general and administrative expenses, a $1.7 million, or 4.4%, decrease in research and development, and a $0.8 million, or 11.7%, decrease in cost of software license fees, partially offset by a $2.2 million, or 7.2%, increase in selling and marketing, a $2.0 million, or 3.7%, increase in cost of maintenance, services, and hosting fees and a $1.4 million, or 16.7%, increase in depreciation and amortization.
Cost of Software License Fees

Cost of software licenses fees decreased $0.8 million, or 11.7%, in the six months ended June 30, 2010 compared to the same period in 2009. Third-party software royalty expense decreased $1.0 million as a result of a decrease in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.2 million in the six months ended June 30, 2010.

Cost of Maintenance, Services, and Hosting fees
Cost of maintenance, services, and hosting fees for the six months ended June 30, 2010 increased $2.0 million, or 3.7%, compared to the same period in 2009 primarily due to a $1.0 million increase in costs resulting from our outsourced information technology services, as well as a $0.7 million increase in third-party maintenance and services related fees and a $0.3 million decrease in net deferred expenses associated with project implementations.
Research and Development
R&D expense for the six months ended June 30, 2010 decreased $1.7 million, or 4.4%, as compared to the same period in 2009. This decrease is largely due to lower third-party contractor costs of $2.5 million partially offset by $0.4 million higher costs resulting from our outsourced information technology services and a $0.4 million decrease in deferred expenses associated with various product development efforts.
Selling and Marketing
Selling and marketing expense for the six months ended June 30, 2010 increased $2.2 million, or 7.2%, compared to the same period in 2009 due to a $1.2 million increase in personnel and related costs, a $0.5 million increase in advertising and promotional expenses, and $0.5 million higher costs resulting from our outsourced information technology services.
General and Administrative
General and administrative expense for the six months ended June 30, 2010 decreased $7.2 million, or 17.8%, compared to the same period in 2009. General and administrative expenses for the six months ended June 30, 2009, with no corresponding expenses in the six months ended June 30, 2010, included $1.0 million of professional fees associated with the restatement of our 2008 quarterly financial statements, $1.1 million of consulting fees related to business reinvestment initiatives and $0.2 million of transition costs related to our outsourced technology services. In addition, general and administrative expenses decreased $3.5 million as a result of lower personnel and related costs and $2.4 million as a result of lower professional fees. These amounts were partially offset by a $1.0 million increase in costs resulting from our outsourced information technology services.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2010 increased $1.4 million, or 16.7%, compared to the same period in 2009 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the six months ended June 30, 2010 by $1.6 million in net foreign currency losses, as compared with $5.1 million in net losses during the same period in 2009. A $0.1 million loss on change in fair value of interest rate swaps was incurred during the six months ended June 30, 2010 compared to a $0.8 million loss in the same period of 2009. Interest income for the six months ended June 30, 2010 decreased $0.5 million, or 66.5%, as compared to the corresponding period of 2009. This decrease in interest income was due $0.2 million of interest earned on an amended tax return in 2009 that did not recur in 2010 as well as interest from the contractual transfer of assets in 2009 that did not occur during 2010. Interest expense decreased $0.2 million, or 17.8%, for the six months ended June 30, 2010, as compared to the corresponding period of 2009. A $1.0 million gain was realized on the contractual transfer of assets for the six months ended June 30. 2009.
Income Taxes
The effective tax rate for the six months ended June 30, 2010 was 398.1%. The effective tax rate for the six months ended June 30, 2009 was 27.6%. The effective tax rate for the six months ended June 30, 2009 was positively impacted by a release of an unrecognized tax benefit of $1.4 million, or 13.6%. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Segment Results
The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Americas	$50,185	$46,239	$96,501	$96,162
EMEA	30,466	29,707	62,379	58,722
Asia/Pacific	11,772	11,224	21,286	20,499

	$92,423	$87,170	$180,166	$175,383

Operating income (loss):
Americas	$6,829	$754	$9,888	$7,621
EMEA	358	(2,595)	217	(8,340)
Asia/Pacific	(2,821)	(1,395)	(6,644)	(4,624)

	$4,366	$(3,236)	$3,461	$(5,343)

Liquidity and Capital Resources
As of June 30, 2010, our principal sources of liquidity consisted of $117.8 million in cash and cash equivalents and $75 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of June 30, 2010. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity for at least the next twelve month period. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. As of June 30, 2010, we were in compliance with all credit facility covenants.
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
Our board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 7,923,580 shares for approximately $184 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $26 million as of June 30, 2010.
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

	Six Months Ended
	June 30,
	2010	2009
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$17,098	$19,450
Investing activities	(9,387)	(8,927)
Financing activities	(13,897)	(14,137)
Net cash flows provided by operating activities for the six months ended June 30, 2010 amounted to $17.1 million as compared to $19.5 million during the same period in 2009. The comparative period decrease in net cash flows from operating activities of $2.4 million was principally the result of an increase of $6.7 million in cash payments to vendors partially offset by a decrease in net losses of $5.5 million during the six months ended June 30, 2010 compared to same period in 2009.
Net cash flows used by investing activities totaled $9.4 million in the six months ended June 30, 2010 as compared to $8.9 million used by investing activities during the same period in 2009. During the six months ended June 30, 2010, we used cash of $6.3 million to purchase software, property and equipment and $3.1 million for costs related to fulfillment of the technical enablement milestones under the Alliance. During the six months ended June 30, 2009, we used cash of $6.4 million to purchase software, property and equipment and $3.6 million for costs related to fulfillment of the technical enablement milestones under the Alliance. In addition, during the six months ended June 30, 2009, we received $1.1 million of proceeds from contractual obligations relating to the sale of intellectual property.
Net cash flows used by financing activities totaled $13.9 million in the six months ended June 30, 2010 as compared to net cash flows used by financing activities of $14.1 million during the same period in 2009. During six months ended June 30, 2010 and 2009, we used $15.7 million and $15.0 million, respectively, to repurchase shares of our common stock under our stock repurchase plan. We made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.7 million and $0.9 million during the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, we received proceeds of $2.2 million and $1.5 million, including corresponding excess tax benefits, from the exercises of stock options and $0.5 million and $0.6 million for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), respectively.
We also realized a $2.0 million decrease in cash during the six months ended June 30, 2010 compared to a $5.1 million increase during the same period of 2009 related to foreign exchange rate variances.
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
We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. The liability for unrecognized tax benefits at June 30, 2010 is $10.8 million.
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
Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of June 30, 2010 and December 31, 2009 our intangible assets, excluding goodwill, net of accumulated amortization, were $23.1 and $26.9 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.
Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.
As of June 30, 2010 and December 31, 2009, our goodwill was $199.7 and $204.9 million, respectively. In accordance with ASC 350, Intangibles — Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.
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
Pursuant to our 2005 Equity and Performance Incentive Plan (the “2005 Incentive Plan”), we granted long term incentive program performance share awards (“LTIP Performance Shares”) during the six months ended June 30, 2010 and the year ended December 31, 2009. These awards are earned based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.
During the six months ended June 30, 2010 and 2009, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). The awards granted during the six months ended June 30, 2010 have a requisite service period of three years and vest in increments of 33% on the anniversary dates of the grants. The awards granted during the six months ended June 30, 2009 have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends payable on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. We recognize compensation expense for RSAs on a straight-line basis over the requisite service period.
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
The Emerging Issues Task Force (“EITF”) is currently considering whether the milestone method is an acceptable attribution method for revenue recognition. They proposed EITF 08-9, Milestone Method of Revenue Recognition, to further clarify the conditions in which a company can recognize revenue under this method. This proposal has not yet been ratified by the FASB and as such, is not yet GAAP guidance. We are currently assessing the impact of this proposed guidance on our financial statements if it is ratified.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the six months ended June 30, 2010. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2010, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.
We have two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 1-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. Both of these swaps terminate on October 4, 2010.
During the six months ended June 30, 2009, we elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of the interest rate swap or the accounting. As of June 30, 2010, the fair value liability of the interest rate swaps was approximately $2.4 million, all of which was included in other current liabilities on the condensed consolidated balance sheet. The potential additional loss in fair value liability of the interest rate swaps resulting from a hypothetical 10 percent adverse change in interest rates was less than $0.1 million at June 30, 2010. Because our interest rate swaps do not qualify for hedge accounting, changes in the fair value of the interest rate swaps are recognized in the condensed consolidated statements of operations, along with the related income tax effects.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2010:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased
	Shares	Average Price	Announced	Under the
Period	Purchased	Paid per Share	Program	Program
April 1 through April 30, 2010	39,100	$19.04	39,100	$37,804,000
May 1 through May 31, 2010	270,600	18.77	270,600	32,725,000
June 1 through June 30, 2010	369,400	18.53	369,400	25,880,000

Total	679,100	$18.65	679,100

(1)
In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $26 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the three months ended June 30, 2010, all shares were purchased in open-market transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit
No.			Description

3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)		Amended and Restated Bylaws of the Company
4.01	(3)		Form of Common Stock Certificate
31.01			Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02			Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01		*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB		**	XBRL Taxonomy Extension Label Linkbase
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase

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

**	Furnished, not filed

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)
Date: July 30, 2010	By:	/s/ Scott W. Behrens
Scott W. Behrens
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.			Description

3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)		Amended and Restated Bylaws of the Company
4.01	(3)		Form of Common Stock Certificate
31.01			Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02			Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01		*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		**	XBRL Instance Document
101.SCH		**	XBRL Taxonomy Extension Schema
101.CAL		**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB		**	XBRL Taxonomy Extension Label Linkbase
101.PRE		**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF		**	XBRL Taxonomy Extension Definition Linkbase

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

**	Furnished, not filed

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.