Form 10-Q
period 2010-09-30
ACI WORLDWIDE, INC.
filed 2010-10-29
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2010, there were 33,202,786 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$143,902	$125,917
Billed receivables, net of allowances of $2,892 and $2,732, respectively	71,325	98,915
Accrued receivables	9,163	9,468
Deferred income taxes, net	17,682	17,459
Recoverable income taxes	1,524	—
Prepaid expenses	12,580	12,079
Other current assets	12,332	10,224

Total current assets	268,508	274,062

Property and equipment, net	18,099	17,570
Software, net	26,462	30,037
Goodwill	204,615	204,850
Other intangible assets, net	22,130	26,906
Deferred income taxes, net	29,608	26,024
Other noncurrent assets	11,971	10,594

TOTAL ASSETS	$581,393	$590,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,364	$17,591
Accrued employee compensation	26,236	24,492
Deferred revenue	131,501	106,349
Income taxes payable	604	10,681
Alliance agreement liability	4,243	10,507
Note payable under credit facility	75,000	—
Accrued and other current liabilities	26,058	25,780

Total current liabilities	271,006	195,400

Deferred revenue	35,725	31,533
Note payable under credit facility	—	75,000
Alliance agreement noncurrent liability	20,667	21,980
Other noncurrent liabilities	27,282	30,067

Total liabilities	354,680	353,980

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at September 30, 2010 and December 31, 2009	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,614,545 and 6,784,932 shares outstanding at September 30, 2010 and December 31, 2009, respectively	(173,164)	(158,652)
Additional paid-in capital	311,274	307,279
Retained earnings	78,191	78,094
Accumulated other comprehensive loss	(13,795)	(14,865)

Total stockholders’ equity	226,713	236,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,393	$590,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Software license fees	$37,804	$40,396	$98,520	$97,649
Maintenance fees	32,480	33,314	100,109	95,168
Services	15,439	20,813	47,244	56,422
Software hosting fees	11,294	9,938	31,310	30,605

Total revenues	97,017	104,461	277,183	279,844

Expenses:
Cost of software license fees (1)	3,088	3,936	9,269	10,936
Cost of maintenance, services, and hosting fees (1)	28,956	27,959	86,151	83,136
Research and development	18,165	20,071	55,359	58,976
Selling and marketing	17,933	14,911	50,767	45,530
General and administrative	16,341	21,064	49,538	61,433
Depreciation and amortization	5,146	4,577	15,250	13,233

Total expenses	89,629	92,518	266,334	273,244

Operating income	7,388	11,943	10,849	6,600

Other income (expense):
Interest income	185	117	435	864
Interest expense	(418)	(488)	(1,482)	(1,783)
Other, net	(1,556)	16	(3,452)	(4,719)

Total other income (expense)	(1,789)	(355)	(4,499)	(5,638)

Income before income taxes	5,599	11,588	6,350	962
Income tax expense	3,263	3,829	6,253	897

Net income	$2,336	$7,759	$97	$65

Income per share information
Weighted average shares outstanding
Basic	33,244	34,012	33,670	34,492
Diluted	33,480	34,170	33,907	34,675

Income per share
Basic	$0.07	$0.23	$0.00	$0.00
Diluted	$0.07	$0.23	$0.00	$0.00

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS)
(unaudited and in thousands)

						Accumulated
		Common		Additional		Other
	Common	Stock	Treasury	Paid-in	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2009	$204	$24,003	$(158,652)	$307,279	$78,094	$(14,865)	$236,063
Comprehensive income information:
Net income	—	—	—	—	97	—	97
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	1,070	1,070

Comprehensive income							1,167
Repurchase of common stock	—	—	(18,624)	—	—	—	(18,624)
Issuance of common stock pursuant to Employee stock purchase plan	—	—	1,057	(360)	—	—	697
Exercises of stock options	—	—	4,329	(1,821)	—	—	2,508
Tax benefit of stock options exercised	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	—	5,455	—	—	5,455
Forfeiture of non-vested RSAs	—	—	(1,141)	1,141	—	—	—
Non-vested restricted share awards subject to redemption	—	—	384	(384)	—	—	—
Repurchase of restricted stock for tax withholdings	—	—	(517)	—	—	—	(517)

Balance as of September 30, 2010	$204	$24,003	$(173,164)	$311,274	$78,191	$(13,795)	$226,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$97	$65
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	5,107	4,761
Amortization	14,671	12,716
Tax expense of intellectual property shift	1,650	1,650
Deferred income taxes	456	(12,894)
Stock-based compensation expense	5,455	6,668
Tax benefit of stock options exercised	275	21
Other	458	651
Changes in operating assets and liabilities, net:
Billed and accrued receivables, net	22,779	4,380
Other current assets	(1,996)	(1,678)
Other noncurrent assets	(3,455)	964
Accounts payable	(8,201)	(1,911)
Accrued employee compensation	1,534	3,374
Accrued liabilities	(5,389)	(11,502)
Current income taxes	(10,919)	4,733
Deferred revenue	28,704	3,405
Other current and noncurrent liabilities	(2,093)	(3,976)

Net cash flows from operating activities	49,133	11,427

Cash flows from investing activities:
Purchases of property and equipment	(4,157)	(2,246)
Purchases of software and distribution rights	(6,375)	(4,857)
Alliance technical enablement expenditures	(4,423)	(5,967)
Proceeds from assets transferred under contractual obligations	—	1,050
Payments of earn-out obligations	—	(473)

Net cash flows from investing activities	(14,955)	(12,493)

Cash flows from financing activities:
Proceeds from issuance of common stock	866	965
Proceeds from exercises of stock options	2,508	1,544
Excess tax benefit of stock options exercised	159	79
Purchases of common stock	(18,624)	(15,000)
Repurchase of restricted stock for tax withholdings	(517)	(622)
Payments on debt and capital leases	(1,306)	(1,271)
Distribution to noncontrolling interest	(1,232)	—

Net cash flows from financing activities	(18,146)	(14,305)

Effect of exchange rate fluctuations on cash	1,953	5,391

Net increase (decrease) in cash and cash equivalents	17,985	(9,980)
Cash and cash equivalents, beginning of period	125,917	112,966

Cash and cash equivalents, end of period	$143,902	$102,986

Supplemental cash flow information
Income taxes paid, net	$20,886	$10,497
Interest paid	$1,238	$2,576
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements at September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements.
The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010. Results for the three and nine months ended September 30, 2010, are not necessarily indicative of results that may be attained in the future.
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
Comprehensive Income
The Company’s comprehensive income for the three months ended September 30, 2010 and September 30, 2009 was $10.1 million and $9.0 million, respectively. The Company’s comprehensive income for the nine months ended September 30, 2010 and September 30, 2009 was $1.2 million and $8.3 million, respectively. The two components of comprehensive income are net income and foreign currency translation adjustments. The foreign currency translation adjustments for the three months ended September 30, 2010 and September 30, 2009 were $7.8 million and $1.2 million, respectively. The foreign currency translation adjustments for the nine months ended September 30, 2010 and September 30, 2009 were $1.1 million and $8.2 million, respectively. Accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheet represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive loss have not been tax effected.
Note Payable Under Credit Facility
On September 29, 2006, the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company. As of September 30, 2010, the revolving credit facility has been classified as current due to the maturity date being within 12 months.
Noncontrolling Interest
On September 21, 2010, the Company dissolved its partnership based in Madrid, Spain with Sistema 4B, S.A. (“Sistema”). As a result, the Company paid Sistema 1.0 million Euros (approximately $1.2 million) during the nine months ended September 30, 2010. Noncontrolling interest in this partnership of $1.4 million was included in other noncurrent liabilities as of December 31, 2009.

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
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone method (Topic 605), that designates the milestone method and acceptable attribution method for revenue recognition. This further clarifies the conditions in which a company can recognize revenue under this method. The Company is currently assessing the impact of this guidance on its financial statements.
Reclassification
During the nine months ended September 30, 2010, the Company refined the classification of its revenues in order to better conform to industry practice and to better reflect the results of the Company’s on-demand business. The Company’s presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, the Company reclassified $0.3 million, $1.5 million and $8.1 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2009. The Company reclassified $1.3 million, $4.5 million and $24.8 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total revenues or net income for the prior period presented.
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
When a software license arrangement includes services to provide significant modification or customization of software, those services are not separable from the software and are accounted for in accordance with ASC 605-35, Revenue Recognition: Long Term Construction Type Contracts generally referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. In certain cases, the Company provides its customers with extended payment terms whereby payment is deferred beyond when the services are rendered. In other projects, the Company provides its customer with extended payment terms that are refundable in the event certain milestones are not achieved or the project scope changes. The Company excludes revenues due on extended payment terms from its current percentage-of-completion computation until such time that collection of the fees becomes probable. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and indirect costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery or when payment terms are significantly beyond the Company’s standard business practice, the software license fee is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the software license fee is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectability, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.
ASC 605-985 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals, expressed in dollar terms, or separate sales with consistent pricing of PCS expressed in percentage terms. In determining whether a stated renewal is not substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.
ASC 605-985 also requires the seller of software that includes services to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the services revenue. The Company establishes VSOE of the fair value of services by reference to separate sales of comparable services with consistent pricing. In determining whether services pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.
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
This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Software license fees	$14,553	$3,328	$26,335	$10,425
Maintenance fees	2,349	1,230	5,507	3,957
Services	1,216	1,368	4,024	5,001

Total	$18,118	$5,926	$35,866	$19,383

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
For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element. For those situations in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ASC 605-985. For those arrangements in which VSOE of fair value does not exist for the PCS element all revenue is deferred until such time as the services are complete. Once services are complete, revenue is then recognized ratably over the remaining PCS period.
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
Multiple Arrangements, The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate agreements for revenue recognition purposes. The Company evaluates whether the agreements were negotiated as part of a single project, whether the products or services are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to the functionality in another arrangement in order to reach appropriate conclusions regarding whether such arrangements are related or separate. The conclusions reached can impact the timing of revenue recognition related to those arrangements.
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
3. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2010 and 2009 totaled 45,642 and 59,298, respectively.
Stock-Based Payments Pursuant ASC 718
During the nine months ended September 30, 2010, pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (“2005 Incentive Plan”) the Company granted stock options.

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price ($)	Term (Years)	Options ($)
Outstanding as of December 31, 2009	3,556,873	$20.72
Granted	95,125	18.96
Exercised	(186,563)	13.45
Forfeited	(106,625)	18.11
Expired	(12,674)	31.14

Outstanding as of September 30, 2010	3,346,136	$21.12	5.46	$12,147,363

Exercisable as of September 30, 2010	2,249,134	$21.57	4.74	$8,920,431

As of September 30, 2010, the Company expects that 94.0% of the options will vest over the vesting period.
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was $9.39 and $8.55, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2010 and 2009. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $1.2 million and $0.7 million, respectively.
There were no options granted during the three months ended September 30, 2010. The fair value of options granted during the nine months ended September 30, 2010 and 2009 and the three months ended September 30, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, Compensation-Stock Compensation, with the following weighted-average assumptions:

	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2009

Expected life (years)	5.63	6.25	6.03
Interest rate	2.3%	3.0%	3.1%
Volatility	51.7%	55.1%	54.4%
Dividend yield	—	—	—
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
Pursuant to the Company’s 2005 Incentive Plan, the Company has granted LTIP performance shares. These LTIP performance shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company as determined by the Company (“sales growth”), and (ii) the cumulative operating income over the Performance Period as determined by the Company (“contribution margin”). In no event will any of the LTIP performance shares become earned if the Company’s sales growth or contribution margin is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined sales growth and contribution margin threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the condensed consolidated financial statements. Through September 30, 2010, the Company has accrued compensation costs assuming an attainment level of 100%.

A summary of nonvested LTIP Performance shares outstanding as of September 30, 2010 and changes during the period are as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value ($)
Nonvested as of December 31, 2009	216,150	$16.52
Granted	12,120	20.76
Forfeited	(23,700)	16.52

Nonvested as of September 30, 2010	204,570	$16.77

Pursuant to the Company’s 2005 Incentive Plan, the Company has granted restricted share awards (“RSAs”). The awards granted during the nine months ended September 30, 2010 have a requisite service period of three years and vest in increments of 33% on the anniversary dates of the grants. The awards granted prior to December 31, 2009 have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends payable on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.
A summary of nonvested RSAs as of September 30, 2010 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value ($)
Nonvested as of December 31, 2009	314,548	$17.94
Granted	16,500	19.65
Vested	(89,764)	17.89
Forfeited	(49,686)	18.59

Nonvested as of September 30, 2010	191,598	$17.95

During the nine months ended September 30, 2010, 89,764 of the RSAs vested. The Company withheld 28,632 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.
As of September 30, 2010, there were unrecognized compensation costs of $4.7 million related to nonvested stock options, $2.6 million related to the nonvested RSAs and $2.4 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.8 years, 2.0 years and 2.2 years, respectively.
The Company recorded stock-based compensation expenses in accordance with ASC 718 for the three months ended September 30, 2010 and 2009 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $1.9 million and $2.0 million, with corresponding tax benefits of $0.7 million and $0.8 million, respectively. The Company recorded stock-based compensation expenses in accordance with ASC 718 for the nine months ended September 30, 2010 and 2009 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $5.5 million and $6.7 million, with corresponding tax benefits of $2.0 million and $2.5 million, respectively. Tax benefits in excess of the option’s grant date fair value under ASC 718 are classified as financing cash flows. No stock-based compensation costs were capitalized during the nine months ended September 30, 2010 and 2009. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards, which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2010 and 2009 was $2.5 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.
4. Goodwill
Changes in the carrying amount of goodwill during the nine months ended September 30, 2010, consisting of foreign currency translation adjustments, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2009	$187,241	$46,846	$18,195	$252,282
Total impairment prior to December 31, 2009	(47,432)	—	—	(47,432)

Balance as of December 31, 2009	139,809	46,846	18,195	204,850
Foreign currency translation adjustments	52	(1,532)	1,245	(235)

Balance as of September 30, 2010	$139,861	$45,314	$19,440	$204,615

5. Software and Other Intangible Assets
At September 30, 2010, software net book value totaling $26.5 million, net of $45.8 million of accumulated amortization, includes software marketed for external sale of $14.4 million. The remaining software net book value of $12.1 million is comprised of various software that has been acquired or developed for internal use.
Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended September 30, 2010 and 2009 totaled $1.5 million and $1.4 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2010 and 2009 totaled $4.5 million and $4.2 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $1.8 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $5.4 million and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.
The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Customer relationships	$36,534	$(17,846)	$18,688	$41,636	$(19,727)	$21,909
Purchased contracts	10,791	(8,059)	2,732	11,179	(7,030)	4,149
Trademarks and tradenames	1,083	(398)	685	2,526	(1,711)	815
Covenant not to compete	83	(58)	25	74	(41)	33

	$48,491	$(26,361)	$22,130	$55,415	$(28,509)	$26,906

Other intangible assets amortization expense recorded in the three months ended September 30, 2010 and 2009 totaled $1.6 million and $1.5 million, respectively. Other intangible assets amortization expense recorded in the nine months ended September 30, 2010 and 2009 totaled $4.7 million and $4.5 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2010, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2010	$3,378	$1,585
2011	11,315	5,987
2012	8,051	4,914
2013	2,786	4,663
2014	932	2,874
Thereafter	—	2,107

Total	$26,462	$22,130

6. Derivative Instruments and Hedging Activities
The Company maintains an interest-rate risk-management strategy that uses derivative instruments to mitigate the risk of variability in future cash flows (and related interest expense) associated with currently outstanding and forecasted floating rate bank borrowings due to changes in the benchmark interest rate (“LIBOR”).
As of September 30, 2010, the Company had $75 million of outstanding variable-rate borrowings under a 5-year $150 million revolving facility that matures on September 29, 2011. The variable-rate benchmark was 1-month LIBOR. The Company had two interest-rate swaps to convert its existing and forecasted variable-rate borrowing needs to fixed rates that expired on October 4, 2010.
During the nine months ended September 30, 2009, the Company elected 1-month LIBOR as the variable-rate benchmark for its revolving facility. The Company also amended its interest rate swap on the $75 million notional amount from 3-month LIBOR to 1-month LIBOR. This basis swap did not impact the maturity date of or the accounting for the interest rate swap.
Although the Company believes that these interest rate swaps mitigated the risk of variability in future cash flows associated with existing and forecasted variable rate borrowings during the term of the swaps, neither swap qualified for hedge accounting. Accordingly, the loss resulting from the change in fair value of the interest rate swaps for the three months ended September 30, 2010 and 2009 of less than $0.1 million and $0.7 million, respectively, is reflected as expense in other, net in the accompanying condensed consolidated statements of operations. The loss resulting from the change in fair value of the interest rate swaps for the nine months ended September 30, 2010 and 2009 of $0.2 million and $1.4 million, respectively, is reflected as expense in other, net in the accompanying condensed consolidated statements of operations.
Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)
Beginning fair value as of December 31, 2009	$(5,271)
Net settlement payments	4,600
Loss recognized in earnings	(153)

Ending fair value as of September 30, 2010	$(824)

As of September 30, 2010, the $0.8 million fair value liability is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.
Net settlements are measured monthly and paid monthly under the $75 million notional amount interest rate swap and paid quarterly under the $50 million notional amount interest rate swap. The net settlements are recorded in other, net in the accompanying condensed consolidated statements of operations. The swap agreements expired on October 4, 2010 and the entire $0.8 million fair value was paid by the Company subsequent to September 30, 2010.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$—	$5,271	$—

Total liabilities as of December 31, 2009	$—	$5,271	$—

Derivative liabilities	$—	$824	$—

Total liabilities as of September 30, 2010	$—	$824	$—

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

The Company pays interest quarterly on its revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. As of September 30, 2010, the fair value of the Company’s revolving credit facility approximates its carrying value.
8. Corporate Restructuring and Other Reorganization Charges
Changes in the liability for corporate restructuring charges during the nine months ended September 30, 2010 were as follows (in thousands):

Termination Benefits
Balance as of December 31, 2009	$312
Amounts paid during the period	(312)

Balance as of September 30, 2010	$—

As of December 31, 2009, the liabilities were classified as short-term liabilities in accrued employee compensation in the accompanying condensed consolidated balance sheets. This balance was paid during the nine months ended September 30, 2010.
9. Common Stock, Treasury Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 8,082,180 shares for approximately $187.1 million. During the nine months ended September 30, 2010, the Company purchased 1.0 million shares of common stock under this repurchase plan for approximately $18.6 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of September 30, 2010.
Earnings (loss) per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average share outstanding:
Basic weighted average shares outstanding	33,244	34,012	33,670	34,492
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	236	158	237	183

Diluted weighted average shares outstanding	33,480	34,170	33,907	34,675

For the three and nine months ended September 30, 2010 and 2009, 5.5 million and 6.1 million, respectively, options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted earnings per share computation as their effect would be anti-dilutive.

10. Other Income (Expense), net
Other, net is comprised of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Foreign currency transaction gain (losses)	$(1,456)	$1,055	$(3,078)	$(4,032)
Loss on interest rate swap	(16)	(653)	(153)	(1,420)
Gain on transfer of assets under contractual obligations	—	—	—	1,049
Other	(84)	(386)	(221)	(316)

Total	$(1,556)	$16	$(3,452)	$(4,719)

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
The Company allocated segment support expenses such as global product delivery, business operations and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Americas	$49,950	$58,730	$146,451	$154,892
EMEA	35,067	35,159	97,446	93,881
Asia/Pacific	12,000	10,572	33,286	31,071

	$97,017	$104,461	$277,183	$279,844

Operating income (loss):
Americas	$7,594	$12,225	$17,482	$19,846
EMEA	3,928	2,277	4,145	(6,063)
Asia/Pacific	(4,134)	(2,559)	(10,778)	(7,183)

	$7,388	$11,943	$10,849	$6,600

	September 30,	December 31,
	2010	2009
Total assets:
Americas — United States	$326,015	$345,304
Americas — Other	23,044	15,718
EMEA	178,227	187,356
Asia/Pacific	54,107	41,665

	$581,393	$590,043

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2010 and 2009. Aggregate revenues attributable to customers in the United Kingdom accounted for 10.8% of the Company’s consolidated revenues during the three months ended September 30, 2010. No country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2010 and 2009.
12. Income Taxes
The effective tax rate for the three months ended September 30, 2010 and 2009 was 58.3% and 33.0%, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 98.5% and 93.2%, respectively. The effective tax rate for the three months ended September 30, 2009 was positively impacted by tax rate differentials in various countries in which the Company operates. The effective tax rate for the nine months ended September 30, 2009 was positively impacted by a release of an unrecognized tax benefit of $1.6 million. The effective tax rate in all four periods is negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The amount of unrecognized tax benefits for uncertain tax positions was $11.2 million as of September 30, 2010 and $10.9 million as of December 31, 2009, excluding related liabilities for interest and penalties of $2.2 million as of September 30, 2010 and $2.0 million as of December 31, 2009.
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
14. International Business Machines Corporation Alliance
During the three months ended September 30, 2010 and 2009, the Company incurred $2.2 million and $3.7 million of costs, respectively, related to fulfillment of the technical enablement milestones under the International Business Machines Corporation (“IBM”) Master Alliance Agreement, as amended (the “Alliance”). During the nine months ended September 30, 2010 and 2009, the Company incurred $7.6 million and $9.4 million of costs, respectively, related to fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20, Software — Cost of Software to be Sold, Leased, or Marketed, in the accompanying condensed consolidated balance sheets and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, $20.7 million was refundable subject to achievement of future milestones.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance as of December 31, 2009	$32,487
Costs related to fulfillment of technical enablement milestones	(7,577)

Balance as of September 30, 2010	$24,910

Of the $24.9 million Alliance agreement liability, $4.2 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of September 30, 2010.
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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed February 26, 2010. Results for the three and nine months ended September 30, 2010, are not necessarily indicative of results that may be attained in the future.
Overview
We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions — the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products have historically been marketed under the ACI Worldwide brand. In September 2010, we launched a new ACI Payment Systems brand for our products to reflect our focus on the broader payments industry and to emphasize our position as a trusted provider in the payments market.

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. In fiscal 2006, we established a new subsidiary in Ireland to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere and manages certain of our intellectual property rights. During 2010 and 2009, we have continued our efforts to try and take a direct selling and support strategy in certain countries where historically we have used third-party distributors to represent our products in an effort to develop closer relationships with our customers and develop a stronger overall position in those countries.
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
As a result of the announced timelines for maturing certain of our retail payment engines products, we may experience a temporary decline in generally accepted accounting principles (“GAAP”) revenue recognition. As customers elect to renew, extend the term of, or add capacity or functionality to certain of our maturing retail payment engines products, we expect a higher proportion of any up-front payments to be recognized ratably over time rather than as a lump sum. As a result, we expect a temporary decline in our initial license fee (“ILF”) revenue and a corresponding increase in our monthly license fee (“MLF”) revenue during this period. We also expect a corresponding increase to current deferred revenue.
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

The banking, financial services and payments industries have come under increased scrutiny from federal, state and foreign lawmakers and regulators in response to the crises in the financial markets and the global recession. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law July 21, 2010, represents a comprehensive overhaul of the U.S. financial services industry and requires the implementation of many new regulations that will have a direct impact on our customers and potential. These regulatory changes may create both opportunities and challenges for us. The application of the new regulations on our customers could create an opportunity for us to market our product capabilities and the flexibility of our solutions to assist our customers in addressing these regulations. At the same time, these regulatory changes may have an adverse impact on our operations and our financial results as we adjust our activities in light of increased compliance costs and customer requirements. It is currently too difficult to predict the actual extent to which the Dodd-Frank Act or the resulting regulations will impact our business and the businesses of our current and potential customers.
Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition in the software industry are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as maturity of the software product licensed, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenue related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the United States dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period. We had two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 3-month LIBOR from the counterparty on a notional amount of $75 million and forecasted borrowings of $50 million, respectively. Both of these swaps expired on October 4, 2010.
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
The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009

Americas	$893	$864	$851	$850
EMEA	525	475	480	510
Asia/Pacific	179	176	176	157

Total	$1,597	$1,515	$1,507	$1,517

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience. The Committed Backlog and Renewal Backlog estimates as of September 30, 2010 are $831 million and $766 million, respectively.
We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2010			June 30, 2010
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$167	$46	$213	$163	$45	$208
EMEA	108	38	146	88	35	123
Asia/Pacific	32	6	38	33	10	43

Total	$307	$90	$397	$284	$90	$374

	March 31, 2010			December 31, 2009
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$151	$43	$194	$149	$40	$189
EMEA	84	38	122	89	37	126
Asia/Pacific	32	11	43	29	11	40

Total	$267	$92	$359	$267	$88	$355

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
RESULTS OF OPERATIONS
Reclassifications
During the nine months ended September 30, 2010, we refined the classification of our revenues in order to better conform to industry practice and to better reflect the results of our on-demand business. Our presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, we reclassified $0.3 million, $1.5 million and $8.1 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2009. We reclassified $1.3 million, $4.5 million and $24.8 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009.
These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total revenues or net income for the prior period presented.

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Total		Total		Total		Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$8,638	8.9%	$21,188	20.3%	$29,494	10.6%	$44,299	15.8%
Monthly license fees (MLFs)	29,166	30.1%	19,208	18.4%	69,026	24.9%	53,350	19.1%

Software license fees	37,804	39.0%	40,396	38.7%	98,520	35.5%	97,649	34.9%
Maintenance fees	32,480	33.5%	33,314	31.9%	100,109	36.1%	95,168	34.0%
Services	15,439	15.9%	20,813	19.9%	47,244	17.0%	56,422	20.2%
Software hosting fees	11,294	11.6%	9,938	9.5%	31,310	11.3%	30,605	10.9%

Total revenues	97,017	100.0%	104,461	100.0%	277,183	100.0%	279,844	100.0%

Expenses:
Cost of software licenses fees	3,088	3.2%	3,936	3.8%	9,269	3.3%	10,936	3.9%
Cost of maintenance, services, and hosting fees	28,956	29.8%	27,959	26.8%	86,151	31.1%	83,136	29.7%
Research and development	18,165	18.7%	20,071	19.2%	55,359	20.0%	58,976	21.1%
Selling and marketing	17,933	18.5%	14,911	14.3%	50,767	18.3%	45,530	16.3%
General and administrative	16,341	16.8%	21,064	20.2%	49,538	17.9%	61,433	22.0%
Depreciation and amortization	5,146	5.3%	4,577	4.4%	15,250	5.5%	13,233	4.7%

Total expenses	89,629	92.4%	92,518	88.6%	266,334	96.1%	273,244	97.6%

Operating income	7,388	7.6%	11,943	11.4%	10,849	3.9%	6,600	2.4%

Other income (expense):
Interest income	185	0.2%	117	0.1%	435	0.2%	864	0.3%
Interest expense	(418)	-0.4%	(488)	-0.5%	(1,482)	-0.5%	(1,783)	-0.6%
Other, net	(1,556)	-1.6%	16	0.0%	(3,452)	-1.2%	(4,719)	-1.7%

Total other income (expense)	(1,789)	-1.8%	(355)	-0.3%	(4,499)	-1.6%	(5,638)	-2.0%

Income before income taxes	5,599	5.8%	11,588	11.1%	6,350	2.3%	962	0.3%
Income tax expense	3,263	3.4%	3,829	3.7%	6,253	2.3%	897	0.3%

Net income	$2,336	2.4%	$7,759	7.4%	$97	0.0%	$65	0.0%

Three-Month Period Ended September 30, 2010 Compared to Three-Month Period Ended September 30, 2009
Revenues
Total revenues for the three months ended September 30, 2010 decreased $7.4 million, or 7.1%, as compared to the same period in 2009. Total revenues decreased primarily as a result of a $2.6 million, or 6.4%, decrease in software license fee revenues, a $0.8 million, or 2.5%, decrease in maintenance fee revenue and a $5.4 million, or 25.8%, decrease in services revenues partially offset by a $1.4 million, or 13.6%, increase in hosting revenues.
The decrease in total revenues was primarily driven by declines in the Americas and EMEA reportable operating segments of $8.8 million and $0.1 million, respectively, offset by increases in the Asia/Pacific reportable operating segment of $1.4 million.
Software License Fees Revenue
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

As a result of the maturation of certain retail payment engine products, a higher percentage of our up-front license fees are being recognized ratably over an extended period. As a result of this shift, our ILF revenues have declined while our MLF revenues have increased during the three months ended September 30, 2010 as compared to the same period in 2009. This shift of software license fees between ILF and MLF revenues is expected to continue in future periods.
Initial License Fees (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended September 30, 2010 compared to the same period in 2009, declined by $12.6 million, or 59.2%. All reportable operating segments experienced declines in ILF revenues with the Americas, EMEA and Asia/Pacific reportable operating segments declining by $11.9 million, $0.2 million and $0.5 million, respectively. The decline in the Americas reportable operating segment is primarily due to a significant customer license and capacity term renewal in the three months ended September 30, 2009 that did not repeat during the three months ended September 30, 2010. The decline in ILF revenues in the EMEA and Asia/Pacific reportable operating segments is largely attributable to various smaller term renewals with existing customers and customer go-live events during the three months ended September 30, 2009 that were not experienced during the three months ended September 30, 2010. Included in the above are capacity related revenue declines of $7.8 million and $0.8 million in the Americas and EMEA reportable operating segments, respectively, offset by an increase of $0.2 million in the Asia/Pacific reportable operating segment within the three months ended September 30, 2010 as compared to the same period in 2009.
Monthly License Fees (MLF) Revenue
MLF revenues are license and capacity revenues that are paid in monthly or quarterly increments due to negotiated customer payment terms as well as license and capacity fees that are paid up-front but recognized as revenue ratably over an extended period. MLF revenues increased $10.0 million, or 51.8%, during the three months ended September 30, 2010, as compared to the same period in 2009 with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $3.6 million, $6.2 million and $0.2 million, respectively. The increase in MLF revenues is primarily due to a $10.9 million increase in the amount of paid up-front and initial license fee revenue recognized ratably.
Maintenance Fees Revenue
Maintenance fees revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fees revenue declined $0.8 million, or 2.5%, during the three months ended September 30, 2010, as compared to the same period in 2009 with the Americas reportable operating segment declining $2.1 million offset by increases in the EMEA and Asia/Pacific reportable operating segments of $0.7 million and $0.6 million, respectively. The increase in maintenance fees revenue in the EMEA and Asia/Pacific reportable operating segments can be attributed to the increased install base as a result of customer go-live events and increased adoption of enhanced maintenance programs as compared to the three months ended September 30, 2009. The decline of maintenance fees revenue in the Americas reportable operating segment is primarily due to the temporary deferral of certain customers existing maintenance revenues pending delivery or go-live of additional functionality included as part of a term extension.
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
Services revenue declined $5.4 million, or 25.8%, for the three months ended September 30, 2010, primarily as a result of a decrease in implementation and professional services revenue in the EMEA reportable operating segment of $6.6 million offset by increases in the Americas and Asia/Pacific reportable operating segments of $0.1 million and $1.1 million, respectively. The overall decrease in services revenue is primarily due to a reduction in the size and number of customer project go-live events as well as an increase in the number and size of customer projects for which revenue is deferred as compared to the three months ended September 30, 2009.

Software Hosting Fees Revenue
Software hosting fees revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.
Software hosting fees revenue increased $1.4 million, or 13.6%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase is primarily in the Americas operating segment and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.
Expenses
Total operating expenses for the three months ended September 30, 2010 decreased $2.9 million, or 3.1%, as compared to the same period of 2009. Total expenses decreased primarily as a result of a $4.7 million, or 22.4%, decrease in general and administrative expenses, a $1.9 million, or 9.5%, decrease in research and development, and a $0.8 million, or 21.5%, decrease in cost of software license fees, partially offset by a $1.0 million, or 3.6%, increase in cost of maintenance, services and hosting fees, a $0.6 million, or 12.4%, increase in depreciation and amortization and a $3.0 million, or 20.3%, increase in selling and marketing.
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
Cost of software licenses fees decreased $0.8 million, or 21.5%, in the three months ended September 30, 2010 compared to the same period in 2009. Third-party software royalty expense decreased $0.8 million as a result of a decrease in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.1 million in the three months ended September 30, 2010.
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
Cost of maintenance, services, and hosting fees for the three months ended September 30, 2010 increased $1.0 million, or 3.6%, compared to the same period in 2009 primarily due to $1.1 million higher personnel and related costs, $0.3 million higher third-party maintenance and service related fees and $0.2 million higher professional fees, partially offset by a $0.3 million increase in net deferred expenses associated with project implementations and $0.3 million of lower costs resulting from our outsourced information technology services.
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
R&D expense for the three months ended September 30, 2010 decreased $1.9 million, or 9.5%, as compared to the same period in 2009. This decrease is largely due to lower third-party contractor costs of $1.7 million, lower personnel, facility and related costs of $1.4 million, and $0.5 million of lower costs resulting from our outsourced information technology services, all partially offset by a $1.3 million decrease in deferred expenses associated with various product development efforts and $0.4 million higher professional fees.

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
Selling and marketing expense for the three months ended September 30, 2010 increased $3.0 million, or 20.3%, compared to the same period in 2009 due to $2.6 million higher personnel and related expenses and $0.4 million higher professional fees.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended September 30, 2010 decreased $4.7 million, or 22.4%, compared to the same period in 2009. Included in the three months ended September 30, 2009, with no corresponding amounts during the same period in 2010, were $2.0 million of severance expenses related to headcount reductions. During the three month period ended September 30, 2010, personnel and related expenses decreased $2.5 million primarily as a result of these reductions, $0.7 million as a result of lower professional fees and $0.3 million as a result of lower costs from our outsourced information technology services. These decreases were partially offset by $0.8 million of higher costs related to facility rent and move expenses associated with various office and data center relocations.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended September 30, 2010 increased $0.6 million, or 12.4%, compared to the same period in 2009 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended September 30, 2010 by $1.5 million in net foreign currency losses, as compared with $1.1 million in net gains during the same period in 2009. The fair value of interest rate swaps remained flat during the three months ended September 30, 2010 compared to a $0.7 million loss in the same period of 2009. Interest income and interest expense were flat for the three months ended September 30, 2010 as compared to the corresponding period of 2009.
Income Taxes
The effective tax rate for the three months ended September 30, 2010 is 58.3%. The effective tax rate for the three months ended September 30, 2009 was 33.0%. The effective tax rate for the three months ended September 30, 2009 was positively impacted tax rate differentials in various countries in which the Company operates. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Nine-Month Period Ended September 30, 2010 Compared to Nine-Month Period Ended September 30, 2009
Revenues
Total revenues for the nine months ended September 30, 2010 decreased $2.7 million, or 1.0%, as compared to the same period in 2009. Total revenues decreased primarily as a result of a $9.2 million, or 16.3%, decrease in services revenues offset by a $0.9 million, or 0.9%, increase in software license fee revenue, a $4.9 million, or 5.2%, increase in maintenance fee revenue and a $0.7 million, or 2.3%, increase in hosting revenues.
The decline in total revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 was due to a decline in the Americas reportable operating segment of $8.4 million offset by increases in the EMEA and Asia/Pacific reportable operating segments of $3.6 million and $2.1 million respectively.
Software License Fees Revenue
As a result of the maturation of certain retail payment engine products, a higher percentage of our up-front license fees is being recognized ratably over an extended period. As a result of this shift, our ILF revenues have declined while our MLF revenues have increased during the nine months ended September 30, 2010 as compared to the same period in 2009. This shift of software license fees between ILF and MLF revenues is expected to continue in future periods.
Initial License Fees (ILF) Revenue
ILF revenues during the nine months ended September 30, 2010 compared to the same period in 2009, decreased by $14.8 million, or 33.4%. All reportable operating segments experienced declines in ILF revenue with the Americas, EMEA and Asia/Pacific reportable operating segments declining by $11.4 million, $0.9 million and $2.5 million, respectively. The decline in the Americas reportable operating segment is primarily due to a significant customer license and capacity term renewals in the nine months ended September 30, 2009 that did not repeat during the nine months ended September 30, 2010. The decline in the EMEA and Asia-Pacific reportable operating segments is largely attributable to various smaller term renewals and projects completed and recognized in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010. Included in the above are capacity related revenue declines of $8.7 million and $0.4 million in the Americas and EMEA reportable operating segments, respectively, within the nine months ended September 30, 2010 as compared to the same period in 2009.
Monthly License Fees (MLF) Revenue
MLF revenues increased $15.6 million, or 29.4%, during the nine months ended September 30, 2010, as compared to the same period in 2009 with the Americas and EMEA reportable operating segments increasing by $4.6 million and $11.0 million, respectively. The increase in MLF revenues is due to a $15.5 million increase in the amount of paid up-front revenue recognized ratably primarily in the Americas and EMEA reportable operating segments.
Maintenance Fees Revenue
Maintenance fees revenue increased $4.9 million, or 5.2%, during the nine months ended September 30, 2010, as compared to the same period in 2009 with the EMEA and Asia/Pacific reportable operating segments increasing by $4.2 million and $2.8 million, respectively, offset by a decline in the Americas reportable operating segment of $2.1 million. The increase in maintenance fees revenue can be attributed to the increased install base as a result of customer go-live events and increased adoption of enhanced maintenance programs as compared to the nine months ended September 30, 2009. The decline of maintenance fees revenue in the Americas reportable operating segment is primarily due to the temporary deferral of certain customers existing maintenance revenues pending delivery or go-live of additional functionality included as part of a term extension.
Services Revenue
Services revenue declined $9.2 million, or 16.3%, for the nine months ended September 30, 2010, primarily as a result of a decrease in implementation and professional services revenue in the Americas and EMEA reportable operating segments of $1.0 million and $10.2 million respectively, offset by an increase in the Asia/Pacific reportable operating segment of $2.0 million. The decrease in services revenue is primarily due to a reduction in the size and number of customer project go-live events as well as an increase in the number and size of customer projects for which revenue is deferred as compared to the nine months ended September 30, 2009.

Software Hosting Fees Revenue
Software hosting fees revenue increased $0.7 million, or 2.3%, for the nine months ended September 30, 2010 primarily in the Americas operating segment. The increase can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.
Expenses
Total operating expenses for the nine months ended September 30, 2010 decreased $6.9 million, or 2.5%, as compared to the same period of 2009. Total expenses decreased primarily as a result of an $11.9 million, or 19.4%, decrease in general and administrative expenses, a $3.6 million, or 6.1%, decrease in research and development, and a $1.7 million, or 15.2%, decrease in cost of software license fees, partially offset by a $5.2 million, or 11.5%, increase in selling and marketing, a $3.0 million, or 3.6%, increase in cost of maintenance, services, and hosting fees and a $2.0 million, or 15.2%, increase in depreciation and amortization.
Cost of Software License Fees
Cost of software licenses fees decreased $1.7 million, or 15.2%, in the nine months ended September 30, 2010 compared to the same period in 2009. Third-party software royalty expense decreased $2.0 million as a result of a decrease in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.3 million in the nine months ended September 30, 2010.
Cost of Maintenance, Services, and Hosting fees
Cost of maintenance, services, and hosting fees for the nine months ended September 30, 2010 increased $3.0 million, or 3.6%, compared to the same period in 2009 primarily due to $1.3 million higher personnel and related expenses, a $1.0 million increase in third-party maintenance and services related fees, a $0.4 million increase in costs resulting from our outsourced information technology services, as well as $0.3 million higher professional fees.
Research and Development
R&D expense for the nine months ended September 30, 2010 decreased $3.6 million, or 6.1%, as compared to the same period in 2009. This decrease is largely due to lower third-party contractor costs of $4.2 million and $1.4 million of lower personnel and related expenses, partially offset by $0.4 million higher costs resulting from our outsourced information technology services and a $1.6 million decrease in deferred expenses associated with various product development efforts.
Selling and Marketing
Selling and marketing expense for the nine months ended September 30, 2010 increased $5.2 million, or 11.5%, compared to the same period in 2009 due to $3.8 million higher personnel and related costs, $0.9 million higher professional fee, advertising and promotional expenses, and $0.5 million higher costs resulting from our outsourced information technology services.
General and Administrative
General and administrative expense for the nine months ended September 30, 2010 decreased $11.9 million, or 19.4%, compared to the same period in 2009. General and administrative expenses for the nine months ended September 30, 2009, with no corresponding expenses in the nine months ended September 30, 2010, included $1.0 million of professional fees associated with the restatement of our 2008 quarterly financial statements, $1.4 million of consulting fees related to business reinvestment initiatives and $0.2 million of transition costs related to our outsourced technology services. In addition, general and administrative expenses decreased $1.6 million as a result of lower severance expenses, $2.3 million as a result of lower professional fees, $0.7 million as a result of lower stock-based compensation expenses, $0.6 million as a result of lower bad debt expense and $5.6 million as a result of lower personnel and related expenses. These amounts were partially offset by a $0.3 million increase in costs resulting from our outsourced information technology services and $1.3 million of higher costs related to facility rent and move expenses associated with various office and data center relocations.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2010 increased $2.0 million, or 15.2%, compared to the same period in 2009 as a result of higher capital expenditures.

Other Income and Expense
Fluctuating currency rates impacted the nine months ended September 30, 2010 by $3.1 million in net foreign currency losses, as compared with $4.0 million in net losses during the same period in 2009. A $0.2 million loss on change in fair value of interest rate swaps was incurred during the nine months ended September 30, 2010 compared to a $1.4 million loss in the same period of 2009. Interest income for the nine months ended September 30, 2010 decreased $0.4 million, or 49.7%, as compared to the corresponding period of 2009. This decrease in interest income was due to $0.2 million of interest earned on an amended tax return in 2009 that did not recur in 2010 as well as interest from the contractual transfer of assets in 2009 that did not occur during 2010. Interest expense decreased $0.3 million, or 16.9%, for the nine months ended September 30, 2010, as compared to the corresponding period of 2009. A $1.0 million gain was realized on the contractual transfer of assets for the nine months ended September 30, 2009.
Income Taxes
The effective tax rate for the nine months ended September 30, 2010 was 98.5%. The effective tax rate for the nine months ended September 30, 2009 was 93.2%. The effective tax rate for the nine months ended September 30, 2009 was positively impacted by a release of an unrecognized tax benefit of $1.6 million. The effective tax rate in both periods are negatively impacted by the Company’s inability to recognize income tax benefits during the period as a result of losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Segment Results
The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Americas	$49,950	$58,730	$146,451	$154,892
EMEA	35,067	35,159	97,446	93,881
Asia/Pacific	12,000	10,572	33,286	31,071

	$97,017	$104,461	$277,183	$279,844

Operating income (loss):
Americas	$7,594	$12,225	$17,482	$19,846
EMEA	3,928	2,277	4,145	(6,063)
Asia/Pacific	(4,134)	(2,559)	(10,778)	(7,183)

	$7,388	$11,943	$10,849	$6,600

Liquidity and Capital Resources
As of September 30, 2010, our principal sources of liquidity consisted of $143.9 million in cash and cash equivalents and $75 million of unused borrowings under our revolving credit facility. We had bank borrowings of $75.0 million outstanding under our revolving credit facility as of September 30, 2010. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity to meet our current working capital needs for at least the next twelve month period. The current credit facility will mature on September 29, 2011, at which time any principal amounts outstanding are due. We are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on the new facility prior to the expiration of the current facility. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. As of September 30, 2010, we were in compliance with all credit facility covenants.

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
Our board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 8,082,180 shares for approximately $187.1 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of September 30, 2010.
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

	Nine Months Ended
	September 30,
	2010	2009
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$49,133	$11,427
Investing activities	(14,955)	(12,493)
Financing activities	(18,146)	(14,305)
Net cash flows provided by operating activities for the nine months ended September 30, 2010 amounted to $49.1 million as compared to $11.4 million during the same period in 2009. The comparative period increase in net cash flows from operating activities of $37.7 million was principally the result of an increase of $43.2 million in cash received from customers partially offset by an increase of cash used to pay income taxes of $10.4 million during the nine months ended September 30, 2010 compared to same period in 2009.
Net cash flows used by investing activities totaled $15.0 million in the nine months ended September 30, 2010 as compared to $12.5 million used by investing activities during the same period in 2009. During the nine months ended September 30, 2010, we used cash of $10.5 million to purchase software, property and equipment and $4.4 million for costs related to fulfillment of the technical enablement milestones under the Alliance. During the nine months ended September 30, 2009, we used cash of $7.1 million to purchase software, property and equipment and $6.0 million for costs related to fulfillment of the technical enablement milestones under the Alliance. In addition, during the nine months ended September 30, 2009, we received $1.1 million of proceeds from contractual obligations relating to the sale of intellectual property. During the nine months ended September 30, 2009, the company paid $0.5 million related to the achievement of certain financial targets related to the Stratasoft acquisition as outlined in the purchase agreement.
Net cash flows used by financing activities totaled $18.1 million in the nine months ended September 30, 2010 as compared to net cash flows used by financing activities of $14.3 million during the same period in 2009. During nine months ended September 30, 2010 and 2009, we used $18.6 million and $15.0 million, respectively, to repurchase shares of our common stock under our stock repurchase plan. We made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $1.3 million during the nine months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, we received proceeds of $2.7 million and $1.6 million, respectively, including corresponding excess tax benefits, from the exercises of stock options and $0.9 million and $1.0 million, respectively, for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended. We distributed $1.2 million in cash to noncontrolling interests during the nine months ended September 30, 2010.
We also realized an increase of $2.0 million and $5.4 million in cash during the nine months ended September 30, 2010 and 2009, respectively, related to foreign exchange rate variances.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements to meet our working capital needs for at least the next twelve months.
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2009 other than as discussed below.
We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. The liability for unrecognized tax benefits at September 30, 2010 is $11.2 million.
Contractual obligations modified or entered into since December 31, 2009 are as follows (in thousands):

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Contractual Obligations
Operating lease obligations (1)	$17,238	$1,843	$4,785	$3,753	$6,857
Credit facility (2)	75,000	75,000	—	—	—

	$92,238	$76,843	$4,785	$3,753	$6,857

(1)	During the nine months ended September 30, 2010, the Company entered into operating leases for office space in Boston, Massachusetts; Singapore; Brazil and India.

(2)
On September 29, 2006 the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company. As of September 30, 2010, the revolving credit facility has been classified as current due to the maturity date being within 12 months.

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
Revenue Recognition
For software license arrangements for which services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, we use the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as post contract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which we have concluded that collectability issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectability, we consider the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

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
When a software license arrangement includes services to provide significant modification or customization of software, those services are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, we generally use the percentage-of-completion method. Under the percentage-of-completion method, we record revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. For arrangements where we believe it is assured that no loss will be incurred under the arrangement and fair value for maintenance services does not exist, all revenue is deferred until services are completed. We exclude revenues due on extended payment terms from our current percentage-of-completion computation until such time that collection of the fees becomes probable.
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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of September 30, 2010 and December 31, 2009 our intangible assets, excluding goodwill, net of accumulated amortization, were $22.1 million and $26.9 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the condensed consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.
Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.
As of September 30, 2010 and December 31, 2009, our goodwill was $204.6 million and $204.9 million, respectively. In accordance with ASC 350, Intangibles — Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.
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
Pursuant to our 2005 Equity and Performance Incentive Plan (the “2005 Incentive Plan”), we granted long term incentive program performance share awards (“LTIP Performance Shares”) during the nine months ended September 30, 2010 and the year ended December 31, 2009. These awards are earned based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.
Pursuant to our 2005 Incentive Plan, we have granted restricted share awards (“RSAs”). The awards granted during the nine months ended September 30, 2010 have a requisite service period of three years and vest in increments of 33% on the anniversary dates of the grants. The awards granted prior to December 31, 2009 have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends payable on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. We recognize compensation expense for RSAs on a straight-line basis over the requisite service period.
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
We account for income taxes in accordance with ASC 740, Income Taxes, and have adopted the provisions of ASC 740. As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the IRS, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.
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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone method (Topic 605) that designates the milestone method as acceptable attribution method for revenue recognition. This further clarifies the conditions in which a company can recognize revenue under this method. We are currently assessing the impact of this guidance on our financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the nine months ended September 30, 2010. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2010, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.
We had two interest rate swaps with a commercial bank whereby we pay a fixed rate of 5.375% and 4.90% and receive a floating rate indexed to the 1-month LIBOR from the counterparty on a notional amount of $75 million and $50 million, respectively. Both of these swaps expired on October 4, 2010.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2010:

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that May
				Purchased as	Yet Be
	Total Number of			Part of Publicly	Purchased
	Shares		Average Price	Announced	Under the
Period	Purchased		Paid per Share	Program	Program
July 1 through July 31, 2010	158,600	(2)	$18.66	158,600	$22,920,000
August 1 through August 31, 2010	—		—	—	$22,920,000
September 1 through September 30, 2010	12,648	(1)	20.64	—	$22,920,000

Total	171,248		$18.81	158,600

(1)
Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2010, 43,014 shares of the RSAs vested. We withheld 12,648 of those shares to pay the employees’ portion of applicable payroll taxes.

(2)
In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the three months ended September 30, 2010, all shares were purchased in open-market transactions.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit
No.			Description
3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)		Amended and Restated Bylaws of the Company
4.01	(3)		Form of Common Stock Certificate
10.1	(4)	*	Amended and Restated Deferred Compensation Plan
31.01			Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02			Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01		**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		***	XBRL Instance Document
101.SCH		***	XBRL Taxonomy Extension Schema
101.CAL		***	XBRL Taxonomy Extension Calculation Linkbase
101.LAB		***	XBRL Taxonomy Extension Label Linkbase
101.PRE		***	XBRL Taxonomy Extension Presentation Linkbase
101.DEF		***	XBRL Taxonomy Extension Definition Linkbase

*	Denotes an exhibit that constitutes a management contract or compensatory plan or arrangement.

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

***	Furnished, not filed.

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)	Incorporated by reference to registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)
Date: October 29, 2010	By:	/s/ Scott W. Behrens
Scott W. Behrens
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.			Description
3.01	(1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02	(2)		Amended and Restated Bylaws of the Company
4.01	(3)		Form of Common Stock Certificate
10.1	(4)	*	Amended and Restated Deferred Compensation Plan
31.01			Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02			Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01		**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		***	XBRL Instance Document
101.SCH		***	XBRL Taxonomy Extension Schema
101.CAL		***	XBRL Taxonomy Extension Calculation Linkbase
101.LAB		***	XBRL Taxonomy Extension Label Linkbase
101.PRE		***	XBRL Taxonomy Extension Presentation Linkbase
101.DEF		***	XBRL Taxonomy Extension Definition Linkbase

*	Denotes an exhibit that constitutes a management contract or compensatory plan or arrangement.

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

***	Furnished, not filed.

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)	Incorporated by reference to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010.