Form 10-K
period 2010-12-31
ACI WORLDWIDE, INC.
filed 2011-02-18
CIK 935036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $19.47 was $640,293,418. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 16, 2011, there were 33,272,549 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference — Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2011, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis and the continuing decline in the global economy, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets and adverse changes in the global economy, the maturation of our current credit facility, the restatement of our financial statements, consolidations and failures in the financial services industry, the accuracy of management’s backlog estimates, the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter, impairment of our goodwill or intangible assets, exposure to unknown tax liabilities, volatility in our stock price, risks from operating internationally, including fluctuations in currency exchange rates, increased competition, our offshore software development activities, customer reluctance to switch to a new vendor, the performance of our strategic product, BASE24-eps, the maturity of certain products, our strategy to migrate customers to our next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our products, demand for our products, failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms, delay or cancellation of customer projects or inaccurate project completion estimates, business interruptions or failure of our information technology and communication systems, our alliance with International Business Machines Corporation (“IBM”), our outsourcing agreement with IBM, the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses, compliance of our products with applicable legislation, governmental regulations and industry standards, our compliance with privacy regulations, the protection of our intellectual property in intellectual property litigation, future acquisitions, strategic partnerships and investments and litigation. The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors”.

Trademarks and Service Marks

ACI, the ACI logo, BASE24-eps, BASE24, OpeN/2, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. ACI Payment Systems, ACI Payment Systems — Trusted Globally, Agile Payment Systems, ACI Enterprise Banker, ACI Global Banker, ACI Retail Commerce Server, AS/X, ACI Issuer, ACI Acquirer, ACI Interchange, ACI Token Management, ACI Payments Manager, ACI Card Management System, ACI Smart Chip Manager, ACI Dispute Management System, ACI Simulation Services for Enterprise Testing or ASSET, ACI Money Transfer System, NET24, ACI Proactive Risk Manager, PRM, ACI Automated Case Management System, ACI Communication Services, ACI Enterprise Security Services, ACI Web Access Services, ACI Monitoring and Management and ACI DataWise, among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

General

ACI Worldwide, Inc., a Delaware corporation, and our subsidiaries (collectively referred to as “ACI”, “ACI Worldwide”, the “Company,” “we,” “us” or “our”) develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Most of our products are sold and supported through distribution networks covering three geographic regions — the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force that it supplements with independent reseller and/or distributor networks. Our products are marketed under the ACI Worldwide and ACI Payment Systems brands.

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

Acquisitions

On November 17, 2009, we acquired certain intellectual property, trade names, customer contracts and working capital of Euronet Essentis Limited (“Essentis”), a division of Euronet Worldwide, Inc. Essentis, based in Watford, England, is a provider of card issuing and merchant acquiring solutions around the world. The aggregate purchase price of Essentis was 3.9 million British pounds sterling (approximately $6.6 million).

Assets of Businesses Transferred Under Contractual Arrangements

On September 29, 2006, we entered into an agreement whereby certain assets and liabilities related to our MessagingDirect business and WorkPoint product line were legally conveyed to an unrelated party for a total selling price of $3.0 million to be paid in annual installments through 2010. The note receivable was not recorded due to uncertainty of collection. As of December 31, 2008, the remaining unpaid balance of the note receivable was $1.5 million. During the year ended December 31, 2009, we sold our right to further payments on the note receivable to a third-party for $1.0 million, which was recorded as a pretax gain. See Note 16, “Assets of Businesses Transferred Under Contractual Arrangements”, in the Notes to Consolidated Financial Statements for further detail. There was no additional activity related to this transaction during the year ended December 31, 2010.

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

In September 2009, we announced our ACI Agile Payments Solution, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a common service-based delivery mechanism. While we are evolving our service offerings into ACI Agile Payments Solution reference architecture, financial organizations can benefit from the enterprise capabilities of the existing product suite and start moving towards an agile payments environment.

Initiate Products

Within the Initiate domain, ACI has two products:

•	ACI Enterprise Banker is a comprehensive Internet-based business banking product for financial institutions including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet. In 2010, the functionality was extended to include mobile banking services solutions.

•	ACI Global Banker provides single-window access to corporate cash management, trade finance, FX services, reporting and data exchange. Global Banker supports single-window, Single Sign-On access to a bank’s corporate Internet banking platform. This enterprise-wide, multi-country, multi-language, multi-currency solution allows banks of all sizes to uniquely package products and services for different countries and segments — or even individual customers — from a single, flexible platform.

Manage — Retail Payment Engines

Generally, our retail payment engines are designed to route electronic payment transactions from transaction generators to the acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Electronic payments software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer two retail payment engine solutions, as follows:

•	BASE24-eps is an integrated electronic payments processing product marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24-eps offers a broad range of features and functions for electronic payment processing. BASE24-eps allows customers to adapt to changing network needs by supporting 12 different types of ATMs and five different types of point of sale (“POS”) terminals, 48 interchange interfaces, and various authentication, authorization and reporting options with standardized acceptance formats enabling processing of transactions from sources such as internet banking, branch or mobile systems. BASE24-eps uses an object-based architecture and languages such as C++ and Java to offer a flexible, open architecture for the processing of a wide range of electronic payment transactions. BASE24-eps also uses a scripting language to improve overall transaction processing flexibility and improve time to market for new services, reducing the need for traditional systems modifications. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors. BASE24-eps, which operates on IBM System z, IBM System p, Hewlett-Packard Company (“HP”) NonStop, HP-UX and Sun Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

On the HP NonStop platform, BASE24-eps uses NET24-XPNET, an ACI developed message oriented middleware solution.

•	ACI Retail Commerce Server is an integrated suite of electronic payments products that facilitate a broad range of capabilities, specifically focused on retailers. These capabilities include debit and credit card processing, automated clearing house (“ACH”) processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform.

ACI continues to support and maintain a number of other retail payments engines which are no longer actively marketed to new customers.

•	BASE24 is an integrated family of software products previously marketed to customers operating electronic payment networks in the retail banking and retail industries. A substantial portion of ACI’s revenues are derived from licensing the BASE24 family of products and providing related services and maintenance as it has been the core of the ACI business since the Company’s inception.

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

During the years ended December 31, 2010, 2009 and 2008, approximately 46%, 46% and 47%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

Manage — Back Office Services

ACI Back Office Services are card issuing and merchant management solutions which have been successfully used by the payments industry for many years. These products run on IBM System z, and various Unix and Microsoft Windows servers. The products within back office services are:

•	ACI Issuer, acquired in the Essentis acquisition, is a modern card and account management system. It has been developed to support national, international, and global financial institutions. The system has full multi-currency, multi-product, multi-institution and multi-language capabilities. It manages card portfolios in different countries and for different issuers on a single platform and has been built to fully comply with EMV standards.

•	ACI Acquirer, acquired in the Essentis acquisition, supports the full lifecycle of merchant portfolio management, including merchant boarding, transaction acquisition, interchange fee qualification, settlement and statement generation. The system is enabled with the flexibility acquirers require for complex merchant portfolios.

•	ACI Interchange, acquired in the Essentis acquisition, is the central monetary transaction manager, processing all incoming customer transactions and maintaining a central transactions database. ACI Interchange also manages the clearing and settlement communication with the major international payment schemes, ensuring compliance with Visa, MasterCard, American Express and JCB. The module can easily be adapted to manage clearing and settlement with additional networks such as domestic payment schemes.

•	ACI Token Management consists of a suite of products from ACI’s partner Bell Identification B.V. The Smart Card & Application Management System provides for central lifecycle management of smart cards and other tokens as well as the management of the applications activated within the scheme. The Key Management System facilitates the implementation of security concepts based on the generation, storage, recovery, import and distribution of cryptographic keys. The keys are used for encryption and decryption of data and for verification and authorization of trusted parties using digital certificates.

•	ACI Payments Manager is an integrated, modular software solution that automates the processing, settlement and reconciliation of electronic transactions, as well as provides plastic card issuance and account management. This product is now primarily marketed in North America.

ACI continues to support and maintain several other back office services products which are no longer sold to new customers such as:

•	ACI Card Management System is a complete plastic card system for issuing cards, maintaining account information, tracking card usage and providing customer service.

•	ACI Smart Chip Manager supports the deployment of stored-value and other chip card applications used at smart card-enabled devices.

•	ACI Dispute Management System provides issuers the ability to work retail discrepancies caused by processing errors, disputes, charge backs and fraud.

Manage — Wholesale Payment Engine

Our wholesale payments solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Our wholesale payments solution, ACI Money Transfer System provides high value payments processing, bulk payments processing and global messaging. The high value payments processing function, which produces the majority of revenues for the ACI Money Transfer System, is used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The ACI Money Transfer System product operates on IBM System p servers using the AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

Secure Products

•	ACI Proactive Risk Manager (“PRM”). PRM is a neural network-based fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. PRM operates on IBM System z, HP NonStop, Sun Solaris and Microsoft Windows servers. There are six editions of PRM, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

•	ACI Case Manager (formerly ACI Automated Case Management System). ACI Case Manager offers customers the flexibility to automate activities and processes across the complete lifecycle of a case. Cases are created when fraud officers checking an alert within ACI Proactive Risk Manager identify fraud or money laundering. The solution is a basic framework that defines processes for researching and resolving cases, including investigation resources, timeframes, escalation paths and alerts. The ACI Case Manager also acts as a central repository for case histories and resource activities to provide organizations with centralized auditing capabilities.

Operate Products

The Operate products provide specific technology extensions to augment the business services provided in the Initiate, Manage and Secure solutions.

•	ACI Communication Services provides a range of communication services to enable message exchange on multiple platforms in particular enabling applications to support legacy protocols, such as SNA and X.25, running over TCP/IP networks. It also supports hybrid networking environments such as IBM’s HPR/IP. This set of products runs on HP NonStop, IBM System z and Unix platforms.

•	ACI Enterprise Security Services is a suite of security solutions that secure access to systems and resources. All of these products run on the HP NonStop platform and were designed to take advantage of HP NonStop fundamentals.

•	ACI Web Access Services allows HP NonStop users to securely expose existing applications to peer systems as well as PC clients and web browsers. Web Access Services supports new GUI client development, standard 6530 and 3270E terminal emulation or automated data stream transformation to give users a range of options for integrating NonStop services across the enterprise.

•	ACI Monitoring and Management is a proactive monitoring, alarm and dispatching software tool.

•	ACI DataWise is a transactional data management solution that allows high volumes of transactional data to be moved between Stratus VOS systems, across different platforms and between heterogeneous databases.

•	ACI Simulation Services for Enterprise Testing (ASSET) is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing.

•	ACI Payment Service Management powered by Prognosis. In 2010, we formed a partnership with Integrated Research Limited (“Integrated Research”) to resell their Prognosis product. This provides intelligent payment service management through in-depth monitoring and analysis of transactions, applications, supporting IT infrastructure, and payments devices. Prognosis is available for use with BASE24 and BASE24-eps.

Partnerships and Industry Participation

We have two major types of third-party partners: Technology Partners, where we work closely with industry leaders who drive key industry trends and mandates, and Business Partners, where we either embed technology in ACI products or jointly market solutions that include the products of other companies.

Technology partners help us add value to our solutions, stay abreast of current market conditions and industry developments such as standards. Technology partner organizations include Diebold, NCR, Wincor-Nixdorf, VISA, MasterCard and S.W.I.F.T. In addition ACI has membership in or participates in the relevant committees of a number of industry associations, such as the International Organization for Standardization (“ISO”), Interactive Financial eXchange Forum (“IFX”), UK Cards Association and the PCI Security Standards Council.

Business partner relationships extend our product portfolio, improve our ability to get our solutions to market and enhance our ability to deliver market-leading solutions. We share revenues with these business partners based on a number of factors related to overall value contribution in the delivery of our joint solution. The agreements with business partners include joint marketing and traditional OEM relationships. These agreements generally grant ACI the right to create an integrated solution that we distribute or represent on a worldwide basis and have a term of several years.

We have strategic alliances with our business partners HP, IBM and Oracle, whose industry leading hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like performance testing.

The following is a list of currently active business partners:

•	Accuity, Inc.

•	ACE Software Solutions Inc.

•	Bell ID

•	DataOne Asia Co (Thailand)

•	FairCom Corporation

•	HP

•	IBM

•	Integrated Research

•	Intuit, Inc.

•	iPay Technologies, LLC

•	MShift,Inc.

•	Opera Solutions, LLC

•	Oracle USA, Inc.

•	RSA, The Security Division of EMC Corporation

•	Verisign, Inc.

•	TeraSystem Inc (Philippines)

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

•	Implementation Services. We utilize a standard methodology to deliver customer project implementations across all products lines. Within the process, we provide customers with a variety of services, including on-site solution scoping reviews, project planning, training, site preparation, installation, product configuration, product customization, testing and go-live support, and project management throughout the project lifecycle. Implementation services are typically priced on a weekly basis according to the level of technical expertise required.

•	Technical Services. The majority of our technical services are provided to customers who have licensed one or more of our software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced on a weekly basis according to the level of technical expertise required.

•	Facilities Management. We offer facilities management services whereby we operate a customer’s electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

•	ACI On Demand. We offer a service whereby we host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management and online banking products. Each customer gets a unique image of the system that can be tailored to meet their needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

Customer Support

We provide our customers with product support that is available 24 hours a day, seven days a week. If requested by a customer, the product support group can remotely access that customer’s systems on a real-time basis. This allows the product support group to help diagnose and correct problems to enhance the continuous availability of a customer’s business-critical systems. We offer our customers both a general maintenance plan and an extended service option.

•	General Maintenance. After software installation and project completion, we provide maintenance services to customers for a monthly product support fee. Maintenance services include:

•	24-hour hotline for problem resolution

•	Customer account management support

•	Vendor-required mandates and updates

•	Product documentation

•	Hardware operating system compatibility

•	User group membership

•	Enhanced Support Program. Under the extended service option, referred to as the Enhanced Support Program, each customer is assigned an experienced technician to work with its system. The technician typically performs functions such as:

•	Install and test software fixes

•	Retrofit custom software modifications (“CSMs”) into new software releases

•	Answer questions and resolve problems related to CSM code

•	Maintain a detailed CSM history

•	Monitor customer problems on HELP24 hotline database on a priority basis

•	Supply on-site support, available upon demand

•	Perform an annual system review

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

Initiate Domain

Principal competitors for the Initiate product set are Clear2Pay NV/SA (“Clear2Pay”), Intuit Corporation, Fundtech Ltd, and S1 Corporation, as well as payment processing companies First Data Corporation, Fidelity National Information Services, Inc, and Fiserv, Inc.

Manage Domain

The third-party software competitors for the products in the retail banking aspect of the manage domain are Clear2Pay, Computer Sciences Corporation, Fidelity National Information Services, Inc., OpenWay Group, S1 Corporation, and Total System Services, Inc. (“TSYS”), as well as small, regionally-focused companies such as Alaric Technology Inc., BPC Banking Technologies, Distra Pty. Ltd., PayEx Solutions AS, Lusis Payments Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as Atos Origin S.A., Fidelity National Information Services, Inc., First Data Corporation, SiNSYS, TSYS, VISA and MasterCard, as well as regional or country-specific processors.

In the wholesale banking side of the manage domain, the principal competitors are Bankserv, Clear2Pay, Dovetail Software, Fundtech Ltd, IBM, Logica Plc and Tieto Corporation.

Secure Domain

Principal competitors for the products in the secure domain are Actimize, Inc., Fair Isaac Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Memento Inc., Norkom Technologies, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Operate Domain

The principal competitors for the operate domain products are CA Technologies, HP, IBM and Oracle USA, Inc., as well as dozens of small, niche-focused competitors.

As markets continue to evolve in the electronic payments, risk management and smartcard sectors, we may encounter new competitors for our products and services. As electronic payment transaction volumes increase and banks face price competition, third-party processors may become stronger competition in our efforts to market our solutions to smaller financial institutions. In the larger financial institution market, we believe that third-party processors may be less competitive since large institutions attempt to differentiate their electronic payment product offerings from their competition, and are more likely to develop or continue to support their own internally-developed solutions or use third-party software packages such as those we offer.

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

In developing new products, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with network vendors, such as MasterCard, VISA and S.W.I.F.T, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as HP, IBM, Microsoft Corporation, Oracle and Stratus Technologies, Inc. to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

Our total research and development expenses during the years ended December 31, 2010, 2009 and 2008 were $74.1 million, $77.5 million and $75.9 million, or 17.7%, 19.1%, and 18.2%, of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2010, our customers include 19 of the top 20 banks worldwide, as measured by asset size, five of the top 10 retailers in the United States, as measured by revenue, and six of the leading 25 global retailers. As of December 31, 2010, we had 709 customers in 81 countries on six continents. Of this total, 332 are in the Americas reportable segment, 237 are in the EMEA reportable segment and 140 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008.

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

Key international distributors and sales agents for us during the year ended December 31, 2010 included:

•	DataOne Asia Co (Thailand)

•	ITD A.S. (Turkey)

•	Korea Computer Inc (Korea)

•	North Data S.A. (Uruguay)

•	Optimisa (Chile)

•	P.T. Abhimata Persada (Indonesia)

•	Payment Systems & Technology (Russia and CIS countries)

•	PTESA (Columbia)

•	PTESAVEN C.A. (Venezuela)

•	Simba Technology (Kenya)

•	Syscom Computer Engineering (Taiwan)

•	Syscom Computer (Shenzhen) (China)

•	Systems Builder (Saudi Arabia)

•	TeraSystem Inc (Philippines)

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales office in Omaha, we also have sales offices located outside the United States in Athens, Bahrain, Bangkok, Beijing, Buenos Aires, Dubai Internet City, Gouda, Kuala Lumpur, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Milan, Moscow, Mumbai, Naples, Paris, Riyadh, Sao Paulo, Seoul, Shanghai, Singapore, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

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

Employees

As of December 31, 2010, we had a total of approximately 2,134 employees of whom 1,124 were in the Americas reportable segment, 591 were in the EMEA reportable segment and 419 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of February 18, 2011, our executive officers, their ages and their positions were as follows.

Name	Age	Position

Philip G. Heasley	61	President, Chief Executive Officer and Director
Scott W. Behrens	39	Senior Vice President, Chief Financial Officer
Craig A. Maki	44	Senior Vice President, Treasurer and Chief Corporate Development Officer
Dennis P. Byrnes	47	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David N. Morem	53	Senior Vice President, Global Business Operations
Charles H. Linberg	53	Vice President, Chief Technology Officer

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

Mr. Behrens serves as Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Behrens joined ACI in June 2007 as our Corporate Controller and Chief Accounting Officer. Mr. Behrens was appointed Chief Financial Officer in December 2008. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June

2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science (Honors) from the University of Nebraska — Lincoln.

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

Mr. Byrnes serves as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. Byrnes joined the Company in June 2003. Prior to that Mr. Byrnes served as an attorney in Bank One Corporation’s technology group from 2002 to 2003. From 1996 to 2002 Mr. Byrnes was an executive officer at Sterling Commerce, Inc., an electronic commerce software and services company, serving as that company’s general counsel from 2000. From 1991 to 1996 Mr. Byrnes was an attorney with Baker Hostetler, a national law firm with over 600 attorneys. Mr. Byrnes holds a JD (cum laude) from The Ohio State University College of Law, a Master of Business Administration from Xavier University and a Bachelor of Science in engineering (magna cum laude) from Case Western Reserve University.

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

Mr. Linberg serves as Vice President and Chief Technology Officer. In this capacity he is responsible for the architectural direction of ACI products including the formation of platform, middleware and integration strategies. Mr. Linberg joined the Company in 1988 and has served in various technical management roles including Vice President of Payment Systems, Vice President of Architecture and Technology, Vice President of BASE24 Development and Vice President of Network Systems. Prior to joining ACI, Mr. Linberg was Vice President of Research and Development at XRT, Inc., where he led the development of XRT’s proprietary fault-tolerant LAN/WAN communications middleware, relational database and 4GL products. Mr. Linberg holds a Bachelor of Science in Business Administration from the University of Delaware.

ITEM 1A.	RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Common Stock

We operate in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

The continuing global financial crisis affecting the banking and financial markets and the continuing decline in global economic conditions could reduce the demand for our products and services or otherwise adversely impact our cash flows, operating results and financial condition.

The continuing global financial crisis and downturn in global economic conditions have reached unprecedented levels over the past few years. As a result of these conditions, including, the declining real estate and retail markets, changes in bank credit quality in the United States or abroad, extreme capital and credit market volatility, higher unemployment and declining business and consumer confidence, the global banking and financial markets have suffered substantial stress, volatility, illiquidity and disruption. For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries. The global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. The current economic conditions and the potential for increased or continuing disruptions in these industries as well as the general software sector could result in a decrease in consumers’ use of banking services and financial service providers resulting in significant decreases in the demand for our products and services which could adversely affect our business and operating results. A lessening demand in either the overall economy, the banking and financial services industry or the software sector could also result in the implementation by banks and related financial service providers of cost reduction measures or reduced capital spending resulting in longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition which could lead to a material decrease in our future revenues and earnings.

The current financial crisis has also resulted in the bankruptcy, closure, acquisition of, or government assistance to, many domestic and international financial institutions as well as the credit deterioration of many financial institutions. As the industry continues to experience contraction in the number of participating institutions, our existing customers may be acquired by or merged with other financial institutions that have their own electronic payment solutions or be closed by regulators which reduces the number of our customers and potential customers which could result in fewer opportunities for revenue growth, decreased sales and adversely impact our operating results. Moreover, to the degree that the financial crisis and the volatility in the credit markets continues to deteriorate the credit of financial institutions and makes it more difficult for our customers to maintain sufficient liquidity to meet their operating needs or obtain financing, customers may be unable to timely meet their payment obligations to us and we may experience greater difficulties in accounts receivable collection, increases in bad debt write-offs and additions to reserves in our receivables portfolio which could have a material adverse impact on our cash flows, operating results and financial condition.

Our current credit facility contains restrictions and other financial covenants that limit our flexibility in operating our business.

Our credit facility contains customary affirmative and negative covenants for credit facilities of this type that limit our ability to engage in specified types of transactions. These covenants limit our ability, and the ability of our subsidiaries, to, among other things: pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; create liens; incur additional indebtedness or issue certain preferred shares; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates. Our credit facility also requires us to meet certain quarterly financial tests, including a maximum leverage ratio and a minimum interest coverage ratio. Our credit facility includes customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facility, the lenders will be entitled to take various actions, including, but not limited to, demanding payment for all amounts outstanding. If adverse global economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to reduced demand for our products and services and as a result, we could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facility, resulting in an event of default. If we are unable to cure the default or obtain a waiver, we will not be able to access our credit facility and there can be no assurance that we would be able to obtain alternative financing.

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

Our current credit facility matures in September 2011 and there can be no assurance that a new credit facility will be available to us or on terms acceptable to us which may negatively impact our liquidity.

Our current credit facility matures on September 29, 2011. At the scheduled maturity date, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, if any, will become immediately due and payable. Accordingly, we must either obtain replacement financing or upon the maturity date, we must pay all outstanding amounts then due and payable. There can be no assurance that a new credit facility will be available to us or that we will be able to enter into a new credit facility on substantially similar terms or otherwise on terms favorable to us. In the event we are unable to obtain a new credit facility, all outstanding amounts under the existing credit facility will become immediately due and payable which may have an adverse impact on our liquidity.

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

Consolidations and failures in the financial services industry may adversely impact the number of customers and our revenues in the future.

Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition, and results of operations. Our business is concentrated in the financial services industry, making us susceptible to consolidation in, or contraction of the number of participating institutions within, that industry. Consolidation activity among financial institutions has increased in recent years and the current financial crisis has resulted in even further consolidation and contraction as financial institutions have failed or have been acquired by or merged with other financial institutions. There are several potential negative effects of increased consolidation activity. Continuing consolidation and failure of financial institutions could cause us to lose existing and potential customers for our products and services. For instance, consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of our products, our revenues would decline.

Management’s backlog estimate may not be accurate and may not generate the predicted revenues.

Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions, including management’s current assessment of customer and third party contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period. A number of factors could result in actual revenues being less than the amounts reflected in backlog. Our customers or third party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts. Actual renewal rates and amounts may differ from historical experiences used to estimate backlog amounts. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a generally accepted accounting principles (“GAAP”) financial measure.

Our revenue and earnings are highly cyclical, our quarterly results fluctuate significantly and we have revenue-generating transactions concentrated in the final weeks of a quarter which may prevent accurate forecasting of our financial results and cause our stock price to decline.

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

In addition, large portions of our customer contracts are consummated in the final weeks of each quarter. Before these contracts are consummated, we create and rely on forecasted revenues for planning, modeling and earnings guidance. Forecasts, however, are only estimates and actual results may vary for a particular quarter or longer periods of time. Consequently, significant discrepancies between actual and forecasted results could limit our ability to plan, budget or provide accurate guidance, which could adversely affect our stock price. Any publicly-stated revenue or earnings projections are subject to this risk.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2010. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

Two of our foreign subsidiaries are the subject of a tax examination by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept our tax positions. We believe our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect our financial condition and/or results of operations.

Our stock price may be volatile.

Prices on the global financial markets for equity securities declined precipitously since September 2008. No assurance can be given that operating results will not vary from quarter to quarter, and past performance may not accurately predict future performance. Any fluctuations in quarterly operating results may result in volatility in our stock price. Our stock price may also be volatile, in part, due to external factors such as announcements by third parties or competitors, inherent volatility in the technology sector, variability in demand from our existing customers, failure to meet the expectations of market analysts, the level of our operating expenses and changing market conditions in the software industry. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes are unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may adversely affect the market price of our common stock.

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

Other potential risks include difficulties associated with staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, effects of a variety of foreign laws and regulations, including restrictions on access to personal information, reduced protection of intellectual property rights, variability of foreign economic conditions, governmental currency controls, difficulties in enforcing our contracts in foreign jurisdictions, and general economic and political conditions in the countries where we sell our products and services. Some of our products may contain encrypted technology, the export of which is regulated by the United States government. Changes in United States and other applicable export laws and regulations restricting the export of software or encryption technology could result in delays or reductions in our shipments of products internationally. There can be no assurance that we will be able to successfully address these challenges.

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

As part of our globalization strategy and to optimize available research and development resources, we utilize our Irish subsidiary to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. In additional we manage certain offshore development activities in India. While our experience to date with our offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

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

Potential customers may be reluctant to switch to a new vendor, which may adversely affect our growth, both in the U.S. and internationally.

For banks, financial institutions and other potential customers of our products, switching from one vendor of core financial services software (or from an internally-developed legacy system) to a new vendor is a significant endeavor. Many potential customers believe switching vendors involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). As a result, potential customers may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion/migration process, continued investment in the enhanced functionality of our software and system integration expertise. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the U.S. and internationally.

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

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.

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

If our products and services fail to comply with legislation, government regulations and industry standards to which our customers are subject, it could result in a loss of customers and decreased revenue.

Legislation, governmental regulation and industry standards affect how our business is conducted, and in some cases, could subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation, governmental regulation and industry standards may directly or indirectly impact our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. For example, our products are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by government and regulatory authorities such as the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to financial regulatory reform, as well as legislation and regulation related to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, and results of operations.

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

If we engage in acquisitions, strategic partnerships or significant investments in new business, we will be exposed to risks which could materially adversely affect our business.

As part of our business strategy, we anticipate that we may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in, or strategic partnerships with, other companies. Any acquisition, investment or partnership, including our previously completed acquisition of the Essentis assets in 2009, is subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, potential overpayment for the acquired company or assets, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition which may increase our interest expense and leverage significantly, lack of familiarity with new markets, and difficulties in supporting new product lines.

Further, even if we successfully complete acquisitions, we may encounter issues not discovered during our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies, the internal control environment of the acquired entity may not be consistent with our standards and may require significant time and resources to improve and we may impair relationships with employees and customers as a result of migrating a business or product line to a new owner. We will also face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, customers and business partners, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. There can be no assurance that we will be able to fully integrate all aspects of acquired businesses successfully, realize synergies expected to result from the acquisition, advance our business strategy or fully realize the potential benefits of bringing the businesses together, and the process of integrating these acquisitions may further disrupt our business and divert our resources.

Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions could have a material adverse effect on our business, financial condition and/or results of operations. Correspondingly, our expectations related to the benefits related to the Essentis acquisition, prior acquisitions or any other future acquisition or investment could be inaccurate.

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

We lease office space in New York, New York, for our principal executive headquarters. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. We moved into our new Omaha-based facility during the year ended December 31, 2008, which facility is under a lease that continues through 2028. Our EMEA headquarters is located in Watford, England. The lease for the Watford facility expires at the end of 2016. Our Asia/Pacific headquarters is located in Singapore, with the lease for this facility expiring in fiscal 2014. We also lease office space in numerous other locations in the United States and in many other countries.

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

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material adverse effect on our financial statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low

Fourth quarter	$28.15	$22.28	$17.97	$14.39
Third quarter	$22.39	$18.31	$15.98	$13.20
Second quarter	$21.03	$17.79	$20.32	$13.28
First quarter	$21.59	$15.32	$19.14	$15.90

As of February 16, 2011, there were 215 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2010:

				Total Number of	Approximate
				Shares	Dollar Value of
				Purchased as	Shares that
				Part of	May Yet Be
	Total Number of			Publicly	Purchased
	Shares		Average Price	Announced	Under the
Period	Purchased		Paid per Share	Program	Program

October 1 through October 31, 2010	—		$—	—	$22,920,000
November 1 through November 30, 2010	—		—	—	$22,920,000
December 1 through December 31, 2010	1,672	(1)	27.48	—	$22,920,000

Total	1,672		$27.48	—

(1)	Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended December 31, 2010, 5,250 shares of the RSAs vested. We withheld 1,672 of those shares to pay the employees’ portion of applicable withholding taxes.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not repurchase any shares under this program during the three months ended December 31, 2010.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2005, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

The stock performance graph disclosure above is not considered “filed” with the SEC under the Securities and Exchange Act of 1934, as amended, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, unless specifically referenced.

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

				Three Months
				Ended	Years Ended
	Years Ended December 31,			December 31,(3)	September 30,
	2010	2009	2008	2007	2007	2006
	(In thousands, except per share data)

Income Statement Data:
Total revenues	$418,424	$405,755	$417,653	$101,282	$366,218	$347,902
Net income (loss)	$27,195	$19,626	$10,582	$(2,016)	$(9,131)	$55,365
Earnings (loss) per share:
Basic	$0.81	$0.57	$0.31	$(0.06)	$(0.25)	$1.48
Diluted	$0.80	$0.57	$0.30	$(0.06)	$(0.25)	$1.45
Shares used in computing earnings (loss) per share:
Basic	33,560	34,368	34,498	35,700	36,933	37,369
Diluted	33,870	34,554	34,795	35,700	36,933	38,237

	As of December 31,(3)				As of September 30,
	2010	2009	2008	2007	2007	2006

Balance Sheet Data:
Working capital(2)	$24,045	$78,662	$80,280	$39,585	$17,358	$67,932
Total assets	601,529	590,043	552,842	570,458	506,741	539,365
Current portion of debt(2)	75,000	—	—	—	—	—
Debt (long-term portion)(1)(2)	2,790	77,408	76,014	75,911	76,546	78,093
Stockholders’ equity	255,623	236,063	213,841	241,039	225,012	267,212

(1)	Debt (long-term portion) includes long-term capital lease obligations of $1.8 million, $1.5 million, $1.0 million, $0.9 million, $1.5 million, and $3.1 million as of December 31, 2010, 2009, 2008 and 2007, and September 30, 2007 and 2006, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets.

(2)	Our revolving credit facility has a maturity date of September 29, 2011; therefore, it has moved to current from long-term. We are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on the new facility prior to the expiration of the current facility.

(3)	On February 27, 2007, our Board of Directors approved a change in the Company’s fiscal year from a September 30 fiscal year-end to a December 31 fiscal year-end, effective as of January 1, 2008 for the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions — the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide and ACI Payment Systems brands.

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow low-cost centers of expertise in Timisoara in Romania and Bangalore in India.

Key trends that currently impact our strategies and operations include:

•	Global Financial Markets Uncertainty. The continuing uncertainty in the global financial markets has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our customers, their purchasing plans, or even their solvency, but we cannot predict whether or to what extent this will occur. We have diversified counterparties and customers, but we continue to monitor our counterparty and customer risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate. Market analysts, such as Boston Consulting Group, indicate that banks now recognize the importance of payments to their business, so providing services for that aspect of the business is of less risk than for other aspects of their business.

•	Availability of Credit. There have been significant disruptions in the capital and credit markets during the past two years and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs or reducing the availability of funds to finance our existing operations as well as those of our customers. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

•	Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In May 2010, Tower Group noted that global noncash payment transactions are expected to grow in volume at 4.95% per year through 2012 to a total of 299 billion items, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•	Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

•	Adoption of open systems technology. In an effort to leverage lower-cost computing technologies and current technology staffing and resources, many financial institutions, retailers and electronic payment processors are seeking to transition their systems from proprietary technologies to open technologies. Our continued investment in open systems technologies is, in part, designed to address this demand.

•	Electronic payments fraud and compliance. As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

•	Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices) allowing the deployment of other technologies like contactless. We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

•	Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations.

•	Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size and market impact as a result of the global economic crisis and the financial crisis affecting the banking and financial industries. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

•	Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our Agile Payments Solution strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

The banking, financial services and payments industries have come under increased scrutiny from federal, state and foreign lawmakers and regulators in response to the crises in the financial markets and the global recession. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law July 21, 2010, represents a comprehensive overhaul of the U.S. financial services industry and requires the implementation of many new regulations that will have a direct impact on our customers and potential customers. These regulatory changes may create both opportunities and challenges for us. The application of the new regulations on our customers could create an opportunity for us to market our product capabilities and the flexibility of our solutions to assist our customers in addressing these regulations. At the same time, these regulatory changes may have an adverse impact on our operations and our financial results as we adjust our activities in light of increased compliance costs and customer requirements. It is currently too difficult to predict the actual extent to which the Dodd-Frank Act or the resulting regulations will impact our business and the businesses of our current and potential customers.

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

International Business Machines Corporation Alliance

On December 16, 2007, we entered into a Master Alliance Agreement (“the Alliance”) with IBM relating to joint marketing and optimization of our electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No. 1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, we granted warrants to IBM to purchase up to 1,427,035 shares of our common stock at a price of $27.50 per share and up to 1,427,035 shares of our common stock at a price of $33.00 per share. The warrants are exercisable for five years.

The stated initial term of the Alliance is five years, subject to extension for successive two-year terms if not previously terminated by either party and subject to earlier termination for cause.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1. This payment, less the cost of technical enablements, has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2010. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2010, $20.7 million is refundable subject to achievement of future milestones. No additional payments were received in 2009 and 2010 relating to Amendment No. 1 of this agreement.

ACQUISITIONS

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

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes. Based on our annual review of customer renewal experience completed during the three months ended December 31, 2010, backlog results for all reported periods have been updated to reflect our most current customer renewal experience.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009

Americas	$871	$887	$860	$846	$845
EMEA	506	525	475	480	510
Asia/Pacific	189	180	176	176	157

Total	$1,566	$1,592	$1,511	$1,502	$1,512

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience. The estimated Committed Backlog and Renewal Backlog estimates as of December 31, 2010 are $857 million and $709 million, respectively.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2010 and 2009 (in millions). Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2010			December 31, 2009
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$164	$43	$207	$149	$40	$189
EMEA	103	27	130	89	37	126
Asia/Pacific	34	10	44	29	11	40

Total	$301	$80	$381	$267	$88	$355

Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a GAAP financial measure.

RESULTS OF OPERATIONS

During the year ended December 31, 2010, we refined the classification of our revenues in order to better conform to industry practice and to better reflect the results of our on-demand business. Our presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, we reclassified $2.0 million, $5.8 million and $32.4 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying consolidated statement of operations for the year ended December 31, 2009. We reclassified $1.1 million, $4.9 million and $32.5 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying consolidated statement of operations for the year ended December 31, 2008.

These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total revenues or net income for the prior periods presented.

The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

	Years Ended December 31,
	2010		2009		2008
		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$61,748	14.8%	$83,236	20.5%	$94,974	22.7%
Monthly license fees (MLFs)	102,811	24.6%	71,281	17.6%	73,184	17.5%

Software license fees	164,559	39.3%	154,517	38.1%	168,158	40.3%
Maintenance fees	135,523	32.4%	130,922	32.3%	125,117	30.0%
Services	73,989	17.7%	80,146	19.8%	85,901	20.6%
Software hosting fees	44,353	10.6%	40,170	9.9%	38,477	9.2%

Total revenues	418,424	100.0%	405,755	100.0%	417,653	100.0%

Expenses:
Cost of software license fees	12,591	3.0%	14,754	3.6%	12,846	3.1%
Cost of maintenance and services	117,132	28.0%	112,893	27.8%	117,087	28.0%
Research and development	74,076	17.7%	77,506	19.1%	75,850	18.2%
Selling and marketing	70,553	16.9%	61,799	15.2%	73,236	17.5%
General and administrative	70,096	16.8%	79,244	19.5%	100,272	24.0%
Depreciation and amortization	20,328	4.9%	17,989	4.4%	16,649	4.0%

Total expenses	364,776	87.2%	364,185	89.8%	395,940	94.8%

Operating income	53,648	12.8%	41,570	10.2%	21,713	5.2%
Other income (expense):
Interest income	665	0.2%	1,042	0.3%	2,609	0.6%
Interest expense	(1,996)	(0.5)%	(2,856)	(0.7)%	(5,013)	(1.2)%
Other, net	(3,615)	(0.9)%	(6,648)	(1.6)%	8,247	2.0%

Total other income (expense)	(4,946)	(1.2)%	(8,462)	(2.1)%	5,843	1.4%

Income before income taxes	48,702	11.6%	33,108	8.2%	27,556	6.6%
Income tax expense	21,507	5.1%	13,482	3.3%	16,974	4.1%

Net income	$27,195	6.5%	$19,626	4.8%	$10,582	2.5%

2010 Compared to 2009

The following discussion of the results of operations compares the year ended December 31, 2010 to the year ended December 31, 2009.

Revenues

Total revenues for the year ended December 31, 2010 increased $12.7 million, or 3.1%, as compared to the same period in 2009. The increase is the result of a $10.0 million, or 6.5%, increase in software license fee revenue, a $4.6 million, or 3.5%, increase in maintenance fee revenue and a $4.2 million, or 10.4%, increase in software hosting fee revenues, partially offset by a $6.2 million, or 7.7%, decrease in services revenue.

The increase in total revenues for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to a $13.5 million increase, or 9.8%, in the EMEA reportable segment and a $0.6 million increase, or 1.3%, in the Asia/Pacific reportable segment, partially offset by a $1.4 million, or 0.6%, decrease in the Americas reportable segment. The increase in total revenues is primarily due to increased sales and an increase in the number and size of projects that were completed and recognized during the year ended December 31, 2010 as compared to the same period in 2009. The decline in the Americas reportable segment is primarily due to a decline in software license fee revenue recognized in the year ended December 31, 2010 as compared to the same period in 2009.

Software License Fee Revenues

Customers purchase the right to license ACI software for the term of their agreement which term is generally 60 months. Within these agreements are specified capacity limits typically based on customer transaction volumes. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. As a result, our ILF revenues have declined while our MLF revenues have increased during the year ended December 31, 2010 as compared to the same period in 2009. This shift of software license fees from ILF revenues to MLF revenues is expected to continue in future periods.

Initial License Fee (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the year ended December 31, 2010 compared to the same period in 2009, declined by $21.5 million, or 25.8%. All reportable operating segments experienced declines in ILF revenues with the Americas, EMEA and Asia/Pacific reportable operating segments declining by $16.5 million, $0.9 million and $4.1 million, respectively. The decline in the Americas and EMEA reportable operating segments is primarily due to initial license fees that are required to be recognized ratably as MLF revenue as a result of the maturation of certain retail payment engine products. The decline in ILF revenues in the Asia/Pacific reportable operating segment is largely attributable to fewer customer go-live events that contributed to ILF revenue being recognized during the year ended December 31, 2010 as compared to the same period in 2009. Included in the above are capacity related revenue declines of $12.2 million and $0.6 million in the Americas and Asia/Pacific reportable operating segments, respectively, offset by an increase of $3.9 million in the EMEA reportable operating segment within the year ended December 31, 2010 as compared to the same period in 2009.

Monthly License Fee (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues increased $31.5 million, or 44.2%, during the year ended December 31, 2010, as compared to the same period in 2009 with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $11.3 million, $19.8 million and $0.4 million, respectively. The increase in MLF revenues is primarily due to an increase in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $4.6 million, or 3.5%, during the year ended December 31, 2010, as compared to the same period in 2009. Maintenance fee revenue increased in the EMEA and Asia/Pacific reportable segments by $5.1 million and $2.3 million, respectively, while the Americas reportable segment declined by $2.8 million. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage. The decline in the Americas reportable segment is primarily due to cumulative maintenance revenue recognition related to customer go-lives during the year ended December 31, 2009 that were not experienced during 2010.

Services Revenue

Services revenue includes fees earned through implementation services, professional services and facilities management services. Implementation services include product installations, product configurations, and retrofit custom software modifications (“CSM’s”). Professional services include business consultancy, technical consultancy, on-site support services, CSM’s, product education, and testing services. These services include new customer implementations as well as existing customer migrations to new products or new releases of existing products. During the period in which non-essential services revenue is being deferred, direct and incremental costs related to the performance of these services are also being deferred. During the period in which essential services revenue is being deferred, direct and indirect costs related to the performance of these services are also being deferred.

Services revenue declined by $6.2 million, or 7.7%, for the year ended December 31, 2010, as compared to the same period in 2009. Implementation and professional services declined in the EMEA reportable segment by $9.7 million, offset by increases of $1.5 million and $2.0 million in the Americas and Asia/Pacific reportable segments, respectively. The decline in the EMEA reportable segment was primarily due to a decline in the number and size of service engagements with various customers after the initial implementation project was complete.

Software Hosting Fee Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fee revenue increased $4.2 million, or 10.4%, for the year ended December 31, 2010 as compared to the same period in 2009. The increase is primarily in the Americas operating segment and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the year ended December 31, 2010 increased $0.6 million, or 0.2%, as compared to the same period in 2009. Total expenses increased primarily as a result of a $8.8 million, or 14.2%, increase in selling and marketing, a $4.2 million, or 3.8%, increase in the cost of maintenance, services and hosting fees, and a $2.3 million, or 13.0%, increase in depreciation and amortization, partially offset by a $9.1 million, or 11.5%, decrease in general and administrative expenses, a $3.4 million, or 4.4%, decrease in research and development, and a $2.2 million, or 14.7%, decrease in cost of software license fees.

Cost of Software License Fees

The cost of software licenses for our products sold includes third-party software royalties as well as the amortization of purchased and developed software for resale. In general, the cost of software licenses for our products is minimal because we internally develop most of the software components, the cost of which is reflected in research and development expense as it is incurred as technological feasibility coincides with general availability of the software components.

Cost of software licenses fees decreased $2.2 million, or 14.7%, for the year ended December 31, 2010 compared to the same period in 2009. Third-party software royalty expense decreased $2.5 million as a result of a decrease in license revenue associated with certain products that include a corresponding royalty expense.

Purchased or developed technology for resale amortization increased $0.3 million in the year ended December 31, 2010.

Cost of Maintenance, Services and Hosting Fees

Cost of maintenance, services and hosting fees includes costs to provide hosting services and both the costs of maintaining our software products as well as the service costs required to deliver, install and support software at customer sites. Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support and production-type support for software that was previously installed at a customer location. Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.

Cost of maintenance, services, and hosting fees for the year ended December 31, 2010 increased $4.2 million, or 3.8%, compared to the same period in 2009 primarily due to $2.5 million higher personnel and related expenses, a $0.7 million decrease in net deferred expenses associated with project implementations, a $0.5 million increase in third-party maintenance and services related fees and $0.5 million higher professional fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

R&D expense for the year ended December 31, 2010 decreased $3.4 million, or 4.4%, as compared to the same period in 2009. This decrease is largely due to lower third-party contractor costs of $3.6 million and $0.4 million of lower personnel and related expenses, partially offset by $0.6 million higher professional fees.

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

Selling and marketing expense for the year ended December 31, 2010 increased $8.8 million, or 14.2%, compared to the same period in 2009 due to $5.4 million higher personnel and related costs, $2.9 million higher external professional, advertising and promotional expenses, and $0.5 million higher costs resulting from our outsourced information technology services.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the year ended December 31, 2010 decreased $9.1 million, or 11.5%, compared to the same period in 2009. General and administrative expenses for the year ended December 31, 2009, with no corresponding expenses in the year ended December 31, 2010, included $1.0 million of professional fees associated with the restatement of our 2008 quarterly financial statements, $1.4 million of consulting fees related to business reinvestment initiatives and $0.2 million of transition costs related to our outsourced technology services. In addition, general and administrative expenses decreased $7.4 million as a result of lower personnel and related expenses, $1.8 million as a result of lower severance expenses and, $0.9 million as a result of lower professional and other external fees. These amounts were partially offset by $1.9 million of higher bad debt expense and $1.6 million of higher costs related to facility rent and move expenses associated with various office and data center relocations.

Depreciation and Amortization

Depreciation includes depreciation on property and equipment primarily consisting of computer and office equipment, furniture and fixtures and leasehold improvements. Amortization includes amortization of acquired intangibles consisting primarily of customer relationships, purchased contracts and trademarks and trade names. Amortization also includes various software that has been acquired or developed for internal use. Amortization of acquired software marketed for external sale is recorded in cost of software license fees in the accompanying consolidated statements of operations. Depreciation and amortization expense for the year ended December 31, 2010 increased $2.3 million, or 13.0%, compared to the same period in 2009 as a result of higher capital expenditures.

Other Income and Expense

Interest income for the year ended December 31, 2010 decreased $0.4 million, or 36.2%, as compared to the same period in 2009. The decrease in interest income is primarily due to a decrease in interest received along with associated tax refunds during the year ended December 31, 2010 as compared to the same period in 2009.

Interest expense for the year ended December 31, 2010 decreased $0.9 million, or 30.1%, as compared to the same period in 2009 due to lower interest rates and reduced interest associated with tax payments.

Other expense consists of foreign currency losses and other non-operating items. Other expense for the years ended December 31, 2010 and 2009 were $3.6 million and $6.6 million, respectively. Comparative changes in other expense amounts were attributable to fluctuating currency rates which impacted the amounts of foreign currency losses recognized by us during the respective fiscal years and the loss on the change in fair value of our interest rate swaps which expired on October 4, 2010. We realized net foreign currency losses of $3.2 million and $5.3 million during the years ended December 31, 2010 and 2009, respectively. We realized losses on the change in the fair value of interest rate swaps of $0.2 million and $1.6 million for the years ended December 31, 2010 and December 31, 2009, respectively. The losses for the year ended December 31, 2009 were partially offset by a $1.0 million gain under a contractual arrangement.

Income Taxes

The effective tax rates for the years ended December 31, 2010 and 2009 were approximately 44.2% and 40.7%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. The effective tax rate for both years was higher than the U.S. effective rate of 35% due to the impact of our inability to recognize income tax benefits during the period resulting from losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities. The year ended December 31, 2009 was positively impacted by adjustments to unrecognized tax benefits of $1.6 million.

2009 Compared to 2008

The following discussion of the results of operations compares the year ended December 31, 2009 to the year ended December 31, 2008.

Revenues

Total revenues for the year ended December 31, 2009 decreased $11.9 million, or 2.8%, as compared to the same period in 2008. The decrease is the result of a $13.6 million, or 8.1%, decrease in software license fee revenue and a $5.8 million, or 6.7%, decrease in services revenues, partially offset by a $5.8 million, or 4.6%, increase in maintenance fee revenue and a $1.7 million, or 4.4%, increase in software hosting fee revenue. Included in the years ended December 31, 2009 and 2008 was approximately $7.3 million and $7.1 million, respectively, of revenue related to acquired businesses.

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

Monthly License Fee (MLF) Revenue

The $1.9 million decrease in MLF revenues during the year ended December 31, 2009, as compared to the year ended December 31, 2008, is due to a $2.9 million decline in the Americas reportable segment offset by increases in the EMEA and Asia/Pacific reportable segments of $0.2 million and $0.8 million, respectively. Within this decrease is a $5.9 million decrease in the amount of paid up-front revenue recognized ratably by customers in the Americas reportable segment offset by a $4.0 million increase in license and capacity fees that are both invoiced and recognized monthly or quarterly. Approximately $4.0 million of the decrease in MLF revenue is due to paid up-front revenue recognized ratably during the year ended December 31, 2008 that was short-term in nature, and did not recur in 2009.

Maintenance Fee Revenue

Maintenance fee revenues increased $5.8 million, or 4.6%, during the year ended December 31, 2009, as compared to the same period in 2008.

Maintenance fee revenue increased in all reportable segments as compared to the year ended December 31, 2008 with increases of $3.9 million in the Americas reportable segment, $1.1 million in the EMEA reportable segment and $0.8 million in the Asia/Pacific reportable segment. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.

Services Revenue

Services revenues declined by $5.8 million, or 6.7%, for the year ended December 31, 2009, as compared to the same period in 2008. Implementation and professional services declined in the Americas and EMEA reportable segments by $0.5 million and $7.5 million, respectively. These declines were offset by an increase of $2.2 million in the Asia/Pacific reportable segment. The decline in the EMEA reportable segment was primarily due to approximately $12.1 million of services revenue from certain Faster Payments implementations recognized in the year ended December 31, 2008 that did not recur in the year ended December 31, 2009.

Software Hosting Fee Revenue

Software hosting fees revenue increased $1.7 million, or 4.4%, for the year ended December 31, 2009 as compared to the same period in 2008. The increase is primarily in the Americas operating segment and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

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

Cost of Maintenance, Services and Hosting Fees

Cost of maintenance, services and hosting fees for the year ended December 31, 2009 decreased $4.2 million, or 3.6%, compared to the same period in 2008 due to a $2.9 million reduction in personnel and related costs primarily as a result of previously announced headcount reductions and the strengthening of the U.S. dollar. Additionally, the cost of maintenance and services for the year ended December 31, 2008 included $2.8 million of additional costs related to the recognition of previously deferred expenses primarily associated with the completion of certain Faster Payments implementations in the EMEA reportable segment and a large multi-product implementation in the Americas reportable segment. Approximately $1.2 million of the decrease was the result of personnel reallocated to general and administrative functions to invest in our new regional general manager organization. These decreases were partially offset by $2.7 million of additional costs resulting from our outsourced information technology services.

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

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Years Ended December 31,
	2010	2009	2008

Revenues:
Americas	$221,560	$222,952	$207,350
EMEA	150,525	137,061	169,046
Asia/Pacific	46,339	45,742	41,257

	$418,424	$405,755	$417,653

Operating income:
Americas	$49,195	$42,344	$21,714
EMEA	21,310	6,963	2,140
Asia/Pacific	(16,857)	(7,737)	(2,141)

	$53,648	$41,570	$21,713

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as Global Product Delivery and Development, Global Customer Operations, Global Product Management and Corporate overhead costs. Shared function costs are allocated to the reportable segments as a percentage of revenue or as a percentage of headcount.

Operating income in the Americas reportable segment increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to increased operating efficiencies. Operating Income in the EMEA reportable segment increased for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to increased revenue as a result of various customer go-lives in the year ended December 31, 2010 as compared to the same period in 2009. Operating income in the Asia/Pacific reportable segment declined for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to increased direct costs as we invest in personnel and related costs and increased allocated costs as a result of the headcount growth relative to the other reportable segments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our principal sources of liquidity consisted of $171.3 million in cash and cash equivalents and up to $75.0 million of unused borrowings under our revolving credit facility. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity for at least the next twelve month period. The current credit facility will mature on September 29, 2011, at which time any principal amounts outstanding are due. We are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on the new facility prior to the maturation of the current facility. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a current liability in our consolidated balance sheet. At December 31, 2010 and December 31, 2009, (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2010 was 1.02%.

We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility, our liquidity or materially impacted our funding costs. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. We cannot assure you that alternative financing on acceptable terms would be available to replace any defaulted commitments. The existing uncertainty in the capital and credit markets and the current economic crisis may also impact our ability to successfully negotiate a new credit facility with our existing lenders or alternative lenders. We cannot guarantee that a new credit facility will be available to us or that we will be able to negotiate terms and conditions acceptable to us. In the event we are unable to successfully negotiate a new credit facility, all outstanding amounts under the existing credit facility will become due and payable.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months, even in the unlikely event that we are unable to successfully negotiate a new credit facility and all outstanding amounts under the existing credit facility become due and payable.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available at December 31, 2010. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. During the year ended December 31, 2010, we purchased 1.0 million shares of common stock under this repurchase plan for $18.6 million. All shares were purchased in open market transactions.

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

	Years Ended December 31,
	2010	2009	2008

Net cash provided by (used in):
Operating activities	$81,308	$44,217	$77,826
Investing activities	(19,349)	(23,367)	(16,956)
Financing activities	(17,575)	(14,056)	(27,687)

2010 compared to 2009

Net cash flows provided by operating activities during the year ended December 31, 2010 amounted to $81.3 million compared to $44.2 million during the same period in 2009. Stronger receivables collections of $24.7 million and an increase in net income of $7.6 million were the primary drivers of the $37.1 million increase in 2010 cash flows from operating activities compared to the same period in 2009. These increases were partially offset by an increase in taxes paid of $9.7 million during the year ended December 31, 2010 compared to the same period in 2009.

Net cash flows used in investing activities totaled $19.3 million during the year ended December 31, 2010 compared to $23.4 million used during the same period in 2009. This $4.0 million decrease in cash used was primarily driven by the $6.6 million of cash paid to acquire Essentis intellectual property, trade names, customer contracts, and working capital during the year ended December 31, 2009. We used $5.0 million for purchases of property and equipment during the year ended December 31, 2010 compared to $2.9 million during the same period in 2009. In addition, we used $8.2 million for purchases of software and distribution rights during the year ended December 31, 2010 compared to $7.5 million during the same period in 2009.

Net cash flows used in financing activities totaled $17.6 million during the year ended December 31, 2010 compared to net cash flows used of $14.1 million during the same period in 2009. In the years ended December 31, 2010 and 2009, we used cash of $18.6 million and $15.0 million, respectively, to purchase shares of our common stock under the stock repurchase program. We also made payments to third-party financial institutions, primarily related to debt and capital leases totaling $1.6 million during the years ended December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009, we received proceeds of $3.3 million and $1.9 million, respectively, including corresponding excess tax benefits, from the exercises of stock options. We distributed $1.2 million in cash to noncontrolling interests during the year ended December 31, 2010.

During the years ended December 31, 2010 and 2009, we realized an increase in cash of $1.0 million and $6.2 million, respectively, related to foreign exchange rate variances.

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

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through October 2028, and also lease certain property under capital lease agreements that expire in various years through 2014. Additionally, we have entered into a credit facility agreement that matures in 2011. Under the Outsourcing Agreement with IBM, we pay IBM for IT services through a combination of fixed and variable charges subject to actual services needed, applicable service levels and statements of work. The total amount paid is subject to a minimum commitment as provided in the Outsourcing Agreement. Contractual obligations as of December 31, 2010 are as follows (in thousands):

	Payments due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Operating lease obligations	$78,336	$9,895	$17,516	$13,526	$37,399
Capital leases	3,200	1,223	1,840	137	—
Credit facility	75,000	75,000	—	—	—
Credit facility interest(1)	574	574	—	—	—
IBM Outsourcing Minimum Commitment	32,954	8,134	15,742	9,078	—

Total	$190,064	$94,826	$35,098	$22,741	$37,399

(1)	Based upon the interest rate in effect at December 31, 2010 of 1.02%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2010 is $8.4 million.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

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

The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, “Nature of Business and Summary of

Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a further discussion of revenue recognition and other significant accounting policies.

Revenue Recognition

For software license arrangements for which services rendered are primarily related to installation of core software and are not considered essential to the functionality of the software, we recognize revenue upon delivery, provided (1) there is persuasive evidence of an arrangement, (2) collection of the fee is considered probable, and (3) the fee is fixed or determinable. In most arrangements, because vendor-specific objective evidence of fair value does not exist for the license element, we use the residual method to determine the amount of revenue to be allocated to the license element. Under the residual method, the fair value of all undelivered elements, such as post contract customer support or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element. For software license arrangements in which we have concluded that collectibility issues may exist, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectibility, we consider the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

Our sales focus continues to shift from our more-established products to more complex arrangements involving multiple products inclusive of our BASE24-eps product and less-established (collectively referred to as “newer”) products. As a result of this shift to newer products and more complex, multiple product arrangements, absent other factors, we initially experience an increase in deferred revenue and a corresponding decrease in current period revenue due to differences in the timing of revenue recognition for the respective products. Revenues from more complex arrangements involving our newer products are typically recognized upon acceptance or first production use by the customer or are recognized over an extended period whereas revenues from mature products, such as BASE24, are generally recognized upon delivery of the product, provided all other conditions for revenue recognition have been met. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized. Newer products are continually evaluated by our management and product development personnel to determine when any such product meets specific internally defined product maturity criteria that would support its classification as a mature product. Evaluation criteria used in making this determination include successful demonstration of product features and functionality; standardization of sale, installation, and support functions; and customer acceptance at multiple production site installations, among others. A change in product classification (from newer to mature) would allow us to recognize revenues from new sales of the product upon delivery of the product rather than upon acceptance or first production use by the customer, resulting in earlier recognition of revenues from sales of that product, as well as related costs, provided all other revenue recognition criteria have been met.

When a software license arrangement includes services to provide significant modification or customization of software, those services are considered essential to the functionality of the software and are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, we generally use the percentage-of-completion method. Under the percentage-of-completion method, we record revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. We recognize revenue under these arrangements based on the lesser of payments that become due or the revenue calculated under the percentage-of-completion method based on progress toward completion in a given reporting period. For arrangements where we believe it is assured that no loss will be incurred under the arrangement and fair value for maintenance services does not exist, all revenue is deferred until services are completed.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2010 and December 31, 2009 our intangible assets, excluding goodwill, net of accumulated amortization, were $20.4 million and $26.9 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of December 31, 2010 and 2009, our goodwill was $203.9 million and $204.9 million, respectively. In accordance with ASC 350, Intangibles — Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value was in excess of the current carrying value for all reporting units. No reporting units were deemed to be at risk of failing Step 1 of the goodwill impairment test under ASC No. 350.

Stock-Based Compensation

Under the provisions of ASC 718, stock-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates are revised in subsequent periods when actual forfeitures differ from those estimates. The Black-Scholes option-pricing model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2010 and 2009 pursuant to our 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2010, 2009 and 2008, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. The awards granted during the years ended December 31, 2009 and 2008, have requisite service periods of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

We account for income taxes in accordance with ASC 740. As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the IRS, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, relating to revenue recognition for arrangements with multiple deliverables that do not fall under Accounting Standards Codification (“ASC”) 605-985. This guidance eliminates the requirement, for multiple element arrangements not subject to software accounting guidance that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company on January 1, 2011. We do not expect this guidance will have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605), that designates the milestone method and acceptable attribution method for revenue recognition. This further clarifies the conditions in which a company can recognize revenue under this method. We do not expect this guidance will have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2010. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other

European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2010, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2010.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c)	Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended December 31, 2010 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ACI Worldwide, Inc.
Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 18, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2011 (the “2011 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2011 Proxy Statement is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2011 Proxy Statement is incorporated herein by reference.

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

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2011 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2011 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2011 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 — Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2011 Proxy Statement is incorporated herein by reference.

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

(3) Exhibits.  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed by ACI) is provided in the accompanying Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ACI Worldwide, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACI Worldwide, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of ACI Worldwide, Inc. and subsidiaries for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ACI Worldwide, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Omaha, Nebraska
March 3, 2009

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$171,310	$125,917
Billed receivables, net of allowances of $5,738 and $2,732, respectively	77,773	98,915
Accrued receivables	9,578	9,468
Deferred income taxes, net	12,317	17,459
Prepaid expenses	13,369	12,079
Other current assets	10,462	10,224

Total current assets	294,809	274,062

Property and equipment, net	18,539	17,570
Software, net	25,366	30,037
Goodwill	203,935	204,850
Other intangible assets, net	20,448	26,906
Deferred income taxes, net	28,143	26,024
Other noncurrent assets	10,289	10,594

TOTAL ASSETS	$601,529	$590,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,263	$17,591
Accrued employee compensation	26,174	24,492
Deferred revenue	121,936	106,349
Income taxes payable	6,181	10,681
Alliance agreement liability	1,917	10,507
Note payable under credit facility	75,000	—
Accrued and other current liabilities	24,293	25,780

Total current liabilities	270,764	195,400

Deferred revenue	31,045	31,533
Note payable under credit facility	—	75,000
Alliance agreement noncurrent liability	20,667	21,980
Other noncurrent liabilities	23,430	30,067

Total liabilities	345,906	353,980

Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at December 31, 2010 and 2009	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,548,752 and 6,784,932 shares outstanding at December 31, 2010 and 2009	(171,676)	(158,652)
Additional paid-in capital	312,947	307,279
Retained earnings	105,289	78,094
Accumulated other comprehensive loss	(15,144)	(14,865)

Total stockholders’ equity	255,623	236,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$601,529	$590,043

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Software license fees	$164,559	$154,517	$168,158
Maintenance fees	135,523	130,922	125,117
Services	73,989	80,146	85,901
Software hosting fees	44,353	40,170	38,477

Total revenues	418,424	405,755	417,653

Expenses:
Cost of software license fees(1)	12,591	14,754	12,846
Cost of maintenance, services and hosting fees(1)	117,132	112,893	117,087
Research and development	74,076	77,506	75,850
Selling and marketing	70,553	61,799	73,236
General and administrative	70,096	79,244	100,272
Depreciation and amortization	20,328	17,989	16,649

Total expenses	364,776	364,185	395,940

Operating income	53,648	41,570	21,713
Other income (expense):
Interest income	665	1,042	2,609
Interest expense	(1,996)	(2,856)	(5,013)
Other, net	(3,615)	(6,648)	8,247

Total other income (expense)	(4,946)	(8,462)	5,843

Income before income taxes	48,702	33,108	27,556
Income tax expense	21,507	13,482	16,974

Net income	$27,195	$19,626	$10,582

Earnings per share information
Weighted average shares outstanding
Basic	33,560	34,368	34,498
Diluted	33,870	34,554	34,795
Earnings per share
Basic	$0.81	$0.57	$0.31
Diluted	$0.80	$0.57	$0.30

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

						Accumulated
						Other
		Common		Additional		Comprehensive
	Common	Stock	Treasury	Paid-in	Retained	Income
	Stock	Warrants	Stock	Capital	Earnings	(Loss)	Total
	(In thousands)

Balance at December 31, 2007	$204	$24,003	$(140,320)	$311,108	$47,886	$(1,842)	$241,039
Comprehensive income (loss) information:
Net income	—	—	—	—	10,582	—	10,582
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(21,421)	(21,421)

Comprehensive income (loss)							(10,839)
Repurchase of common stock	—	—	(30,063)	—	—	—	(30,063)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,618	(1,141)	—	—	1,477
Exercises of stock options	—	—	7,854	(4,013)	—	—	3,841
Tax benefit of stock options exercised and cash settled	—	—	—	498	—	—	498
Stock-based compensation	—	—	—	7,888	—	—	7,888
Non-vested restricted share awards subject to redemption	—	—	12,328	(12,328)	—	—	—
Forfeiture of non-vested restricted share awards	—	—	(225)	225	—	—	—

Balance at December 31, 2008	$204	$24,003	$(147,808)	$302,237	$58,468	$(23,263)	$213,841

Comprehensive income (loss) information:
Net income	—	—	—	—	19,626	—	19,626
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	8,398	8,398

Comprehensive income (loss)							28,024
Repurchase of common stock	—	—	(15,000)	—	—	—	(15,000)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,862	(793)	—	—	1,069
Exercises of stock options	—	—	3,688	(1,877)	—	—	1,811
Tax effect of stock plans, net	—	—		(705)	—	—	(705)
Stock-based compensation	—	—	—	7,645	—	—	7,645
Non-vested restricted share awards subject to redemption	—	—	554	(554)	—	—	—
Forfeiture of non-vested restricted share awards	—	—	(1,326)	1,326	—	—	—
Repurchase of restricted stock for tax withholdings	—	—	(622)	—	—	—	(622)

Balance at December 31, 2009	$204	$24,003	$(158,652)	$307,279	$78,094	$(14,865)	$236,063

Comprehensive income (loss) information:
Net income	—	—	—	—	27,195	—	27,195
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(279)	(279)

Comprehensive income (loss)							26,916
Repurchase of common stock	—	—	(18,624)	—	—	—	(18,624)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,332	(383)	—	—	949
Exercises of stock options	—	—	5,453	(2,306)	—	—	3,147
Tax effect of stock plans, net	—	—	—	(56)	—		(56)
Stock-based compensation	—	—	—	7,790	—	—	7,790
Non-vested restricted share awards subject to redemption	—	—	598	(598)	—	—	—
Forfeiture of non-vested restricted share awards	—	—	(1,221)	1,221	—	—	—
Repurchase of restricted stock for tax withholdings	—	—	(562)	—	—	—	(562)

Balance at December 31, 2010	$204	$24,003	$(171,676)	$312,947	$105,289	$(15,144)	$255,623

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$27,195	$19,626	$10,582
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	6,651	6,338	6,506
Amortization	19,696	17,389	15,544
Tax expense of intellectual property shift	2,200	2,199	1,942
Deferred income taxes	9,444	(6,562)	4,739
Stock-based compensation expense	7,790	7,645	7,888
Excess tax benefit of stock options exercised and cash settled	(140)	114	357
Other	909	943	5,258
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	14,330	(10,365)	(5,401)
Other current assets	(818)	68	(187)
Other assets	(2,259)	1,387	617
Accounts payable	(2,318)	(1,680)	(2,494)
Accrued employee compensation	1,483	3,492	51
Proceeds from alliance agreement	—	—	40,935
Accrued liabilities	(7,766)	(8,412)	(2,609)
Current income taxes	(4,224)	6,029	2,130
Deferred revenue	14,715	8,412	(7,012)
Other current and noncurrent liabilities	(5,580)	(2,406)	(1,020)

Net cash flows from operating activities	81,308	44,217	77,826

Cash flows from investing activities:
Purchases of property and equipment	(4,957)	(2,942)	(7,021)
Purchases of software and distribution rights	(8,209)	(7,529)	(4,936)
Alliance technical enablement expenditures	(6,183)	(6,899)	(6,328)
Proceeds from alliance agreement, net of common stock warrants	—	—	1,498
Proceeds from transfer of assets under contractual arrangements	—	1,050	—
Acquisition of businesses, net of cash acquired	—	(7,047)	(169)

Net cash flows from investing activities	(19,349)	(23,367)	(16,956)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,132	1,243	1,704
Proceeds from exercises of stock options	3,147	1,811	3,841
Excess tax benefit of stock options exercised	140	88	142
Repurchases of common stock	(18,624)	(15,000)	(30,063)
Repurchase of restricted stock for tax withholdings	(562)	(622)	—
Payments on debt and capital leases	(1,576)	(1,576)	(3,311)
Distribution to noncontrolling interest	(1,232)	—	—

Net cash flows from financing activities	(17,575)	(14,056)	(27,687)

Effect of exchange rate fluctuations on cash	1,009	6,157	(17,228)

Net increase in cash and cash equivalents	45,393	12,951	15,955
Cash and cash equivalents, beginning of period	125,917	112,966	97,011

Cash and cash equivalents, end of period	$171,310	$125,917	$112,966

Supplemental cash flow information
Income taxes paid, net	$24,928	$15,202	$9,940
Interest paid	$1,663	$3,564	$4,392

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

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During the years ended December 31, 2010 and 2009 and 2008, approximately 46%, 46%, and 47%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of acquisition include: Euronet Essentis Limited (“Euronet” or “Essentis”) acquired during the year ended December 31, 2009. All intercompany balances and transactions have been eliminated.

On September 21, 2010, the Company dissolved its partnership in Madrid, Spain with Sistema 4B, S.A. (“Sistema”). As a result, the Company paid Sistema 1.0 million Euros (approximately $1.2 million) during the year ended December 31, 2010. Noncontrolling interest in this partnership of $1.4 million was included in other long-term liabilities as of December 31, 2009.

Capital Stock

The Company’s outstanding capital stock consists of a single class of common stock. Each share of common stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.

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

The Company’s financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect its future financial statements and cause actual results to vary materially from expectations include, but are not limited to, risks related to the global financial crisis and the continuing decline in the global economy, restrictions and other financial covenants in the Company’s credit facility, volatility and disruption of the capital and credit markets and adverse changes in the global economy, the maturation of the Company’s current credit facility, consolidations and failures in the financial services industry, the accuracy of management’s backlog estimates, the cyclical nature of the Company’s revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter, impairment of our goodwill or intangible assets, exposure to unknown tax liabilities, volatility in the Company’s stock price, risks from operating internationally, including fluctuations in currency exchange rates, increased competition, the

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s offshore software development activities, customer reluctance to switch to a new vendor, the performance of the Company’s strategic product, BASE24-eps, the maturity of certain products, the Company’s strategy to migrate customers to its next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of the Company’s products, demand for the Company’s products, failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms, delay or cancellation of customer projects or inaccurate project completion estimates, business interruptions or failure of our information technology and communication systems, our alliance with International Business Machines Corporation (“IBM”), the Company’s outsourcing agreement with IBM, the complexity of its products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses, compliance of the Company’s products with applicable legislation, governmental regulations and industry standards, the Company’s compliance with privacy regulations, the protection of the Company’s intellectual property in intellectual property litigation, future acquisitions, strategic partnerships and investments and litigation.

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees.  The Company recognizes software license fee revenue in accordance with ASC 605-985, Revenue Recognition: Software. For software license arrangements for which services rendered are primarily related to installation of core software and are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 605-985 to determine the amount of revenue to be allocated to the license element. Under ASC 605-985, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are considered essential to the functionality of the software and are not separable from the software. These arrangements are accounted for in accordance with ASC 605-35, Revenue Recognition: Long Term Construction Type Contracts generally referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. The Company recognizes revenue under these arrangements based on the lesser of payments that become due or the revenue calculated under the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If the range of profitability is not estimable but some level of profit is assured, revenues are recognized to the extent direct and indirect costs are incurred until such time that project profitability can be estimated. In the event some level of profitability cannot be assured, completed-contract accounting is applied. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For software license arrangements in which the Company utilizes a third-party distributor or sales agent, the Company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributor or sales agents ability to honor payment or distribution commitments. For other arrangements in which any of the above factors indicate that there are risks of returns, rebates, or credits or any other risks related to the distributor or sales agents ability to honor payment or distribution commitments, the Company recognizes revenue on a sell-through basis.

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

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. As a result of the maturation of certain retail payment engine products, including BASE24, a higher number of software license arrangements fail to achieve VSOE of fair value for PCS due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term of PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Years Ended December 31,
	2010	2009	2008

Software license fees	$47,095	$13,905	$18,212
Maintenance fees	10,261	5,273	6,494
Services	4,118	6,513	11,131

Total	$61,474	$25,691	$35,837

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

For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element. For those arrangements in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ASC 605-985. For those arrangements in which VSOE of fair value does not exist for the PCS element all revenue is deferred until such time as the services are complete. Once services are complete, revenue is then recognized ratably over the remaining PCS period.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2010	2009	2008

Balance, beginning of period	$2,732	$1,920	$1,723
Provision charged to general and administrative expense	3,116	1,171	564
Amounts written off, net of recoveries	(110)	(359)	(367)

Balance, end of period	$5,738	$2,732	$1,920

Amounts charged to general and administrative expenses during the years ended December 31, 2010, 2009 and 2008 reflect increases in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Software

Software may be for internal use or available for sale. Costs related to certain software, which is available for sale, are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. The Company does not typically capitalize costs related to software available for sale as technological feasibility generally coincides with general availability of the software. Software for internal use is capitalized in accordance with ASC 605-985.

Amortization of software costs to be sold or marketed externally, begins when the product is available for licensing to customers and is determined on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of anticipated future gross revenue or remaining estimated economic life of the software

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of internal-use software is generally computed using the straight-line method over estimated useful lives of three years.

Goodwill and Other Intangibles

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company assesses goodwill for impairment at least annually. During this assessment management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

In accordance with ASC 350, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its reportable segments, Americas, Europe/Middle East/Africa (“EMEA”), and Asia/Pacific, as its reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, the Company calculates an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value was in excess of the current carrying value for all reporting units.

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

Interest Rate Swap Agreements

The Company maintains an interest-rate risk-management strategy that uses interest rate swaps to mitigate the risk of variability in future cash flows (and related interest expense) associated with outstanding and forecasted floating rate bank borrowings due to changes in interest rates. The Company assesses interest rate cash flow risk by

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company monitors interest rate cash flow risk attributable to both the Company’s outstanding and forecasted debt obligations. The risk management involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. To limit the variability of a portion of its interest payments, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2010, both swap agreements had terminated.

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

Stock-Based Compensation Plans

In accordance with ASC 718 Compensation — Stock Compensation, the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Share based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 13, “Stock-Based Compensation Plans”.

Pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”) during the years ended December 31, 2010 and 2009, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) to key employees of the Company including named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company, as determined by the Company, and (ii) the cumulative operating income over the Performance Period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant date. The awards granted during the years ended December 31, 2009 and 2008, have requisite service periods of four years and vest in increments of 25% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

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

Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, relating to revenue recognition for arrangements with multiple deliverables that do not fall under ASC 605-985. This guidance eliminates the requirement, for multiple element arrangements not subject to software accounting guidance, that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company on January 1, 2011. The Company does not expect this guidance will have a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone method (Topic 605), that designates the milestone method and acceptable attribution method for revenue recognition. This further clarifies

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the conditions in which a company can recognize revenue under this method. The Company is does not expect this guidance to have a material impact on its financial statements.

Reclassifications

During the year ended December 31, 2010, the Company refined the classification of its revenues in order to better conform to industry practice and to better reflect the results of the Company’s on-demand business. The Company’s presentation of revenues has been revised to separately disclose software hosting fees, which includes all revenues from hosting and on-demand arrangements. Previously, these revenues were primarily included in services revenue with a smaller portion included in maintenance fees and software license fees. As a result of this change in classification of revenues, the Company reclassified $2.0 million, $5.8 million and $32.4 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying consolidated statement of operations for the year ended December 31, 2009. The Company reclassified $1.1 million, $4.9 million and $32.5 million from software license fees, maintenance fees, and services, respectively, to software hosting fees in the accompanying consolidated statement of operations for the year ended December 31, 2008.

These reclassifications have been made to prior periods to conform to the current period presentation. These reclassifications did not impact total revenue or net income for the prior years presented.

2.	Acquisitions

Fiscal 2009 Acquisition

Euronet Essentis Limited

On November 17, 2009, the Company acquired certain intellectual property, trade names, customer contracts and working capital of Euronet Essentis Limited (“Essentis”), a division of Euronet Worldwide, Inc. Essentis, based in Watford, England, is a provider of card issuing and merchant acquiring solutions around the world.

The aggregate purchase price of Essentis was 3.9 million British pounds sterling (approximately $6.6 million), after working capital adjustments as outlined in the purchase agreement. The allocation of the purchase price to specific assets and liabilities was based on the fair value of certain assets.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation during the fourth quarter of 2009 (in thousands, except weighted-average useful lives):

		Weighted-Average
	Amount	Useful Lives

Current assets	$668
Noncurrent assets:
Property and equipment	302
Goodwill	1,539
Intellectual property rights	2,758	5 years
Customer contracts	1,999	9 years
Trade name	276	5 years

Total assets acquired	7,542

Current liabilities acquired	(968)

Net assets acquired	$6,574

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Factors contributing to the purchase price which resulted in the goodwill (which is tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the company. Pro forma results are not presented because they are not material.

3.	Property and Equipment

As of December 31, 2010 and 2009, net property and equipment, which includes assets under capital leases primarily in computer and office equipment, consisted of the following (in thousands):

	December 31,
	2010	2009

Computer and office equipment(1)	$34,788	$32,633
Furniture and fixtures	10,803	10,558
Leasehold improvements	6,708	6,624
Vehicles and other	306	135

	52,605	49,950
Less: accumulated depreciation and amortization	(34,066)	(32,380)

Property and equipment, net	$18,539	$17,570

(1)	Includes $4.2 million and $2.6 million of computer and office equipment under capital lease for the years ended December 31, 2010 and 2009, respectively.

Asset Retirement Obligations

We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates, and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is amortized, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the consolidated statement of operations. Discount rates used are based on credit-adjusted risk-free interest rates. Based on our current lease commitments, obligations are required to be settled commencing during fiscal year 2011 and ending during fiscal year 2016. Revisions to these obligations may be required if our estimates of restoration costs change. At December 31, 2010 and 2009, we had obligations of $1.8 million and $1.7 million, respectively, recorded in other non-current liabilities in the accompanying consolidated balance sheet.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2010 and 2009, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total

Gross Balance prior to December 31, 2008	$186,762	$43,383	$17,273	$247,418
Total impairment prior to December 31, 2008	(47,432)	—	—	(47,432)

Balance, December 31, 2008	139,330	43,383	17,273	199,986
Foreign currency translation adjustments	479	1,924	449	2,852
Additions — Stratasoft(1)	—	—	473	473
Additions — acquisition of Essentis(2)	—	1,539	—	1,539

Balance, December 31, 2009	139,809	46,846	18,195	204,850
Foreign currency translation adjustments	121	(2,596)	1,560	(915)

Balance, December 31, 2010	$139,930	$44,250	$19,755	$203,935

(1)	Adjustment to Stratasoft Sdn Bhd acquisition relates to earn out payment made in accordance with the purchase agreement. There are no remaining earn out provisions.

(2)	Addition relates to goodwill acquired during the acquisition of Essentis.

During the years ended December 31, 2010 and 2009, the Company performed an impairment test for each reporting unit. No impairment losses were recognized for the years reported.

5.	Software and Other Intangible Assets

At December 31, 2010, software net book value totaled $25.4 million, net of $48.1 million of accumulated amortization. Included in this amount is software marketed for external sale of $13.5 million. The remaining software net book value of $11.9 million is comprised of various software that has been acquired or developed for internal use.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software for resale amortization expense recorded during the years ended December 31, 2010, 2009 and 2008 totaled $6.0 million, $5.7 million, and $5.4 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of operations. Amortization of software for internal use recorded during the years ended December 31, 2010, 2009 and 2008 totaled $7.4 million, $5.5 million, and $3.7 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

Customer relationships	$36,393	$(18,855)	$17,538	$41,636	$(19,727)	$21,909
Purchased contracts	10,753	(8,504)	2,249	11,179	(7,030)	4,149
Trademarks and tradenames	1,062	(422)	640	2,526	(1,711)	815
Covenant not to compete	83	(62)	21	74	(41)	33

	$48,291	$(27,843)	$20,448	$55,415	$(28,509)	$26,906

Other intangible assets amortization expense recorded during the years ended December 31, 2010, 2009 and 2008 totaled $6.3 million, $6.1 million, and $6.4 million, respectively. Based on capitalized intangible assets at December 31, 2010, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

	Software	Other Intangible
Fiscal Year Ending December 31,	Amortization	Assets Amortization

2011	$12,303	$5,962
2012	8,785	4,889
2013	2,734	4,642
2014	1,421	2,869
2015	123	965
Thereafter	—	1,121

Total	$25,366	$20,448

6.	Debt

Credit Facility

On September 29, 2006, the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The Company has the option to increase the aggregate principal amount to $200 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company. As of December 31, 2010, the revolving credit facility has been classified as current due to the maturity date being with 12 months.

The Company may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the national prime interest rate plus a margin ranging from 0% to 0.125%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 0.625% to 1.375%. The margins are dependent upon the Company’s total leverage ratio at the end of each quarter. The initial borrowing rate on September 29, 2006 was set using the base rate option, effecting a rate of 8.25%. Interest is due and payable monthly.

On October 5, 2006, the Company exercised its right to convert the rate on its initial borrowing to the LIBOR based option, thereby reducing the effective interest rate to 6.12%. The interest rate in effect at December 31, 2010 was 1.02%. On July 18, 2007 the Company entered into an interest rate swap with a commercial bank to fix the interest rate. See Note 7, “Derivative Instruments and Hedging Activities”, for details. There is also an unused commitment fee to be paid annually of 0.15% to 0.3% based on the Company’s leverage ratio. The initial principal

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings of $75 million were outstanding at December 31, 2010. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. In connection with the borrowing, the Company incurred debt issue costs of $1.7 million.

The credit facility contains certain affirmative and negative covenants including certain financial measurements. The facility also provides for certain events of default. At December 31, 2010 and December 31, 2009, (and at all times during these periods) the Company was in compliance with its debt covenants. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as current in the accompanying consolidated balance sheet.

On August 27, 2007, the Company entered into an amendment to its credit agreement with its lenders, which amended the definition of consolidated EBITDA, as it relates to the calculation for the Company’s debt covenants, to exclude certain non-recurring items, and to incorporate the change in the Company’s fiscal year end to a calendar year, effective January 1, 2008.

7.	Derivative Instruments and Hedging Activities

The Company had two interest rate swaps that terminated on October 4, 2010, neither swap qualified for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps of $0.2 million, $1.6 million, and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of operations.

Changes in the fair value of the interest rate swaps were as follows (in thousands):

Asset
(Liability)

Fair value, December 31, 2008	$(8,624)
Net settlement payments	4,993
Loss recognized in earnings	(1,640)

Fair value, December 31, 2009	(5,271)
Net settlement payments	5,424
Loss recognized in earnings	(153)

Fair value, December 31, 2010	$—

As both interest rate swaps terminated on October 4, 2010, as of December 31, 2010, there was no liability reported in the accompanying consolidated balance sheet.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Fair Value Measurements at
Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$—	$5,271	$—

Total liabilities as of December 31, 2009	$—	$5,271	$—

Derivative liabilities	$—	$—	$—

Total liabilities as of December 31, 2010	$—	$—	$—

As discussed in Note 7, “Derivative Instruments and Hedging Activities”, the Company’s interest rate swaps terminated on October 4, 2010. The Company has no other derivatives.

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

The Company pays interest quarterly on its revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.625% to 1.375%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At December 31, 2010, the fair value of the Company’s revolving credit facility approximates its carrying value.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Corporate Restructuring and Other Reorganization Charges

The Company summarizes the components of corporate restructuring and other reorganization charges in the following table (amounts in thousands):

Termination
Benefits

Balance, December 31, 2008	$2,547
Additional restructuring charges incurred	2,870
Adjustments to recognized liabilities	181
Amounts paid during the period	(5,155)
Other(1)	(131)

Balance, December 31, 2009	$312
Amounts paid during the period	(312)

Balance, December 31, 2010	$—

(1)	Other includes the impact of foreign currency translation.

See Note 19, “International Business Machines Corporation Information Technology Outsourcing Agreement” for additional severance charges incurred.

2010

During the year ended December 31, 2010, the Company paid the remaining restructuring liability of $0.3 million outstanding at December 31, 2009.

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

10.	Common Stock, Treasury Stock and Earnings Per Share

The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 8,082,180 shares for approximately $187.1 million. During the year ended December 31, 2010, the Company purchased 1.0 million shares of common stock under this repurchase plan for approximately $18.6 million. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of December 31, 2010.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended December 31, 2008 included 311,640 and 471,400 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2009 included 150,134 and 23,500 shares issued pursuant to stock option exercises and restricted share award grants,

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Treasury shares issued during the year ended December 31, 2010 included 235,986 and 25,950 shares issued pursuant to stock option exercises and restricted share award grants, respectively.

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Years Ended December 31,
	2010	2009	2008

Weighted average share outstanding:
Basic weighted average shares outstanding	33,560	34,368	34,498
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	310	186	297

Diluted weighted average shares outstanding	33,870	34,554	34,795

For the year ended December 31, 2010, 5.4 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive. For the year ended December 31, 2009, 5.6 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive. For the year ended December 31, 2008, 5.8 million options to purchase shares and contingently issuable shares and common stock warrants were excluded from the diluted net income as their effect would be anti-dilutive.

11.	Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	Years Ended December 31,
	2010	2009	2008

Foreign currency transaction gains (losses)	$(3,216)	$(5,275)	$13,814
Loss on interest rate swaps	(153)	(1,640)	(5,800)
Gain on transfer of assets under under contractual obligations (Note 16)	—	1,049	219
Other	(246)	(782)	14

Total	$(3,615)	$(6,648)	$8,247

12.	Segment Information

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

The Company allocated segment support expenses such as global product delivery, business operations, and management based upon percentage of revenue per segment. Corporate costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008

Revenues:
Americas	$221,560	$222,952	$207,350
EMEA	150,525	137,061	169,046
Asia/Pacific	46,339	45,742	41,257

	$418,424	$405,755	$417,653

Depreciation and amortization expense:
Americas	$13,804	$15,759	$15,705
EMEA	7,067	4,986	4,566
Asia/Pacific	5,476	2,982	1,779

	$26,347	$23,727	$22,050

Stock-based compensation expense:
Americas	$3,828	$3,804	$3,895
EMEA	1,991	2,165	2,689
Asia/Pacific	1,971	1,676	1,304

	$7,790	$7,645	$7,888

Operating income (loss):
Americas	$49,195	$42,344	$21,714
EMEA	21,310	6,963	2,140
Asia/Pacific	(16,857)	(7,737)	(2,141)

	$53,648	$41,570	$21,713

	December 31,
	2010	2009

Long-lived assets:
Americas — United States	$189,389	$184,295
Americas — Other	4,547	4,306
EMEA	59,494	79,491
Asia/Pacific	25,147	21,865

	$278,577	$289,957

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009

Total assets:
Americas — United States	$335,457	$345,304
Americas — Other	21,254	15,718
EMEA	186,209	187,356
Asia/Pacific	58,609	41,665

	$601,529	$590,043

Additionally, the Company offers five primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line (in thousands):

	Years Ended December 31,
	2010	2009	2008

Retail payment engines	$255,536	$255,193	$263,641
Wholesale payments	86,524	72,608	78,857
Risk management	22,039	25,521	17,058
Payments management/Back Office	19,240	15,272	18,871
Application services solutions	35,085	37,161	39,226

Total	$418,424	$405,755	$417,653

During the years ended December 31, 2010 and 2009 and 2008, approximately 46%, 46%, and 47%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance.

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the year ended December 31, 2010 and 2009. Aggregate revenues attributable to customers in the United Kingdom accounted for 12.7% of the Company’s consolidated revenues during the year ended December 31, 2008. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2010, 2009 and 2008.

During the years ended December 31, 2010, 2009 and 2008, revenues in the United States were approximately $163.1 million, $172.7 million and $156.6 million, respectively.

13.	Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000, or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2010, 2009 and 2008, totaled 57,734, 77,011, and 101,671, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense using a fair value method. Compensation cost related to the ESPP for each of the years ended December 31, 2010, 2009 and 2008 was approximately $0.2 million.

On July 24, 2007, the Company’s stockholders approved a proposal to amend the ESPP to extend the term of the ESPP by ten years to April 30, 2018. The term of the amended ESPP commenced May 1, 2008 and continues until April 30, 2018 subject to earlier termination by the Company’s board of directors.

Stock Incentive Plans — Active Plans

The Company has a 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), under which shares of the Company’s common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan is the sum of (i) 5,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

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

Restricted stock awards granted pursuant to the 2005 Incentive Plan have requisite service periods of three and four years and vest in increments of 33% and 25%, respectively, on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee.

Upon adoption of the 2005 Incentive Plan in March 2005, the Board terminated the following stock option plans of the Company: (i) the 2002 Non-Employee Director Stock Option Plan, as amended, (ii) the MDL Amended and Restated Employee Share Option Plan, as amended (iii) the 2000 Non-Employee Director Stock Option Plan, as amended (iv) the 1997 Management Stock Option Plan, as amended (v) the 1996 Stock Option Plan, as amended; and (vi) the 1994 Stock Option Plan, as amended. Termination of these stock option plans did not affect any options outstanding under these plans immediately prior to termination thereof.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Program

On August 1, 2001, the Company announced a voluntary stock option exchange program (the “Exchange Program”) offering to exchange all outstanding options to purchase shares of the Company’s common stock granted under the 1994 Stock Option Plan, 1996 Stock Option Plan and 1999 Stock Option Plan held by eligible employees or eligible directors for new options under the same option plans by August 29, 2001. The Exchange Program required any person tendering an option grant for exchange to also tender all subsequent option grants with a lower exercise price received by that person during the six months immediately prior to the date the options accepted for exchange are cancelled. Options to acquire a total of 3,089,100 shares of common stock with exercise prices ranging from $2.50 to $45.00 were eligible to be exchanged under the Exchange Program. The offer expired on August 28, 2001, and the Company cancelled 1,946,550 shares tendered by 578 employees. As a result of the Exchange Program, the Company granted replacement stock options to acquire 1,823,000 shares of common stock at an exercise price of $10.04. The difference between the number of shares cancelled and the number of shares granted relates to options cancelled by employees who terminated their employment with the Company between the cancellation date and regrant date. With the exception of three employee grants, the exercise price of the replacement options was the fair market value of the common stock on the grant date of the new options, which was March 4, 2002 (a date at least six months and one day after the date of cancellation). Under ASC 718, non-cash, stock based compensation expense was recognized for any option for which the exercise price was below the market price on the applicable measurement date. This expense was amortized over the service periods of the options. For three employees, the cancellation of their awards were within the six months and one day waiting period and were, therefore, treated as variable awards when they were reissued on March 4, 2002. Under the variable method, charges are taken each reporting period to reflect increases in the fair value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. The new shares had a service period of 18 months beginning on the grant date of the new options, except for options tendered by executive officers under the 1994 Stock Option Plan, which vested 25% annually on each anniversary of the grant date of the new options. The Exchange Program was designed to comply with ASC 718 for fixed plan accounting.

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

The Company had a 1999 Stock Option Plan, as amended, that expired in February 2009 whereby 4,000,000 shares of the Company’s common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries. The term of the outstanding options is 10 years. The options generally vest annually over a period of three or four years. All outstanding options under this plan are fully vested.

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Number of	Exercise	Term	of In-the-Money
	Shares	Price ($)	(Years)	Options ($)

Outstanding, December 31, 2007	3,590,325	$22.43
Granted	551,700	17.46
Exercised	(311,640)	12.33
Forfeited	(307,866)	31.58
Expired	(94,222)	23.48

Outstanding, December 31, 2008	3,428,297	21.69
Granted	505,183	16.17
Exercised	(150,134)	12.06
Forfeited	(125,606)	31.98
Expired	(100,867)	29.82

Outstanding, December 31, 2009	3,556,873	20.72
Granted	338,950	24.48
Exercised	(235,986)	13.34
Forfeited	(106,625)	18.11
Expired	(42,674)	30.31

Outstanding, December 31, 2010	3,510,538	$21.55	5.61	$22,863,742
Exercisable, December 31, 2010	2,252,013	$21.46	4.74	$15,997,657

At December 31, 2010 we expect that 94% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009, and 2008 was $12.22, $8.59, and $9.62, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $0.8 million, and $1.7 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected life (years)	5.9	6.0	6.2
Risk-free interest rate	2.3%	3.0%	3.1%
Expected volatility	50.8%	53.2%	54.9%
Expected dividend yield	—	—	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historic periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company used the simplified method for determining the expected life as permitted under ASC 718. The simplified method was used

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the historical data did not provide a reasonable basis upon which to estimate the expected term. This is due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the SEC. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected life at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

During the year ended September 30, 2007, pursuant to the Company’s 2005 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”). These LTIP Performance Shares would have been earned based upon the achievement, over a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the Company’s 60-month backlog as determined and defined by the Company, (ii) the compound annual growth over the performance period in the diluted earnings per share as reported in the Company’s consolidated financial statements, and (iii) the compound annual growth over the performance period in the total revenues as reported in the Company’s consolidated financial statements. In no event would any of the LTIP Performance Shares become earned if the Company’s earnings per share was below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined minimum earnings per share threshold level, up to 150% of the LTIP Performance Shares could have been earned upon achievement of performance goals equal to or exceeding the maximum target levels for compound annual growth over the performance period in the Company’s 60-month backlog, diluted earnings per share and total revenues. Management evaluated, on a quarterly basis, the probability that the target performance goals would be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Through September 30, 2008, the Company had accrued compensation costs assuming an attainment level of 100% for the awards granted during the year ended September 30, 2007. During the three months ended December 31, 2008, the Company changed the expected attainment to 0% based upon revised forecasted diluted earnings per share, which the Company did not expect to achieve the predetermined earnings per share minimum threshold level required for the LTIP Performance Shares granted in 2007 to be earned. As the performance goals were considered improbable of achievement, the Company reversed compensation costs related to the awards granted in fiscal 2007 during the three months ended December 31, 2008. These awards expired on December 31, 2009 without vesting.

During the years ended December 31, 2010 and 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the three months ended December 31, 2010, the Company revised the expected attainment for the awards granted in fiscal 2009 from 100% to 150% due to changes in forecasted sales and operating income. This change resulted in additional compensation expense of approximately $0.5 million. The expected attainment level for the awards granted in fiscal 2010 is 100%.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the nonvested LTIP Performance Shares is as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value

Nonvested at December 31, 2007	174,947	$34.25
Change in expected attainment for 2007 grants	(139,891)	34.24
Forfeited or expired	(35,056)	34.30

Nonvested at December 31, 2008	—	—
Granted	216,150	16.52

Nonvested at December 31, 2009	216,150	16.52
Granted	207,180	26.29
Forfeited or expired	(25,620)	16.52
Change in expected attainment for 2009 grants	101,325	16.52

Nonvested at December 31, 2010	499,035	$20.57

During the years ended December 31, 2010, 2009 and 2008, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. The awards granted during the years ended December 31, 2009 and 2008, have requisite service periods of four years and vest in increments of 25% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value

Nonvested at December 31, 2007	—	$—
Granted	471,400	17.95
Forfeited or expired	(9,000)	17.17

Nonvested at December 31, 2008	462,400	17.97
Granted	23,500	16.65
Vested	(115,602)	17.97
Forfeited or expired	(55,750)	17.54

Nonvested at December 31, 2009	314,548	17.94
Granted	25,950	22.19
Vested	(95,014)	17.81
Forfeited or expired	(53,186)	18.52

Nonvested at December 31, 2010	192,298	$18.42

As of December 31, 2010, there were unrecognized compensation costs of $6.8 million related to nonvested stock options that the Company expects to recognize over a weighted-average period of 2.2 years. As of

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, there were unrecognized compensation costs of $2.5 million related to nonvested RSAs that the Company expects to recognize over a weighted-average period of 1.8 years. As of December 31, 2010, there were unrecognized compensation costs of $7.8 million related to nonvested LTIPs that the Company expects to recognize over a weighted-average period of 2.5 years.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2010, 2009 and 2008 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $7.8 million, $7.6 million, and $7.9 million, respectively, with corresponding tax benefits of $2.9 million, $3.0 million, and $3.6 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the year ended December 31, 2010, 2009 and 2008 was $3.1 million, $1.8 million and $3.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.7 million, $0.3 million and $0.6 million for the year ended December 31, 2010, 2009 and 2008, respectively.

14.	Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 100% of their pretax annual compensation up to a maximum of $16,500 (for employees who are under the age of 50 on December 31, 2010) or a maximum of $22,000 (for employees aged 50 or older on December 31, 2010). The Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2010, 2009 and 2008 were $2.8 million, $2.9 million, and $3.0 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the years ended December 31, 2010, 2009 and 2008 were $1.3 million, $1.4 million, and $1.8 million, respectively.

15.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$44,400	$22,020	$29,276
Foreign	4,302	11,088	(1,720)

Total	$48,702	$33,108	$27,556

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal
Current	$1,812	$9,964	$3,009
Deferred	12,352	(3,259)	6,712

Total	14,164	6,705	9,721
State
Current	1,685	1,415	1,951
Deferred	(725)	(2,356)	(1,418)

Total	960	(941)	533
Foreign
Current	6,366	6,465	4,489
Deferred	17	1,253	2,231

Total	6,383	7,718	6,720

Total	$21,507	$13,482	$16,974

Differences between the income tax provisions computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Tax expense at federal rate of 35%	$17,045	$11,588	$9,645
State income taxes, net of federal benefit	695	(293)	241
Increase (decrease) in valuation allowance	(1,587)	(723)	898
Foreign tax rate differential	1,304	3,389	5,076
Tax effect of foreign operations	3,147	(159)	1,944
Other	903	(320)	(830)

Income tax provision	$21,507	$13,482	$16,974

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2010	2009

Current net deferred tax assets:
Allowance for uncollectible accounts	$1,414	$204
Deferred revenue	4,622	4,255
Alliance deferred costs	(203)	4,397
Interest rate swaps	—	1,608
U.S. net operating loss carryforwards	—	1,418
Compensation	6,268	6,494
Other	1,250	577

Total current deferred tax assets	13,351	18,953
Less: valuation allowance	(1,034)	(1,494)

Net current deferred tax assets	$12,317	$17,459

Noncurrent net deferred tax assets:
Noncurrent deferred tax assets
Foreign tax credits	$6,706	$8,849
General business credits	1,246	1,926
Stock based compensation	9,921	8,641
Foreign net operating loss carryforwards	4,612	6,511
Capital loss carryforwards	3,259	3,235
Deferred revenue	8,394	7,326
Alliance deferred costs	9,962	9,236
FIN 48 adoption	—	1,103
Other	276	318

Total noncurrent deferred tax assets	44,376	47,145

Noncurrent deferred tax liabilities
Depreciation and amortization	(9,415)	(12,189)

Total noncurrent deferred tax liabilities	(9,415)	(12,189)

Less: valuation allowance	(6,818)	(8,932)

Net noncurrent deferred tax assets (liabilities)	$28,143	$26,024

Prior year amounts reflected in the above tables have been reclassified for comparability purposes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. During the year ended December 31, 2010, the Company decreased its valuation allowance by $2.6 million.

At December 31, 2010, the Company had foreign tax NOLs of $19.3 million, of which $10.3 million may be utilized over an indefinite life, with the remainder expiring over the next 15 years. The Company has provided a $2.8 million valuation allowance against the tax benefit associated with these NOLs.

At December 31, 2010, the Company had domestic capital loss carryforwards of $8.9 million for which a full valuation allowance has been provided. The Company had foreign capital loss carryforwards for tax purposes of $0.5 million for which a full valuation allowance has been provided. The domestic losses expire in 2014 and the foreign losses are available indefinitely to offset future capital gains.

The Company had U.S. foreign tax credit carryforwards at December 31, 2010 of $3.1 million, which will begin to expire in 2014. The Company has provided a $0.6 million valuation allowance related to these tax credits. The Company also had domestic general business credit carryforwards at December 31, 2010 of $1.2 million relating to the pre-acquisition periods of acquired companies, which will begin to expire in 2022. Approximately $0.1 million of these credits are alternative minimum tax (“AMT”) credits which have an indefinite carryforward life.

At December 31, 2010, the Company had tax credits associated with various foreign subsidiaries of $1.0 million. The Company has provided a $0.8 million valuation allowance related to these tax credits.

The unrecognized tax benefit at December 31, 2010 and December 31, 2009 was $8.4 million and $10.9 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $5.7 million and $7.9 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2010	2009	2008

Balance of unrecognized tax benefits at beginning of year	$10,916	$11,535	$14,971
Increases for tax positions of prior years	398	5,469	324
Decreases for tax positions of prior years	—	(4,327)	(3,621)
Increases for tax positions established for the current period	421	19	1,209
Decreases for settlements with taxing authorities	(3,000)	(299)	(823)
Reductions resulting from lapse of applicable statute of limitation	(308)	(1,602)	(174)
Adjustment resulting from foreign currency translation	(13)	121	(351)

Balance of unrecognized tax benefits at end of year	$8,414	$10,916	$11,535

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following fiscal year 2004 are open for audit. In the United Kingdom, the Company’s tax returns for the years following 2008 are open for audit, while in Canada, the Company’s tax returns for years following 2003 are open for audit.

The Internal Revenue Service’s audit of the Company’s fiscal year 2005 and 2006 income tax returns was settled for an amount which was consistent with its previously recorded unrecognized tax benefit. The Company’s Canadian income tax returns covering fiscal years 2006 and 2007 are under audit by the Canada Revenue Agency. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $4.7 million due to the expiration of statutes of limitations and the settlement of various audits. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2010 and December 31, 2009, $2.2 million and $2.0 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the statement of operations in 2010, 2009 and 2008 is $0.4 million, $0.3 million and $0.4 million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $64.3 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings.

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

Based on the continuing relationship and involvement subsequent to the closing date, uncertainty regarding collectability of the note receivable, as well as the level of financing provided by the Company, the above transaction was not accounted for as a divestiture for accounting purposes. The accounting treatment for this type of transaction is outlined in SEC Staff Accounting Bulletin Topic 5E, Accounting for Divesture of a Subsidiary or Other Business Operation. Under this accounting treatment, the assets and liabilities to be divested are classified in other current assets and accrued other liabilities within the Company’s consolidated balance sheet. Under that guidance, the Company expected to recognize a gain of $2.5 million in future periods as payments were received. These future payments are to be recognized as gains in the period in which they are recovered, once the net assets have been written down to zero. In October 2006 and October 2007, the Company collected $0.5 million of cash pursuant to the contractual arrangements and recognized a pretax gain of $0.4 million in each period. The remaining $0.1 million was recorded as interest income. During the year ended December 31, 2008, the Company offset $0.3 million in invoices payable to the unrelated party against payments due and recognized a pretax gain of $0.2 million. The remaining $0.1 million was recorded as interest income. During the year ended December 31, 2009, the Company sold its right to further payments on the note receivable to a third-party for $1.0 million, which was recorded as a pretax gain.

17.	Commitments and Contingencies

In accordance with ASC 460, Guarantees, the Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under its customer agreements, the Company may agree to indemnify, defend and hold harmless its customers from and against certain losses,

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages and costs arising from claims alleging that the use of its software infringes the intellectual property of a third-party. Historically, the Company has not been required to pay material amounts in connection with claims asserted under these provisions and accordingly, the Company has not recorded a liability relating to such provisions.

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

Operating Leases

The Company leases office space and equipment under operating leases that run through October 2028. The leases that the Company has entered into do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Total operating lease expense for the years ended December 31, 2010, 2009 and 2008 was $17.8 million, $17.2 million, and $18.7 million, respectively.

Capital Leases

The Company leases certain property under capital lease agreements that expire during various years through 2014. The long term portion of capital leases is included in long term liabilities. Amortization expense of assets under capital lease is included in depreciation expense.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate minimum lease payments under these agreements in future fiscal years are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending December 31,	Leases	Leases	Total

2011	$1,223	$9,895	$11,118
2012	1,097	8,983	10,080
2013	743	8,533	9,276
2014	137	7,098	7,235
2015	—	6,428	6,428
Thereafter	—	37,399	37,399

Total minimum lease payments	$3,200	$78,336	$81,536

Amount representing interest	(338)

Present value of minimum lease payments	$2,862

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material adverse effect on the Company’s financial statements.

18.	International Business Machines Corporation Alliance

On December 16, 2007, the Company entered into a Master Alliance Agreement (“Alliance”) with IBM relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No. 1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party will retain ownership of its respective intellectual property and will independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years. At the date of issuance, the Company utilized a valuation model prepared by a third-party to assist management in estimating the fair value of the common stock warrants.

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third-party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2010 and 2009. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and was recorded in the Alliance agreement liability at December 31, 2007.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million in accordance with the terms of Amendment No. 1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2010 and 2009, $20.7 million is refundable

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to achievement of future milestones. No additional payments were received in 2010 or 2009 relating to Amendment No. 1.

The future costs incurred by the Company related to internally developed software associated with the technical enablement milestones will be capitalized in accordance with ASC 985-20, Software — Cost of Software to be Sold, Leased, or Marketed, when the resulting product reaches technological feasibility. Prior to reaching technological feasibility, the costs will be expensed as incurred. The Company will receive partial reimbursement from IBM for expenditures incurred if certain technical enablement milestones and delivery dates specified in the Alliance are met. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones will be used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received or receivable. During the years ended December 31, 2010 and 2009, the Company incurred $9.9 million and $11.0 million of costs related to fulfillment of the technical enablement milestones, respectively. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, and a reduction of operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2010 and 2009.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability

Balance, December 31, 2008	$43,522
Costs related to fulfillment of technical enablement milestones	(11,035)

Balance, December 31, 2009	32,487
Costs related to fulfillment of technical enablement milestones	(9,903)

Balance, December 31, 2010	$22,584

Of the $22.6 million Alliance agreement liability, $1.9 million is short-term and $20.7 million is long-term in the accompanying consolidated balance sheet as of December 31, 2010.

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

19.	International Business Machines Corporation Information Technology Outsourcing Agreement

On March 17, 2008, the Company entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource the Company’s internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM provides the Company with global IT infrastructure services including the following services, which services were provided by the Company: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business continuity plans (collectively, the “IT Services”). The Company retains responsibility for its security policy management and on-demand business operations.

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

In addition, IBM provided the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). Transition Services were completed approximately 21 months after the effective date of the Outsourcing Agreement and the Company paid approximately $6.7 million for the Transition Services. These Transition Services were recognized as incurred based on the capital or expense nature of the cost. The Company expensed approximately $0.1 million and $6.6 million for Transition Services during the years ended December 31, 2009 and 2008, respectively, that were included in general and administrative expenses in the accompanying consolidated statement of operations. Of the $6.7 million recognized, approximately $3.7 million has been paid, approximately $1.6 million is included in other noncurrent liabilities and $1.4 million is included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2010. The Company incurred an additional $0.9 million of staff augmentation costs related to the Transition Services during the year ended December 31, 2008, that are included in general and administrative expenses in the accompanying consolidated statement of operations. No staff augmentation costs were incurred in 2009 or in 2010. The Company incurred an additional $0.2 million and $0.1 million of datacenter moving costs related to the Transition Services during the years ended December 31, 2009 and 2008, respectively, that are included in general and administrative expenses in the accompanying consolidated statement of operations. No transition costs were incurred by the Company in 2010 nor does the Company anticipate any material future transition costs related to the Outsourcing Agreement.

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

As a result of the Outsourcing Agreement, 16 employees of the Company became employees of IBM and an additional 62 positions were eliminated by the Company. During the year ended December 31, 2008, $1.8 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations. The charges by segment were as follows: $1.5 million in the Americas segment, $0.1 million in the EMEA segment, and $0.2 million in the Asia Pacific segment. No additional termination costs were incurred in 2009 or 2010 related to the IBM outsourcing agreement.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Termination
Benefits

Balance, December 31, 2008	$465
Amounts paid during the period	(389)
Other(1)	1

Balance, December 31, 2009	77
Amounts paid during the period	(77)

Balance, December 31, 2010	$—

(1)	Includes the impact of foreign currency translation.

As of December 31, 2010, there were no accrued compensation costs relating to these termination costs in the accompanying consolidated balance sheet.

20.	Quarterly Financial Data

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software license fees	$66,039	$37,804	$31,399	$29,317
Maintenance fees	35,414	32,480	34,207	33,422
Services	26,745	15,439	17,187	14,618
Software hosting fees	13,043	11,294	9,630	10,386

Total revenues	141,241	97,017	92,423	87,743

Expenses:
Cost of software license fees(1)	3,322	3,088	3,107	3,074
Cost of maintenance, services and hosting fees(1)	30,981	28,956	29,303	27,892
Research and development	18,717	18,165	18,798	18,396
Selling and marketing	19,786	17,933	15,989	16,845
General and administrative	20,558	16,341	15,735	17,462
Depreciation and amortization	5,078	5,146	5,125	4,979

Total expenses	98,442	89,629	88,057	88,648

Operating income (loss)	42,799	7,388	4,366	(905)
Other income (expense):
Interest income	230	185	126	124
Interest expense	(514)	(418)	(541)	(523)
Other, net	(163)	(1,556)	(1,682)	(214)

Total other income (expense)	(447)	(1,789)	(2,097)	(613)

Income (loss) before income taxes	42,352	5,599	2,269	(1,518)
Income tax expense	15,254	3,263	2,419	571

Net income (loss)	$27,098	$2,336	$(150)	$(2,089)

Earnings (loss) per share
Basic(2)	$0.82	$0.07	$(0.00)	$(0.06)
Diluted(2)	$0.80	$0.07	$(0.00)	$(0.06)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2010 due to rounding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software license fees	$56,868	$40,396	$26,433	$30,820
Maintenance fees	35,754	33,314	31,928	29,926
Services	23,724	20,813	17,691	17,918
Software hosting fees	9,565	9,938	11,118	9,549

Total revenues	125,911	104,461	87,170	88,213

Expenses:
Cost of software license fees(1)	3,818	3,936	3,833	3,167
Cost of maintenance, services and hosting fees(1)	29,757	27,959	27,955	27,222
Research and development	18,530	20,071	19,932	18,973
Selling and marketing	16,269	14,911	15,511	15,108
General and administrative	17,811	21,064	18,865	21,504
Depreciation and amortization	4,756	4,577	4,310	4,346

Total expenses	90,941	92,518	90,406	90,320

Operating income (loss)	34,970	11,943	(3,236)	(2,107)
Other income (expense):
Interest income	178	117	446	301
Interest expense	(1,073)	(488)	(526)	(769)
Other, net	(1,929)	16	(3,615)	(1,120)

Total other income (expense)	(2,824)	(355)	(3,695)	(1,588)

Income (loss) before income taxes	32,146	11,588	(6,931)	(3,695)
Income tax expense	12,585	3,829	(3,369)	437

Net income (loss)	$19,561	$7,759	$(3,562)	$(4,132)

Earnings (loss) per share
Basic(2)	$0.58	$0.23	$(0.10)	$(0.12)
Diluted(2)	$0.57	$0.23	$(0.10)	$(0.12)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2009 due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)

By:	/s/ Philip G. Heasley
Philip G. Heasley
President and Chief Executive Officer
Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip G. Heasley Philip G. Heasley	President, Chief Executive Officer and Director (principal executive officer)	February 18, 2011

/s/ Scott W. Behrens Scott W. Behrens	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)	February 18, 2011

/s/ Harlan F. Seymour Harlan F. Seymour	Chairman of the Board and Director	February 18, 2011

/s/ Alfred R. Berkeley Alfred R. Berkeley	Director	February 18, 2011

/s/ Jan H. Suwinski Jan H. Suwinski	Director	February 18, 2011

/s/ John D. Curtis John D. Curtis	Director	February 18, 2011

/s/ John M. Shay Jr. John M. Shay Jr.	Director	February 18, 2011

/s/ James C. McGroddy James C. McGroddy	Director	February 18, 2011

/s/ John E. Stokely John E. Stokely	Director	February 18, 2011

EXHIBIT INDEX

Exhibit No.		Description

3	.01(1)	Amended and Restated Certificate of Incorporation of the Company
3	.02(2)	Amended and Restated Bylaws of the Company
4	.01(3)	Form of Common Stock Certificate
10	.01(4)*	Stock and Warrant Holders Agreement, dated as of December 30, 1993
10	.02(5)*	ACI Holding, Inc. 1994 Stock Option Plan, as amended
10	.03(6)*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended
10	.04(7)*	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended
10	.05(8)*	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended
10	.06(9)*	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended
10	.07(10)*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended
10	.8(11)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10	.9(12)*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers
10	.10(13)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers
10	.11(14)	Asset Purchase Agreement by and between S2 Systems, Inc. and the Company dated June 29, 2005
10	.12(15)*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan
10	.13(16)*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan
10	.14(17)*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan
10	.15(18)*	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan
10	.16(19)*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan
10	.17(20)*	Form of Nonqualified Stock Option Agreement — Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended (filed herewith)
10	.18(21)*	Form of Nonqualified Stock Option Agreement — Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended (filed herewith)
10	.19(22)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10	.20(23)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009
10	.21(24)*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005
10	.22(25)	Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG
10	.23(26)	Agreement and Plan of Merger dated August 28, 2006 by and among Transaction Systems Architects, Inc., Parakeet MergerSub Corp., and P&H Solutions, Inc.
10	.24(27)	Credit Agreement by and among Transaction Systems Architects, Inc. and Wachovia Bank, National Association
10	.25(28)*	Separation, Non-Compete, Non-Solicitation and Non-Disclosure Agreement and General Release with Anthony J. Parkinson dated May 10, 2007
10	.26(29)*	Separation, Non-Compete, Nonsolicitation and Non-Disclosure Agreement and General Release with Mark R. Vipond dated August 11, 2008
10	.27(30)*	Executive Management Incentive Compensation Plan

Exhibit No.		Description

10	.28(31)*	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers
10	.29(32)*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended (filed herewith)
10	.30(33)***	Master Alliance Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.31(34)	Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.32(35)	Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation
10	.33(36)***	Master Services Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation
10	.34(37)*	Amended and Restated Deferred Compensation Plan
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) — Deloitte & Touche LLP
23.02		Consent of Independent Registered Public Accounting Firm (filed herewith) — KPMG LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32	.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	.INS****	XBRL Instance Document
101	.SCH****	XBRL Taxonomy Extension Schema
101	.CAL****	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB****	XBRL Taxonomy Extension Label Linkbase
101	.PRE****	XBRL Taxonomy Extension Presentation Linkbase
101	.DEF****	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.

(2)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.

(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(4)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(6)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(7)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(8)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.

(9)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(10)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(11)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007.

(12)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(13)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(14)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 1, 2005.

(15)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(16)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(17)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.

(18)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(19)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(20)	Incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(21)	Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(22)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.

(23)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.

(24)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(25)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006.

(26)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 1, 2006.

(27)	Incorporated herein by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

(28)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed May 16, 2007.

(29)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed August 15, 2008.

(30)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.

(31)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.

(32)	Incorporated by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(33)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009.

(34)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(35)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(36)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009.

(37)	Incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

***	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

****	Furnished, not filed.