Form 10-Q
period 2011-03-31
ACI WORLDWIDE, INC.
filed 2011-04-29
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2011, there were 33,416,569 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$168,882	$171,310
Billed receivables, net of allowances of $5,533 and $5,738, respectively	71,260	77,773
Accrued receivables	8,043	9,578
Deferred income taxes, net	10,087	12,317
Prepaid expenses	15,587	13,369
Other current assets	11,741	10,462

Total current assets	285,600	294,809

Property and equipment, net	22,112	18,539
Software, net	26,271	25,366
Goodwill	218,403	203,935
Other intangible assets, net	23,428	20,448
Deferred income taxes, net	30,932	28,143
Other noncurrent assets	8,707	10,289

TOTAL ASSETS	$615,453	$601,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,506	$15,263
Accrued employee compensation	16,626	26,174
Deferred revenue	141,433	121,936
Income taxes payable	2,482	6,181
Alliance agreement liability	1,600	1,917
Note payable under credit facility	75,000	75,000
Accrued and other current liabilities	21,730	24,293

Total current liabilities	273,377	270,764

Deferred revenue	33,239	31,045
Alliance agreement noncurrent liability	20,667	20,667
Other noncurrent liabilities	22,512	23,430

Total liabilities	349,795	345,906

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at March 31, 2011 and December 31, 2010	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,399,387 and 7,548,752 shares outstanding at March 31, 2011 and December 31, 2010, respectively	(168,343)	(171,676)
Additional paid-in capital	314,576	312,947
Retained earnings	106,911	105,289
Accumulated other comprehensive loss	(11,693)	(15,144)

Total stockholders’ equity	265,658	255,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615,453	$601,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenues:
Software license fees	$43,724	$29,317
Maintenance fees	35,070	33,422
Services	15,371	14,618
Software hosting fees	10,378	10,386

Total revenues	104,543	87,743

Expenses:
Cost of software license fees (1)	3,442	3,074
Cost of maintenance, services, and hosting fees (1)	29,607	27,892
Research and development	23,130	18,396
Selling and marketing	19,294	16,845
General and administrative	16,362	17,462
Depreciation and amortization	5,210	4,979

Total expenses	97,045	88,648

Operating income (loss)	7,498	(905)

Other income (expense):
Interest income	238	124
Interest expense	(643)	(523)
Other, net	(302)	(214)

Total other income (expense)	(707)	(613)

Income (loss) before income taxes	6,791	(1,518)
Income tax expense	5,169	571

Net income (loss)	$1,622	$(2,089)

Income (loss) per share information
Weighted average shares outstanding
Basic	33,318	33,725
Diluted	33,983	33,725

Income (loss) per share
Basic	$0.05	$(0.06)
Diluted	$0.05	$(0.06)

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

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

						Accumulated
		Common		Additional		Other
	Common	Stock	Treasury	Paid-in	Retained	Comprehensive
	Stock	Warrants	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2010	$204	$24,003	$(171,676)	$312,947	$105,289	$(15,144)	$255,623
Comprehensive income information:
Net income	—	—	—	—	1,622	—	1,622
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	3,451	3,451

Comprehensive income							5,073
Stock-based compensation	—	—	—	2,369	—	—	2,369
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	3,679	(740)	—	—	2,939
Repurchase of restricted stock for tax withholdings	—	—	(346)	—	—	—	(346)

Balance as of March 31, 2011	$204	$24,003	$(168,343)	$314,576	$106,911	$(11,693)	$265,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,622	$(2,089)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	1,683	1,617
Amortization	5,136	4,874
Tax expense of intellectual property shift	550	549
Deferred income taxes	2,318	4,589
Stock-based compensation expense	2,369	1,806
Excess tax benefit of stock options exercised	(895)	146
Other	72	262
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	9,422	28,821
Other current and noncurrent assets	(2,420)	(3,053)
Accounts payable	(2,921)	(3,315)
Accrued employee compensation	(10,564)	(8,920)
Accrued liabilities	(2,995)	(4,432)
Current income taxes	(2,746)	(14,837)
Deferred revenue	17,894	8,058
Other current and noncurrent liabilities	(582)	(498)

Net cash flows from operating activities	17,943	13,578

Cash flows from investing activities:
Purchases of property and equipment	(5,188)	(1,179)
Purchases of software and distribution rights	(1,844)	(2,763)
Alliance technical enablement expenditures	(256)	(1,707)
Acquisition of business, net of cash acquired	(16,729)	—

Net cash flows from investing activities	(24,017)	(5,649)

Cash flows from financing activities:
Proceeds from issuance of common stock	300	257
Proceeds from exercises of stock options	1,782	1,356
Excess tax benefit of stock options exercised	895	73
Repurchases of common stock	—	(2,998)
Repurchase of restricted stock for tax withholdings	(346)	(255)
Payments on debt and capital leases	(524)	(325)

Net cash flows from financing activities	2,107	(1,892)

Effect of exchange rate fluctuations on cash	1,539	(1,408)

Net increase (decrease) in cash and cash equivalents	(2,428)	4,629
Cash and cash equivalents, beginning of period	171,310	125,917

Cash and cash equivalents, end of period	$168,882	$130,546

Supplemental cash flow information
Income taxes paid, net	$7,845	$13,460
Interest paid	$562	$442
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements.
The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 18, 2011. Results for the three months ended March 31, 2011, are not necessarily indicative of results that may be attained in the future.
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Comprehensive Income (loss)
The Company’s comprehensive income for the three months ended March 31, 2011 was $5.1 million compared to a $5.8 million loss for the same period in 2010. The two components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. The foreign currency translation adjustments for the three months ended March 31, 2011 and March 31, 2010 were $3.5 million and $(3.7) million, respectively. Accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheet represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive loss have not been tax effected.
Note Payable Under Credit Facility
On September 29, 2006, the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company. As of March 31, 2011, the revolving credit facility is classified as current due to the maturity date being within 12 months. The Company is currently in discussions with various lenders, including its current lenders, for a new credit facility and anticipates closing on the new facility prior to the maturation of the current facility.
Revenue
Update to Revenue Accounting Policies. With the exception of the adoption of the new accounting pronouncements related to revenue recognition, which are discussed below, there have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in its annual report on Form 10-K for the fiscal year ended December 31, 2010.
Revenue Recognition for Arrangements with Multiple Deliverables.
Effective January 1, 2011 the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2011, nor does the Company expect it to have a material impact on its future financial statements.

A multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered item(s) has value to the customer on a stand-alone basis; if the arrangement includes a general right of return relative to the delivered item(s); and if delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.
The Company enters into hosting-related arrangements that may consist of multiple service deliverables including initial implementation and setup services; on-going support services; and other services. The Company’s hosted products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting-related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the hosting service as the delivered services do not have value to the client on a stand-alone basis. The on-going support and other services are considered as separate units of accounting. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods. As the support and other services periods are the same as the hosting service period, the recognition pattern is similar to what was experienced prior to adopting the amended accounting guidance for multiple-deliverable revenue arrangements.
Vendor-Specific Objective Evidence
Certain of the Company’s software license arrangements include post contract customer support (maintenance or “PCS”) terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. As a result of the maturation of certain retail payment engine products, including BASE24, a higher number of software license arrangements fail to achieve VSOE of fair value for PCS due to non-substantive renewal periods, or contain a range of possible PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term or the initial PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.
This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Software license fees	$22,918	$5,165
Maintenance fees	5,265	1,143
Services	123	1,380

Total	$28,306	$7,688

2. Acquisitions
ISD Holdings, Inc.
On March 18, 2011, the Company closed the acquisition of ISD Holdings, Inc. and its 100% owned subsidiary ISD Corporation (collectively “ISD”). ISD’s suite of products enables retailers to consolidate, manage, secure and route all electronic transactions from their point-of-sale systems to third party processors for authorization and settlement.

The aggregate purchase price of ISD was $19.1 million, after working capital adjustments in accordance with the terms of the purchase agreement, which included cash acquired of $2.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.
In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the three months ended March 31, 2011 (in thousands, except weighted-average useful lives):

		Weighted-
		Average Useful
	Amount	Lives

Cash	$2,375
Accounts Receivable	2,030
Other current assets	175

Total current assets acquired	4,580

Noncurrent assets:
Property and equipment	519
Goodwill	11,569
Intellectual property rights	2,338	5 years
Customer relationships	4,059	9 years
Trade name	247	5 years
Other non-current assets	375

Total assets acquired	23,687

Current liabilities acquired	(4,583)

Net assets acquired	$19,104

Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company. Pro forma results are not presented because they are not material.
3. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2011 and 2010 totaled 11,373 and 16,709, respectively.

Stock-Based Payments
A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value of
	Number of	Exercise	Term	In-the-Money
	Shares	Price	(Years)	Options
Outstanding as of December 31, 2010	3,510,538	$21.55
Exercised	(150,353)	11.85
Forfeited	(2,134)	16.52

Outstanding as of March 31, 2011	3,358,051	$21.98	5.49	$37,154,335

Exercisable as of March 31, 2011	2,168,534	$21.99	4.72	$24,225,702

As of March 31, 2011, the Company expects that 94.8% of the options will vest over the vesting period.
No options were granted during the three months ended March 31, 2011. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 was $10.77. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2011 and 2010. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $2.8 million and $0.6 million, respectively.
The fair value of options granted during the three months ended March 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

Three Months Ended
March 31, 2010

Expected life (years)	6.00
Interest rate	3.1%
Volatility	51.4%
Dividend yield	—
Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company used the simplified method for determining the expected life. The simplified method was used as the historical data did not provide a reasonable basis upon which to estimate the expected term due to the extended period during which individuals were unable to exercise options while the Company was not current with its filings with the Securities and Exchange Commission (“SEC”). The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2011 and changes during the period are as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value
Nonvested as of December 31, 2010	499,035	$20.57
Forfeited	(3,840)	16.52

Nonvested as of March 31, 2011	495,195	$20.61

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2011 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2010	192,298	$18.42
Vested	(40,834)	16.54

Nonvested as of March 31, 2011	151,464	$18.93

During the three months ended March 31, 2011, 40,834 of the RSAs vested. The Company withheld 12,361 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.
As of March 31, 2011, there were unrecognized compensation costs of $5.7 million related to nonvested stock options, $2.1 million related to the nonvested RSAs, and $7.0 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.1 years, 1.6 years and 2.3 years, respectively.
The Company recorded stock-based compensation expenses for the three months ended March 31, 2011 and 2010 related to stock options, LTIP performance shares, RSAs, and the ESPP of $2.4 million and $1.8 million, respectively, with corresponding tax benefits of $0.9 million and $0.7 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. No stock-based compensation costs were capitalized during the three months ended March 31, 2011 and 2010. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards, which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.
Cash received from option exercises for the three months ended March 31, 2011 and 2010 was $1.8 million and $1.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.
4. Goodwill
Changes in the carrying amount of goodwill during the three months ended March 31, 2011, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2010	$187,362	$44,250	$19,755	$251,367
Total impairment prior to December 31, 2010	(47,432)	—	—	(47,432)

Balance as of December 31, 2010	139,930	44,250	19,755	203,935
Addition — acquisition of ISD (1)	11,569	—	—	11,569
Foreign currency translation adjustments	61	2,423	415	2,899

Balance as of March 31, 2011	$151,560	$46,673	$20,170	$218,403

(1)	Addition relates to the goodwill acquired in the acquisition of ISD as discussed in Note 2.

5. Software and Other Intangible Assets
At March 31, 2011, software net book value totaling $26.3 million, net of $51.2 million of accumulated amortization, includes the net book value of software marketed for external sale of $14.3 million. The remaining software net book value of $12.0 million is comprised of various software that has been acquired or developed for internal use.
Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended March 31, 2011 and 2010 totaled $1.6 million and $1.5 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $1.9 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.
The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Customer relationships	$40,988	$(20,253)	$20,735	$36,393	$(18,855)	$17,538
Purchased contracts	10,814	(9,015)	1,799	10,753	(8,504)	2,249
Trademarks and tradenames	1,359	(482)	877	1,062	(422)	640
Covenant not to compete	85	(68)	17	83	(62)	21

	$53,246	$(29,818)	$23,428	$48,291	$(27,843)	$20,448

Other intangible assets amortization expense totaled $1.6 million for the three months ended March 31, 2011 and 2010.
Based on capitalized software and other intangible assets at March 31, 2011, estimated amortization expense for future fiscal years is as follows (in thousands):

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
Remainder of 2011	$10,005	$4,862
2012	9,992	5,527
2013	3,895	5,269
2014	2,054	3,450
2015	325	1,534
Thereafter	—	2,786

Total	$26,271	$23,428

6. Derivative Instruments and Hedging Activities
The Company had two interest rate swaps that terminated on October 4, 2010. Neither swap qualified for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps of $0.2 million for the three months ended March 31, 2010, was reflected as expense in other income (expense), net in the accompanying condensed consolidated statements of operations.
As both interest rate swaps terminated on October 4, 2010, there was no liability reported in the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

7. Common Stock, Treasury Stock and Earnings (Loss) Per Share
The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased approximately 8,082,180 shares for approximately $187.1 million. The Company did not repurchase shares under this program during the three months ended March 31, 2011. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of March 31, 2011.
Earnings (loss) per share is computed in accordance with the U.S. GAAP. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.
The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Weighted average share outstanding:
Basic weighted average shares outstanding	33,318	33,725
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	665	—

Diluted weighted average shares outstanding	33,983	33,725

For the three months ended March 31, 2011 and 2010, 3.2 million and 6.8 million, respectively, options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted earnings per share computation as their effect would be anti-dilutive.
8. Other Income (Expense), net
Other, net is comprised of the following items (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Foreign currency transaction gain (losses)	$(239)	$56
Loss on interest rate swap	—	(158)
Other	(63)	(112)

Total	$(302)	$(214)

9. Segment Information
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

The Company allocated segment support expenses such as global product delivery and development, global customer operations and global product management based upon percentage of revenue per segment. Corporate overhead costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Americas	$52,330	$46,316
EMEA	42,141	31,913
Asia/Pacific	10,072	9,514

	$104,543	$87,743

Operating income (loss):
Americas	$5,963	$3,059
EMEA	6,260	(141)
Asia/Pacific	(4,725)	(3,823)

	$7,498	$(905)

	March 31,	December 31,
	2011	2010
Total assets:
Americas — United States	$344,735	$335,457
Americas — Other	29,909	21,254
EMEA	184,500	186,209
Asia/Pacific	56,309	58,609

	$615,453	$601,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2011 and 2010. Aggregate revenues attributable to customers in the United Kingdom accounted for 14.9% of the Company’s consolidated revenues during the three months ended March 31, 2011. No country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2010.
10. Income Taxes
The effective tax rate for the three months ended March 31, 2011 was 76.1%. The Company reported tax expense for the three months ended March 31, 2010 while reporting a pretax loss for the same period. The resulting effective tax rate is negative. The effective tax rate in both periods is negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
The Company’s effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower in the countries in which it operates that have a lower statutory rate or higher in the countries in which it operates that have a higher statutory rate or the extent it has losses sustained in countries where the future utilization of losses are uncertain. The Company’s effective tax rate could also fluctuate due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, the Company is occasionally subject to examination of its income tax returns by tax authorities in the jurisdictions it operates. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

The amount of unrecognized tax benefits for uncertain tax positions was $8.4 million as of March 31, 2011 and $8.4 million as of December 31, 2010, excluding related liabilities for interest and penalties of $2.3 million as of March 31, 2011 and $2.2 million as of December 31, 2010.
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $5.9 million, due to the settlement of various audits and the expiration of statutes of limitation.
11. Commitments and Contingencies
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
12. International Business Machines Corporation Alliance
During the three months ended March 31, 2011 and 2010, the Company incurred $0.3 million and $2.9 million of costs, respectively, related to fulfillment of the technical enablement milestones under the International Business Machines Corporation (“IBM”) Master Alliance Agreement, as amended (the “Alliance”). The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under U.S. GAAP, in the accompanying condensed consolidated balance sheets and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, $20.7 million was refundable unless certain future milestones are achieved.
Changes in the Alliance agreement liability were as follows (in thousands):

Alliance
Agreement
Liability
Balance as of December 31, 2010	$22,584
Costs related to fulfillment of technical enablement milestones	(317)

Balance as of March 31, 2011	$22,267

Of the $22.3 million Alliance agreement liability, $1.6 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of March 31, 2011.
Of the $22.6 million Alliance agreement liability, $1.9 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of December 31, 2010.

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
The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed February 18, 2011. Results for the three months ended March 31, 2011, are not necessarily indicative of results that may be attained in the future.
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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow low-cost centers of expertise in Timisoara, Romania and Bangalore, India.
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
Acquisition
On March 18, 2011, we closed the acquisition of ISD Holdings, Inc. and its 100% owned subsidiary ISD Corporation (collectively “ISD”). ISD’s suite of products enables retailers to consolidate, manage, secure and route all electronic transactions from their point-of-sale systems to third party processors for authorization and settlement.
The aggregate purchase price of ISD was $19.1 million, after working capital adjustments in accordance with the terms of the purchase agreement, including $2.4 million in cash acquired. The preliminary allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.
Backlog
Included in backlog estimates are all software license fees, maintenance fees and services fees specified in executed contracts, as well as revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period. We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.
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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31,	December 31,
	2011	2010

Americas	$895	$871
EMEA	526	506
Asia/Pacific	192	189

Total	$1,613	$1,566

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.
The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31,	December 31,
	2011	2010

Committed	$890	$857
Renewal	723	709

Total	$1,613	$1,566

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2011			December 31, 2010
	Monthly	Non-		Monthly	Non-
	Recurring	Recurring	Total	Recurring	Recurring	Total

Americas	$166	$39	$205	$164	$43	$207
EMEA	101	34	135	103	27	130
Asia/Pacific	37	14	51	34	10	44

Total	$304	$87	$391	$301	$80	$381

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2011		2010
		% of		% of
		Total		Total
	Amount	Revenue	Amount	Revenue

Revenues:
Initial license fees (ILFs)	$12,565	12.0%	$9,743	11.1%
Monthly license fees (MLFs)	31,159	29.8%	19,574	22.3%

Software license fees	43,724	41.8%	29,317	33.4%
Maintenance fees	35,070	33.5%	33,422	38.1%
Services	15,371	14.7%	14,618	16.7%
Software hosting fees	10,378	9.9%	10,386	11.8%

Total revenues	104,543	100.0%	87,743	100.0%

Expenses:
Cost of software licenses fees	3,442	3.3%	3,074	3.5%
Cost of maintenance, services, and hosting fees	29,607	28.3%	27,892	31.8%
Research and development	23,130	22.1%	18,396	21.0%
Selling and marketing	19,294	18.5%	16,845	19.2%
General and administrative	16,362	15.7%	17,462	19.9%
Depreciation and amortization	5,210	5.0%	4,979	5.7%

Total expenses	97,045	92.8%	88,648	101.0%

Operating income (loss)	7,498	7.2%	(905)	-1.0%

Other income (expense):
Interest income	238	0.2%	124	0.1%
Interest expense	(643)	-0.6%	(523)	-0.6%
Other, net	(302)	-0.3%	(214)	-0.2%

Total other income (expense)	(707)	-0.7%	(613)	-0.7%

Income (loss) before income taxes	6,791	6.5%	(1,518)	-1.7%
Income tax expense	5,169	4.9%	571	0.7%

Net income (loss)	$1,622	1.6%	$(2,089)	-2.4%

Three-Month Period Ended March 31, 2011 Compared to Three-Month Period Ended March 31, 2010
Revenues
Total revenues for the three months ended March 31, 2011 increased $16.8 million, or 19.1%, as compared to the same period in 2010. Total revenues increased as a result of a $14.4 million, or 49.1%, increase in software license fee revenues, a $1.6 million, or 4.9%, increase in maintenance fee revenue, and a $0.8 million, or 5.2%, increase in services revenues.
The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $6.0 million, $10.2 million and $0.6 million, respectively.
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

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the compounding effect of this, our MLF revenues have increased significantly during the three months ended March 31, 2011 as compared to the same period in 2010. This shift of software license fees from ILF revenues to MLF revenues is expected to continue in future periods.
Initial License Fees (ILF) Revenue
ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended March 31, 2011 compared to the same period in 2010, increased by $2.8 million, or 29.0%. ILF revenue in the Americas and EMEA reportable operating segments increased by $1.3 million and $1.5 million, respectively. Included in the above are capacity related revenue increases of $0.7 million in the EMEA reportable operating segment offset by a decline of $0.3 million in the Americas reportable operating segment within the three months ended March 31, 2011 as compared to the same period in 2010.
Monthly License Fees (MLF) Revenue
MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues increased $11.6 million, or 59.2%, during the three months ended March 31, 2011, as compared to the same period in 2010 with the Americas and EMEA reportable operating segments increasing by $3.2 million and $8.4 million, respectively. The increase in MLF revenues is primarily due to the cumulative effect of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.
Maintenance Fees Revenue
Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $1.6 million, or 4.9%, during the three months ended March 31, 2011, as compared to the same period in 2010. Maintenance fee revenue increased in the Americas and EMEA reportable segments by $0.5 million and $1.3 million, respectively, while the Asia/Pacific reportable segment declined by $0.2 million. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.
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
Services revenue increased $0.8 million, or 5.2%, for the three months ended March 31, 2011, primarily as a result of an increase in implementation and professional services revenue in the Americas and Asia/Pacific reportable operating segments of $1.1 million and $0.8 million, respectively, partially offset by a decline in the EMEA reportable operating segment of $1.1 million.
Software Hosting Fees Revenue
Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.
Software hosting fees revenue was flat, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Expenses
Total operating expenses for the three months ended March 31, 2011 increased $8.4 million, or 9.5%, as compared to the same period of 2010. Total expenses increased primarily as a result of a $4.7 million, or 25.7%, increase in research and development expenses, a $2.5 million, or 14.5%, increase in selling and marketing expenses, a $1.7 million, or 6.1%, increase in the cost of maintenance, services, and hosting fees, a $0.4 million, or 12.0%, increase in the cost of software license fees and a $0.2 million, or 4.6%, increase in depreciation and amortization, partially offset by a $1.1 million, or 6.3%, decrease in general and administrative expenses.
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
Cost of software licenses fees increased $0.4 million, or 12.0%, in the three months ended March 31, 2011 compared to the same period in 2010. Third-party software royalty expense increased $0.3 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.1 million.
Cost of Maintenance, Services, and Hosting fees
Cost of maintenance, services and hosting fees includes costs to provide hosting services and both the costs of maintaining our software products as well as the service costs required to deliver, install and support software at customer sites. Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support and production-type support for software that was previously installed at a customer location. Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.
Cost of maintenance, services, and hosting fees for the three months ended March 31, 2011, increased $1.7 million, or 6.1%, compared to the same period in 2010 primarily due to $1.2 million higher personnel and related costs and a $0.8 million decrease in net deferred expenses associated with project implementations, partially offset by a $0.3 million decrease in third-party maintenance and services related fees.
Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.
R&D expense for the three months ended March 31, 2011 increased $4.7 million, or 25.7%, compared to the same period in 2010 primarily due to a $2.6 million decrease in net deferred expenses associated with various product development efforts, $1.1 million higher personnel and related costs, $0.7 million higher third-party contractor costs, and $0.3 million higher professional fees.
Selling and Marketing
Selling and marketing includes both the costs related to selling our products to current and prospective customers as well as the costs related to promoting the Company, its products and the research efforts required to measure customers’ future needs and satisfaction levels. Selling costs are primarily the human resource and travel costs related to the effort expended to license our products and services to current and potential customers within defined territories and/or industries as well as the management of the overall relationship with customer accounts. Selling costs also include the costs associated with assisting distributors in their efforts to sell our products and services in their respective local markets. Marketing costs include costs needed to promote the Company and its products as well as perform or acquire market research to help us better understand what products our customers are looking for in the future. Marketing costs also include the costs associated with measuring customers’ opinions toward the Company, our products and personnel.

Selling and marketing expense for the three months ended March 31, 2011 increased $2.5 million, or 14.5%, compared to the same period in 2010 due to $2.2 million higher personnel and related expenses and $0.4 million higher advertising and professional expenses, partially offset by $0.1 million lower internal IT costs.
General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.
General and administrative expense for the three months ended March 31, 2011 decreased $1.1 million, or 6.3%, compared to the same period in 2010 due to a $0.8 million decrease in bad debt expense and $0.6 million lower personnel and related costs partially offset by $0.2 million higher professional and advertising fees.
Depreciation and Amortization
Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2011 increased $0.2 million, or 4.6%, compared to the same period in 2010 as a result of higher capital expenditures.
Other Income and Expense
Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended March 31, 2011 by $0.2 million in net foreign currency losses, as compared with $0.1 million in net gains during the same period in 2010. The fair value of interest rate swaps resulted in a $0.2 million loss during the three months ended March 31, 2010. Interest income and interest expense were flat for the three months ended March 31, 2011 as compared to the corresponding period of 2010.
Income Taxes
The effective tax rate for the three months ended March 31, 2011 was 76.1%. We reported tax expense for the three months ended March 31, 2010 while reporting a pretax loss for the same period. The resulting effective tax rate is negative. The effective tax rate in both periods is negatively impacted by our inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower in the countries in which we operate that have a lower statutory rate or higher in the countries in which we operate that have a higher statutory rate or the extent we have losses sustained in countries where the future utilization of losses are uncertain. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are occasionally subject to examination of our income tax returns by tax authorities in the jurisdictions we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Segment Results
The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Americas	$52,330	$46,316
EMEA	42,141	31,913
Asia/Pacific	10,072	9,514

	$104,543	$87,743

Operating income (loss):
Americas	$5,963	$3,059
EMEA	6,260	(141)
Asia/Pacific	(4,725)	(3,823)

	$7,498	$(905)

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as global product delivery and development, global customer operations, global product management and corporate overhead costs. Shared function costs are allocated to the reportable segments as a percentage of revenue or as a percentage of headcount.
Operating income in the Americas and EMEA reportable segments increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to increased revenues. Operating income in the Asia/Pacific reportable segment declined for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to increased allocated costs as a result of the headcount growth relative to the other reportable segments.
Liquidity and Capital Resources
As of March 31, 2011, we had $168.9 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.
As of March 31, 2011, $89.2 million of the $168.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of March 31, 2011, we had up to $75.0 million of unused borrowings under our revolving credit facility. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. We believe that the amount currently available along with our current cash balance provides sufficient liquidity for at least the next twelve month period. The current credit facility will mature on September 29, 2011, at which time any principal amounts outstanding are due. We are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on the new facility prior to the maturation of the current facility. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a current liability in our consolidated balance sheet. At March 31, 2011 and December 31, 2010, (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2011 was 1.01%.

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
In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available at March 31, 2011. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not purchase any shares under the repurchase plan during the three months ended March 31, 2011.
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

	Three Months Ended
	March 31,
	2011	2010
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$17,943	$13,578
Investing activities	(24,017)	(5,649)
Financing activities	2,107	(1,892)
Net cash flows provided by operating activities for the three months ended March 31, 2011 amounted to $17.9 million as compared to $13.6 million during the same period in 2010. The comparative period increase in net cash flows from operating activities of $4.4 million was principally the result of an increase in net income of $3.7 million and a decrease in cash paid for taxes and cash paid to vendors of $5.6 million and $1.8 million, respectively. These increases were partially offset by a decrease in cash receipts from customers of $9.6 million during the three months ended March 31, 2011 compared to same period in 2010.

Net cash flows used by investing activities totaled $24.0 million in the three months ended March 31, 2011 as compared to $5.6 million used by investing activities during the same period in 2010. This increase was largely driven by the $16.7 million of cash paid, net of $2.4 million in cash acquired, to acquire ISD during the three months ended March 31, 2011. In addition, during the three months ended March 31, 2011, we used cash of $7.0 million to purchase software, property and equipment and $0.3 million for costs related to fulfillment of the technical enablement milestones under the Alliance. During the three months ended March 31, 2010, we used cash of $3.9 million to purchase software, property and equipment and $1.7 million for costs related to fulfillment of the technical enablement milestones under the Alliance.
Net cash flows provided by financing activities totaled $2.1 million in the three months ended March 31, 2011 as compared to net cash flows used by financing activities of $1.9 million during the same period in 2010. We made payments to third-party financial institutions, primarily related to debt and capital leases, totaling $0.5 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, we received proceeds of $2.7 million and $1.4 million, respectively, including corresponding excess tax benefits, from the exercises of stock options and $0.3 million for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended. During the three months ended March 31, 2010, we used $3.0 million to repurchase shares of our common stock under our stock repurchase plan.
We also realized a $1.5 million increase in cash during the three months ended March 31, 2011 related to foreign exchange rate variances compared to a $1.4 million decrease during the same period in 2010.
We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements to meet our working capital needs for at least the next twelve months.
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2010.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition
•	Allowance for Doubtful Accounts
•	Intangible Assets and Goodwill
•	Stock-Based Compensation
•	Accounting for Income Taxes
During the three months ended March 31, 2011, there were no significant changes to our critical accounting policies and estimates other than as discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed on February 18, 2011, for a more complete discussion of our critical accounting policies and estimates.
Revenue Recognition for Arrangements with Multiple Deliverables
Effective January 1, 2011 we adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2011, nor do we expect it to have a material impact on our future financial statements.

A multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered item(s) has value to the customer on a stand-alone basis; if the arrangement includes a general right of return relative to the delivered item(s); and if delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.
We enter into hosting-related arrangements that may consist of multiple service deliverables including initial implementation and setup services; on-going support services; and other services. Our hosted products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting-related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the hosting service as the delivered services do not have value to the client on a stand-alone basis. The on-going support and other services are considered as separate units of accounting. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods. As the support and other services periods are the same as the hosting service period, the recognition pattern is similar to what was experienced prior to adopting the amended accounting guidance for multiple-deliverable revenue arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the three months ended March 31, 2011. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.
The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2011, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.
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
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2011:

					Approximate
				Total Number of	Dollar Value of
				Shares	Shares that May
				Purchased as	Yet Be
	Total Number of			Part of Publicly	Purchased
	Shares		Average Price	Announced	Under the
Period	Purchased		Paid per Share	Program	Program
January 1 through January 31, 2011	—		$—	—	$22,920,000
February 1 through February 28, 2011	11,303	(1)	27.69	—	$22,920,000
March 1 through March 31, 2011	1,058	(1)	30.59	—	$22,920,000

Total	12,361		$27.94	—

(1)
Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2011, 40,834 shares of the RSAs vested. We withheld 12,361 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not repurchase any shares under this program during the three months ended March 31, 2011.

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

ACI WORLDWIDE, INC.
(Registrant)

Date: April 29, 2011	By:	/s/ Scott W. Behrens Scott W. Behrens
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