Form 10-Q
period 2011-06-30
ACI WORLDWIDE, INC.
filed 2011-08-01
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 26, 2011, there were 33,468,634 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	September 30,
	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$170,807	$171,310
Billed receivables, net of allowances of $4,823 and $5,738, respectively	71,256	77,773
Accrued receivables	9,824	9,578
Deferred income taxes, net	11,292	12,317
Prepaid expenses	14,531	13,369
Other current assets	10,470	10,462

Total current assets	288,180	294,809

Property and equipment, net	22,292	18,539
Software, net	25,357	25,366
Goodwill	219,315	203,935
Other intangible assets, net	21,762	20,448
Deferred income taxes, net	28,776	28,143
Other noncurrent assets	7,965	10,289

TOTAL ASSETS	$613,647	$601,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,703	$15,263
Accrued employee compensation	23,127	26,174
Deferred revenue	131,735	121,936
Income taxes payable	1,784	6,181
Alliance agreement liability	1,600	1,917
Note payable under credit facility	75,000	75,000
Accrued and other current liabilities	19,722	24,293

Total current liabilities	265,671	270,764

Deferred revenue	30,035	31,045
Alliance agreement noncurrent liability	20,667	20,667
Other noncurrent liabilities	17,734	23,430

Total liabilities	334,107	345,906

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at June 30, 2011 and December 31, 2010	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,352,722 and 7,548,752 shares outstanding at June 30, 2011 and December 31, 2010, respectively	(167,286)	(171,676)
Additional paid-in capital	316,695	312,947
Retained earnings	116,711	105,289
Accumulated other comprehensive loss	(10,787)	(15,144)

Total stockholders’ equity	279,540	255,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,647	$601,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Software license fees	$46,085	$31,399	$89,809	$60,716
Maintenance fees	37,195	34,207	72,265	67,629
Services	18,673	17,187	34,044	31,805
Software hosting fees	11,413	9,630	21,791	20,016

Total revenues	113,366	92,423	217,909	180,166

Expenses:
Cost of software license fees (1)	4,136	3,107	7,578	6,181
Cost of maintenance, services, and hosting fees (1)	31,818	29,303	61,425	57,195
Research and development	23,784	18,798	46,914	37,194
Selling and marketing	21,791	15,989	41,085	32,834
General and administrative	15,804	15,735	32,166	33,197
Depreciation and amortization	5,611	5,125	10,821	10,104

Total expenses	102,944	88,057	199,989	176,705

Operating income	10,422	4,366	17,920	3,461

Other income (expense):
Interest income	196	126	434	250
Interest expense	(374)	(541)	(1,017)	(1,064)
Other, net	260	(1,682)	(42)	(1,896)

Total other income (expense)	82	(2,097)	(625)	(2,710)

Income before income taxes	10,504	2,269	17,295	751
Income tax expense	704	2,419	5,873	2,990

Net income (loss)	$9,800	$(150)	$11,422	$(2,239)

Income (loss) per share information
Weighted average shares outstanding
Basic	33,446	33,500	33,383	33,612
Diluted	34,254	33,500	34,120	33,612

Income (loss) per share
Basic	$0.29	$(0.00)	$0.34	$(0.07)
Diluted	$0.29	$(0.00)	$0.33	$(0.07)

(1)

The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

(unaudited and in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2010	$204	$24,003	$(171,676)	$312,947	$105,289	$(15,144)	$255,623
Comprehensive income information:
Net income	—	—	—	—	11,422	—	11,422
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	4,357	4,357

Comprehensive income							15,779
Stock-based compensation	—	—	—	4,533	—	—	4,533
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	4,756	(785)	—	—	3,971
Repurchase of restricted stock for tax withholdings	—	—	(366)	—	—	—	(366)

Balance as of June 30, 2011	$204	$24,003	$(167,286)	$316,695	$116,711	$(10,787)	$279,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	September 30,	September 30,
	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,422	$(2,239)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	3,528	3,330
Amortization	10,593	9,796
Tax expense of intellectual property shift	917	1,100
Deferred income taxes	5,386	4,895
Stock-based compensation expense	4,533	3,598
Excess tax benefit of stock options exercised	(1,066)	211
Other	210	337
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	6,456	16,112
Other current and noncurrent assets	277	(4,415)
Accounts payable	(3,779)	(4,428)
Accrued employee compensation	(4,189)	(4,398)
Accrued liabilities	(5,085)	(5,782)
Current income taxes	(3,404)	(14,887)
Deferred revenue	4,569	15,563
Other current and noncurrent liabilities	(4,884)	(1,695)

Net cash flows from operating activities	25,484	17,098

Cash flows from investing activities:
Purchases of property and equipment	(7,870)	(2,406)
Purchases of software and distribution rights	(5,288)	(3,926)
Alliance technical enablement expenditures	(256)	(3,055)
Acquisition of businesses, net of cash acquired	(16,850)	—

Net cash flows from investing activities	(30,264)	(9,387)

Cash flows from financing activities:
Proceeds from issuance of common stock	628	537
Proceeds from exercises of stock options	2,375	2,092
Excess tax benefit of stock options exercised	1,066	110
Repurchases of common stock	—	(15,665)
Repurchase of restricted stock for tax withholdings	(366)	(255)
Payments on debt and capital leases	(867)	(716)

Net cash flows from financing activities	2,836	(13,897)

Effect of exchange rate fluctuations on cash	1,441	(1,974)

Net decrease in cash and cash equivalents	(503)	(8,160)
Cash and cash equivalents, beginning of period	171,310	125,917

Cash and cash equivalents, end of period	$170,807	$117,757

Supplemental cash flow information
Income taxes paid, net	$11,862	$17,637
Interest paid	$855	$891

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 18, 2011. Results for the three and six months ended June 30, 2011, are not necessarily indicative of results that may be attained in the future.

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

Comprehensive Income (loss)

The Company’s comprehensive income for the three months ended June 30, 2011 was $10.7 million compared to a $3.1 million loss for the same period in 2010. The Company’s comprehensive income for the six months ended June 30, 2011 was $15.8 million compared to a $8.9 million loss for the same period in 2010. The two components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments. The Company realized a foreign currency translation gain for the three months ended June 30, 2011 of $0.9 million and compared to a foreign currency loss of $3.0 million during the same period in 2010. The foreign currency translation gain for the six months ended June 30, 2011 was $4.4 million compared to a foreign currency translation loss of $6.7 million during the same period in 2010. Accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheet represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

Note Payable Under Credit Facility

On September 29, 2006, the Company entered into a five year revolving credit facility with a syndicate of financial institutions, as lenders, providing for revolving loans and letters of credit in an aggregate principal amount not to exceed $150 million. The facility has a maturity date of September 29, 2011, at which time any principal amounts outstanding are due. Obligations under the facility are unsecured and uncollateralized, but are jointly and severally guaranteed by certain domestic subsidiaries of the Company. As of June 30, 2011, the revolving credit facility is classified as current due to the maturity date being within 12 months. The Company is currently in discussions with various lenders, including its current lenders, for a new credit facility and anticipates closing on the new facility prior to the maturation of the current facility.

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

Revenue Recognition for Arrangements with Multiple Deliverables.

Effective January 1, 2011, the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2011, nor does the Company expect it to have a material impact on its future financial statements.

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

The Company enters into hosting-related arrangements that may consist of multiple service deliverables including initial implementation and setup services; on-going support services; and other services. The Company’s hosted products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting-related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the hosting service as the delivered services do not have value to the customer on a stand-alone basis. The on-going support and other services are considered as separate units of accounting. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods. As the support and other services periods are the same as the hosting service period, the recognition pattern is similar to what was experienced prior to adopting the amended accounting guidance for multiple-deliverable revenue arrangements.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Software license fees	$18,922	$6,617	$41,840	$11,782
Maintenance fees	3,547	2,015	8,812	3,158
Services	336	1,428	459	2,808

Total	$22,805	$10,060	$51,111	$17,748

2. Acquisitions

ISD Holdings, Inc.

On March 18, 2011, the Company closed the acquisition of ISD Holdings, Inc. and its 100% owned subsidiary ISD Corporation (collectively “ISD”). ISD’s suite of products enables retailers to consolidate, manage, secure and route all electronic transactions from their point-of-sale systems to third-party processors for authorization and settlement.

The aggregate purchase price of ISD was $19.2 million, after working capital adjustments in accordance with the terms of the purchase agreement, which included cash acquired of $2.4 million. The allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the six months ended June 30, 2011 (in thousands, except weighted-average useful lives):

	Amount	Weighted- Average Useful Lives
Cash	$2,375
Accounts Receivable	2,030
Other current assets	958

Total current assets acquired	5,363

Noncurrent assets:
Property and equipment	519
Goodwill	11,380
Intellectual property rights	2,338	5 years
Customer relationships	4,059	9 years
Trade name	247	5 years

Total assets acquired	23,906

Current liabilities acquired	(4,681)

Net assets acquired	$19,225

Factors contributing to the purchase price which resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company. Pro forma results are not presented because they are not material.

3. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2011 and 2010 totaled 20,730 and 30,699, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2010	3,510,538	$21.55
Granted	70,000	29.00
Exercised	(196,042)	12.11
Forfeited	(13,737)	21.15

Outstanding as of June 30, 2011	3,370,759	$22.25	5.36	$39,287,115

Exercisable as of June 30, 2011	2,247,684	$22.14	4.71	$26,595,661

As of June 30, 2011, the Company expects that 94.9% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $13.69 and $9.39. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2011 and 2010. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $3.7 million and $0.9 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010
Expected life (years)	5.50	5.50	5.50	5.63
Interest rate	1.6%	1.6%	2.0%	2.3%
Volatility	50.8%	50.8%	51.8%	51.7%
Dividend yield	—	—	—	—

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

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of June 30, 2011 and changes during the period are as follows:

	September 30,	September 30,
Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2010	499,035	$20.57
Forfeited	(15,520)	19.77

Nonvested as of June 30, 2011	483,515	$20.60

A summary of nonvested restricted share awards (“RSAs”) as of June 30, 2011 and changes during the period are as follows:

	September 30,	September 30,
Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value

Nonvested as of December 31, 2010	192,298	$18.42
Awarded	1,300	29.00
Vested	(43,001)	16.61
Forfeited	(9,000)	17.36

Nonvested as of June 30, 2011	141,597	$19.14

During the six months ended June 30, 2011, 43,001 of the RSAs vested. The Company withheld 13,042 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2011, there were unrecognized compensation costs of $5.6 million related to nonvested stock options, $1.7 million related to the nonvested RSAs, and $6.0 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.8 years, 1.4 years and 2.1 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended June 30, 2011 and 2010 related to stock options, LTIP performance shares, RSAs, and the ESPP of $2.1 million and $1.8 million, respectively, with corresponding tax benefits of $0.8 million and $0.7 million, respectively. The Company recorded stock-based compensation expenses for the six months ended June 30, 2011 and 2010 related to stock options, LTIP performance shares, RSAs, and the ESPP of $4.5 million and $3.6 million, respectively, with corresponding tax benefits of $1.7 million and $1.3 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. No stock-based compensation costs were capitalized during the six months ended June 30, 2011 and 2010. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the six months ended June 30, 2011 and 2010 was $2.4 million and $2.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

4. Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2011, were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2010	$187,362	$44,250	$19,755	$251,367
Total impairment prior to December 31, 2010	(47,432)	—	—	(47,432)

Balance as of December 31, 2010	139,930	44,250	19,755	203,935
Addition – acquisition of ISD (1)	11,380	—	—	11,380
Foreign currency translation adjustments	109	3,120	771	4,000

Balance as of June 30, 2011	$151,419	$47,370	$20,526	$219,315

(1)	Addition relates to the goodwill acquired in the acquisition of ISD as discussed in Note 2.

5. Software and Other Intangible Assets

At June 30, 2011, software net book value totaling $25.4 million, net of $48.6 million of accumulated amortization, includes the net book value of software marketed for external sale of $12.6 million. The remaining software net book value of $12.8 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended June 30, 2011 and 2010 totaled $1.7 million and $1.5 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2011 and 2010 totaled $3.3 million and $3.0 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $2.0 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use was $3.9 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$41,142	$(21,559)	$19,583	$36,393	$(18,855)	$17,538
Purchased contracts	10,812	(9,484)	1,328	10,753	(8,504)	2,249
Trademarks and tradenames	1,376	(538)	838	1,062	(422)	640
Covenant not to compete	84	(71)	13	83	(62)	21

	$53,414	$(31,652)	$21,762	$48,291	$(27,843)	$20,448

Other intangible assets amortization expense for the three months ended June 30, 2011 and 2010 totaled $1.7 million and $1.5 million, respectively. Other intangible assets amortization expense for the six months ended June 30, 2011 and 2010 totaled $3.3 million and $3.1 million, respectively.

Based on capitalized software and other intangible assets at June 30, 2011, estimated amortization expense for future fiscal years is as follows (in thousands):

	September 30,	September 30,
Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2011	$6,952	$3,105
2012	10,697	5,490
2013	4,508	5,235
2014	2,622	3,399
2015	578	1,480
Thereafter	—	3,053

Total	$25,357	$21,762

6. Derivative Instruments and Hedging Activities

The Company had two interest rate swaps that terminated on October 4, 2010. Neither swap qualified for hedge accounting. Accordingly, the gain (loss) resulting from the change in the fair value of the interest rate swaps of less than $0.1 million for the three months ended June 30, 2010 and $(0.1) million for the six months ended June 30, 2010, was reflected as income (expense) in other income (expense), net in the accompanying condensed consolidated statements of operations.

As both interest rate swaps terminated on October 4, 2010, there was no liability reported in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

7. Stock Repurchase Plan

The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased 8,082,180 shares for approximately $187.1 million. The Company did not repurchase shares under this program during the six months ended June 30, 2011. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of June 30, 2011.

8. Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with U.S. GAAP. Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average share outstanding:
Basic weighted average shares outstanding	33,446	33,500	33,383	33,612
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	808	—	737	—

Diluted weighted average shares outstanding	34,254	33,500	34,120	33,612

For the three and six months ended June 30, 2011, 3.2 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted earnings per share computation as their effect would be anti-dilutive. For the three and six months ended June 30, 2010, 6.7 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted earnings per share computation as their effect would be anti-dilutive.

9. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign currency transaction gain (losses)	$286	$(1,678)	$47	$(1,622)
Gain (loss) on interest rate swap	—	21	—	(137)
Other	(26)	(25)	(89)	(137)

Total	$260	$(1,682)	$(42)	$(1,896)

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

The Company allocated segment support expenses such as global product delivery and development, global customer operations and global product management based upon percentage of revenue per segment. Corporate overhead costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Americas	$57,974	$50,185	$110,304	$96,501
EMEA	41,880	30,466	84,021	62,379
Asia/Pacific	13,512	11,772	23,584	21,286

	$113,366	$92,423	$217,909	$180,166

Operating income (loss):
Americas	$9,678	$6,829	$15,641	$9,888
EMEA	4,136	358	10,396	217
Asia/Pacific	(3,392)	(2,821)	(8,117)	(6,644)

	$10,422	$4,366	$17,920	$3,461

	September 30,	September 30,
	June 30,	December 31,
	2011	2010
Total assets:
Americas - United States	$349,556	$335,457
Americas - Other	23,732	21,254
EMEA	177,824	186,209
Asia/Pacific	62,535	58,609

	$613,647	$601,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2011 and 2010. Aggregate revenues attributable to customers in the United Kingdom accounted for 11.2% and 13.0%, respectively, of the Company’s consolidated revenues during the three months and six months ended June 30, 2011. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2010.

11. Income Taxes

The effective tax rate for the three months ended June 30, 2011 was 6.7%. The effective tax rate for the six months ended June 30, 2011 was 34.0%. The effective tax rate in both periods of 2011 was positively impacted by the favorable adjustment of $3.9 million to the Company’s uncertain tax positions during the three months ended June 30, 2011, partially offset by a reversal of related deferred tax assets of $1.7 million. The accrual for uncertain tax positions and related deferred tax assets are no longer required as the statute of limitations expired for the tax returns to which they are associated during the three months ended June 30, 2011. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2011 were $10.2 million and $10.4 million, respectively. The effective tax rate for both periods of 2011 was positively impacted by tax rates in foreign jurisdictions that are less than the Company’s domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The effective tax rate for the three months ended June 30, 2010 was 106.6%. The effective tax rate for the six months ended June 30, 2010 was 398.1%. The effective tax rate in both periods in 2010 were negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax foreign jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

The amount of unrecognized tax benefits for uncertain tax positions was $4.6 million as of June 30, 2011 and $8.4 million as of December 31, 2010, excluding related liabilities for interest and penalties of $2.3 million as of June 30, 2011 and $2.2 million as of December 31, 2010.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $2.3 million, due to the settlement of various audits and the expiration of statutes of limitation.

12. Commitments and Contingencies

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

13. International Business Machines Corporation Alliance

No costs related to fulfillment of the technical enablement milestones under the International Business Machines Corporation (“IBM”) Master Alliance Agreement, as amended (the “Alliance”), were charged against the Alliance agreement liability during the three months ended June 30, 2011. During the three months ended June 30, 2010, the Company incurred $2.5 million of costs related to fulfillment of the technical enablement milestones under the Alliance. During the six months ended June 30, 2011 and 2010, the Company incurred $0.3 and $5.4 million of costs, respectively, related to the fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under U.S. GAAP, in the accompanying condensed consolidated balance sheets and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, $20.7 million was refundable unless certain future milestones are achieved.

Changes in the Alliance agreement liability during the six months ended June 30, 2011 were as follows (in thousands):

September 30,
Alliance Agreement Liability
Balance as of December 31, 2010	$22,584
Costs related to fulfillment of technical enablement milestones	(317)

Balance as of June 30, 2011	$22,267

Of the $22.3 million Alliance agreement liability, $1.6 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of June 30, 2011.

Of the $22.6 million Alliance agreement liability, $1.9 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of December 31, 2010.

14. Subsequent Event

On July 26, 2011, the Company announced that it has provided a proposal to the Board of Directors of S1 Corporation to acquire all of their issued and outstanding stock in a stock and cash transaction. The Company has secured a financing commitment from Wells Fargo Bank, N.A. on a new senior secured revolving credit facility and a senior secured term loan subject to reaching an agreement with S1 Corporation, which would be available to fund a substantial part of the cash portion of the transaction.

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

Forward-looking statements in this report include, but are not limited to, statements regarding future operations, business strategy, business environment, key trends and, in each case, statements related to expected financial and other benefits. Many of these factors will be important in determining our actual future results. Any or all of the forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected. In addition, we disclaim any obligation to update any forward-looking statements after the date of this report, except as required by law.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed February 18, 2011. Results for the three and six months ended June 30, 2011, are not necessarily indicative of results that may be attained in the future.

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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Our global infrastructure is a critical component of driving our growth. Changes in the past few years have streamlined our supply chain and provided low-cost centers of expertise to support a growing international customer base. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow low-cost centers of expertise in Timisoara, Romania and Bangalore, India.

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

•

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Our customers have been making use of existing products to deploy both mobile banking and mobile payment solutions for their customers in many countries. As the market continues to develop, we expect to extend our product sets as appropriate to support mobile functionality.

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

The aggregate purchase price of ISD was $19.2 million, after working capital adjustments in accordance with the terms of the purchase agreement, including $2.4 million in cash acquired. The preliminary allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.

Subsequent Event

On July 26, 2011, we announced that we have provided a proposal to the Board of Directors of S1 Corporation to acquire all of their issued and outstanding stock in a stock and cash transaction. We have secured a financing commitment from Wells Fargo Bank, N.A. on a new senior secured revolving credit facility and a senior secured term loan subject to reaching an agreement with S1 Corporation, which would be available to fund a substantial part of the cash portion of the transaction.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,
	June 30, 2011	March 31, 2011	December 31, 2010

Americas	$907	$895	$871
EMEA	539	526	506
Asia/Pacific	194	192	189

Total	$1,640	$1,613	$1,566

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,
	June 30, 2011	March 31, 2011	December 31, 2010
Committed	$931	$890	$857
Renewal	709	723	709

Total	$1,640	$1,613	$1,566

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). For all periods reported, approximately 87% of our 12-month backlog estimate is Committed Backlog and approximately 13% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,
	June 30, 2011
	Monthly Recurring	Non- Recurring	Total
Americas	$162	$49	$211
EMEA	100	35	135
Asia/Pacific	40	14	54

Total	$302	$98	$400

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	March 31, 2011			December 31, 2010
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$166	$39	$205	$164	$43	$207
EMEA	101	34	135	103	27	130
Asia/Pacific	37	14	51	34	10	44

Total	$304	$87	$391	$301	$80	$381

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$12,704	11.2%	$11,113	12.0%	$25,269	11.6%	$20,856	11.6%
Monthly license fees (MLFs)	33,381	29.4%	20,286	21.9%	64,540	29.6%	39,860	22.1%

Software license fees	46,085	40.7%	31,399	34.0%	89,809	41.2%	60,716	33.7%
Maintenance fees	37,195	32.8%	34,207	37.0%	72,265	33.2%	67,629	37.5%
Services	18,673	16.5%	17,187	18.6%	34,044	15.6%	31,805	17.7%
Software hosting fees	11,413	10.1%	9,630	10.4%	21,791	10.0%	20,016	11.1%

Total revenues	113,366	100.0%	92,423	100.0%	217,909	100.0%	180,166	100.0%

Expenses:
Cost of software licenses fees	4,136	3.6%	3,107	3.4%	7,578	3.5%	6,181	3.4%
Cost of maintenance, services, and hosting fees	31,818	28.1%	29,303	31.7%	61,425	28.2%	57,195	31.7%
Research and development	23,784	21.0%	18,798	20.3%	46,914	21.5%	37,194	20.6%
Selling and marketing	21,791	19.2%	15,989	17.3%	41,085	18.9%	32,834	18.2%
General and administrative	15,804	13.9%	15,735	17.0%	32,166	14.8%	33,197	18.4%
Depreciation and amortization	5,611	4.9%	5,125	5.5%	10,821	5.0%	10,104	5.6%

Total expenses	102,944	90.8%	88,057	95.3%	199,989	91.8%	176,705	98.1%

Operating income	10,422	9.2%	4,366	4.7%	17,920	8.2%	3,461	1.9%
Other income (expense):
Interest income	196	0.2%	126	0.1%	434	0.2%	250	0.1%
Interest expense	(374)	-0.3%	(541)	-0.6%	(1,017)	-0.5%	(1,064)	-0.6%
Other, net	260	0.2%	(1,682)	-1.8%	(42)	0.0%	(1,896)	-1.1%

Total other income (expense)	82	0.1%	(2,097)	-2.3%	(625)	-0.3%	(2,710)	-1.5%

Income before income taxes	10,504	9.3%	2,269	2.5%	17,295	7.9%	751	0.4%
Income tax expense	704	0.6%	2,419	2.6%	5,873	2.7%	2,990	1.7%

Net income (loss)	$9,800	8.6%	$(150)	-0.2%	$11,422	5.2%	$(2,239)	-1.2%

Three-Month Period Ended June 30, 2011 Compared to Three-Month Period June 30, 2010

Revenues

Total revenues for the three months ended June 30, 2011 increased $20.9 million, or 22.7%, as compared to the same period in 2010. Total revenues increased as a result of a $14.7 million, or 46.8%, increase in software license fee revenues, a $3.0 million, or 8.7%, increase in maintenance fee revenue, a $1.5 million, or 8.6%, increase in services revenues, and a $1.8 million, or 18.5%, increase in software hosting fees revenue.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $7.8 million, $11.4 million and $1.7 million, respectively.

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

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the compounding effect of this, our MLF revenues have increased significantly during the three months ended June 30, 2011 as compared to the same period in 2010. This shift of software license fees from ILF revenues to MLF revenues is expected to continue in future periods.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended June 30, 2011 compared to the same period in 2010, increased by $1.6 million, or 14.3%, primarily due to an increase in sales. ILF revenue in the EMEA and Asia/Pacific reportable operating segments increased by $2.7 million and $1.4 million, respectively, offset by a decline of $2.5 million in the Americas reportable operating segment. Included in the above is a decline in capacity related revenues of $0.8 million primarily in the EMEA reportable operating segment within the three months ended June 30, 2011 as compared to the same period in 2010.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues increased $13.1 million, or 64.6%, during the three months ended June 30, 2011, as compared to the same period in 2010 with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $4.6 million, $8.1 million and $0.4 million, respectively. The increase in MLF revenues is primarily due to the cumulative effect of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $3.0 million, or 8.7%, during the three months ended June 30, 2011, as compared to the same period in 2010. Maintenance fee revenue increased in the Americas and EMEA reportable segments by $2.7 million and $0.9 million, respectively, while the Asia/Pacific reportable segment declined by $0.6 million. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.

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

Services revenue increased $1.5 million, or 8.6%, for the three months ended June 30, 2011, as compared to the same period in 2010 primarily as a result of an increase in implementation and professional services revenue in the Americas and Asia/Pacific reportable operating segments of $1.5 million and $0.5 million, respectively, partially offset by a decline in the EMEA reportable operating segment of $0.5 million.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $1.8 million, or 18.5%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Software hosting fee revenue increased in the Americas and EMEA reportable segments by

$1.5 million and $0.3 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the three months ended June 30, 2011 increased $14.9 million, or 16.9%, as compared to the same period of 2010. Total expenses increased primarily as a result of a $5.8 million, or 36.3%, increase in selling and marketing expenses, a $5.0 million, or 26.5%, increase in research and development expenses, a $2.5 million, or 8.6%, increase in the cost of maintenance, services, and hosting fees, a $1.0 million, or 33.1%, increase in the cost of software license fees, a $0.5 million or 9.5%, increase in depreciation and amortization, and a $0.1 million, or 0.4%, increase in general and administrative expenses.

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

Cost of software licenses fees increased $1.0 million, or 33.1%, in the three months ended June 30, 2011 compared to the same period in 2010. Third-party software royalty expense increased $0.8 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Additionally, amortization for purchased or developed technology for resale increased $0.2 million.

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

Cost of maintenance, services, and hosting fees for the three months ended June 30, 2011 increased $2.5 million, or 8.6%, compared to the same period in 2010 primarily due to $2.9 million increase in personnel and related costs, and a $0.2 million decrease in net deferred expenses associated with project implementations, which were partially offset by a $0.6 million decrease in third-party maintenance and services related fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

R&D expense for the three months ended June 30, 2011 increased $5.0 million, or 26.5%, compared to the same period in 2010 primarily due to a $2.8 million increase in personnel and related costs and a $2.2 million decrease in net deferred expenses associated with various product development efforts.

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

Selling and marketing expense for the three months ended June 30, 2011 increased $5.8 million, or 36.3%, compared to the same period in 2010 due to $5.4 million increase in personnel and related expenses and $0.4 million in additional advertising and professional expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the three months ended June 30, 2011 increased $0.1 million, or 0.4%, compared to the same period in 2010 due to $1.3 million of additional professional fees, partially offset by a $1.2 million decrease in personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense for the three months ended June 30, 2011 increased $0.5 million, or 9.5%, compared to the same period in 2010 as a result of higher capital expenditures.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended June 30, 2011 by $0.3 million in net foreign currency gains, as compared with $1.7 million in net losses during the same period in 2010. Interest income was flat for the three months ended June 30, 2011 as compared to the corresponding period of 2010, while interest expense decreased $0.2 million due to lower interest rates.

Income Taxes

The effective tax rate for the three months ended June 30, 2011 was 6.7%. The effective tax rate for the three months ended June 30, 2011 was positively impacted by the favorable adjustment of $3.9 million to our uncertain tax positions during the three months ended June 30, 2011, partially offset by a reversal of related deferred tax assets of $1.7 million. The accrual for uncertain tax positions and related deferred tax assets are no longer required as the statute of limitations expired for the tax returns to which they are associated during the three months ended June 30, 2011. The earnings of our foreign entities for the three months ended June 30, 2011 were $10.2 million. Our effective tax rate was positively impacted by tax rates in foreign jurisdictions that are less than our domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The effective tax rate for the three months ended June 30, 2010 was 106.6%. The effective tax rate for the three months ended June 30, 2010 was negatively impacted by our inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Six-Month Period Ended June 30, 2011 Compared to Six-Month Period June 30, 2010

Revenues

Total revenues for the six months ended June 30, 2011 increased $37.7 million, or 20.9%, as compared to the same period in 2010. Total revenues increased as a result of a $29.1 million, or 47.9%, increase in software license fee revenues, a $4.6 million, or 6.9%, increase in maintenance fee revenue, a $2.2 million, or 7.0%, increase in services revenues, and a $1.8 million, or 8.9%, increase in software hosting fee revenue.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $13.8 million, $21.6 million and $2.3 million, respectively.

Software License Fees Revenue

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the compounding effect of this, our MLF revenues have increased significantly during the six months ended June 30, 2011 as compared to the same period in 2010. This shift of software license fees from ILF revenues to MLF revenues is expected to continue in future periods.

Initial License Fees (ILF) Revenue

ILF revenues during the six months ended June 30, 2011 compared to the same period in 2010, increased by $4.4 million, or 21.2%, primarily due to an increase in sales. ILF revenue in the EMEA and Asia/Pacific reportable operating segments increased by $4.2 million and $1.4 million, respectively, offset by a decline of $1.2 million in the Americas reportable operating segment. Included in the above is a decline in capacity related revenues of $0.4 million within the six months ended June 30, 2011 as compared to the same period in 2010.

Monthly License Fees (MLF) Revenue

MLF revenues increased $24.7 million, or 61.9%, during the six months ended June 30, 2011, as compared to the same period in 2010 with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $7.8 million, $16.4 million and $0.5 million, respectively. The increase in MLF revenues is primarily due to the cumulative effect of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $4.6 million, or 6.9%, during the six months ended June 30, 2011, as compared to the same period in 2010. Maintenance fee revenue increased in the Americas and EMEA reportable segments by $3.1 million and $2.3 million, respectively, while the Asia/Pacific reportable segment declined by $0.8 million. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.

Services Revenue

Services revenue increased $2.2 million, or 7.0%, for the six months ended June 30, 2011, as compared to the same period in 2010, primarily as a result of an increase in implementation and professional services revenue in the Americas and Asia/Pacific reportable operating segments of $2.6 million and $1.2 million, respectively, partially offset by a decline in the EMEA reportable operating segment of $1.6 million.

Software Hosting Fees Revenue

Software hosting fees revenue increased $1.8 million, or 8.9%, for the six months ended June 30, 2011, as compared to the same period in 2010. Software hosting fee revenue increased in the Americas and EMEA reportable segments by $1.5 million and $0.3 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the six months ended June 30, 2011 increased $23.3 million, or 13.2%, as compared to the same period in 2010. Total expenses increased primarily as a result of a $9.7 million, or 26.1%, increase in research and development, an $8.3 million, or 25.1%, increase in selling and marketing, a $4.2 million, or 7.4%, increase in the cost of maintenance, services and hosting fees, a $1.4 million, or 22.6%, increase in cost of software license fees, and a $0.7 million, or 7.1%, increase in depreciation and amortization, partially offset by a $1.0 million, or 3.1%, decrease in general and administrative expenses.

Cost of Software License Fees

Cost of software licenses fees increased $1.4 million, or 22.6%, for the six months ended June 30, 2011 compared to the same period in 2010. Third-party software royalty expense increased $1.1 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Additionally, purchased or developed technology for resale amortization increased $0.3 million for the six months ended June 30, 2011.

Cost of Maintenance, Services, and Hosting fees

Cost of maintenance, services, and hosting fees for the six months ended June 30, 2011 increased $4.2 million, or 7.4%, compared to the same period in 2010 primarily due to $4.2 million increase in personnel and related expenses and a $1.0 million decrease in net deferred expenses associated with project implementations, partially offset by a $1.0 million decrease in third-party maintenance and services related fees.

Research and Development

R&D expense for the six months ended June 30, 2011 increased $9.7 million, or 26.1%, as compared to the same period in 2010. This increase is due to $3.8 million in additional personnel and related costs, a $4.7 million decrease in net deferred expenses associated with various product development efforts, $0.8 million increase in third party contractors, and a $0.4 million increase in professional fees.

Selling and Marketing

Selling and marketing expense for the six months ended June 30, 2011 increased $8.3 million, or 25.1%, compared to the same period in 2010 due to a $7.5 million increase in personnel and related costs and $0.8 million in additional external professional, advertising and promotional expenses.

General and Administrative

General and administrative expense for the six months ended June 30, 2011 decreased $1.0 million, or 3.1%, compared to the same period in 2010 due to a $0.8 million reduction in bad debt allowance and a $1.8 million decrease in personnel and related costs, partially offset by $1.6 million in additional professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2011 increased $0.7 million, or 7.1%, compared to the same period in 2010 as a result of higher capital expenditures.

Other Income and Expense

Fluctuating currency rates impacted the six months ended June 30, 2011 by less than $0.1 million in net foreign currency gains, as compared with $1.6 million in net losses during the same period in 2010. The fair value of interest rate swaps resulted in a $0.1 million loss during the six months ended June 30, 2010. Interest expense was flat for the six months ended June 30, 2011 as compared to the corresponding period of 2010, while interest income was up by $0.2 million due to greater cash balances.

Income Taxes

The effective tax rate for the six months ended June 30, 2011 was 34.0%. The effective tax rate in for the six months ended June 30, 2011 was positively impacted by the favorable adjustment of $3.9 million to our uncertain tax positions during the three months ended June 30, 2011, partially offset by a reversal of related deferred tax assets of $1.7 million. The accrual for uncertain tax positions and related deferred tax assets are no longer required as the statute of limitations expired for the tax returns to which they are associated during the six months ended June 30, 2011. The earnings of our foreign entities for the six months ended June 30, 2011 were $10.4 million. Our effective tax rate is positively impacted by tax rates in foreign jurisdictions that are less than our domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The effective tax rate for the six months ended June 30, 2010 was 398.1%. The effective tax rate for the six months ended June 30, 2010 was negatively impacted by our inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Americas	$57,974	$50,185	$110,304	$96,501
EMEA	41,880	30,466	84,021	62,379
Asia/Pacific	13,512	11,772	23,584	21,286

	$113,366	$92,423	$217,909	$180,166

Operating income (loss):
Americas	$9,678	$6,829	$15,641	$9,888
EMEA	4,136	358	10,396	217
Asia/Pacific	(3,392)	(2,821)	(8,117)	(6,644)

	$10,422	$4,366	$17,920	$3,461

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as global product delivery and development, global customer operations, global product management and corporate overhead costs. Shared function costs are allocated to the reportable segments as a percentage of revenue or as a percentage of headcount.

Operating income in the Americas and EMEA reportable segments increased for the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily due to increased revenues. Operating loss in the Asia/Pacific reportable segment increased for the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily due to increased allocated costs as a result of the headcount growth relative to the other reportable segments.

Liquidity and Capital Resources

As of June 30, 2011, we had $170.8 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 30, 2011, $83.7 million of the $170.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

As of June 30, 2011, we had up to $75.0 million of unused borrowings under our revolving credit facility. The amount of unused borrowings actually available under the revolving credit facility varies in accordance with the terms of the agreement. The current credit facility will mature on September 29, 2011, at which time any principal amounts outstanding are due. We are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on the new facility prior to the maturation of the current facility. The revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a current liability in our consolidated balance sheet. At June 30, 2011 and December 31, 2010, (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at June 30, 2011 was 0.95%.

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

Our board of directors has approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of our common stock. Under the program to date, we have purchased 8,082,180 shares for approximately $187.1 million. We did not repurchase shares under this program during the six months ended June 30, 2011. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of June 30, 2011. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not purchase any shares under the repurchase plan during the six months ended June 30, 2011.

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

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$25,484	$17,098
Investing activities	(30,264)	(9,387)
Financing activities	2,836	(13,897)

Net cash flows provided by operating activities for the six months ended June 30, 2011 amounted to $25.5 million as compared to $17.1 million during the same period in 2010. The comparative period increase in net cash flows from operating activities of $8.4 million was principally the result of an increase in cash generated from higher customer cash receipts partially offset by an increase in operating expenses and cash taxes paid.

Net cash flows used by investing activities totaled $30.3 million in the six months ended June 30, 2011 as compared to $9.4 million used by investing activities during the same period in 2010. This increase was largely driven by the $16.9 million of cash paid, net of $2.4 million in cash acquired, to acquire ISD during the six months ended June 30, 2011. In addition, during the six months ended June 30, 2011, we used cash of $13.2 million to purchase software, property and equipment and $0.3 million for costs related to fulfillment of the technical enablement milestones under the Alliance. During the six months ended June 30, 2010, we used cash of $6.3 million to purchase software, property and equipment and $3.1 million for costs related to fulfillment of the technical enablement milestones under the Alliance.

Net cash flows provided by financing activities totaled $2.8 million in the six months ended June 30, 2011 as compared to net cash flows used by financing activities of $13.9 million during the same period in 2010. During the six months ended June 30, 2010, we used $15.7 million to repurchase shares of our common stock under our stock repurchase plan. We made payments to third-party institutions, primarily related to debt and capital leases, totaling $0.9 million and $0.7 million during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, we received proceeds of $3.4 million and $2.2 million, respectively, including corresponding excess tax benefits, from the exercises of stock options and $0.6 million and $0.5 million, respectively, for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended.

We also realized a $1.4 million increase in cash during the six months ended June 30, 2011 related to foreign exchange rate variances compared to a $2.0 million decrease during the same period in 2010.

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

During the six months ended June 30, 2011, there were no significant changes to our critical accounting policies and estimates other than as discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed on February 18, 2011, for a more complete discussion of our critical accounting policies and estimates.

Revenue Recognition for Arrangements with Multiple Deliverables

Effective January 1, 2011 we adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2011, nor do we expect it to have a material impact on our future financial statements.

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

We enter into hosting-related arrangements that may consist of multiple service deliverables including initial implementation and setup services; on-going support services; and other services. Our hosted products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting-related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the hosting service as the delivered services do not have value to the customer on a stand-alone basis. The on-going support and other services are considered as separate units of accounting. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods. As the support and other services periods are the same as the hosting service period, the recognition pattern is similar to what was experienced prior to adopting the amended accounting guidance for multiple-deliverable revenue arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the six months ended June 30, 2011. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2011, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

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

Item  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2011:

	September 30,		September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2011	—		$—	—	$22,920,000
May 1 through May 31, 2011	—		—	—	$22,920,000
June 1 through June 30, 2011	681	(1)	29.68	—	$22,920,000

Total	681		$29.68	—

(1)

Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended June 30, 2011, 2,167 shares of the RSAs vested. We withheld 681 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not repurchase any shares under this program during the three months ended June 30, 2011.

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

ACI WORLDWIDE, INC. (Registrant)

Date: August 1, 2011	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.01 (1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

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