Form 10-Q
period 2011-09-30
ACI WORLDWIDE, INC.
filed 2011-10-28
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes  ☐    No  ☒

As of October 25, 2011, there were 33,503,529 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$179,700	$171,310
Billed receivables, net of allowances of $4,477 and $5,738, respectively	69,046	77,773
Accrued receivables	7,129	9,578
Deferred income taxes, net	13,623	12,317
Recoverable income taxes	2,781	—
Prepaid expenses	9,486	13,369
Other current assets	9,474	10,462

Total current assets	291,239	294,809

Property and equipment, net	21,192	18,539
Software, net	24,006	25,366
Goodwill	215,864	203,935
Other intangible assets, net	19,783	20,448
Deferred income taxes, net	21,675	28,143
Other noncurrent assets	20,943	10,289

TOTAL ASSETS	$614,702	$601,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,425	$15,263
Accrued employee compensation	26,573	26,174
Deferred revenue	123,855	121,936
Income taxes payable	1,166	6,181
Alliance agreement liability	1,600	1,917
Note payable under credit facility	—	75,000
Accrued and other current liabilities	21,351	24,293

Total current liabilities	185,970	270,764

Deferred revenue	32,487	31,045
Note payable under credit facility	75,000	—
Alliance agreement noncurrent liability	20,667	20,667
Other noncurrent liabilities	12,813	23,430

Total liabilities	326,937	345,906

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at September 30, 2011 and December 31, 2010	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,317,302 and 7,548,752 shares outstanding at September 30, 2011 and December 31, 2010, respectively	(166,557)	(171,676)
Additional paid-in capital	318,766	312,947
Retained earnings	127,250	105,289
Accumulated other comprehensive loss	(15,901)	(15,144)

Total stockholders’ equity	287,765	255,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614,702	$601,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Software license fees	$39,249	$37,804	$129,058	$98,520
Maintenance fees	36,928	32,480	109,193	100,109
Services	23,770	15,439	57,814	47,244
Software hosting fees	12,202	11,294	33,993	31,310

Total revenues	112,149	97,017	330,058	277,183

Expenses:
Cost of software license fees (1)	3,763	3,088	11,341	9,269
Cost of maintenance, services, and hosting fees (1)	29,996	28,956	91,421	86,151
Research and development	22,481	18,165	69,395	55,359
Selling and marketing	19,814	17,933	60,899	50,767
General and administrative	19,068	16,341	51,234	49,538
Depreciation and amortization	5,759	5,146	16,580	15,250

Total expenses	100,881	89,629	300,870	266,334

Operating income	11,268	7,388	29,188	10,849

Other income (expense):
Interest income	205	185	639	435
Interest expense	(406)	(418)	(1,423)	(1,482)
Other, net	(46)	(1,556)	(88)	(3,452)

Total other income (expense)	(247)	(1,789)	(872)	(4,499)

Income before income taxes	11,021	5,599	28,316	6,350
Income tax expense	482	3,263	6,355	6,253

Net income	$10,539	$2,336	$21,961	$97

Income per share information
Weighted average shares outstanding
Basic	33,495	33,244	33,420	33,670
Diluted	34,305	33,480	34,182	33,907

Income per share
Basic	$0.31	$0.07	$0.66	$0.00
Diluted	$0.31	$0.07	$0.64	$0.00

(1)

The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(unaudited and in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2010	$204	$24,003	$(171,676)	$312,947	$105,289	$(15,144)	$255,623
Comprehensive income information:
Net income	—	—	—	—	21,961	—	21,961
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	151	151
Foreign currency translation adjustments	—	—	—	—	—	(908)	(908)

Comprehensive income							21,204
Stock-based compensation	—	—	—	6,691	—	—	6,691
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	5,797	(872)	—	—	4,925
Repurchase of restricted stock for tax withholdings	—	—	(678)	—	—	—	(678)

Balance as of September 30, 2011	$204	$24,003	$(166,557)	$318,766	$127,250	$(15,901)	$287,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	September 30,	September 30,
	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,961	$97
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	5,529	5,107
Amortization	15,813	14,671
Tax expense of intellectual property shift	917	1,650
Deferred income taxes	6,181	456
Stock-based compensation expense	6,691	5,455
Excess tax benefit of stock options exercised	(1,326)	275
Other	333	458
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	8,629	22,779
Other current and noncurrent assets	2,179	(5,451)
Accounts payable	(4,658)	(8,201)
Accrued employee compensation	133	1,534
Accrued liabilities	(1,524)	(5,389)
Current income taxes	(6,424)	(10,919)
Deferred revenue	4,184	28,704
Other current and noncurrent liabilities	(6,383)	(2,093)

Net cash flows from operating activities	52,235	49,133

Cash flows from investing activities:
Purchases of property and equipment	(9,310)	(4,157)
Purchases of software and distribution rights	(6,590)	(6,375)
Alliance technical enablement expenditures	(256)	(4,423)
Purchase of available-for-sale equity securities	(10,000)	—
Acquisition of businesses, net of cash acquired	(16,850)	—

Net cash flows from investing activities	(43,006)	(14,955)

Cash flows from financing activities:
Proceeds from issuance of common stock	968	866
Proceeds from exercises of stock options	2,780	2,508
Excess tax benefit of stock options exercised	1,326	159
Repurchases of common stock	—	(18,624)
Repurchase of restricted stock for tax withholdings	(678)	(517)
Repayment of revolving credit facility	(75,000)	—
Proceeds from senior secured revolving credit facility	75,000	—
Payments on debt and capital leases	(3,270)	(1,306)
Distribution to noncontrolling interest	—	(1,232)

Net cash flows from financing activities	1,126	(18,146)

Effect of exchange rate fluctuations on cash	(1,965)	1,953

Net increase in cash and cash equivalents	8,390	17,985
Cash and cash equivalents, beginning of period	171,310	125,917

Cash and cash equivalents, end of period	$179,700	$143,902

Supplemental cash flow information
Income taxes paid, net	$16,538	$20,886
Interest paid	$1,219	$1,238

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 18, 2011. Results for the three and nine months ended September 30, 2011, are not necessarily indicative of results that may be attained in the future.

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

Revenue Recognition for Arrangements with Multiple Deliverables.

Effective January 1, 2011, the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2011, nor does the Company expect it to have a material impact on its future financial statements.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Software license fees	$11,954	$14,553	$53,794	$26,335
Maintenance fees	3,047	2,349	11,859	5,507
Services	447	1,216	906	4,024

Total	$15,448	$18,118	$66,559	$35,866

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

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the nine months ended September 30, 2011 (in thousands, except weighted-average useful lives):

	September 30,	September 30,
	Amount	Weighted- Average Useful Lives
Cash	$2,375
Accounts Receivable	2,030
Other current assets	958

Total current assets acquired	5,363

Noncurrent assets:
Property and equipment	519
Goodwill	11,380
Intellectual property rights	2,338	5 years
Customer relationships	4,059	9 years
Trade name	247	5 years

Total assets acquired	23,906

Current liabilities acquired	(4,681)

Net assets acquired	$19,225

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company. Pro forma results are not presented because they are not material.

3. Debt

Credit Facility

The Company’s revolving credit facility expired and was repaid in full on September 29, 2011. On September 29, 2011, the Company entered into a five year senior secured revolving credit facility (the “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as lender, providing for revolving loans, swingline loans and letters of credit in an aggregate principal amount not to exceed $100 million. Subject to certain conditions the Company has the right to request an increase in the aggregate principal amount of the revolving credit facility or optional incremental term loans. The Facility has a maturity date of September 29, 2016, at which time any principal amounts outstanding are due. Obligations under the Facility are secured and are jointly and severally guaranteed by certain domestic and foreign subsidiaries of the Company.

The Company may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the highest of (a) the national prime interest rate as announced by Wells Fargo, (b) the sum of the Federal fund rate plus 0.5%, or (c) the LIBOR rate for an interest period of one month plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.25%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 1.50% to 2.25%. The margins are dependent upon the Company’s total leverage ratio at the end of each quarter. The initial borrowing rate on September 29, 2011 was set using the LIBOR rate option, effecting a rate of 1.74%. Interest is due and payable quarterly.

The interest rate in effect at September 30, 2011 was 1.74%. There is also an unused commitment fee to be paid quarterly of 0.25% to 0.40% based on the Company’s leverage ratio. The initial principal borrowings of $75 million were outstanding at September 30, 2011. The amount of unused borrowings actually available under the Facility varies in accordance with the terms of the agreement.

The Facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. At September 30, 2011, (and at all times during the period) the Company was in compliance with its debt covenants. The Facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as long-term in the accompanying consolidated balance sheet.

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2011 and 2010 totaled 30,021 and 45,642, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2010	3,510,538	$21.55
Granted	70,000	29.00
Exercised	(232,499)	11.95
Forfeited	(22,351)	20.19

Outstanding as of September 30, 2011	3,325,688	$22.38	5.14	$21,022,107

Exercisable as of September 30, 2011	2,267,032	$22.40	4.55	$15,405,992

As of September 30, 2011, the Company expects that 94.9% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $13.69 and $9.39, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2011 and 2010. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $4.5 million and $1.2 million, respectively.

There were no options granted during the three months ended September 30, 2011. The fair value of options granted during the nine months ended September 30, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	September 30,	September 30,
	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Expected life (years)	5.50	5.63
Interest rate	1.6%	2.3%
Volatility	50.8%	51.7%
Dividend yield	—	—

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

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2011 and changes during the period are as follows:

	September 30,	September 30,
Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2010	499,035	$20.57
Forfeited	(27,274)	18.69

Nonvested as of September 30, 2011	471,761	$20.72

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2011 and changes during the period are as follows:

	September 30,	September 30,
Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2010	192,298	$18.42
Awarded	1,300	29.00
Vested	(79,550)	18.06
Forfeited	(9,000)	17.36

Nonvested as of September 30, 2011	105,048	$18.92

During the nine months ended September 30, 2011, 79,550 of the RSAs vested. The Company withheld 23,370 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2011, there were unrecognized compensation costs of $4.5 million related to nonvested stock options, $1.3 million related to the nonvested RSAs, and $5.1 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.6 years, 1.3 years and 1.9 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended September 30, 2011 and 2010 related to stock options, LTIP performance shares, RSAs, and the ESPP of $2.2 million and $1.9 million, respectively, with corresponding tax benefits of $0.7 million and $0.7 million, respectively. The Company recorded stock-based compensation expenses for the nine months ended September 30, 2011 and 2010 related to stock options, LTIP performance shares, RSAs, and the ESPP of $6.7 million and $5.5 million, respectively, with corresponding tax benefits of $2.4 million and $2.0 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. No stock-based compensation costs were capitalized during the nine months ended September 30, 2011 and 2010. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2011 and 2010 was $2.8 million and $2.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.6 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2011, were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Americas	EMEA	Asia/ Pacific	Total
Gross Balance prior to December 31, 2010	$187,362	$44,250	$19,755	$251,367
Total impairment prior to December 31, 2010	(47,432)	—	—	(47,432)

Balance as of December 31, 2010	139,930	44,250	19,755	203,935
Addition—acquisition of ISD (1)	11,380	—	—	11,380
Foreign currency translation adjustments	(144)	938	(245)	549

Balance as of September 30, 2011	$151,166	$45,188	$19,510	$215,864

(1)	Addition relates to the goodwill acquired in the acquisition of ISD as discussed in Note 2.

6. Software and Other Intangible Assets

At September 30, 2011, software net book value totaling $24.0 million, net of $51.8 million of accumulated amortization, includes the net book value of software marketed for external sale of $11.4 million. The remaining software net book value of $12.6 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to six years. Software for resale amortization expense recorded in the three months ended September 30, 2011 and 2010 totaled $1.5 million. Software for resale amortization expense recorded in the nine months ended September 30, 2011 and 2010 totaled $4.8 million and $4.5 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $2.1 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use was $6.0 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$40,516	$(22,358)	$18,158	$36,393	$(18,855)	$17,538
Purchased contracts	10,772	(9,924)	848	10,753	(8,504)	2,249
Trademarks and tradenames	1,329	(560)	769	1,062	(422)	640
Covenant not to compete	80	(72)	8	83	(62)	21

	$52,697	$(32,914)	$19,783	$48,291	$(27,843)	$20,448

Other intangible assets amortization expense for the three months ended September 30, 2011 and 2010 totaled $1.8 million and $1.6 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2011 and 2010 totaled $5.1 million and $4.7 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2011, estimated amortization expense for future fiscal years is as follows (in thousands):

	September 30,	September 30,
Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2011	$3,522	$1,354
2012	11,452	5,402
2013	5,124	5,152
2014	2,929	3,370
2015	871	1,469
Thereafter	108	3,036

Total	$24,006	$19,783

7. Derivative Instruments and Hedging Activities

The Company had two interest rate swaps that terminated on October 4, 2010. Neither swap qualified for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps of less than $0.1 million for the three months ended September 30, 2010 and $0.2 million for the nine months ended September 30, 2010, was reflected as expense in other income (expense), net in the accompanying condensed consolidated statements of operations.

As both interest rate swaps terminated on October 4, 2010, there was no liability reported in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

8. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

— Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

— Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

— Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-Sales Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities are comprised entirely of S1 Corporation common stock. The Company utilizes quoted prices from an active exchange market to fair value its equity securities.

The equity securities are accounted for as available-for-sale securities and are included in other noncurrent assets in the accompanying condensed consolidated balance sheets.

The Company looks at its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30,	September 30,	September 30,
	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities	$10,151	$—	$—

Total assets as of September 30, 2011	$10,151	$—	$—

Equity Securities	$—	$—	$—

Total assets as of December 31, 2010	$—	$—	$—

The Company pays interest quarterly on its revolving credit facility based upon the LIBOR rate plus a margin ranging from 0.50% to 1.25%, the margin being dependent upon the Company’s total leverage ratio at the end of the quarter. At September 30, 2011, the fair value of the Company’s revolving credit facility approximates its carrying value.

9. Stock Repurchase Plan

The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased 8,082,180 shares for approximately $187.1 million. The Company did not repurchase shares under this program during the nine months ended September 30, 2011. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of September 30, 2011.

10. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average share outstanding:
Basic weighted average shares outstanding	33,495	33,244	33,420	33,670
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	810	236	762	237

Diluted weighted average shares outstanding	34,305	33,480	34,182	33,907

For the three and nine months ended September 30, 2011, 3.2 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted earnings per share computation as their effect would be anti-dilutive. For the three and nine months ended September 30, 2010, 5.5 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares were excluded from the diluted earnings per share computation as their effect would be anti-dilutive.

11. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign currency transaction losses	$(45)	$(1,456)	$2	$(3,078)
Loss on interest rate swap	—	(16)	—	(153)
Other	(1)	(84)	(90)	(221)

Total	$(46)	$(1,556)	$(88)	$(3,452)

12. Comprehensive Income (Loss)

The Company’s components of other comprehensive income (loss) were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$10,539	$2,336	$21,961	$97
Foreign currency translation adjustments	(5,265)	7,769	(908)	1,070
Net unrealized gains on available-for-sale securities	151	—	151	—

Comprehensive income	$5,425	$10,105	$21,204	$1,167

Of the $15.9 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets $16.1 million represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive income (loss) have not been tax effected. The accumulated other comprehensive loss is partially offset by the $0.2 million unrealized gain on available-for-sale securities.

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

The Company allocated segment support expenses such as global product delivery and development, global customer operations and global product management based upon percentage of revenue per segment. Corporate overhead costs are allocated as a percentage of the headcount by segment. The following is selected segment financial data for the periods indicated (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Americas	$59,845	$49,950	$170,149	$146,451
EMEA	38,608	35,067	122,629	97,446
Asia/Pacific	13,696	12,000	37,280	33,286

	$112,149	$97,017	$330,058	$277,183

Operating income (loss):
Americas	$11,764	$7,594	$27,405	$17,482
EMEA	2,816	3,928	13,212	4,145
Asia/Pacific	(3,312)	(4,134)	(11,429)	(10,778)

	$11,268	$7,388	$29,188	$10,849

	September 30,	September 30,
	September 30,	December 31,
	2011	2010
Total assets:
Americas - United States	$358,629	$335,457
Americas - Other	33,232	21,254
EMEA	164,010	186,209
Asia/Pacific	58,831	58,609

	$614,702	$601,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2011 and 2010. Aggregate revenues attributable to customers in the United Kingdom accounted for 10.1% of the Company’s consolidated revenues during the nine months ended September 30, 2011. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2010.

14. Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 4.4%. The effective tax rate for the nine months ended September 30, 2011 was 22.4%. The effective tax rate in both periods of 2011 was positively impacted by the release of a $3.1 million liability due to the expiration of a contractual obligation related to the transfer of certain intellectual property rights from US to non-US entities. The effective tax rate for the nine months ended September 30, 2011 was also positively impacted by the favorable adjustment of $3.9 million to the Company’s uncertain tax positions, partially offset by a reversal of related deferred tax assets of $1.7 million. The accrual for uncertain tax positions and related deferred tax assets are no longer required as the statute of limitations expired for the tax returns to which they are associated during the nine months ended September 30, 2011. The earnings (losses) of the Company’s foreign entities for the three and nine months ended September 30, 2011 were $(0.2) million and $10.2 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate.

The effective tax rate for the three months ended September 30, 2010 was 58.3%. The effective tax rate for the nine months ended September 30, 2010 was 98.5%. The effective tax rate in both periods in 2010 were negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax foreign jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

The amount of unrecognized tax benefits for uncertain tax positions was $3.9 million as of September 30, 2011 and $8.4 million as of December 31, 2010, excluding related liabilities for interest and penalties of $2.2 million as of September 30, 2011 and December 31, 2010.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $2.7 million, due to the settlement of various audits and the expiration of statutes of limitation.

15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material effect on the Company’s financial condition or results of operations.

16. International Business Machines Corporation Alliance

No costs related to fulfillment of the technical enablement milestones under the International Business Machines Corporation (“IBM”) Master Alliance Agreement, as amended (the “Alliance”), were charged against the Alliance agreement liability during the three months ended September 30, 2011. During the three months ended September 30, 2010, the Company incurred $2.2 million of costs related to fulfillment of the technical enablement milestones under the Alliance. During the nine months ended September 30, 2011 and 2010, the Company incurred $0.3 and $7.6 million of costs, respectively, related to the fulfillment of the technical enablement milestones. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under U.S. GAAP, in the accompanying condensed consolidated balance sheets and a reduction of operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, $20.7 million was refundable unless certain future milestones are achieved.

Changes in the Alliance agreement liability during the nine months ended September 30, 2011 were as follows (in thousands):

September 30,
Alliance Agreement Liability
Balance as of December 31, 2010	$22,584
Costs related to fulfillment of technical enablement milestones	(317)

Balance as of September 30, 2011	$22,267

Of the $22.3 million Alliance agreement liability, $1.6 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of September 30, 2011.

Of the $22.6 million Alliance agreement liability, $1.9 million is current and $20.7 million is non-current in the accompanying condensed consolidated balance sheet as of December 31, 2010.

17. Subsequent Event

S1 Corporation

On October 3, 2011, the Company and S1 Corporation (“S1”) announced that they had entered into a definitive transaction agreement. The Company will acquire S1 for approximately $364 million in cash and 5.9 million shares of the Company’s stock. Under the terms of the transaction, S1 stockholders can elect to receive $10.00 in cash or 0.3148 shares of the Company’s stock for each S1 share they own, subject to proration, such that in the aggregate 33.8% of S1 shares are exchanged for the Company’s shares and 66.2% are exchanged for cash.

Based on the closing sales price of the Company’s common stock on September 30, 2011, the blended value of the Company’s proposal is $9.55 per S1 share, assuming full proration. This price will fluctuate with changes in the trading price of the Company’s common stock until the transaction close date.

The Company intends to use $90 million of its current cash balance for the acquisition. The Company has obtained commitments from Wells Fargo Securities, LLC to arrange, and Wells Fargo to provide, subject to certain conditions, senior bank financing consisting of up to $450 million under a proposed new secured credit facility, comprising of a $200 million senior secured term loan (the “Term Facility”) and a $250 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Loan Facility”) for financing the remainder of the cash component of the consideration to be paid to S1’s stockholders in connection with the transaction agreement. Additionally, the Company will have the right, but not the obligation, to increase the amount of the Loan Facility by incurring an incremental term loan facility or increasing the Revolving Facility in an aggregate principal amount not to exceed $75 million, subject to certain conditions and under terms to be determined.

The transaction is subject to satisfaction of customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and, if applicable, the termination or expiration of any agreement with the Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice not to accept S1 shares for exchange or otherwise consummate the acquisition contemplated by the definitive transaction agreement.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission. Such factors include, but are not limited to, risks related to the global financial crisis and the continuing decline in the global economy, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets and adverse changes in the global economy, the maturation of our current credit facility, the restatement of our financial statements, consolidations and failures in the financial services industry, the accuracy of management’s backlog estimates, the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter, impairment of our goodwill or intangible assets, exposure to unknown tax liabilities, volatility in our stock price, risks from operating internationally, including fluctuations in currency exchange rates, increased competition, our offshore software development activities, customer reluctance to switch to a new vendor, the performance of our strategic product, BASE24-eps, the maturity of certain products, our strategy to migrate customers to our next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our products, demand for our products, failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms, delay or cancellation of customer projects or inaccurate project completion estimates, business interruptions or failure of our information technology and communication systems, our alliance with International Business Machines Corporation (“IBM”), our outsourcing agreement with IBM, the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses, compliance of our products with applicable legislation, governmental regulations and industry standards, our compliance with privacy regulations, the protection of our intellectual property in intellectual property litigation, future acquisitions, strategic partnerships and investments and litigation, our ability to consummate our contemplated acquisition of S1 Corporation (“S1”) within the timeframe and upon the terms contemplated by our management, the risk that expected synergies, operational efficiencies and cost savings from the S1 acquisition may not be fully realized or realized within the expected time frame, and the operational and profitability impact of divestitures that may be required to be undertaken to secure regulatory approval of the S1 acquisition. The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed February 18, 2011. Results for the three and nine months ended September 30, 2011, are not necessarily indicative of results that may be attained in the future.

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

Subsequent Event

S1 Corporation

On October 3, 2011, we announced that we had entered into a definitive transaction agreement with S1 Corporation (“S1”). We will acquire S1 for approximately $364 million in cash and 5.9 million shares of our stock. Under the terms of the transaction, S1 stockholders can elect to receive $10.00 in cash or 0.3148 shares of our stock for each S1 share they own, subject to proration, such that in the aggregate 33.8% of S1 shares are exchanged for our shares and 66.2% are exchanged for cash.

Based on the closing sales price of our common stock on September 30, 2011, the blended value of our proposal is $9.55 per S1 share, assuming full proration. This price will fluctuate with changes in the trading price of our common stock until the transaction close date.

We have obtained commitments from Wells Fargo Securities, LLC to arrange, and Wells Fargo Bank, National Association (“Wells Fargo”), to provide, subject to certain conditions, senior bank financing consisting of up to $450 million under a proposed new secured credit facility, comprising of a $200 million senior secured term loan (the “Term Facility”) and a $250 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Loan Facility”) for financing the cash component of the consideration to be paid to S1’s stockholders in connection with the transaction agreement. Additionally, we will have the right, but not the obligation, to increase the amount of the Loan Facility by incurring an incremental term loan facility or increasing the Revolving Facility in an aggregate principal amount not to exceed $75 million, subject to certain conditions and under terms to be determined.

The transaction is subject to satisfaction of customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and, if applicable, the termination or expiration of any agreement with the Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice not to accept S1 shares for exchange or otherwise consummate the acquisition contemplated by the definitive transaction agreement.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Americas	$898	$907	$895	$871
EMEA	523	539	526	506
Asia/Pacific	191	194	192	189

Total	$1,612	$1,640	$1,613	$1,566

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Committed	$922	$931	$890	$857
Renewal	690	709	723	709

Total	$1,612	$1,640	$1,613	$1,566

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). For all periods reported, approximately 88% of our 12-month backlog estimate is Committed Backlog and approximately 12% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011			June 30, 2011
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$174	$35	$209	$162	$49	$211
EMEA	99	36	135	100	35	135
Asia/Pacific	39	15	54	40	14	54

Total	$312	$86	$398	$302	$98	$400

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	March 31, 2011			December 31, 2010
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$166	$39	$205	$164	$43	$207
EMEA	101	34	135	103	27	130
Asia/Pacific	37	14	51	34	10	44

Total	$304	$87	$391	$301	$80	$381

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$15,058	13.4%	$8,638	8.9%	$40,327	12.2%	$29,494	10.6%
Monthly license fees (MLFs)	24,191	21.6%	29,166	30.1%	88,731	26.9%	69,026	24.9%

Software license fees	39,249	35.0%	37,804	39.0%	129,058	39.1%	98,520	35.5%
Maintenance fees	36,928	32.9%	32,480	33.5%	109,193	33.1%	100,109	36.1%
Services	23,770	21.2%	15,439	15.9%	57,814	17.5%	47,244	17.0%
Software hosting fees	12,202	10.9%	11,294	11.6%	33,993	10.3%	31,310	11.3%

Total revenues	112,149	100.0%	97,017	100.0%	330,058	100.0%	277,183	100.0%

Expenses:
Cost of software licenses fees	3,763	3.4%	3,088	3.2%	11,341	3.4%	9,269	3.3%
Cost of maintenance, services, and hosting fees	29,996	26.7%	28,956	29.8%	91,421	27.7%	86,151	31.1%
Research and development	22,481	20.0%	18,165	18.7%	69,395	21.0%	55,359	20.0%
Selling and marketing	19,814	17.7%	17,933	18.5%	60,899	18.5%	50,767	18.3%
General and administrative	19,068	17.0%	16,341	16.8%	51,234	15.5%	49,538	17.9%
Depreciation and amortization	5,759	5.1%	5,146	5.3%	16,580	5.0%	15,250	5.5%

Total expenses	100,881	90.0%	89,629	92.4%	300,870	91.2%	266,334	96.1%

Operating income	11,268	10.0%	7,388	7.6%	29,188	8.8%	10,849	3.9%
Other income (expense):
Interest income	205	0.2%	185	0.2%	639	0.2%	435	0.2%
Interest expense	(406)	-0.4%	(418)	-0.4%	(1,423)	-0.4%	(1,482)	-0.5%
Other, net	(46)	0.0%	(1,556)	-1.6%	(88)	0.0%	(3,452)	-1.2%

Total other income (expense)	(247)	-0.2%	(1,789)	-1.8%	(872)	-0.3%	(4,499)	-1.6%

Income before income taxes	11,021	9.8%	5,599	5.8%	28,316	8.6%	6,350	2.3%
Income tax expense	482	0.4%	3,263	3.4%	6,355	1.9%	6,253	2.3%

Net income (loss)	$10,539	9.4%	$2,336	2.4%	$21,961	6.7%	$97	0.0%

Three-Month Period Ended September 30, 2011 Compared to Three-Month Period September 30, 2010

Revenues

Total revenues for the three months ended September 30, 2011 increased $15.1 million, or 15.6%, as compared to the same period in 2010. Total revenues increased as a result of a $1.4 million, or 3.8%, increase in software license fee revenues, a $4.4 million, or 13.7%, increase in maintenance fee revenue, a $8.3 million, or 54.0%, increase in services revenues, and a $0.9 million, or 8.0%, increase in software hosting fees revenue.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $9.9 million, $3.5 million and $1.7 million, respectively.

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

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the period over which these revenues are being recognized, our MLF revenues have decreased during the three months ended September 30, 2011 as compared to the same period in 2010.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended September 30, 2011 compared to the same period in 2010, increased by $6.4 million, or 74.3%, primarily due to an increase in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue in the Americas and EMEA reportable operating segments increased by $5.2 million and $1.3 million, respectively, offset by a decline of $0.1 million in the Asia/Pacific reportable operating segment. Included in the above is an increase in capacity-related revenues of $3.5 million primarily in the Americas and EMEA reportable operating segments within the three months ended September 30, 2011 as compared to the same period in 2010.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $5.0 million, or 17.1%, during the three months ended September 30, 2011, as compared to the same period in 2010 with the Americas, EMEA and Asia/Pacific reportable operating segments decreasing by $2.1 million, $2.8 million and $0.1 million, respectively. The decrease in MLF revenues is primarily due to a reduction in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products primarily in the EMEA reportable operating segment.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $4.4 million, or 13.7%, during the three months ended September 30, 2011, as compared to the same period in 2010. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $3.2 million, $1.0 million and $0.2 million, respectively. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.

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

Services revenue increased $8.3 million, or 54.0%, for the three months ended September 30, 2011, as compared to the same period in 2010 primarily as a result of an increase in implementation and professional services revenue in the Americas, EMEA and Asia/Pacific reportable operating segments of $2.7 million, $4.0 million and $1.6 million, respectively.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $0.9 million, or 8.0%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Software hosting fee revenue increased in the Americas and EMEA reportable segments by $0.7 million and $0.2 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the three months ended September 30, 2011 increased $11.3 million, or 12.6%, as compared to the same period of 2010. Total expenses increased primarily as a result of a $4.3 million, or 23.8%, increase in research and development expenses, a $2.7 million, or 16.7% increase in general and administrative expenses, a $1.9 million, or 10.5%, increase in selling and marketing expenses, a $1.0 million, or 3.6%, increase in the cost of maintenance, services, and hosting fees, a $0.7 million, or 21.9% increase in the cost of software license fees and a $0.6 million or 11.9% increase in depreciation and amortization.

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

Cost of software licenses fees increased $0.7 million, or 21.9%, in the three months ended September 30, 2011 compared to the same period in 2010. Third-party software royalty expense increased $0.8 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization decreased $0.1 million.

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

Cost of maintenance, services, and hosting fees for the three months ended September 30, 2011 increased $1.0 million, or 3.6%, compared to the same period in 2010 primarily due to a $1.1 million decrease in net deferred expenses associated with project implementations, partially offset by a $0.1 million reduction in personnel related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

R&D expense for the three months ended September 30, 2011 increased $4.3 million, or 23.8%, compared to the same period in 2010 primarily due to an increase of $1.8 million in personnel and related costs, a $2.1 million decrease in net deferred expenses associated with various product development efforts and a $0.5 million increase in third party contractor costs, partially offset by a $0.1 million reduction in professional fees.

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

Selling and marketing expense for the three months ended September 30, 2011 increased $1.9 million, or 10.5%, compared to the same period in 2010 due to higher personnel related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the three months ended September 30, 2011 increased $2.7 million, or 16.7%, compared to the same period in 2010 due to an increase of $3.4 million in professional fees related to S1 acquisition activities, partially offset by a $0.1 million reduction in bad debt allowance and a $0.6 million reduction in other professional fees.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense for the three months ended September 30, 2011 increased $0.6 million, or 11.9%, compared to the same period in 2010 as a result of higher capital expenditures.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended September 30, 2011 by less than $0.1 million in net foreign currency losses, as compared with $1.5 million in net losses during the same period in 2010. Interest income and expense were flat for the three months ended September 30, 2011 as compared to the corresponding period of 2010.

Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 4.4%. The effective tax rate for the three months ended September 30, 2011 was positively impacted by the release of a $3.1 million liability due to the expiration of a contractual obligation related to the transfer of certain intellectual property rights from US to non-US entities. The earnings (losses) of our foreign entities for the three months ended September 30, 2011 were $(0.2) million. Due to the losses in our foreign jurisdictions, our effective tax rate was negatively impacted by tax rates in foreign jurisdictions that are less than our domestic rate. Our effective tax rate is no longer negatively impacted by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The effective tax rate for the three months ended September 30, 2010 was 58.3%. The effective tax rate for the three months ended September 30, 2010 was negatively impacted by our inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Nine-Month Period Ended September 30, 2011 Compared to Nine-Month Period September 30, 2010

Revenues

Total revenues for the nine months ended September 30, 2011 increased $52.9 million, or 19.1%, as compared to the same period in 2010. Total revenues increased as a result of a $30.5 million, or 31.0%, increase in software license fee revenues, a $9.1 million, or 9.1%, increase in maintenance fee revenue, a $10.6 million, or 22.4%, increase in services revenues, and a $2.7 million, or 8.6%, increase in software hosting fee revenue.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $23.7 million, $25.2 million and $4.0 million, respectively.

Software License Fees Revenue

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the compounding effect of this, our MLF revenues have increased significantly during the nine months ended September 30, 2011 as compared to the same period in 2010. This shift of software license fees from ILF revenues to MLF revenues is expected to continue in future periods.

Initial License Fees (ILF) Revenue

ILF revenues during the nine months ended September 30, 2011 compared to the same period in 2010, increased by $10.8 million, or 36.7%, primarily due to an increase in sales, customer go-live, and capacity events as compared to the year ago period. ILF revenue in the Americas, EMEA and Asia/Pacific reportable operating segments increased by $3.9 million, $5.5 million and $1.4 million, respectively. Included in the above is an increase in capacity-related revenues of $3.0 million within the nine months ended September 30, 2011 as compared to the same period in 2010.

Monthly License Fees (MLF) Revenue

MLF revenues increased $19.7 million, or 28.5%, during the nine months ended September 30, 2011, as compared to the same period in 2010 with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $5.8 million, $13.6 million and $0.3 million, respectively. The increase in MLF revenues is primarily due to the cumulative effect of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $9.1 million, or 9.1%, during the nine months ended September 30, 2011, as compared to the same period in 2010. Maintenance fee revenue increased in the Americas and EMEA reportable segments by $6.4 million and $3.3 million, respectively, while the Asia/Pacific reportable segment declined by $0.6 million. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base as well as expanded product usage.

Services Revenue

Services revenue increased $10.6 million, or 22.4%, for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of an increase in implementation and professional services revenue in the Americas, EMEA and Asia/Pacific reportable operating segments of $5.3 million, $2.4 million and $2.9 million, respectively.

Software Hosting Fees Revenue

Software hosting fees revenue increased $2.7 million, or 8.6%, for the nine months ended September 30, 2011, as compared to the same period in 2010. Software hosting fee revenue increased in the Americas and EMEA reportable segments by $2.2 million and $0.5 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the nine months ended September 30, 2011 increased $34.5 million, or 13.0%, as compared to the same period in 2010. Total expenses increased primarily as a result of a $14.0 million, or 25.4%, increase in research and development, a $10.1 million, or 20.0% increase in selling and marketing, a $5.3 million or 6.1% increase in the cost of maintenance, services and hosting fees, a $2.1 million, or 22.4% increase in cost of software license fees, a $1.7 million, or 3.4% increase in general and administrative expense and a $1.3 million, or 8.7% increase in depreciation and amortization.

Cost of Software License Fees

Cost of software licenses fees increased $2.1 million, or 22.4%, for the nine months ended September 30, 2011 compared to the same period in 2010. Third-party software royalty expense increased $1.9 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.2 million in the nine months ended September 30, 2011.

Cost of Maintenance, Services, and Hosting fees

Cost of maintenance, services, and hosting fees for the nine months ended September 30, 2011 increased $5.3 million, or 6.1%, compared to the same period in 2010 primarily due to $4.1 million in increased personnel related expenses, a $2.1 million decrease in net deferred expenses associated with project implementations, partially offset by a $1.0 million decrease in third-party maintenance and services related fees.

Research and Development

R&D expense for the nine months ended September 30, 2011 increased $14.0 million, or 25.4%, as compared to the same period in 2010. This increase is due to $5.7 million in increased personnel related costs, a $6.8 million decrease in net deferred expenses associated with various product development efforts, $1.3 million increase in third party contractors, and a $0.3 million increase in professional fees.

Selling and Marketing

Selling and marketing expense for the nine months ended September 30, 2011 increased $10.1 million, or 20.0%, compared to the same period in 2010 due to $9.3 million in increased personnel related costs and $0.8 million in increased external professional, advertising and promotional expenses.

General and Administrative

General and administrative expense for the nine months ended September 30, 2011 increased $1.7 million, or 3.4%, compared to the same period in 2010 primarily due to $3.5 million of professional fees related to S1 acquisition activities and a $0.9 million increase in other professional fees partially offset by a $1.8 million decrease in personnel related expenses and a $0.9 million decrease in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2011 increased $1.3 million, or 8.7%, compared to the same period in 2010 as a result of higher capital expenditures.

Other Income and Expense

Fluctuating currency rates impacted the nine months ended September 30, 2011 by less than $0.1 million in net foreign currency losses, as compared with $3.1 million in net losses during the same period in 2010. The fair value of interest rate swaps resulted in a $0.2 million loss during the nine months ended September 30, 2010. Interest expense was flat for the nine months ended September 30, 2011 as compared to the corresponding period of 2010, while interest income was up by $0.2 million due to higher cash balances.

Income Taxes

The effective tax rate for the nine months ended September 30, 2011 was 22.4%. The effective tax rate in for the nine months ended September 30, 2011 was positively impacted by the release of a $3.1 millionliability due to the expiration of a contractual obligation related to the transfer of certain intellectual property rights from US to non-US entities as well as the favorable adjustment of $3.9 million to our uncertain tax positions during the nine months ended September 30, 2011, partially offset by a reversal of related deferred tax assets of $1.7 million. The accrual for uncertain tax positions and related deferred tax assets are no longer required as the statute of limitations expired for the tax returns to which they are associated during the nine months ended September 30, 2011. The earnings of our foreign entities for the nine months ended September 30, 2011 were $10.2 million. For the nine months ended September 30, 2011, our effective tax rate is positively impacted by tax rates in foreign jurisdictions that are less than our domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities during the first six months of 2011.

The effective tax rate for the nine months ended September 30, 2010 was 98.5%. The effective tax rate for the nine months ended September 30, 2010 was negatively impacted by our inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Americas	$59,845	$49,950	$170,149	$146,451
EMEA	38,608	35,067	122,629	97,446
Asia/Pacific	13,696	12,000	37,280	33,286

	$112,149	$97,017	$330,058	$277,183

Operating income (loss):
Americas	$11,764	$7,594	$27,405	$17,482
EMEA	2,816	3,928	13,212	4,145
Asia/Pacific	(3,312)	(4,134)	(11,429)	(10,778)

	$11,268	$7,388	$29,188	$10,849

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as global product delivery and development, global customer operations, global product management and corporate overhead costs. Shared function costs are allocated to the reportable segments as a percentage of revenue or as a percentage of headcount.

Operating income in the Americas and EMEA reportable segments increased for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to increased revenues. Operating loss in the Asia/Pacific reportable segment increased for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to increased allocated costs as a result of the headcount growth relative to the other reportable segments.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents and available borrowings under our revolving credit facility.

As of September 30, 2011, we had $179.7 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of September 30, 2011, $90.6 million of the $179.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$52,235	$49,133
Investing activities	(43,006)	(14,955)
Financing activities	1,126	(18,146)

Net cash flows provided by operating activities for the nine months ended September 30, 2011 amounted to $52.2 million as compared to $49.1 million during the same period in 2010. The comparative period increase was principally the result of working capital, including accounts receivable, accounts payable and cash taxes paid. Our current policy is to use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the first nine months of 2011, we paid $16.9 million, net of $2.4 million in cash acquired, to acquire ISD. Additionally, we used cash of $15.9 million to purchase software, property and equipment and $10.0 million to purchase available-for-sale equity securities.

In the first nine months of 2011, we received proceeds of $4.1 million, including corresponding excess tax benefits, from the exercises of stock options and $1.0 million for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended. In addition, we made payments to third-party institutions, primarily related to debt and capital leases, totaling $3.3 million. During the first nine months of 2011, we repaid $75 million under our previous revolving credit facility. This repayment was funded by the issuance of $75 million under a new credit facility.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months.

Debt

As of September 30, 2011, we had up to $25.0 million of unused borrowings under our senior secured revolving credit facility. The amount of unused borrowings actually available under the senior secured revolving credit facility varies in accordance with the terms of the agreement. The senior secured revolving credit facility contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The senior secured revolving credit facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At September 30, 2011 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at September 30, 2011 was 1.74%.

We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility, our liquidity or materially impacted our funding costs. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if Wells Fargo Bank, National Association (“Wells Fargo”) were to default on its obligation to fund its commitment, that portion of the committed facility would not be available to us. We cannot assure you that alternative financing on acceptable terms would be available to replace any defaulted commitments. The existing uncertainty in the capital and credit markets and the current economic crisis may also impact our ability to successfully negotiate a new credit facility with our existing lenders or alternative lenders.

The Company has obtained commitments from Wells Fargo Securities, LLC to arrange, and Wells Fargo to provide, subject to certain conditions, senior bank financing consisting of up to $450 million under a proposed new secured credit facility, comprising of a $200 million senior secured term loan (the “Term Facility”) and a $250 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the Facility”) for financing a portion of the cash component of the consideration to be paid to S1’s stockholders in connection with the transaction agreement. Additionally, the Company will have the right, but not the obligation, to increase the amount of the Facility by incurring an incremental term loan facility or increasing the Revolving Facility in an aggregate principal amount not to exceed $75 million, subject to certain conditions and under terms to be determined.

Stock Repurchase Program

Our board of directors has approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of our common stock. Under the program to date, we have purchased 8,082,180 shares for approximately $187.1 million. We did not repurchase shares under this program during the nine months ended September 30, 2011. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of September 30, 2011. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not purchase any shares under the repurchase plan during the nine months ended September 30, 2011.

Contractual Obligations and Commercial Commitments

Other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2010.

On September 29, 2011, we entered into a five year senior secured revolving credit facility (the “Facility”) with Wells Fargo, as lender, providing for revolving loans, swingline loans and letters of credit in an aggregate principal amount not to exceed $100 million. Subject to certain conditions we have the right to request an increase in the aggregate principal amount of the revolving credit facility or optional incremental term loans. The Facility has a maturity date of September 29, 2016, at which time any principal amounts outstanding are due. Obligations under the Facility are secured and are jointly and severally guaranteed by certain domestic and foreign subsidiaries of the Company.

We may select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the highest of (a) the national prime interest rate as announced by Wells Fargo, (b) the sum of the Federal fund rate plus 0.5%, or (c) the LIBOR rate for an interest period of one month plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.25%. The margins are dependent upon the Company’s total leverage ratio at the end of each quarter. The initial borrowing rate on September 29, 2011 was set using the LIBOR rate option, effecting a rate of 1.74%. Interest is due and payable quarterly.

The interest rate in effect at September 30, 2011 was 1.74%. There is also an unused commitment fee to be paid quarterly of 0.25% to 0.40% based on the Company’s leverage ratio. The initial principal borrowings of $75 million were outstanding at September 30, 2011. The amount of unused borrowings actually available under the Facility varies in accordance with the terms of the agreement.

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

During the nine months ended September 30, 2011, there were no significant changes to our critical accounting policies and estimates other than as discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed on February 18, 2011, for a more complete discussion of our critical accounting policies and estimates.

Revenue Recognition for Arrangements with Multiple Deliverables

Effective January 1, 2011 we adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2011, nor do we expect it to have a material impact on our future financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates, there have been no material changes to our market risk for the nine months ended September 30, 2011. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2011, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010, other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Risks Related to the Acquisition of S1 Corporation

If we acquire S1, in addition to the risks described below, we may be subject to the risks and uncertainties associated with S1’s business. See “Risk Factors Relating to S1’s Businesses” in our Post-Effective Amendment No. 1 to Form S-4 filed with the SEC on October 13, 2011.

If we are unable to complete our contemplated acquisition of S1, our expected financial results could be adversely affected.

On October 3, 2011, we entered into a Transaction Agreement (the “Transaction Agreement”) with S1 to acquire all of S1’s issued and outstanding stock in a stock and cash transaction. Consummation of the acquisition is subject to customary conditions to closing, including the receipt of required regulatory approvals and, if required by applicable law, the approval of S1 stockholders. If any condition to the acquisition is not satisfied or waived, the acquisition will not be completed. We and S1 also may terminate the Transaction Agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the acquisition on the already negotiated terms. To the extent the transaction is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected.

Even if the S1 acquisition is consummated, we may experience difficulties integrating S1’s businesses, which could cause us to fail to realize the anticipated benefits of the acquisition.

If our acquisition of S1 is consummated, achieving the anticipated benefits of the acquisition will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. The companies may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the acquisition will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of the combined entity.

Any delay or inability of management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the anticipated long-term strategic benefits of the acquisition and could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our stock after the acquisition.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2011:

	September 30,		September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2011	—		$—	—	$22,920,000
August 1 through August 31, 2011	—		—	—	$22,920,000
September 1 through September 30, 2011	10,328	(1)	30.23	—	$22,920,000

Total	10,328		$30.23	—

(1)

Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2011, 36,548 shares of the RSAs vested. We withheld 10,328 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not repurchase any shares under this program during the three months ended September  30, 2011.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01 (1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02 (2)		Amended and Restated Bylaws of the Company
4.01 (3) 10.1 (4)

Form of Common Stock Certificate

Credit Agreement, dated September 29, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and the lenders that are party thereto.

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

**	Furnished, not filed

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to registrant’s current report on Form 8-K filed October 3, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)
Date: October 28, 2011	By:	/s/ SCOTT W. BEHRENS

Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.01 (1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto
3.02 (2)		Amended and Restated Bylaws of the Company
4.01 (3) 10.1(4)

Form of Common Stock Certificate

Credit Agreement, dated September 29, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A., Wells Fargo Securities, LLC and the lenders that are party thereto.

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

**	Furnished, not filed

(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to registrant’s current report on Form 8-K filed October 3, 2011.