Form 10-K
period 2011-12-31
ACI WORLDWIDE, INC.
filed 2012-02-22
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $33.77 was $1,120,818,938. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 17, 2012, there were 39,175,561 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2012, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Forward-looking statements in this report include, but are not limited to, statements regarding future operations, business strategy, business environment, key trends, and, in each case, statements related to expected financial and other benefits. Many of these factors will be important in determining our actual future results. Any or all of the forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed or implied in any forward-looking statements, and our business, financial condition and results of operations could be materially and adversely affected. In addition, we disclaim any obligation to update any forward-looking statements after the date of this report, except as required by law.

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	the global financial crisis and the continuing decline in the global economy;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	consolidations and failures in the financial services industry;

•	increased competition;

•	restrictions and other financial covenants in our credit facility;

•	the restatement of our financial statements;

•	the accuracy of management’s backlog estimates;

•	impairment of our goodwill or intangible assets;

•	exposure to unknown tax liabilities;

•	risks from operating internationally;

•	our offshore software development activities;

•	customer reluctance to switch to a new vendor;

•	the performance of our strategic product, BASE24-eps;

•	our strategy to migrate customers to our next generation products;

•	ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain products;

•	demand for our products;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	business interruptions or failure of our information technology and communication systems;

•	our alliance with International Business Machines Corporation (“IBM”);

•	the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	the protection of our intellectual property in intellectual property litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	the risk that expected synergies, operational efficiencies and cost savings from our recent acquisition of S1 Corporation (“S1”) may not be fully realized or realized within the expected timeframe;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors”.

Trademarks and Service Marks

ACI, the ACI logo, ACI Worldwide, BASE24-eps, BASE24, OpeN/2, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. ACI Payment Systems, ACI Payment Systems logo, ACI Payment Systems – Trusted Globally, Agile Payment Solution, ACI Enterprise Banker, ACI Global Banker, ACI Retail Commerce Server, AS/X, ACI Issuer, ACI Acquirer, ACI Interchange, ACI Token Manager, ACI Payments Manager, ACI Card Management System, ACI Smart Chip Manager, ACI Dispute Management System, ACI Simulation Services for Enterprise Testing or ASSET, ACI Money Transfer System, NET24, ACI Proactive Risk Manager, PRM, ACI Case Manager System, ACI Communication Services, ACI Enterprise Security Services, ACI Web Access Services, ACI Monitoring and Management and ACI DataWise, among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

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

Subsequent Event

S1 Corporation

On February 10, 2012, we completed the exchange offer for S1 and all its subsidiaries for approximately $360 million in cash and 5.8 million shares of our stock resulting in a total purchase price of $565 million, or $10.39 per share (the “Merger”). The combination of our company and S1 will create a leader in the global enterprise payments industry. The combined company will have enhanced scale, breadth and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers. Stockholders of both companies will benefit from the significant upside potential of a larger, more diversified company that is strongly positioned in a wide range of markets.

Under the terms of the transaction, S1 stockholders could elect to receive $10.00 in cash or 0.3148 shares of our stock for each S1 share they own, subject to proration, such that in the aggregate 33.8% of S1 shares are exchanged for the Company’s shares and 66.2% are exchanged for cash. No S1 shareholders received fractional shares of our stock. Instead, the total number of shares that each holder of S1 common stock received was rounded down to the nearest whole number, and we paid cash for any resulting fractional share determined by multiplying the fraction by $34.14.

We used $65.0 million of our cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 6, Debt, for terms of the financing arrangement.

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

Our products cover six different domains within the payments business:

•	Online Banking and Cash Management – the initiation of payments through online banking systems as well as the management of cash balances across accounts

•	Retail Banking Payments – the management of a consumer payment through its lifecycle within the banking system, which we split into Payments Processing, and Card and Merchant Management

•	Wholesale Banking Payments – the management of primarily corporate payments and messages through their lifecycle including high value and ACH payments, wire transfers and SWIFT transactions

•	Retail – the management of a consumer payment within the retailer and supporting services such as the management of store and gift card and loyalty programs

•	Payment Fraud Detection – the securing of payments against fraud and money laundering

•	Tools and infrastructure – the tools and infrastructure to operate and optimize the payments system

The sections below provide an overview of our major software products within these domains.

In September 2009, we announced our ACI Agile Payments Solution, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a service-based delivery mechanism. The first stage of the strategy has been to deliver tight integration between the current products allowing for the delivering of capability solutions that cross domains, for instance Online Banking Fraud Detection. While we are evolving our service offerings into ACI Agile Payments Solution reference architecture, organizations can benefit from the integrated and enterprise capabilities of the existing product suite and start moving towards an agile payments environment.

Online Banking and Cash Management Products

Within the Online Banking and Cash Management domain, ACI has two products:

• ACI Enterprise Banker is a comprehensive Internet-based business banking product for financial institutions including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet. In 2010, the functionality was extended to include mobile banking services solutions. With our partner mShift, we have recently demonstrated a prototype that supports tablets such as the iPad.

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

Retail Banking Payments – Payments Processing

Our retail payments processing products are designed to route electronic payment transactions from transaction generators to the acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Payments processing software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer the following products for this domain:

• BASE24-eps is an integrated electronic payments processing product marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24-eps offers a broad range of features and functions for electronic payment processing. BASE24-eps allows customers to adapt to changing network needs by supporting 12 different types of ATMs and five different types of point of sale (“POS”) terminals, 48 interchange interfaces, and various authentication, authorization and reporting options with standardized acceptance formats enabling processing of transactions from sources such as internet banking, branch or mobile systems. BASE24-eps uses an object-based architecture and languages such as C++ and Java to offer a flexible, open architecture for the processing of a wide range of electronic payment transactions. BASE24-eps also uses a scripting language to improve overall transaction processing flexibility and improve time to market for new services, reducing the need for traditional systems modifications. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors. BASE24-eps, which operates on IBM System z, IBM System p, Hewlett-Packard Company (“HP”) NonStop, and Oracle Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

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

During the years ended December 31, 2011, 2010 and 2009, approximately 43%, 46% and 46%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

Retail Banking Payments – Card and Merchant Management

ACI Card and Merchant Management solutions are card issuing and merchant management products, which have been successfully used by the payments industry for many years. These products run on IBM System z, and various Unix and Microsoft Windows servers. The products within back office services are:

• ACI Issuer, is a modern card and account management system. It has been developed to support national, international, and global financial institutions. The system has full multi-currency, multi-product, multi-institution and multi-language capabilities. It manages card portfolios in different countries and for different issuers on a single platform and has been built to fully comply with EMV standards.

• ACI Acquirer, supports the full lifecycle of merchant portfolio management, including merchant onboarding, transaction acquisition, interchange fee qualification, settlement and statement generation. The system is enabled with the flexibility acquirers require to manage complex merchant portfolios.

• ACI Interchange, is the central monetary transaction manager, processing all incoming customer transactions and maintaining a central transactions database. ACI Interchange also manages the clearing and settlement communication with the major international payment schemes, ensuring compliance with Visa, MasterCard, American Express, China Union Pay and JCB. The module can easily be adapted to manage clearing and settlement with additional networks such as domestic payment schemes.

• ACI Token Manager consists of a suite of products from ACI’s partner Bell Identification B.V. The Smart Card & Application Management System provides for central lifecycle management of smart cards and other tokens as well as the management of the applications activated within the scheme. The Key Management System facilitates the implementation of security concepts based on the generation, storage, recovery, import and distribution of cryptographic keys. The keys are used for encryption and decryption of data and for verification and authorization of trusted parties using digital certificates. ACI Token Manager for Mobile enables the delivery of payment tokens, such as wallets, to mobile phones.

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

Wholesale Banking Payments

Our wholesale banking payments solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

Our wholesale banking payments solution, ACI Money Transfer System provides high value payments processing, bulk payments processing and global messaging. The high value payments processing function, which produces the majority of revenues for the ACI Money Transfer System, is used to generate, authorize, route, settle and control high value wire transfer transactions in domestic and international environments. The ACI Money Transfer System product operates on IBM System p servers using the AIX operating system and communicates over proprietary networks using a variety of messaging formats, including S.W.I.F.T., EBA, Target, Ellips, CEC, RTGSplus, Fedwire, CHIPS and Telex.

Retail

ACI Retail Commerce Server, our solution for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform. In 2011, ACI acquired ISD and has integrated the acquired functionality into Retail Commerce Server including delivering capability for solving the PCI compliance needs of retailers.

Payment Fraud Detection

• ACI Proactive Risk Manager is a neural network-based fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. The real time capability enables fraud assessment to be part of the authorization process preventing fraud occurring. ACI Proactive Risk Manager operates on IBM System z, HP NonStop, Oracle Solaris and Microsoft Windows servers. There are six editions of Proactive Risk Manager, each of which is tailored for specific industry needs. The six editions are debit, credit, merchant, private label, money laundering detection and enterprise.

• ACI Case Manager offers customers the flexibility to automate activities and processes across the complete lifecycle of a case. Cases are created when fraud officers checking an alert within ACI Proactive Risk Manager identify fraud or money laundering. The solution is a basic framework that defines processes for researching and resolving cases, including investigation resources, timeframes, escalation paths and alerts. The ACI Case Manager also acts as a central repository for case histories and resource activities to provide organizations with centralized auditing capabilities.

Tools and Infrastructure

The Tools and Infrastructure products provide specific technology extensions to augment the business services provided in the five business service domains described above.

• ACI Communication Services provides a range of communication services to enable message exchange on multiple platforms in particular enabling applications to support legacy protocols, such as SNA and X.25, running over TCP/IP networks. It also supports hybrid networking environments such as IBM’s HPR/IP. This set of products runs on HP NonStop, IBM System z and Unix platforms.

• ACI Enterprise Security Services is a suite of security solutions that secure access to systems and resources. These products run on the HP NonStop platform and are designed to take advantage of HP NonStop fundamentals.

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

• ACI Payment Service Management powered by Prognosis. In 2010, we formed a partnership with Integrated Research Limited (“Integrated Research”) to resell their Prognosis product. This provides intelligent payment service management through in-depth monitoring and analysis of transactions, applications, supporting IT infrastructure, and payments devices. Prognosis is available for use with BASE24, BASE24-eps, ACI Proactive Risk Manager, and ACI Money Transfer System.

Partnerships and Industry Participation

We have two major types of third-party partners: technology partners, where we work closely with industry leaders who drive key industry trends and mandates, and business partners, where we either embed technology in ACI products or jointly market solutions that include the products of other companies.

Technology partners help us add value to our solutions, stay abreast of current market conditions and industry developments such as standards. Technology partner organizations include Diebold, NCR, Wincor-Nixdorf, VISA, MasterCard and S.W.I.F.T. In addition ACI has membership in or participates in the relevant committees of a number of industry associations, such as the International Organization for Standardization (“ISO”), Interactive Financial eXchange Forum (“IFX”), International Payments Framework Association (“IPFA”), UK Cards Association and the PCI Security Standards Council.

Business partner relationships extend our product portfolio, improve our ability to get our solutions to market and enhance our ability to deliver market-leading solutions. We share revenues with these business partners based on a number of factors related to overall value contribution in the delivery of our joint solution. The agreements with business partners include joint marketing and traditional original equipment manufacturer (“OEM”) relationships. These agreements generally grant ACI the right to create an integrated solution that we distribute or represent on a worldwide basis and have a term of several years.

We have strategic alliances with our business partners HP, IBM and Oracle, whose industry leading hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like performance testing.

The following is a list of key business partners:

•	Accuity, Inc.

•	ACE Software Solutions Inc.

•	Bell ID

•	FairCom Corporation

•	HP

•	IBM

•	Integrated Research

•	Intuit, Inc.

•	iPay Technologies, LLC

•	MShift, Inc.

•	Opera Solutions, LLC

•	Oracle USA, Inc.

•	RSA, The Security Division of EMC Corporation

•	Sterci Group

•	Symantec Corporation

Services

We offer our customers a wide range of professional services, including analysis, design, development, implementation, integration and training. We have service professionals within each of our three geographic regions who generally perform the majority of the work associated with installing and integrating our software products, rather than relying on third-party systems integrators. We offer the following types of services for our customers:

•

Implementation Services. We utilize a standard methodology to deliver customer project implementations across all products lines. Within the process, we provide customers with a variety of services, including on-site solution scoping reviews, project planning, training, site preparation, installation, product configuration, product customization, testing and go-live support, and project management throughout the project lifecycle. Implementation services are typically priced according to the level of technical expertise required.

•

Technical Services. The majority of our technical services are provided to customers who have licensed one or more of our software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced according to the level of technical expertise required.

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

Online Banking and Cash Management

Principal competitors for the Online Banking and Cash Management product set are Clear2Pay NV/SA (“Clear2Pay”), Intuit Corporation and Fundtech Ltd, as well as payment processing companies First Data Corporation, Fidelity National Information Services, Inc, and Fiserv, Inc.

Retail Banking Payments

The third-party software competitors for the products in the retail banking payments are Clear2Pay, Computer Sciences Corporation, Fidelity National Information Services, Inc., OpenWay Group, and Total System Services, Inc. (“TSYS”), as well as small, regionally-focused companies such as Alaric Technology Inc., BPC Banking Technologies, Distra Pty. Ltd., PayEx Solutions AS, Lusis Payments Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as Atos Origin S.A., Fidelity National Information Services, Inc., First Data Corporation, SiNSYS, TSYS, VISA and MasterCard, as well as regional or country-specific processors.

Wholesale Banking Payments

In the wholesale banking payments the principal competitors are Bankserv, Clear2Pay, Dovetail Software, Fundtech Ltd, IBM, Logica Plc and Tieto Corporation.

Retail

Competitors in the retail sector come from both third party software and service providers as well service organizations run by major banks. Third party software and service competitors include AJB Software Design, Inc., Heartland Payment Systems, Inc., Servebase Computers Ltd, Tender Retail Inc., and VeriFone Systems, Inc.

Payments Fraud Detection

Principal competitors for the payments fraud detection products are Actimize, Inc., Fair Isaac Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Memento Inc., Norkom Technologies, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Tools and Infrastructure

The principal competitors for the tools and infrastructure products are CA Technologies, HP, IBM and Oracle USA, Inc., as well as dozens of small, niche-focused competitors.

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

Research and Development

Our product development efforts focus on new products and improved versions of existing products. We facilitate user group meetings to help us determine our product strategy, development plans and aspects of customer support. The user groups are generally organized geographically or by product lines. We believe that the timely development of new applications and enhancements is essential to maintain our competitive position in the market.

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

Our total research and development expenses during the years ended December 31, 2011, 2010 and 2009 were $90.2 million, $74.1 million, and $77.5 million, or 19.4%, 17.7%, and 19.1% of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2011, our customers include 18 of the top 20 banks worldwide, as measured by asset size, 14 of the top 20 retailers in the United States, as measured by revenue, and six of the leading 25 global retailers. As of December 31, 2011, we had 784 customers in 79 countries on six continents. Of this total, 451 are in the Americas reportable segment, 207 are in the EMEA reportable segment and 126 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2011, 2010 and 2009. One customer in the Americas reportable segment accounted for 12.6% of our consolidated accounts receivable balance as of December 31, 2011.

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

Current international distributors and sales agents for us during the year ended December 31, 2011 included:

•	DataOne Asia Co (Thailand)

•	Korea Computer Inc (Korea)

•	North Data S.A. (Uruguay)

•	Optimisa (Chile)

•	P.T. Abhimata Persada (Indonesia)

•	PTESA (Columbia)

•	PTESAVEN C.A. (Venezuela)

•	Syscom Computer Engineering (Taiwan)

•	Syscom Computer (Shenzhen) (China)

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales offices in Omaha and Waltham, we also have sales offices located outside the United States in Athens, Bahrain, Bangkok, Beijing, Buenos Aires, Dubai Internet City, Gouda, Johannesburg, Kuala Lumpur, Madrid, Manila, Melbourne, Mexico City, Milan, Moscow, Mumbai, Naples, Paris, Riyadh, Sao Paulo, Seoul, Shanghai, Singapore, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

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

Employees

As of December 31, 2011, we had a total of approximately 2,131 employees of whom 1,130 were in the Americas reportable segment, 593 were in the EMEA reportable segment and 408 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of February 22, 2012, our executive officers, their ages and their positions were as follows.

	September 30,	September 30,
Name	Age	Position

Philip G. Heasley	62	President, Chief Executive Officer and Director
Scott W. Behrens	40	Executive Vice President, Chief Financial Officer
Craig A. Maki	45	Senior Vice President, Treasurer and Chief Corporate Development Officer
Dennis P. Byrnes	48	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
David N. Morem	54	Executive Vice President, Global Business Operations
Charles H. Linberg	54	Vice President, Chief Technology Officer

Mr. Heasley has been a director and our President and Chief Executive Officer since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Before joining U.S. Bancorp, Mr. Heasley spent 13 years at Citicorp, including three years as President and Chief Operating Officer of Diners Club, Inc. Mr. Heasley is also a director of Official Payments Holdings, Inc. (NASDAQ: OPAY), a provider of electronic payment solutions for the biller direct market, and Lender Processing Services, Inc. (NYSE: LPS), a provider of mortgage processing services, settlement services, mortgage performance analytics and default solutions. Mr. Heasley also serves on the National Infrastructure Advisory Board.

Mr. Behrens serves as Executive Vice President and Chief Financial Officer. Mr. Behrens joined ACI in June 2007 as our Corporate Controller and Chief Accounting Officer. Mr. Behrens was appointed Chief Financial Officer in December 2008. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science (Honors) from the University of Nebraska—Lincoln.

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

Mr. Byrnes serves as Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. Byrnes joined the Company in June 2003. Prior to that Mr. Byrnes served as an attorney in Bank One Corporation’s technology group from 2002 to 2003. From 1996 to 2002 Mr. Byrnes was an executive officer at Sterling Commerce, Inc., an electronic commerce software and services company, serving as that company’s general counsel from 2000. From 1991 to 1996 Mr. Byrnes was an attorney with Baker Hostetler, a national law firm with over 600 attorneys. Mr. Byrnes holds a JD (cum laude) from The Ohio State University College of Law, a Master of Business Administration from Xavier University and a Bachelor of Science in engineering (magna cum laude) from Case Western Reserve University.

Mr. Morem joined the Company in June 2005 and serves as Executive Vice President, Global Business Operations. Prior to his appointment as Senior Vice President, Global Business Operations in January 2008, Mr. Morem served as Chief Administrative Officer of the Company. Prior to joining ACI, Mr. Morem held executive positions at GE Home Loans, Bank One Card Services and U.S. Bank. Mr. Morem brings more than 25 years of experience in process management, finance, credit operations, credit policy and change management. Mr. Morem holds a Bachelor of Arts degree from the University of Minnesota and a Master of Business Administration from the University of St. Thomas.

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

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2011. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

There are a number of risks associated with our international operations that could have a material impact on our operations and financial condition.

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

The delay or cancellation of a customer project or inaccurate project completion estimates may adversely affect our operating results and financial performance.

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

In December 2007, we entered into a Master Alliance Agreement and certain other related agreements with IBM to create a strategic alliance between us and IBM (the “Alliance”). On December 16, 2011, the parties agreed that the Alliance Agreement would not be extended beyond its initial term. Accordingly, the term of the Alliance Agreement will expire on December 16, 2012. The Alliance Agreement contemplates enabling our payment application software products on certain of IBM’s hardware platforms and entering into collective sales and marketing efforts with IBM. There can be no assurance that the parties will meet their obligations under the Alliance Agreement or effectively transition off the Alliance Agreement. We cannot be certain that we will be able to successfully enable our products on IBM’s hardware platforms or that our customers and potential customers will be receptive to this Alliance or our new sales and marketing strategy. If we are unable to enable our software products on the IBM hardware platforms or the market does not react positively to the Alliance, our business, financial condition and/or results of operations could be materially adversely affected.

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

As part of our business strategy, we anticipate that we may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in, or strategic partnerships with, other companies. Any acquisition, investment or partnership, including our recently completed acquisitions of ISD and S1, are subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, potential overpayment for the acquired company or assets, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition which may increase our interest expense and leverage significantly, lack of familiarity with new markets, and difficulties in supporting new product lines.

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

Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions could have a material adverse effect on our business, financial condition and/or results of operations. Correspondingly, our expectations related to the benefits related to the ISD and S1 acquisitions, prior acquisitions or any other future acquisition or investment could be inaccurate.

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

Achieving the anticipated benefits of our recent acquisition of S1 will depend in part upon whether we are able to integrate the businesses of the two companies in an effective and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from our routine business.

Any delay or inability of management to successfully integrate the operations of the two companies could compromise our potential to achieve the anticipated long-term strategic benefits of the acquisition and could have a material adverse effect on the business, financial condition and results of operations and the market value of our stock after the acquisition.

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

We lease office space in New York, New York, for our principal executive headquarters. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. We moved into our new Omaha-based facility during the year ended December 31, 2008, which facility is under a lease that continues through 2028. Our EMEA headquarters is located in Watford, England. The lease for the Watford facility expires at the end of 2023. Our Asia/Pacific headquarters is located in Singapore, with the lease for this facility expiring in fiscal 2014. We also lease office space in numerous other locations in the United States and in many other countries.

We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe that we will be able to renew leases as they expire or secure alternate suitable space. See Note 16, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for additional information regarding our obligations under our facilities leases.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	September 30,	September 30,	September 30,	September 30,
	Year ended		Year ended
	December 31, 2011		December 31, 2010
	High	Low	High	Low

Fourth quarter	$31.77	$25.26	$28.15	$22.28
Third quarter	$37.68	$26.34	$22.39	$18.31
Second quarter	$33.77	$28.95	$21.03	$17.79
First quarter	$32.90	$25.04	$21.59	$15.32

As of February 17, 2012, there were 192 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2011:

	September 30,		September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2011	—		$—	—	$22,920,000
November 1 through November 30, 2011	—		—	—	$22,920,000
December 1 through December 31, 2011	2,125	(1)	30.09	—	$22,920,000

Total	2,125		$30.09	—

(1)

Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended December 31, 2011, 6,776 shares of the RSAs vested. We withheld 2,125 of those shares to pay the employees’ portion of applicable withholding taxes.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million, of which approximately $22.9 million remains available. Subsequent to December 31, 2011, in February 2012, our board of directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million, of which $75 million remains available. In June 2007, we implemented this previously announced increase to our share repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release. We did not repurchase any shares under this program during the three months ended December 31, 2011.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2006, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Years Ended December 31,				Three Months Ended December 31,	(3)	Year Ended September 30,
	2011	2010	2009	2008	2007		2007
	(in thousands, except per share data)
Income Statement Data:
Total revenues	$465,095	$418,424	$405,755	$417,653	$101,282		$366,218
Net income (loss)	$45,852	$27,195	$19,626	$10,582	$(2,016)		$(9,131)
Earnings (loss) per share:
Basic	$1.37	$0.81	$0.57	$0.31	$(0.06)		$(0.25)
Diluted	$1.34	$0.80	$0.57	$0.30	$(0.06)		$(0.25)

Shares used in computing earnings (loss) per share:
Basic	33,457	33,560	34,368	34,498	35,700		36,933
Diluted	34,195	33,870	34,554	34,795	35,700		36,933

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	As of December 31,					(3)	As of September 30,
	2011	2010	2009	2008	2007		2007
Balance Sheet Data:
Working capital	$114,807	$24,045	$78,662	$80,280	$39,585		$17,358
Total assets	664,642	601,529	590,043	552,842	570,458		506,741
Current portion of debt (2)	—	75,000	—	—	—		—
Debt (long-term portion) (1) (2)	77,058	2,790	77,408	76,014	75,911		76,546
Stockholders’ equity	317,330	255,623	236,063	213,841	241,039		225,012

(1)

Debt (long-term portion) includes long-term capital lease obligations of $0.9 million, $1.8 million, $1.5 million, $1.0 million, $0.9 million, and $1.5 million as of December 31, 2011, 2010, 2009, 2008 and 2007, and September 30, 2007, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets.

(2)

Our previous revolving credit facility had a maturity date of September 29, 2011; therefore, it was moved to current from long-term as of December 31, 2010. We refinanced this credit facility in the third quarter of 2011 with a new long term credit facility that was replaced with a Credit Agreement in November 2011.

(3)

On February 27, 2007, our Board of Directors approved a change in the Company’s fiscal year from a September 30 fiscal year-end to a December 31 fiscal year-end, effective as of January 1, 2008 for the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide and ACI brands.

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

•

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In February 2011 Boston Consulting Group predicted that noncash payment transactions would grow in volume at an annual rate of 9% from $309 billion in 2010 to $740 billion in 2020, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•

Adoption of real time delivery. Customer expectations, from both consumers and corporate, are driving the payments world to more real time delivery. In the UK, payments sent through the traditional ACH multi day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds and this is being considered in several countries including Singapore and the US. Corporate customers expect real time information on the status of their payments instead of waiting for an end of day report. And regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real time execution of transactions and delivery of information through real time tools such as dashboards so our experience will be valuable in addressing this trend.

•

Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings or are eliminating banks from the payments service reducing the need for our solutions. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

•

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies some financial institutions, retailers and electronic payment processors are seeking to transition their systems to make use of cloud technology. Currently this is impacting areas such as customer relationship management systems rather than payment services. Our investment in ACI On Demand provides us the grounding to deliver cloud capabilities in the future.

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

•

Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Recent moves to set an end date for the transition to SEPA payment mechanisms will drive more volume to these systems with the potential to cause banks to review the capabilities of the systems supporting these payments. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations. However current uncertainty over the future of the Euro currency may delay further take up of the SEPA payment mechanisms.

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

•

Global vendor sourcing. Global and regional financial institutions, processors and retailers are aiming to reduce the costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both customer and a delivery perspective enable us to be successful in this global sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

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

•

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Our customers have been making use of existing products to deploy mobile banking, mobile payment and mobile commerce and mobile payment solutions for their customers in many countries. As the market continues to develop, we expect to extend our product sets as appropriate to support mobile functionality.

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

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million per Amendment No. 1. As of December 31, 2011, all the technical enablement costs related to this payment have been fulfilled. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2011, $20.7 million is refundable subject to achievement of certain minimum sales targets through December 16, 2013. No additional payments were received in 2010 and 2011 relating to Amendment No. 1 of this agreement.

On December 16, 2011, the parties determined that the agreement would not be extended beyond the initial five-year term. As a result, the term of the agreement will expire on December 16, 2012.

Acquisition

On March 18, 2011, we closed the acquisition of ISD Holdings, Inc. and its 100% owned subsidiary ISD Corporation. ISD’s suite of products enables retailers to consolidate, manage, secure and route all electronic transactions from their point-of-sale systems to third party processors for authorization and settlement.

The aggregate purchase price of ISD was $19.2 million, after working capital adjustments in accordance with the terms of the purchase agreement, including $2.4 million in cash acquired. The preliminary allocation of the purchase price to specific assets and liabilities was based on the relative fair value of all assets and liabilities.

Subsequent Event

On February 10, 2012, we completed the exchange offer for S1 and all its subsidiaries for approximately $360 million in cash and 5.8 million shares of our stock resulting in a total purchase price of $565 million, or $10.39 per share (the “Merger”). The combination of our company and S1 will create a leader in the global enterprise payments industry. The combined company will have enhanced scale, breadth and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers. Stockholders of both companies will benefit from the significant upside potential of a larger, more diversified company that is strongly positioned in a wide range of markets.

Under the terms of the transaction, S1 stockholders could elect to receive $10.00 in cash or 0.3148 shares of our stock for each S1 share they own, subject to proration, such that in the aggregate 33.8% of S1 shares are exchanged for the Company’s shares and 66.2% are exchanged for cash. No S1 shareholders received fractional shares of our stock. Instead, the total number of shares that each holder of S1 common stock received was rounded down to the nearest whole number, and we paid cash for any resulting fractional share determined by multiplying the fraction by $34.14.

We used $65.0 million of our cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 6, Debt, for terms of the financing arrangement.

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

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes. Based on our annual review of customer renewal experience completed during the three months ended December 31, 2011, backlog results for all reported periods have been updated to reflect our most current customer renewal experience.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Americas	$912	$894	$908	$895	$866
EMEA	514	520	538	526	501
Asia/Pacific	191	189	194	192	188

Total	$1,617	$1,603	$1,640	$1,613	$1,555

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Committed	$952	$922	$931	$890	$857
Renewal	665	681	709	723	698

Total	$1,617	$1,603	$1,640	$1,613	$1,555

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2011 and 2010 (in millions). For all periods reported, approximately 88% of our 12-month backlog estimate is Committed Backlog and approximately 12% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect currency exchange rates as of each period end.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$183	$47	$230	$164	$43	207
EMEA	97	43	140	102	27	129
Asia/Pacific	38	16	54	34	11	45

Total	$318	$106	$424	$300	$81	$381

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of income as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Income (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$74,190	16.0%	$61,748	14.8%	$83,236	20.5%
Monthly license fees (MLFs)	115,630	24.9%	102,811	24.6%	71,281	17.6%

Software license fees	189,820	40.8%	164,559	39.3%	154,517	38.1%
Maintenance fees	148,357	31.9%	135,523	32.4%	130,922	32.3%
Services	79,770	17.2%	73,989	17.7%	80,146	19.8%
Software hosting fees	47,148	10.1%	44,353	10.6%	40,170	9.9%

Total revenues	465,095	100.0%	418,424	100.0%	405,755	100.0%

Expenses:
Cost of software license fees	15,418	3.3%	12,591	3.0%	14,754	3.6%
Cost of maintenance, services and hosting fees	118,866	25.6%	117,132	28.0%	112,893	27.8%
Research and development	90,176	19.4%	74,076	17.7%	77,506	19.1%
Selling and marketing	80,922	17.4%	70,553	16.9%	61,799	15.2%
General and administrative	71,425	15.4%	70,096	16.8%	79,244	19.5%
Depreciation and amortization	22,057	4.7%	20,328	4.9%	17,989	4.4%

Total expenses	398,864	85.8%	364,776	87.2%	364,185	89.8%

Operating income	66,231	14.2%	53,648	12.8%	41,570	10.2%

Other income (expense):
Interest income	1,315	0.3%	665	0.2%	1,042	0.3%
Interest expense	(2,431)	-0.5%	(1,996)	-0.5%	(2,856)	-0.7%
Other, net	(802)	-0.2%	(3,615)	-0.9%	(6,648)	-1.6%

Total other income (expense)	(1,918)	-0.4%	(4,946)	-1.2%	(8,462)	-2.1%

Income before income taxes	64,313	13.8%	48,702	11.6%	33,108	8.2%
Income tax expense	18,461	4.0%	21,507	5.1%	13,482	3.3%

Net income	$45,852	9.9%	$27,195	6.5%	$19,626	4.8%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Total revenues for the year ended December 31, 2011 increased $46.7 million, or 11.2%, as compared to the same period in 2010. The increase is the result of a $25.3 million, or 15.4%, increase in software license fee revenue, a $12.8 million, or 9.5%, increase in maintenance fee revenue, a $5.8 million, or 7.8%, increase in services revenue and a $2.8 million, or 6.3%, increase in software hosting fee revenues.

The increase in total revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to a $24.1 million, or 10.9%, increase in the Americas reportable segment, a $14.4 million, or 9.5%, increase in the EMEA reportable segment and a $8.2 million, or 17.7%, increase in the Asia/Pacific reportable segment. The increase in total revenues for all reportable segments is primarily due to increased sales and an increase in the number and size of projects that were completed and recognized during the year ended December 31, 2011 as compared to the same period in 2010.

Software License Fee Revenues

Customers purchase the right to license ACI software for the term of their agreement which term is generally 60 months. Within these agreements are specified capacity limits typically based on customer transaction volume. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. The ratable recognition of ILF revenue from certain retail payment engine products over an extended period is expected to continue in future periods.

Initial License Fee (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the year ended December 31, 2011 compared to the same period in 2010, increased by $12.4 million, or 20.1%. All reportable operating segments experienced increases in ILF revenues with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $6.5 million, $1.1 million and $4.8 million, respectively. The increase in ILF revenues in the Asia/Pacific reportable operating segment is largely attributable to customers converting from perpetual license arrangements to term and transaction based license arrangements during the year ended December 31, 2011 as compared to the same period in 2010. Included in the above are capacity related revenue increases of $1.0 million and $3.8 million in the Americas and Asia/Pacific reportable operating segments, respectively, offset by a decrease of $5.3 million in the EMEA reportable operating segment within the year ended December 31, 2011 as compared to the same period in 2010.

Monthly License Fee (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues increased $12.8 million, or 12.5%, during the year ended December 31, 2011, as compared to the same period in 2010 with the Americas, EMEA and Asia/Pacific reportable operating segments increasing by $3.2 million, $9.5 million and $0.1 million, respectively. The increase in MLF revenues is primarily due to an increase in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $12.8 million, or 9.5%, during the year ended December 31, 2011, as compared to the same period in 2010. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $8.7 million, $4.0 million and $0.1 million, respectively. Increases in maintenance fee revenues are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of enhanced support programs.

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

Services revenue increased by $5.8 million, or 7.8%, for the year ended December 31, 2011 as compared to the same period in 2010. Implementation and professional services increased in the Americas and Asia/Pacific reportable segment by $3.4 million and $3.1 million, respectively, offset by a decrease of $0.7 million in the EMEA reportable segment.

Software Hosting Fee Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fee revenue increased $2.8 million, or 6.3%, for the year ended December 31, 2011 as compared to the same period in 2010. The increase is primarily in the Americas operating segment and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the year ended December 31, 2011 increased $34.1 million, or 9.3%, as compared to the same period in 2010. Total expenses increased primarily as a result of a $16.1 million, or 21.7%, increase in research and development costs, a $10.4 million, or 14.7%, increase in selling and marketing, a $2.8 million, or 22.5%, increase in the cost of software license fees, a $1.7 million or 1.5%, increase in the cost of maintenance, services and hosting fees, a $1.7 million, or 8.5% increase in depreciation and amortization and a $1.3 million, or 1.9%, increase in general and administrative expenses.

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

Cost of software licenses fees increased $2.8 million, or 22.5%, for the year ended December 31, 2011 compared to the same period in 2010. Third-party software royalty expense increased $2.5 million as a result of an increase in license revenue associated with certain products that include a corresponding royalty expense. Purchased or developed technology for resale amortization increased $0.3 million in the year ended December 31, 2011 primarily as a result of the acquisition of ISD.

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

Cost of maintenance, services, and hosting fees for the year ended December 31, 2011 increased $1.7 million, or 1.5%, compared to the same period in 2010 primarily due to $2.9 million in increased personnel related costs partially offset by a $0.4 million increase in net deferred expenses associated with project implementations and a $0.7 million decrease in third-party maintenance and services related fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

R&D expense for the year ended December 31, 2011 increased $16.1 million, or 21.7%, as compared to the same period in 2010. This increase is due to $7.3 million in increased personnel related costs, a $7.2 million decrease in net deferred expenses associated with various product development efforts, a $1.4 million increase in third party contractors, and a $0.2 million increase in professional fees.

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

Selling and marketing expense for the year ended December 31, 2011 increased $10.4 million, or 14.7%, compared to the same period in 2010 due to increased personnel related costs primarily as a result of increased sales.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense for the year ended December 31, 2011 increased $1.3 million, or 1.9%, compared to the same period in 2010 due to $6.7 million of professional fees related to S1 acquisition activities and a $2.1 million increase in other professional fees partially offset by a $3.2 million decrease in bad debt expense and a $4.3 million decrease in personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2011 increased $1.7 million, or 8.5%, compared to the same period in 2010 as a result of higher capital expenditures.

Other Income and Expense

Interest income for the year ended December 31, 2011 increased $0.7 million, or 97.7%, as compared to the same period in 2010. The increase in interest income is primarily due to $0.5 million in interest related to a tax refund recognized during the year ended December 31, 2011 as compared to the same period in 2010.

Interest expense for the year ended December 31, 2011 increased $0.4 million, or 21.8%, as compared to the same period in 2010 due to higher amortization of financing costs related to securing financing in anticipation of acquiring S1.

Other expense consists of foreign currency losses and other non-operating items. Other expense for the years ended December 31, 2011 and 2010 were $0.8 million and $3.6 million, respectively. Comparative changes in other expense amounts were attributable to fluctuating currency rates which impacted the amounts of foreign currency losses recognized by us during the respective fiscal years and the loss on the change in fair value of our interest rate swaps which expired on October 4, 2010. We realized net foreign currency losses of $0.8 million and $3.2 million during the years ended December 31, 2011 and 2010, respectively. We realized losses on the change in the fair value of interest rate swaps of $0.2 million during the year ended December 31, 2010.

Income Taxes

The effective tax rates for the years ended December 31, 2011 and 2010 were approximately 28.7% and 44.2%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2011 effective tax rate was most impacted by our operations in Canada, Ireland and United Kingdom, while the effective tax rate for December 31, 2010 was most impacted by our operations in Ireland and United Kingdom. The effective tax rate for the year ended December 31, 2011 was positively impacted by the release of a $3.1 million liability due to the expiration of a contractual obligation related to the transfer of certain intellectual property rights from the United States to non-United States entities. The effective tax rate for the year ended December 31, 2011 was also positively impacted by a favorable adjustment of $4.4 million to our reserve for uncertain tax positions partially offset by the reversal of related deferred tax assets of $2.4 million. The effective tax rate for the year ended December 31, 2010 was negatively impacted by our inability to recognize income tax benefits during the period resulting from losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from the United States to non-United States entities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

Income Taxes

The effective tax rates for the years ended December 31, 2010 and 2009 were approximately 44.2% and 40.7%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2010 and 2009 effective tax rates were most impacted by our operations in Ireland and United Kingdom. The effective tax rate for both years was higher than the U.S. effective rate of 35% due to the impact of our inability to recognize income tax benefits during the period resulting from losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from the United States to non-United States entities. The year ended December 31, 2009 was positively impacted by adjustments to unrecognized tax benefits of $1.6 million.

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenues:
Americas	$245,703	$221,560	$222,952
EMEA	164,874	150,525	137,061
Asia/Pacific	54,518	46,339	45,742

	$465,095	$418,424	$405,755

Operating income:
Americas	$84,662	$74,791	$69,350
EMEA	46,889	43,274	31,083
Asia/Pacific	6,774	(60)	6,293
Corporate	(72,094)	(64,357)	(65,156)

	$66,231	$53,648	$41,570

During the year ended December 31, 2011, we changed our segment operating income reporting measure to exclude certain corporate general and administrative expenses. Previously, corporate expenses were allocated to the segments. In addition, amortization expense on acquired intangibles is no longer allocated to the individual segments. All periods presented have been recast to reflect these changes.

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as global product development, global customer operations and global product management. Shared function costs are allocated to the geographic reportable segments as a percentage of revenue or as a percentage of headcount. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the corporate line item.

Operating income in the Americas, EMEA, and Asia/Pacific reportable segment increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to increased revenue. Corporate expenses increased during the year ended December 31, 2011 compared to the same period in 2010 due to increased professional fees related to the acquisition of S1.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; (iii) to fund cash portions of acquisitions and (iv) to fund capital expenditures and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents and available borrowings under our Credit Agreement.

As of December 31, 2011, we had $197.1 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of December 31, 2011, $86.6 million of the $197.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year (amounts in thousands).

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Net cash provided by (used in):
Operating activities	$83,462	$81,308	$44,217
Investing activities	(47,683)	(19,349)	(23,367)
Financing activities	(8,721)	(17,575)	(14,056)

2011 compared to 2010

Net cash flows provided by operating activities for the year ended December 31, 2011 amounted to $83.5 million as compared to $81.3 million during the same period in 2010. The comparative period increase was principally the result of changes in working capital, including accounts receivable, accounts payable and cash taxes paid. We use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the year ended December 31, 2011, we paid $16.9 million, net of $2.4 million in cash acquired, to acquire ISD. Additionally, we used cash of $19.0 million to purchase software, property and equipment and $10.0 million to purchase available-for-sale equity securities.

During the year ended December 31, 2011, we paid $11.8 million related to debt issuance costs to secure financing for the anticipated acquisition of S1. In addition, we made payments to third-party institutions, primarily related to debt and capital leases, totaling $3.8 million. This was partially offset by the receipt of $6.4 million, including corresponding excess tax benefits, from the exercises of stock options and $1.3 million for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended. We also repaid $75 million under our previous revolving credit facility during the year ended December 31, 2011. This repayment was funded by the issuance of $75 million under a new credit facility, which was subsequently repaid through funding under the new Credit Agreement entered into on November 10, 2011.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, including the current Alliance agreement liability, and the acquisition of S1, for the next twelve months.

2010 compared to 2009

Net cash flows provided by operating activities for the year ended December 31, 2010 amounted to $81.3 million as compared to $44.2 million during the same period in 2009. The comparative period increase was principally the result of changes in working capital, including accounts receivable, accounts payable and cash taxes paid. Our current policy is to use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the year ended December 31, 2010, we used cash of $13.2 million to purchase software, property and equipment. During the year ended December 31, 2009, we paid $6.6 million to acquire Essentis intellectual property, trade names, customer contracts, and working capital.

During the year ended December 31, 2010, we made payments of $18.6 million to repurchase our common stock. We also made payments to third-party institutions, primarily related to debt and capital leases, totaling $1.6 million. We received proceeds of $3.3 million, including corresponding excess tax benefits, from the exercises of stock options and $1.1 million for the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended.

Debt

As of December 31, 2011, we had up to $175.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement in addition to $200.0 million available under the Term Loan Facility portion. On February 10, 2012, we drew an additional $95.0 million on the Revolving Credit Facility and $200.0 million on the Term Loan Facility to finance the acquisition of S1. Leaving us with $80.0 million of unused borrowings under the Revolving Credit Facility. The amount of unused borrowings actually available under the senior secured revolving credit facility varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At December 31, 2011 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2011 was 2.25%.

We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our Credit Agreement, our liquidity or materially impacted our funding costs. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing Revolving Credit Facility may be insufficient to meet our needs and/or our access to capital outside of our Credit Agreement y may not be available on terms acceptable to us or at all.

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through October 2028, and also lease certain property under capital lease agreements that expire in various years through 2014. Additionally, we have entered into a Credit Agreement that matures in 2016. Under the Outsourcing Agreement with IBM, we pay IBM for IT services through a combination of fixed and variable charges subject to actual services needed, applicable service levels and statements of work. The total amount paid is subject to a minimum commitment as provided in the Outsourcing Agreement.

Contractual obligations as of December 31, 2011 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$68,509	$9,007	$15,675	$11,954	$31,873
Capital leases	2,119	1,138	960	21	—
Credit Agreement (1)	75,000	—	—	75,000	—
Credit Agreement interest (1)	8,202	1,688	3,375	3,139	—
IBM Outsourcing Minimum Commitment	24,820	7,912	15,613	1,295	—

Total	$178,650	$19,745	$35,623	$91,409	$31,873

(1)

Based upon the debt on hand and interest rate in effect at December 31, 2011 of 2.25%. During the fiscal year ended December 31, 2011, we entered into a credit agreement that provides us the option of obtaining up to $450 million in long term debt (See Note 6, “Debt”). We increased our long term debt to $370.0 million to acquire S1 during 2012.

If we do not meet certain minimum sales incentive targets under the Alliance agreement, we will be required to refund $20.7 million to IBM when the Alliance expires on December 16, 2012. This balance is reflected in the Alliance agreement liability within current liabilities in the consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2011 is $4.0 million.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2011 and December 31, 2010 our intangible assets, excluding goodwill, net of accumulated amortization, were $18.3 million and $20.4 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 12 years.

As of December 31, 2011 and 2010, our goodwill was $214.1 million and $203.9 million, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2011, 2010 and 2009 pursuant to our 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2011, 2010 and 2009, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2011 and 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. The awards granted during the year ended December 31, 2009, have a requisite service period of four years and vest in increments of 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Therefore, ASU 2011-04 will be effective for our year beginning January 1, 2012. Adoption of ASU 2011-04 is not expected to have a material impact on our financial statements.

During the year ended December 31, 2011, the FASB issued ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income. These updates eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and allows two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements, consisting of a statement of net income followed by a separate statement of other comprehensive income. The updates also require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Therefore, ASU 2011-05 and ASU 2011-12 will be effective for our year beginning January 1, 2012. The adoption of these updates will change the manner in which the components of other comprehensive income are presented in the financial statements, but are not expected to have any other material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2011. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2011, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2011.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended December 31, 2011 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 22, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2012 (the “2012 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2012 Proxy Statement is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2012 Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principle accounting officer and controller) and employees. We have also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, Controller, and persons performing similar functions. The full text of both the Code of Business Conduct and Ethics and Code of Ethics is published on our website at www.aciworldwide.com in the “Investors – Corporate Governance” section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics and the Code of Ethics on our website promptly following the adoption of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2012 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2012 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2012 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2012 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, of stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 22, 2012

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$197,098	$171,310
Billed receivables, net of allowances of $4,843 and $5,738, respectively	93,355	77,773
Accrued receivables	6,693	9,578
Deferred income taxes, net	25,944	12,317
Prepaid expenses	9,454	13,369
Other current assets	9,320	10,462

Total current assets	341,864	294,809

Property and equipment, net	20,479	18,539
Software, net	22,598	25,366
Goodwill	214,144	203,935
Other intangible assets, net	18,343	20,448
Deferred income taxes, net	13,466	28,143
Other noncurrent assets	33,748	10,289

TOTAL ASSETS	$664,642	$601,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,532	$15,263
Accrued employee compensation	27,955	26,174
Deferred revenue	132,995	121,936
Income taxes payable	10,427	6,181
Alliance agreement liability	20,667	1,917
Note payable under credit facility	—	75,000
Accrued and other current liabilities	23,481	24,293

Total current liabilities	227,057	270,764

Deferred revenue	32,721	31,045
Note payable under credit facility	75,000	—
Alliance agreement noncurrent liability	—	20,667
Other noncurrent liabilities	12,534	23,430

Total liabilities	347,312	345,906

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 40,821,516 shares issued at December 31, 2011 and 2010	204	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,178,427 and 7,548,752 shares outstanding at December 31, 2011 and 2010	(163,411)	(171,676)
Additional paid-in capital	322,654	312,947
Retained earnings	151,141	105,289
Accumulated other comprehensive loss	(17,261)	(15,144)

Total stockholders’ equity	317,330	255,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,642	$601,529

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	September 30,	September 30,	September 30,
	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Revenues:
Software license fees	$189,820	$164,559	$154,517
Maintenance fees	148,357	135,523	130,922
Services	79,770	73,989	80,146
Software hosting fees	47,148	44,353	40,170

Total revenues	465,095	418,424	405,755

Expenses:
Cost of software license fees (1)	15,418	12,591	14,754
Cost of maintenance, services and hosting fees (1)	118,866	117,132	112,893
Research and development	90,176	74,076	77,506
Selling and marketing	80,922	70,553	61,799
General and administrative	71,425	70,096	79,244
Depreciation and amortization	22,057	20,328	17,989

Total expenses	398,864	364,776	364,185

Operating income	66,231	53,648	41,570

Other income (expense):
Interest income	1,315	665	1,042
Interest expense	(2,431)	(1,996)	(2,856)
Other, net	(802)	(3,615)	(6,648)

Total other income (expense)	(1,918)	(4,946)	(8,462)

Income before income taxes	64,313	48,702	33,108
Income tax expense	18,461	21,507	13,482

Net income	$45,852	$27,195	$19,626

Earnings per share information
Weighted average shares outstanding
Basic	33,457	33,560	34,368
Diluted	34,195	33,870	34,554

Earnings per share
Basic	$1.37	$0.81	$0.57
Diluted	$1.34	$0.80	$0.57

(1)

The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Common	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Treasury Stock	in Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	$204	$24,003	$(147,808)	$302,237	$58,468	$(23,263)	$213,841
Comprehensive income information:
Net income	—	—	—	—	19,626	—	19,626
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	8,398	8,398

Comprehensive income							28,024
Repurchase of common stock	—	—	(15,000)	—	—	—	(15,000)
Shares issued and forefeited, net, under stock plans			4,778	(2,603)			2,175
Stock-based compensation	—	—	—	7,645	—	—	7,645
Repurchase of restricted stock for tax withholdings	—	—	(622)	—	—	—	(622)

Balance at December 31, 2009	204	24,003	(158,652)	307,279	78,094	(14,865)	236,063
Comprehensive income (loss) information:
Net income	—	—	—	—	27,195	—	27,195
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(279)	(279)

Comprehensive income							26,916
Repurchase of common stock	—	—	(18,624)	—	—	—	(18,624)
Shares issued and forefeited, net, under stock plans			6,162	(2,122)			4,040
Stock-based compensation	—	—	—	7,790	—	—	7,790
Repurchase of restricted stock for tax withholdings	—	—	(562)	—	—	—	(562)

Balance at December 31, 2010	204	24,003	(171,676)	312,947	105,289	(15,144)	255,623
Comprehensive income (loss) information:
Net income	—	—	—	—	45,852	—	45,852
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities						594	594
Foreign currency translation adjustments	—	—	—	—	—	(2,711)	(2,711)

Comprehensive income							43,735
Shares issued and forefeited, net, under stock plans			9,007	(1,547)			7,460
Stock-based compensation	—	—	—	11,254	—	—	11,254
Repurchase of restricted stock for tax withholdings	—	—	(742)	—	—	—	(742)

Balance at December 31, 2011	$204	$24,003	$(163,411)	$322,654	$151,141	$(17,261)	$317,330

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$45,852	$27,195	$19,626
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	7,541	6,651	6,338
Amortization	20,836	19,696	17,389
Deferred income taxes	7,513	11,644	(4,363)
Stock-based compensation expense	11,254	7,790	7,645
Excess tax benefit of stock options exercised	(1,879)	(140)	114
Other	752	909	943
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	(21,348)	14,330	(10,365)
Other current assets	4,076	(818)	68
Other noncurrent assets	(3,166)	(2,259)	1,387
Accounts payable	(4,963)	(2,318)	(1,680)
Accrued employee compensation	1,733	1,483	3,492
Accrued liabilities	803	(7,766)	(8,412)
Current income taxes	6,301	(4,224)	6,029
Deferred revenue	14,809	14,715	8,412
Other current and noncurrent liabilities	(6,652)	(5,580)	(2,406)

Net cash flows from operating activities	83,462	81,308	44,217

Cash flows from investing activities:
Purchases of property and equipment	(10,668)	(4,957)	(2,942)
Purchases of software and distribution rights	(8,309)	(8,209)	(7,529)
Alliance technical enablement expenditures	(1,856)	(6,183)	(6,899)
Purchase of available-for-sale securities	(10,000)	—	—
Acquisition of businesses, net of cash acquired	(16,850)	—	(7,047)
Proceeds from transfer of assets under contractual arrangements	—	—	1,050

Net cash flows from investing activities	(47,683)	(19,349)	(23,367)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,273	1,132	1,243
Proceeds from exercises of stock options	4,478	3,147	1,811
Excess tax benefit of stock options exercised	1,879	140	88
Repurchases of common stock	—	(18,624)	(15,000)
Repurchase of restricted stock for tax withholdings	(742)	(562)	(622)
Repayment of revolving credit facility	(75,000)	—	—
Proceeds from interim revolving credit facility	75,000	—	—
Repayment of interim revolving credit facility	(75,000)	—	—
Proceeds from credit agreement	75,000	—	—
Payments on debt and capital leases	(3,820)	(1,576)	(1,576)
Distribution to noncontrolling interest	—	(1,232)	—
Payment for debt issuance costs	(11,789)	—	—

Net cash flows from financing activities	(8,721)	(17,575)	(14,056)

Effect of exchange rate fluctuations on cash	(1,270)	1,009	6,157

Net increase in cash and cash equivalents	25,788	45,393	12,951
Cash and cash equivalents, beginning of period	171,310	125,917	112,966

Cash and cash equivalents, end of period	$197,098	$171,310	$125,917

Supplemental cash flow information
Income taxes paid, net	$19,014	$24,928	$15,202
Interest paid	$1,783	$1,663	$3,564

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

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During the years ended December 31, 2011, 2010 and 2009, approximately 43%, 46%, and 46%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of acquisition include: ISD Corporation (“ISD”) and Euronet Essentis Limited (“Euronet” or “Essentis”) acquired during the year ended December 31, 2011 and 2009, respectively. All intercompany balances and transactions have been eliminated.

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

The Company’s financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect its future financial statements and cause actual results to vary materially from expectations include, but are not limited to, risks related to the global financial crisis and the continuing decline in the global economy, restrictions and other financial covenants in our credit facility, volatility and disruption of the capital and credit markets and adverse changes in the global economy, consolidations and failures in the financial services industry, the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter, impairment of our goodwill or intangible assets, exposure to unknown tax liabilities, volatility in our stock price, risks from operating internationally, including fluctuations in currency exchange rates, increased competition, our offshore software development activities, the performance of our strategic product BASE24-eps, our strategy to migrate customers to our next generation products, ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our products, demand for our products, failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms, delay or cancellation of customer projects or inaccurate project completion estimates, business interruptions or failure of our information technology and communication systems, our alliance with International Business Machines Corporation (“IBM”), the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses, compliance of our products with applicable legislation, governmental regulations and industry standards, our compliance with privacy regulations, the protection of our intellectual property in intellectual property litigation, future acquisitions, strategic partnerships and investments and litigation, and the risk that expected synergies, operational efficiencies and cost savings from the S1 acquisition may not be fully realized or realized within the expected timeframe.

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

For software license arrangements in which the Company utilizes a third-party distributor or sales agent, the Company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributor or sales agents ability to honor payment or distribution commitments. For other arrangements in which any of the above factors indicate that there are risks of returns, rebates, or credits or any other risks related to the distributor or sales agents’ ability to honor payment or distribution commitments, the Company recognizes revenue on a sell-through basis.

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

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. As a result of the maturation of certain retail payment engine products, including BASE24, a higher number of software license arrangements in the Americas and EMEA reportable segments fail to achieve VSOE of fair value for PCS due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term of PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Software license fees	$66,939	$47,095	$13,905
Maintenance fees	16,801	10,261	5,273
Services	1,362	4,118	6,513

Total	$85,102	$61,474	$25,691

Maintenance Fees. The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally five years. These arrangements include an initial (bundled) PCS term of one year with subsequent renewals for additional years within the initial license period. For arrangements in which the Company looks to substantive renewal rates or separate sales with consistent pricing to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by reference to the stated renewal rate or by reference to the population of separate sales with consistent pricing. For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less or when the range of possible PCS renewal amounts is not sufficiently narrow or is significantly below the Company’s normal pricing practices), the Company recognizes revenue for the entire arrangement ratably over the longer of the initial PCS term or the Services term (if any).

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

Revenue Recognition for Arrangements with Multiple Deliverables.

Effective January 1, 2011, the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2011, nor does the Company expect it to have a material impact on its future financial statements.

A multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered item(s) has value to the customer on a stand-alone basis; if the arrangement includes a general right of return relative to the delivered item(s); and if delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

The Company enters into hosting-related arrangements that may consist of multiple service deliverables including initial implementation and setup services; on-going support services; and other services. The Company’s hosted products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting-related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the hosting service as the delivered services do not have value to the customer on a stand-alone basis. The on-going support and other services are considered as separate units of accounting as are add-on products that do not impact the availability of functionality currently in use. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods. As the support and other services periods are the same as the hosting service period, the recognition pattern is similar to what was experienced prior to adopting the amended accounting guidance for multiple-deliverable revenue arrangements.

Multiple Arrangements. The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate agreements for revenue recognition purposes. The Company evaluates whether the agreements were negotiated as part of a single project, whether the products or services are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to the functionality in another arrangement in order to reach appropriate conclusions regarding whether such arrangements are related or separate. The conclusions reached can impact the timing of revenue recognition related to those arrangements.

Accrued Receivables. Accrued receivables represent amounts earned that are to be billed in the near future. Included in accrued receivables are services and software hosting revenues earned in the current period but billed in the following period as well as software license fee revenues that are determined to be fixed and determinable but billed in future periods.

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

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in the Company’s receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors, and networks is mitigated by the Company’s credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable. One customer in the Americas reportable segment accounted for 12.6% of the Company’s consolidated accounts receivable balance as of December 31, 2011.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$5,738	$2,732	$1,920
Provision (recovery) charged to general and administrative expense	(101)	3,116	1,171
Amounts written off, net of recoveries	(516)	(110)	(359)
Other (1)	(278)	—	—

Balance, end of period	$4,843	$5,738	$2,732

(1)	Amount includes amounts related to the ISD acquisition and the impact of foreign exchange movements in the allowance balance.

Provision (recovery) amounts recorded in general and administrative expenses during the years ended December 31, 2011, 2010 and 2009 reflect increases (decreases) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives:

September 30,
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

Goodwill and Other Intangibles

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment at least annually. During this assessment management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company assesses potential impairments to other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

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

Other intangible assets are amortized using the straight-line method over periods ranging from 18 months to 10 years.

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

Treasury Stock

The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders’ equity. The Company issues shares of treasury stock upon exercise of stock options, issuance of restricted share awards, payment of earned performance shares, and for issuances of common stock pursuant to the Company’s employee stock purchase plan. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

Stock-Based Compensation Plans

In accordance with ASC 718 Compensation – Stock Compensation, the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Share based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black?Scholes option?pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 13, “Stock-Based Compensation Plans”.

Pursuant to the Company’s 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”) during the years ended December 31, 2011, 2010 and 2009, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”) to key employees of the Company including named executive officers. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year period (the “Performance Period”), of performance goals related to (i) the compound annual growth over the Performance Period in the sales for the Company, as determined by the Company, and (ii) the cumulative operating income over the Performance Period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2011 and 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant date. The awards granted during the years ended December 31, 2009, have requisite service periods of four years and vest in increments of 25% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Therefore, ASU 2011-04 will be effective for the Company’s year beginning January 1, 2012. Adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements.

Durng the year ended December 31, 2011, the FASB issued ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income. These updates eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and allows two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive statements, consisting of a statement of net income followed by a separate statement of other comprehensive income. These updates require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Therefore, they will be effective for the Company’s year beginning January 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 will change the manner in which the components of other comprehensive income are presented in the financial statements, but are not expected to have any other material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

2. Acquisitions

Fiscal 2012 Acquisition

S1 Corporation

On February 10, 2012, the Company completed the exchange offer for S1 Corporation and all its subsidiaries for approximately $360 million in cash and 5.8 million shares of the Company’s stock resulting in a total purchase price of $565 million, or $10.39 per share (the “Merger”). The combination of the Company and S1 will create a leader in the global enterprise payments industry. The combined company will have enhanced scale, breadth and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

Under the terms of the transaction, S1 stockholders could elect to receive $10.00 in cash or 0.3148 shares of the Company’s stock for each S1 share they own, subject to proration, such that in the aggregate 33.8% of S1 shares are exchanged for the Company’s shares and 66.2% are exchanged for cash. No S1 shareholders received fractional shares of the Company’s stock. Instead, the total number of shares that each holder of S1 common stock received was rounded down to the nearest whole number, and the Company paid cash for any resulting fractional share determined by multiplying the fraction by $34.14. The effective date of the acquisition was February 13, 2012.

Each outstanding option to acquire S1 common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive the merger consideration with respect to the number of shares of S1 common stock that would have been issuable upon a net exercise of such option, assuming the market value of the S1 common stock at the time of such exercise was equal to the value of the merger consideration as of the close of trading on the day immediately prior to the effective date of the Merger. Any outstanding option with a per share exercise price that was greater than or equal to such amount was cancelled and terminated and no payment was made with respect thereto. In addition, each S1 restricted stock unit award outstanding immediately prior to the effective time of the Merger was fully vested and cancelled, and each holder of such awards became entitled to receive the Merger Consideration for each share of S1 common stock into which the vested portion of the awards would otherwise have been convertible. Each S1 restricted stock award was vested immediately prior to the effective time of the Merger and was entitled to receive the Merger Consideration.

The Merger will be accounted for using the acquisition method of accounting with the Company identified as the acquirer. Under the acquisition method of accounting, the Company will record all assets acquired and liabilities assumed at their respective acquisition-date fair values. The Company has not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and trade names, developed technology and customer-related assets.

The Company used $65.0 million of its cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 6, Debt, for terms of the financing arrangement.

Through December 31, 2011, the Company expensed approximately $6.7 million of costs related to the acquisition of S1. These costs, which consist primarily of investment banking fees, legal and accounting fees, are included in general and administrative expenses in the accompanying consolidated statements of income.

Fiscal 2011 Acquisition

ISD Corporation

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

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the year ended December 31, 2011 (in thousands, except weighted-average useful lives):

	September 30,	September 30,
		Weighted-
		Average Useful
	Amount	Lives
Cash	$2,375
Accounts Receivable	2,030
Other current assets	958

Total current assets acquired	5,363

Noncurrent assets:
Property and equipment	519
Goodwill	11,380
Intellectual property rights	2,338	5 years
Customer relationships	4,059	9 years
Trade name	247	5 years

Total assets acquired	23,906

Current liabilities acquired	(4,681)

Net assets acquired	$19,225

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

3. Property and Equipment

As of December 31, 2011 and 2010, net property and equipment consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Computer and office equipment (1)	$38,295	$34,788
Furniture and fixtures	11,493	10,803
Leasehold improvements	7,193	6,708
Vehicles and other	106	306

	57,087	52,605
Less: accumulated depreciation and amortization	(36,608)	(34,066)

Property and equipment, net	$20,479	$18,539

(1)	Includes $4.6 million and $4.2 million of computer and office equipment under capital lease for the years ended December 31, 2011 and 2010, respectively.

4. Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2011 and 2010, were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2009	$187,241	$46,846	$18,195	$252,282
Total impairment prior to December 31, 2009	(47,432)	—	—	(47,432)

Balance, December 31 2009	139,809	46,846	18,195	204,850
Foreign currency translation adjustments	121	(2,596)	1,560	(915)

Balance, December 31 2010	$139,930	$44,250	$19,755	$203,935
Foreign currency translation adjustments	(144)	(638)	(389)	(1,171)
Additions—acquisition of ISD (1)	11,380	—	—	11,380

Balance, December 31, 2011	$151,166	$43,612	$19,366	$214,144

(1)	Addition relates to goodwill acquired during the acquisition of ISD. See Note 2, Acquisitions.

5. Software and Other Intangible Assets

At December 31, 2011, software net book value totaled $22.6 million, net of $54.7 million of accumulated amortization. Included in this amount is software marketed for external sale of $10.3 million. The remaining software net book value of $12.3 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2010, software net book value totaled $25.4 million, net of $48.1 million of accumulated amortization. Included in this amount is software marketed for external sale of $13.5 million. The remaining software net book value of $11.9 million is comprised of various software that has been acquired or developed for internal use.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software for resale amortization expense recorded during the years ended December 31, 2011, 2010 and 2009 totaled $6.3 million, $6.0 million, and $5.7 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of income. Amortization of software for internal use recorded during the years ended December 31, 2011, 2010 and 2009 totaled $8.1 million, $7.4 million, and $5.5 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	$40,298	$(23,392)	$16,906	$36,393	$(18,855)	$17,538
Purchased contracts	10,750	(10,023)	727	10,753	(8,504)	2,249
Trademarks and tradenames	1,291	(585)	706	1,062	(422)	640
Covenant not to compete	80	(76)	4	83	(62)	21

	$52,419	$(34,076)	$18,343	$48,291	$(27,843)	$20,448

Other intangible assets amortization expense recorded during the years ended December 31, 2011, 2010 and 2009 totaled $6.4 million, $6.3 million, and $6.1 million, respectively. Based on capitalized intangible assets at December 31, 2011, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

	September 30,	September 30,
		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
2012	$12,252	$5,367
2013	5,592	5,120
2014	3,338	3,366
2015	1,262	1,463
2016	154	1,196
Thereafter	—	1,831

Total	$22,598	$18,343

6. Debt

Credit Facility

On November 10, 2011, the Company entered into the Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan. The Credit Agreement consists of a five-year $250 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $200 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

On November 10, 2011, the Company borrowed an aggregate principal amount of $75 million under the Revolving Credit Facility and did not borrow any amount under the Term Credit Facility. In connection with obtaining the credit agreement, the Company incurred debt issue costs of $12.3 million, $11.8 of which were paid as of December 31, 2011 with the remainder accrued in accounts payable.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. The initial borrowing rate on November 10, 2011 was set using the 30-day LIBOR rate, effecting a rate of 2.25%. Interest is due and payable monthly.

In addition to paying interest on the outstanding principal under the Credit Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears, and a ticking fee in respect of the unused portion of the Term Loan Facility, payable on the earlier of the date of the funding of the Term Facility or July 31, 2012. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR based borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit fees and agency fees.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR based loans.

The Credit Agreement also contains certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility.

The Credit Facility will mature on the five-year anniversary of the closing date for the Credit Facility. The Revolving Credit Facility will not amortize and the Term Credit Facility will amortize, with principal payable in consecutive quarterly installments. The Company’s obligations and the obligations of the guarantors under the Guaranty and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Corporation and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facility.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and, as applicable, the ability of its subsidiaries to: create, incur, assume or suffer to exist any additional indebtedness; create, incur, assume or suffer to exist any liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, consolidate or enter into any similar combination or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; directly or indirectly engage in transactions with affiliates; alter in any material respect the character or conduct of the business; enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements; hold certain assets and incur certain liabilities; and enter into amendments or modifications of or waivers under the Transaction Agreement, by and among the Company and S1, dated as of October 3, 2011, which provides for the acquisition of S1 by the Company.

The Credit Agreement requires that, at any time that loans or letters of credit are outstanding and as a condition to borrowing, the Company maintain, (i) prior to the closing date of the acquisition of S1 and until the earlier to occur of the one-year anniversary of such closing date, a maximum consolidated total leverage ratio of 3.50:1.00, (ii) if the closing date of the acquisition of S1 occurs prior to the one-year anniversary of the closing date, a maximum consolidated total leverage ratio of 3.25:1.00, and (iii) on and after the one-year anniversary of the closing date, a maximum consolidated total leverage ratio of 3.00:1.00, in each case, as of the last day of each fiscal quarter.

The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility.

Interim Credit Facility

The Company’s previous revolving credit facility expired and was repaid in full on September 29, 2011. On September 29, 2011, the Company entered into a five year senior secured revolving credit facility (the “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as lender, which provided revolving loans, swingline loans and letters of credit in an aggregate principal amount not to exceed $100 million. The Facility had a maturity date of September 29, 2016 and obligations under the Facility were secured and jointly and severally guaranteed by certain domestic and foreign subsidiaries of the Company.

The Company could select either a base rate loan or a LIBOR based loan. Base rate loans are computed at the highest of (a) the national prime interest rate as announced by Wells Fargo, (b) the sum of the Federal fund rate plus 0.5%, or (c) the LIBOR rate for an interest period of one month plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.25%. LIBOR based loans are computed at the applicable LIBOR rate plus a margin ranging from 1.50% to 2.25%. The margins are dependent upon the Company’s total leverage ratio at the end of each quarter. The initial borrowing rate on September 29, 2011 was set using the LIBOR rate option, effecting a rate of 1.74%. Interest was due and payable quarterly.

There was also an unused commitment fee to be paid quarterly of 0.25% to 0.40% based on the Company’s leverage ratio. The initial principal borrowings of $75 million were outstanding through November 10, 2011 at which time the Facility was repaid with borrowings under the new Credit Agreement.

The Facility contained certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Facility also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. At all times during the period the Company was in compliance with its debt covenants.

7. Derivative Instruments and Hedging Activities

The Company had two interest rate swaps that terminated on October 4, 2010. Neither swap qualified for hedge accounting. Accordingly, the loss resulting from the change in the fair value of the interest rate swaps of $0.2 million and $1.6 million for the years ended December 31, 2010 and 2009, respectively, is reflected as expense in other income (expense), net in the accompanying consolidated statements of income.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

• Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

• Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

• Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	September 30,	September 30,	September 30,
Fair Value Measurements at Reporting Date Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Equity Securities	$—	$—	$—

Total assets as of December 31, 2010	$—	$—	$—

Equity Securities	$10,594	$—	$—

Total assets as of December 31, 2011	$10,594	$—	$—

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

The Company pays interest monthly on its Revolving Credit Facility based upon the LIBOR rate plus a margin ranging from 1.50% to 2.50%, the margin being dependent upon the Company’s consolidated total leverage ratio at the end of the quarter. At December 31, 2011, the fair value of the Company’s revolving credit facility approximates its carrying value.

9. Common Stock and Treasury Stock

The Company’s board of directors has approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. Under the program to date, the Company has purchased 8,082,180 shares for approximately $187.1 million. The Company did not repurchase shares under this program during the year ended December 31, 2011. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $22.9 million as of December 31, 2011. Subsequent to December 31, 2011, in February 2012, the Company’s board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million, of which $75 million remains available.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended December 31, 2009 included 150,134 and 23,500 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2010 included 235,986 and 25,950 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2011 included 361,093 and 6,300 shares issued pursuant to stock option exercises and restricted share award grants, respectively.

10. Earnings Per Share

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Weighted average share outstanding:
Basic weighted average shares outstanding	33,457	33,560	34,368
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	738	310	186

Diluted weighted average shares outstanding	34,195	33,870	34,554

For the years ended December 31, 2011, 2010 and 2009, 3.3 million, 5.4 million and 5.6 million, respectively, options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.

11. Other Income/Expense

Other income (expense) is comprised of the following items (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Foreign currency transaction losses	$(753)	$(3,216)	$(5,275)
Loss on interest rate swaps	—	(153)	(1,640)
Gain on transfer of assets underunder contractual obligations	—	—	1,049
Other	(49)	(246)	(782)

Total	$(802)	$(3,615)	$(6,648)

12. Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, EMEA and Asia/Pacific and the Corporate segment. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the Corporate segment. As such, the Company has concluded that its three geographic regions and its Corporate segment are its reportable operating segments.

During the year ended December 31, 2011, the Company changed its segment operating income reporting measure to exclude certain corporate general and administrative expenses. Previously, corporate expenses were allocated to the segments. In addition, amortization expense on acquired intangibles is no longer allocated to the individual segments. All periods presented have been recast to reflect these changes.

The Company allocates segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization costs are allocated as a percentage of the headcount by segment. The Corporate line item consists of the corporate overhead costs that are not allocated to operating segments. Corporate overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

The following is selected segment financial data for the periods indicated (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenues:
Americas	$245,703	$221,560	$222,952
EMEA	164,874	150,525	137,061
Asia/Pacific	54,518	46,339	45,742

	$465,095	$418,424	$405,755

Depreciation and amortization expense:
Americas	$11,139	$9,903	$12,373
EMEA	4,473	3,731	1,954
Asia/Pacific	3,410	3,126	1,300
Corporate	9,355	9,587	8,100

	$28,377	$26,347	$23,727

Stock-based compensation expense:
Americas	$1,496	$1,684	$1,553
EMEA	403	145	291
Asia/Pacific	418	425	429
Corporate	8,937	5,536	5,372

	$11,254	$7,790	$7,645

Operating income (loss):
Americas	$84,662	$74,791	$69,350
EMEA	46,889	43,274	31,083
Asia/Pacific	6,774	(60)	6,293
Corporate	(72,094)	(64,357)	(65,156)

	$66,231	$53,648	$41,570

	September 30,	September 30,
	December 31,
	2011	2010
Long-lived assets:
Americas — United States	$225,094	$189,389
Americas — Other	4,051	4,547
EMEA	56,542	59,494
Asia/Pacific	23,625	25,147

	$309,312	$278,577

	September 30,	September 30,
	December 31,
	2011	2010
Total assets:
Americas — United States	$408,038	$335,457
Americas — Other	26,664	21,254
EMEA	166,997	186,209
Asia/Pacific	62,943	58,609

	$664,642	$601,529

Additionally, the Company offers five primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Retail payments processing	$289,501	$255,536	$255,193
Wholesale banking payments	81,640	86,524	72,608
Payment fraud detection	32,939	22,039	25,521
Card and merchant management	23,130	19,240	15,272
Tools and infrastructure	37,885	35,085	37,161

Total	$465,095	$418,424	$405,755

During the years ended December 31, 2011, 2010 and 2009, approximately 43%, 46%, and 46%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance.

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2011, 2010 and 2009. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2011, 2010 and 2009.

During the years ended December 31, 2011, 2010 and 2009, revenues in the United States were approximately $188.0 million, $163.1 million, and $172.7 million, respectively.

13. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000, or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2011, 2010 and 2009, totaled 40,669, 57,734, and 77,011, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP for each of the years ended December 31, 2011, 2010 and 2009 was approximately $0.2 million.

On July 24, 2007, the Company’s stockholders approved a proposal to amend the ESPP to extend the term of the ESPP by ten years to April 30, 2018. The term of the amended ESPP commenced May 1, 2008 and continues until April 30, 2018 subject to earlier termination by the Company’s board of directors.

Stock Incentive Plans – Active Plans

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

Stock Incentive Plans – Terminated Plans with Options Outstanding

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

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2008	3,428,297	$21.69
Granted	505,183	16.17
Exercised	(150,134)	12.06
Forfeited	(125,606)	31.98
Expired	(100,867)	29.82

Outstanding, December 31, 2009	3,556,873	20.72
Granted	338,950	24.48
Exercised	(235,986)	13.34
Forfeited	(106,625)	18.11
Expired	(42,674)	30.31

Outstanding, December 31, 2010	3,510,538	21.55
Granted	367,202	28.95
Exercised	(361,093)	12.40
Forfeited	(26,591)	20.53

Outstanding, December 31, 2011	3,490,056	$23.28	5.37	$21,943,485

Exercisable, December 31, 2011	2,289,018	$22.88	4.62	$16,297,256

At December 31, 2011, we expect that 94.4% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 was $14.00, $12.22, and $8.59, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $6.7 million, $1.9 million, and $0.8 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, with the following weighted-average assumptions:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Expected life (years)	5.9	5.9	6.0
Risk-free interest rate	1.4%	2.3%	3.0%
Expected volatility	50.6%	50.8%	53.2%
Expected dividend yield	—	—	—

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

During the years ended December 31, 2011, 2010 and 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the fourth quarter of the year ended December 31, 2011, the Company revised the expected attainment for the awards granted in fiscal 2009 from 150% to 200% and the revised the awards granted in fiscal 2010 from 100% to 175% due to changes in forecasted sales and operating income. This change resulted in additional compensation expense of approximately $2.2 million. The expected attainment level for the awards granted in fiscal 2011 is 100%.

A summary of the nonvested LTIP Performance Shares is as follows:

	September 30,	September 30,
	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value
Nonvested at December 31, 2008	—	$—
Granted	216,150	16.52

Nonvested at December 31, 2009	216,150	16.52
Granted	207,180	26.29
Forfeited or expired	(25,620)	16.52
Change in expected attainment for 2009 grants	101,325	16.52

Nonvested at December 31, 2010	499,035	20.57
Granted	237,751	28.94
Forfeited or expired	(36,682)	18.92
Change in expected attainment for 2009 and 2010 grants	231,468	22.71

Nonvested at December 31, 2011	931,571	$23.33

During the years ended December 31, 2011, 2010 and 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2011 and 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. The awards granted during the year ended December 31, 2009, have a requisite service period of four years and vest in increments of 25% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

	September 30,	September 30,
	Restricted	Grant Date
Nonvested Restricted Share Awards	Share Awards	Fair Value
Nonvested at December 31, 2008	462,400	$17.97
Granted	23,500	16.65
Vested	(115,602)	17.97
Forfeited or expired	(55,750)	17.54

Nonvested at December 31, 2009	314,548	17.94
Granted	25,950	22.19
Vested	(95,014)	17.81
Forfeited or expired	(53,186)	18.52

Nonvested at December 31, 2010	192,298	18.42
Granted	6,300	28.95
Vested	(86,325)	18.31
Forfeited or expired	(12,250)	17.52

Nonvested at December 31, 2011	100,023	$19.29

During the years ended December 31, 2011, 2010 and 2009, the Company had 86,325, 95,014 and 115,602 RSA shares vest, respectively. The Company withheld 25,495, 30,304, and 38,167 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2011, there were unrecognized compensation costs of $7.5 million related to nonvested stock options that the Company expects to recognize over a weighted-average period of 2.2 years. As of December 31, 2011, there were unrecognized compensation costs of $1.0 million related to nonvested RSAs that the Company expects to recognize over a weighted-average period of 1.4 years. As of December 31, 2011, there were unrecognized compensation costs of $13.3 million related to nonvested LTIPs that the Company expects to recognize over a weighted-average period of 2.3 years.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2011, 2010, and 2009 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $11.3 million, $7.8 million, and $7.6 million, respectively, with corresponding tax benefits of $4.1 million, $2.9 million, and $3.0 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the year ended December 31, 2011, 2010, and 2009 was $4.5 million, $3.1 million, and $1.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.5 million, $0.7 million, and $0.3 million for the year ended December 31, 2011, 2010, and 2009, respectively.

14. Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 100% of their pretax annual compensation up to a maximum of $17,000 (for employees who are under the age of 50 on December 31, 2011) or a maximum of $22,500 (for employees aged 50 or older on December 31, 2011). The Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2011 and 2010, was $2.8 million and was $2.9 million during the year ended December 31, 2009.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the years ended December 31, 2011 and 2010 was $1.3 million and was $1.4 million for the year ended December 31, 2009.

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
United States	$47,099	$44,400	$22,020
Foreign	17,214	4,302	11,088

Total	$64,313	$48,702	$33,108

The expense (benefit) for income taxes consists of the following (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Federal
Current	$4,150	$1,812	$9,964
Deferred	6,456	12,352	(3,259)

Total	10,606	14,164	6,705
State
Current	1,649	1,685	1,415
Deferred	621	(725)	(2,356)

Total	2,270	960	(941)
Foreign
Current	5,149	6,366	6,465
Deferred	436	17	1,253

Total	5,585	6,383	7,718

Total	$18,461	$21,507	$13,482

Differences between the income tax expense (benefit) computed at the statutory federal income tax rate and per the consolidated statements of income are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Tax expense at federal rate of 35%	$22,510	$17,045	$11,588
State income taxes, net of federal benefit	1,475	695	(293)
Change in valuation allowance	251	(1,587)	(723)
Foreign tax rate differential	(1,572)	1,304	3,499
Tax reserve increase (decrease)	(1,882)	328	(840)
Effect of intellectual property transfer	(2,100)	2,200	2,200
Tax effect of foreign operations	373	919	(742)
Other	(594)	603	(1,207)

Income tax provision	$18,461	$21,507	$13,482

Prior year amounts reflected in the above table have been expanded into additional categories for enhanced disclosure.

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2011 are Canada, Ireland and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the years ended December 31, 2010 and 2009 are Ireland and United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Current net deferred tax assets:
Allowance for uncollectible accounts	$1,184	$1,414
Deferred revenue	9,170	4,622
Alliance deferred costs	8,287	(203)
Deferred acquisition costs	2,480	—
Compensation	6,364	6,268
Other	999	1,250

Total current deferred tax assets	28,484	13,351
Less: valuation allowance	(2,540)	(1,034)

Net current deferred tax assets	$25,944	$12,317

Noncurrent net deferred tax assets:
Noncurrent deferred tax assets
Foreign tax credits	$2,260	$6,706
General business credits	125	1,246
Stock based compensation	12,785	9,921
Foreign net operating loss carryforwards	3,217	4,612
Capital loss carryforwards	3,221	3,259
Deferred revenue	3,913	8,394
Alliance deferred costs	87	9,962
U.S. net operating loss carryforwards	1,783	—
Other	209	276

Total noncurrent deferred tax assets	27,600	44,376

Noncurrent deferred tax liabilities
Depreciation and amortization	(8,539)	(9,415)

Total noncurrent deferred tax liabilities	(8,539)	(9,415)

Less: valuation allowance	(5,595)	(6,818)

Net noncurrent deferred tax assets	$13,466	$28,143

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2011, the Company increased its valuation allowance by $0.3 million.

At December 31, 2011, the Company had domestic tax net operating losses (“NOLs”) of $6.0 million which will begin to expire in 2025. The Company had foreign tax NOLs of $12.8 million, of which $11.3 million may be utilized over an indefinite life, with the remainder expiring over the next 12 years. The Company has provided a $2.7 million valuation allowance against the tax benefit associated with the foreign NOLs.

At December 31, 2011, the Company had domestic capital loss carryforwards of $8.9 million for which a full valuation allowance has been provided. The Company had foreign capital loss carryforwards for tax purposes of $0.5 million for which a full valuation allowance has been provided. The domestic losses expire in 2014 and the foreign capital losses are available indefinitely to offset future capital gains.

The Company had U.S. foreign tax credit carryforwards at December 31, 2011 of $0.5 million, for which a full valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2014. The Company also had domestic general business credit carryforwards at December 31, 2011 of $0.1 million relating to the pre-acquisition periods of acquired companies, which will begin to expire in 2020.

At December 31, 2011, the Company had tax credits associated with various foreign subsidiaries of $1.4 million. The Company has provided a $1.0 million valuation allowance related to these tax credits.

The unrecognized tax benefit at December 31, 2011 and December 31, 2010 was $4.0 million and $8.4 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $3.7 million and $5.7 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Balance of unrecognized tax benefits at beginning of year	$8,414	$10,916	$11,535
Increases for tax positions of prior years	—	398	5,469
Decreases for tax positions of prior years	(310)	—	(4,327)
Increases for tax positions established for the current period	750	421	19
Decreases for settlements with taxing authorities	(36)	(3,000)	(299)
Reductions resulting from lapse of applicable statute of limitation	(4,678)	(308)	(1,602)
Adjustment resulting from foreign currency translation	(128)	(13)	121

Balance of unrecognized tax benefits at end of year	$4,012	$8,414	$10,916

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., United Kingdom and Canada are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following 2007 are open for audit. In the United Kingdom, the Company’s tax returns for the years following 2009 are open for audit, while in Canada, the Company’s tax returns for years following fiscal year 2004 are open for audit.

The Company’s Canadian income tax returns covering fiscal years 2006 and 2007 are under audit by the Canada Revenue Agency. The Company’s Indian income tax returns covering fiscal years 2002 through 2006, plus 2010 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.0 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2011 and December 31, 2010, $1.5 million and $2.2 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the statement of income for the years ended December 31, 2011, 2010, and 2009 is $(0.5) million, $0.4 million, and $0.3 million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $71.5 million are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes that have not been provided is not practicable.

16. Commitments and Contingencies

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

Total operating lease expense for the years ended December 31, 2011, 2010, and 2009 was $20.0 million, $17.8 million, and $17.2 million, respectively.

Capital Leases

The Company leases certain property under capital lease agreements that expire during various years through 2014. The long term portion of capital leases is included in long term liabilities. Amortization expense of assets under capital lease is included in depreciation expense.

Aggregate minimum operating lease payments under these agreements in future fiscal years are as follows (in thousands):

September 30,
Operating
Fiscal Year Ending December 31,	Leases
2012	9,007
2013	8,557
2014	7,118
2015	6,428
2016	5,526
Thereafter	31,873

Total minimum lease payments	$68,509

Aggregate minimum capital lease payments under these agreements in future fiscal years are as follows (in thousands):

September 30,
Fiscal Year Ending December 31,	Capital Leases
2012	1,138
2013	784
2014	176
2015	21
2016	—
Thereafter	—

Total minimum lease payments	$2,119
Amount representing interest	(161)

Present value of minimum lease payments	$1,958

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material effect on the Company’s financial statements.

17. International Business Machines Corporation Alliance

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

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third-party appraiser, is approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2011 and 2010. The remaining balance of $9.3 million is related to prepaid incentives and other obligations and was recorded in the Alliance agreement liability at December 31, 2007.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million in accordance with the terms of Amendment No. 1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2011 and 2010, $20.7 million is refundable subject to achievement of future milestones. No additional payments were received in 2011 or 2010 relating to Amendment No. 1.

The costs incurred by the Company related to internally developed software associated with the technical enablement milestones were capitalized in accordance with ASC 985-20, Software – Cost of Software to be Sold, Leased, or Marketed, when the resulting product reached technological feasibility. Prior to reaching technological feasibility, the costs were expensed as incurred. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones were used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received. During the years ended December 31, 2011, 2010 and 2009, the Company incurred $1.9 million, $9.9 million and $11.0 million of costs related to fulfillment of the technical enablement milestones, respectively. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, and a reduction of operating expenses in the accompanying consolidated statement of income for the years ended December 31, 2011 and 2010.

Changes in the Alliance agreement liability were as follows (in thousands):

September 30,
Alliance
Agreement
Liability
Balance, December 31, 2009	$32,487
Costs related to fulfillment of technical enablement milestones	(9,903)

Balance, December 31, 2010	22,584
Costs related to fulfillment of technical enablement milestones	(1,917)

Balance, December 31, 2011	$20,667

As the Alliance agreement will terminate during the year ended 2012, the entire $20.7 million Alliance agreement liability is classified as short-term in the accompanying consolidated balance sheet as of December 31, 2011.

Of the $22.6 million Alliance agreement liability, $1.9 million is short-term and $20.7 million is long-term in the accompanying consolidated balance sheet as of December 31, 2010.

Revenue will be recognized as sales incentives are earned subject to meeting certain minimum sales targets through December 16, 2013.

On December 16, 2011, the parties determined that the agreement would not be extended beyond its initial five-year term. As a result, the term of the agreement will expire on December 16, 2012.

18. International Business Machines Corporation Information Technology Outsourcing Agreement

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

In addition, IBM provided the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). Transition Services were completed approximately 21 months after the effective date of the Outsourcing Agreement and the Company paid approximately $6.7 million for the Transition Services. These Transition Services were recognized as incurred based on the capital or expense nature of the cost. The Company expensed approximately $0.1 million for Transition Services during the year ended December 31, 2009, that were included in general and administrative expenses in the accompanying consolidated statement of income. Of the $6.7 million recognized, approximately $5.1 million has been paid, approximately $1.4 million is included in other current liabilities and $0.2 million is included in other noncurrent liabilities in the accompanying consolidated balance sheet at December 31, 2011. The Company incurred an additional $0.2 million of datacenter moving costs related to the Transition Services during the year ended December 31, 2009, that are included in general and administrative expenses in the accompanying consolidated statement of income. No transition costs were incurred by the Company during the years ended December 31, 2011 and 2010 nor does the Company anticipate any material future transition costs related to the Outsourcing Agreement.

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

19. Quarterly Financial Data

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software license fees	$60,762	$39,249	$46,085	$43,724
Maintenance fees	39,164	36,928	37,195	35,070
Services	21,956	23,770	18,673	15,371
Software hosting fees	13,155	12,202	11,413	10,378

Total revenues	135,037	112,149	113,366	104,543

Expenses:
Cost of software license fees (1)	4,077	3,763	4,136	3,442
Cost of maintenance, services and hosting fees (1)	27,445	29,996	31,818	29,607
Research and development	20,781	22,481	23,784	23,130
Selling and marketing	20,023	19,814	21,791	19,294
General and administrative	20,191	19,068	15,804	16,362
Depreciation and amortization	5,477	5,759	5,611	5,210

Total expenses	97,994	100,881	102,944	97,045

Operating income	37,043	11,268	10,422	7,498

Other income (expense):
Interest income	676	205	196	238
Interest expense	(1,008)	(406)	(374)	(643)
Other, net	(714)	(46)	260	(302)

Total other income (expense)	(1,046)	(247)	82	(707)

Income before income taxes	35,997	11,021	10,504	6,791
Income tax expense	12,106	482	704	5,169

Net income	$23,891	$10,539	$9,800	$1,622

Earnings per share
Basic (2)	$0.71	$0.31	$0.29	$0.05
Diluted	$0.70	$0.31	$0.29	$0.05

(1)

The cost of software license fees excludes for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31,2011 due to rounding.

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Software license fees	$66,039	$37,804	$31,399	$29,317
Maintenance fees	35,414	32,480	34,207	33,422
Services	26,745	15,439	17,187	14,618
Software hosting fees	13,043	11,294	9,630	10,386

Total revenues	141,241	97,017	92,423	87,743

Expenses:
Cost of software license fees (1)	3,322	3,088	3,107	3,074
Cost of maintenance, services and hosting fees (1)	30,981	28,956	29,303	27,892
Research and development	18,717	18,165	18,798	18,396
Selling and marketing	19,786	17,933	15,989	16,845
General and administrative	20,558	16,341	15,735	17,462
Depreciation and amortization	5,078	5,146	5,125	4,979

Total expenses	98,442	89,629	88,057	88,648

Operating income (loss)	42,799	7,388	4,366	(905)

Other income (expense):
Interest income	230	185	126	124
Interest expense	(514)	(418)	(541)	(523)
Other, net	(163)	(1,556)	(1,682)	(214)

Total other income (expense)	(447)	(1,789)	(2,097)	(613)

Income (loss) before income taxes	42,352	5,599	2,269	(1,518)
Income tax expense	15,254	3,263	2,419	571

Net income (loss)	$27,098	$2,336	$(150)	$(2,089)

Earnings (loss) per share
Basic (2)	$0.82	$0.07	$(0.00)	$(0.06)
Diluted (2)	$0.80	$0.07	$(0.00)	$(0.06)

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

ACI WORLDWIDE, INC. (Registrant)

Date: February 22, 2012	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP G. HEASLEY	President, Chief Executive Officer and Director	February 22, 2012
Philip G. Heasley	(principal executive officer)

/s/ SCOTT W. BEHRENS	Executive Vice President, Chief Financial Officer and	February 22, 2012
Scott W. Behrens	Chief Accounting Officer (principal financial officer)

/s/ HARLAN F. SEYMOUR	Chairman of the Board	February 22, 2012
Harlan F. Seymour	and Director

/s/ ALFRED R. BERKELEY	Director	February 22, 2012
Alfred R. Berkeley

/s/ JAN H. SUWINSKI	Director	February 22, 2012
Jan H. Suwinski

/s/ JOHN D. CURTIS	Director	February 22, 2012
John D. Curtis

/s/ JOHN M. SHAY JR.	Director	February 22, 2012
John M. Shay Jr.

/s/ JAMES C. MCGRODDY	Director	February 22, 2012
James C. McGroddy

/s/ JOHN E. STOKELY	Director	February 22, 2012
John E. Stokely

EXHIBIT INDEX

Exhibit No.			Description

2.01	(1)		Transaction Agreement by and among ACI Worldwide, Inc., Antelope AcquisitionCo., LLC and S1 Corporation

3.01	(2)		Amended and Restated Certificate of Incorporation of the Company

3.02	(3)		Amended and Restated Bylaws of the Company

4.01	(4)		Form of Common Stock Certificate

10.01	(5	) *	Stock and Warrant Holders Agreement, dated as of December 30, 1993

10.02	(6	) *	ACI Holding, Inc. 1994 Stock Option Plan, as amended

10.03	(7	) *	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended

10.04	(8	) *	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended

10.05	(9	) *	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.06	(10	) *	Transaction Systems Architects, Inc. 2000 Non-Employee Director Stock Option Plan, as amended

10.07	(11	) *	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended

10.08	(12	) *	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.09	(13	) *	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers

10.10	(14	) *	Form of Indemnification Agreement between the Company and certain officers, including executive officers

10.11	(15)		Asset Purchase Agreement by and between S2 Systems, Inc. and the Company dated June 29, 2005

10.12	(16	) *	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan

10.13	(17	) *	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan

10.14	(18	) *	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan

10.15	(19	) *	Form of Stock Option Agreement for the Company’s 2000 Non-Employee Director Plan

10.16	(20	) *	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan

10.17	(21	) *	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.18	(22	) *	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.19	(23	) *	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.20	(24	) *	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009

10.21	(25	) *	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005

10.22	(26)		Share Purchase Agreement dated as of May 11, 2006 by and between Transaction Systems Architects, Inc.; PREIPO Bating- und Beteiligungsgesellschaft mbH; RP Vermögensverwaltung GmbH; Mr. Christian Jaron; Mr. Johann Praschinger; and eps Electronic Payment Systems AG

10.23	(27)		Agreement and Plan of Merger dated August 28, 2006 by and among Transaction Systems Architects, Inc., Parakeet MergerSub Corp., and P&H Solutions, Inc.

10.24	(28	) *	Executive Management Incentive Compensation Plan

10.25	(29	) *	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers

10.26	(30	) *	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.27	(31	) ***	Master Alliance Agreement between ACI Worldwide, Inc. and International Business Machines Corporation

10.28	(32)		Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation

10.29	(33)		Warrant Agreement between ACI Worldwide, Inc. and International Business Machines Corporation

10.30	(34	) ***	Master Services Agreement by and between ACI Worldwide, Inc. and International Business Machines Corporation

10.34	(35	) *	Amended and Restated Deferred Compensation Plan

10.35	(36)		Credit Agreement, dated November 10, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A. and the lenders that are party thereto

Exhibit No.			Description

21.01			Subsidiaries of the Registrant (filed herewith)

23.01			Consent of Independent Registered Public Accounting Firm (filed herewith) - Deloitte & Touche LLP

31.01			Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02			Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	*	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02			Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS			XBRL Instance Document

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 3, 2011.

(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed July 30, 2007.

(3)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.

(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(6)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(7)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(8)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(9)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.

(10)	Incorporated herein by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(11)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(12)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007.

(13)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(14)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(15)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on July 1, 2005.

(16)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(17)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(18)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.

(19)	Incorporated herein by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(20)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(21)	Incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(22)	Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(23)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.

(24)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.

(25)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.

(26)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006.

(27)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 1, 2006.

(28)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.

(29)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.

(30)	Incorporated by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(31)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009.

(32)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(33)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the period ended December 31, 2007.

(34)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009.

(35)	Incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010

(36)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed November 14, 2011.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

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