Form 10-Q
period 2012-03-31
ACI WORLDWIDE, INC.
filed 2012-05-10
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, there were 39,757,476 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$201,080	$197,098
Billed receivables, net of allowances of $7,982 and $4,843, respectively	115,446	93,355
Accrued receivables	23,480	6,693
Deferred income taxes, net	39,940	25,944
Recoverable income taxes	5,706	—
Prepaid expenses	17,837	9,454
Other current assets	13,124	9,320

Total current assets	416,613	341,864

Property and equipment, net	45,714	20,479
Software, net	108,268	22,598
Goodwill	487,535	214,144
Other intangible assets, net	129,774	18,343
Deferred income taxes, net	8,186	13,466
Other noncurrent assets	32,586	33,748

TOTAL ASSETS	$1,228,676	$664,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,834	$11,532
Accrued employee compensation	34,122	27,955
Current portion of Term Credit Facility	14,375	—
Deferred revenue	177,801	132,995
Income taxes payable	270	10,427
Alliance agreement liability	20,667	20,667
Accrued and other current liabilities	28,762	23,481

Total current liabilities	298,831	227,057

Noncurrent liabilities
Deferred revenue	29,487	32,721
Note payable under Term Credit Facility	182,500	—
Note payable under Revolving Credit Facility	170,000	75,000
Other noncurrent liabilities	18,683	12,534

Total liabilities	699,501	347,312

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 46,606,796 and 40,821,516 shares issued at March 31, 2012 and December 31, 2011, respectively	232	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 6,834,010 and 7,178,427 shares outstanding at March 31, 2012 and December 31, 2011, respectively	(158,796)	(163,411)
Additional paid-in capital	528,838	322,654
Retained earnings	149,319	151,141
Accumulated other comprehensive loss	(14,421)	(17,261)

Total stockholders’ equity	529,175	317,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,676	$664,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Software license fees	$50,910	$43,724
Maintenance fees	43,735	35,070
Services	22,852	15,371
Software hosting fees	20,128	10,378

Total revenues	137,625	104,543

Expenses:
Cost of software license fees (1)	4,932	3,442
Cost of maintenance, services, and hosting fees (1)	40,891	29,607
Research and development	30,933	23,130
Selling and marketing	20,698	19,294
General and administrative	34,362	16,362
Depreciation and amortization	7,422	5,210

Total expenses	139,238	97,045

Operating income (loss)	(1,613)	7,498

Other income (expense):
Interest income	249	238
Interest expense	(1,891)	(643)
Other, net	878	(302)

Total other income (expense)	(764)	(707)

Income (loss) before income taxes	(2,377)	6,791
Income tax expense (benefit)	(555)	5,169

Net income (loss)	$(1,822)	$1,622

Income (loss) per share information
Weighted average shares outstanding
Basic	36,707	33,318
Diluted	36,707	33,983
Income (loss) per share
Basic	$(0.05)	$0.05
Diluted	$(0.05)	$0.05

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The	accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(1,822)	$1,622

Other comprehensive income:
Unrealized gain on available-for-sale securities	964	—
Reclassification of unrealized gain to a realized gain on available-for-sale securities	(1,557)	—
Foreign currency translation adjustments	3,433	3,451

Total other comprehensive income:	2,840	3,451

Comprehensive income	$1,018	$5,073

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2012	$204	$24,003	$(163,411)	$322,654	$151,141	$(17,261)	$317,330
Net income (loss)	—	—	—	—	(1,822)	—	(1,822)
Other comprehensive income	—	—	—	—	—	2,840	2,840
Issuance of 5,785,280 shares of common stock for acquisition of S1 Corporation	28	—	—	204,828	—	—	204,856
Issuance of 95,500 shares from treasury stock for for acquisition of S1 Corporation	—	—	2,174	—	—	—	2,174
Repurchase of 164,100 shares of common stock	—	—	(6,241)	—	—	—	(6,241)
Stock-based compensation	—	—	—	5,618	—	—	5,618
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	10,919	(4,262)	—	—	6,657
Repurchase of restricted stock for tax withholdings	—	—	(2,237)	—	—	—	(2,237)

Balance as of March 31, 2012	$232	$24,003	$(158,796)	$528,838	$149,319	$(14,421)	$529,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,822)	$1,622
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	2,673	1,683
Amortization	7,522	5,136
Deferred income taxes	3,223	2,868
Stock-based compensation expense	5,618	2,369
Excess tax benefit of stock options exercised	(1,936)	(895)
Other	(1,322)	72
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	22,793	9,422
Other current and noncurrent assets	(2,026)	(2,420)
Accounts payable	(543)	(2,921)
Accrued employee compensation	(28,412)	(10,564)
Accrued liabilities	(10,181)	(2,995)
Current income taxes	(12,189)	(2,746)
Deferred revenue	3,922	17,894
Other current and noncurrent liabilities	66	(582)

Net cash flows from operating activities	(12,614)	17,943

Cash flows from investing activities:
Purchases of property and equipment	(1,316)	(5,188)
Purchases of software and distribution rights	(776)	(1,844)
Alliance technical enablement expenditures	—	(256)
Acquisition of businesses, net of cash acquired	(270,948)	(16,729)

Net cash flows from investing activities	(273,040)	(24,017)

Cash flows from financing activities:
Proceeds from issuance of common stock	386	300
Proceeds from exercises of stock options	4,399	1,782
Excess tax benefit of stock options exercised	1,936	895
Repurchases of common stock	(6,241)	—
Repurchase of restricted stock for tax withholdings	(2,237)	(346)
Proceeds from revolver portion of credit agreement	95,000	—
Proceeds from term portion of credit agreement	200,000	—
Repayment of term portion of credit agreement	(3,125)	—
Payments for debt issuance costs	(553)	—
Payments on debt and capital leases	(796)	(524)

Net cash flows from financing activities	288,769	2,107

Effect of exchange rate fluctuations on cash	867	1,539

Net increase in cash and cash equivalents	3,982	(2,428)
Cash and cash equivalents, beginning of period	197,098	171,310

Cash and cash equivalents, end of period	$201,080	$168,882

Supplemental cash flow information
Income taxes paid, net	$11,816	$7,845
Interest paid	$1,740	$562

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 22, 2012. Results for the three months ended March 31, 2012, are not necessarily indicative of results that may be attained in the future.

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

Revenue

Vendor-Specific Objective Evidence

Certain of the Company’s software license arrangements include post contract customer support (maintenance or “PCS”) terms that fail to achieve vendor-specific objective evidence (“VSOE”) of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. As a result of the maturation of certain retail payment engine products, including BASE24, a higher number of software license arrangements in the Americas and Europe Middle East and Africa (“EMEA”) operating segments fail to achieve VSOE of fair value for PCS due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term of PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended March 31,
	2012	2011
Software license fees	$11,659	$22,918
Maintenance fees	3,996	5,265
Services	435	123

Total	$16,090	$28,306

Adoption of New Accounting Pronouncement

On January 1, 2012, the Company adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which requires presentation of the components of net income (loss) and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Also, in December of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).

On January 1, 2012, the Company adopted 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

2. Acquisitions

S1 Corporation

On February 10, 2012, the Company completed the exchange offer for S1 Corporation and all its subsidiaries. The acquisition was effectively closed on February 13, 2012 for approximately $368.7 million in cash and 5.9 million shares of the Company’s stock, including 95,500 shares reissued from Treasury stock, resulting in a total purchase price of $587.3 million (the “Merger”). The combination of the Company and S1 will create a leader in the global enterprise payments industry. The combined company will have enhanced scale, breadth and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

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

Each outstanding option to acquire S1 common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive the merger consideration with respect to the number of shares of S1 common stock that would have been issuable upon a net exercise of such option, assuming the market value of the S1 common stock at the time of such exercise was equal to the value of the merger consideration as of the close of trading on the day immediately prior to the effective date of the Merger. Any outstanding option with a per share exercise price that was greater than or equal to such amount was cancelled and terminated and no payment was made with respect thereto. In addition, each S1 restricted stock unit award outstanding immediately prior to the effective time of the Merger was fully vested and cancelled, and each holder of such awards became entitled to receive the Merger Consideration for each share of S1 common stock into which the vested portion of the awards would otherwise have been converted. Each S1 restricted stock award was vested immediately prior to the effective time of the Merger and was entitled to receive the Merger Consideration.

Additionally, the Company had previously purchased 1,107,000 shares of S1 stock that were held as available-for-sale securities prior to the acquisition date. The fair value of those shares as of February 13, 2012, has been included in the total purchase price with the previously unrealized gain of approximately $1.6 million being recognized as a gain and included in other income (expense) in the statements of operations for the three months ended March 31, 2012.

The Company used $73.7 million of its cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 3, Debt, for terms of the financing arrangement.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters, property and equipment, leases, etc. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period. The purchase price of S1 Corporation’s common stock as of the date of acquisition was comprised of (in thousands):

Amount
Cash payments to S1 shareholders	$365,918
Issuance of ACI common stock	204,857
Reissuance of treasury stock	2,174
Cash payments for noncompete agreements	2,778
S1 shares previously held as available-for-sale securities	11,557

Total Purchase Price	$587,284

The Company incurred approximately $5.2 million in transaction related expenses during the three months ended March 31, 2012, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

S1 contributed approximately $22.5 million in revenue and $8.8 million in net operating losses to the period ended March 31, 2012, which includes severance and accelerated share-based compensation expense related to the integration activities.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the three months ended March 31, 2012, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$97,748
Billed and accrued receivables, net	62,584
Other current assets	27,708

Total current assets acquired	188,040

Noncurrent assets:
Property and equipment	25,991
Goodwill	271,286
Software	88,277	5-10 years
Customer relationships	108,690	10 -20 years
Trademarks	4,500	3 years
Covenant not to compete	360	3 years
Other noncurrent assets	17,897

Total assets acquired	705,041

Current liabilities:
Deferred revenue	34,341
Accrued employee compensation	33,975
Other current liabilities	26,400

Total current liabilities acquired	94,716

Noncurrent liabilities acquired	23,041

Total liabilities acquired	117,757

Net assets acquired	$587,284

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced global product capabilities, complementary products and customers.

The following pro forma financial information presents the combined historical results of the combined Company as if the acquisition had occurred January 1, 2011 (in thousands, except per share data).

	Pro Forma Results of Operations for the Three Months Ended March 31,
	2012	2011
Total Revenues	170,390	162,383
Net loss	(384)	(1,100)

Loss per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income (loss) to give effect to: estimated adjustments to expenses to remove the amortization on eliminated S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisition (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting S1 debt and added estimated interest expense on the Company’s Term Credit Facility and additional borrowings on the Revolving Credit Facility. In addition, the March 31, 2012 pro forma financials have been adjusted for the following transaction related items: $4.3 million in additional revenue for impact of the revaluation of deferred revenue to fair value, $9.6 million in employee related actions, including accelerated share-based compensation on vested Transaction RSAs, $7.8 million on investment bank fees paid by the Company and S1 and $1.2 million in other one-time professional fees related to the acquisition.

3. Debt

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

On November 10, 2011, the Company borrowed an aggregate principal amount of $75 million under the Revolving Credit Facility and did not borrow any amount under the Term Credit Facility. On February 10, 2012, the Company borrowed an additional $95.0 million under the Revolving Credit Facility$200.0 million under the Term Credit Facility, bringing the total aggregate principal balance to $370 million. These additional borrowings were in connection with the S1 acquisition that was completed on February 13, 2012. In connection with obtaining the credit agreement, the Company incurred debt issue costs of $12.3 million, $11.8 million of which were paid at December 31, 2011 with the remainder paid as of March 31, 2012.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2012 is 2.25%.

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

The Company paid $3.1 million in principal payments for the Term Credit Facility during the three months ended March 31, 2012. The following payments are expected for the Term Credit Facility over the subsequent five year period:

	Payments due by Period (amounts in thousands)
	Remainder of 2012	2013	2014	2015	2016
Term Credit Facility	$10,625	$17,500	$26,250	$30,000	$112,500

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

The Company’s obligations and the obligations of the guarantors under the Guaranty and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Corporation and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, and in each case is subject to certain exclusions set forth in the credit documentation governing the Credit Facility.

The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. At all times during the period the Company was in compliance with its debt covenants.

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2012 and 2011 totaled 12,483 and 11,373, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2011	3,490,056	$23.28
Granted	14,984	39.25
Exercised	(302,224)	14.55
Forfeited	(24,966)	21.64
Expired	(1,500)	10.04

Outstanding as of March 31, 2012	3,176,350	$24.20	5.26	$51,042,035

Exercisable as of March 31, 2012	2,052,169	$23.92	4.55	$33,553,777

As of March 31, 2012, the Company expects that 94.6% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2012 was $18.51. No options were granted during the three months ended March 31, 2011. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2012 and 2011. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $7.0 million and $2.8 million, respectively.

The fair value of options granted during the three months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

Three Months Ended March 31, 2012
Expected life (years)	5.55
Interest rate	1.1%
Volatility	51.3%
Dividend yield	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The expected option life was the average number of years that the Company estimated that the options will be outstanding, based primarily on historical employee option exercise behavior.

The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2012 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2011	931,571	$23.33
Granted	11,987	39.25
Forfeited	(10,426)	27.22

Nonvested as of March 31, 2012	933,132	$23.49

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2012 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	100,023	$19.29
Vested	(37,583)	16.58
Forfeited	(7,250)	16.52

Nonvested as of March 31, 2012	55,190	$21.51

During the three months ended March 31, 2012, 37,583 shares of the RSAs vested. The Company withheld 11,152 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Stock Incentive Plan — S1 Corporation 2003 Stock Incentive Plan, as amended and restated

In relation to the acquisition of S1 Corporation discussed in Note 2, the Company amended the S1 Corporation 2003 Stock Incentive Plan, as previously amended and restated (the “S1 2003 Incentive Plan”). Restricted share awards (“RSAs) were granted to S1 employees by S1 Corporation prior to the acquisition by the Company in accordance with the terms of the Transaction Agreement (“Transaction RSAs”) under the S1 2003 Incentive Plan. These are the only equity awards currently outstanding under the S1 2003 Incentive Plan and no further grants will be made.

Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of the Company’s stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. If an employee is terminated without cause within 12 months from the acquisition date, the RSAs 100% vest. Stock is issued without direct cost to the employee. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The conversion of the Transaction RSAs was treated as a modification and as such they were valued immediately prior to and after modification. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period. The incremental fair value as measure upon modification will be recognized on a straight-line basis from modification date through the end of the requisite service period.

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of March 31, 2012 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	—	$—
Transaction RSAs converted upon acquisition of S1	170,205	35.41
Vested	(67,857)	35.41
Forfeited	(747)	35.41

Nonvested as of March 31, 2012	101,601	$35.41

During the three months ended March 31, 2012, 67,857 shares of the Transaction RSAs vested. The Company withheld 27,310 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2012, there were unrecognized compensation costs of $6.3 million related to nonvested stock options, $3.5 million related to the nonvested RSAs, and $11.8 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.1 years, 3.0 years and 2.1 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended March 31, 2012 and 2011 related to stock options, LTIP performance shares, RSAs, and the ESPP of $5.6 million and $2.4 million, respectively, with corresponding tax benefits of $2.0 million and $0.9 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended March 31, 2012 and 2011 was $4.4 million and $1.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.5 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the three months ended March 31, 2012, were as follows (in thousands):

	Unallocated	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2011	$—	$198,598	$43,612	$19,366	$261,576
Total impairment prior to December 31, 2011	—	(47,432)	—	—	(47,432)

Balance as of December 31, 2011	—	151,166	43,612	19,366	214,144
Addition—acquisition of S1 (1)	271,286	—	—	—	271,287
Foreign currency translation adjustments	—	58	1,386	661	2,104

Balance as of March 31, 2012	$271,286	$151,224	$44,998	$20,027	$487,535

(1)	Addition relates to the goodwill acquired in the acquisition of S1 as discussed in Note 2. The Company has not yet determined the allocation of the goodwill to the segments due to the preliminary nature of the allocation of the purchase price as discussed in Note 2 and expects to complete the allocation of goodwill during the three months ended June 30, 2012.

6. Software and Other Intangible Assets

At March 31, 2012, software net book value totaling $108.3 million, net of $59.7 million of accumulated amortization, includes the net book value of software marketed for external sale of $91.3 million. The remaining software net book value of $17.0 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2012 and 2011 totaled $2.8 million and $1.6 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $2.5 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$149,388	$(25,564)	$123,824	$40,298	$(23,392)	$16,906
Purchased contracts	10,920	(10,298)	622	10,750	(10,023)	727
Trademarks and tradenames	5,814	(831)	4,983	1,291	(585)	706
Covenant not to compete	443	(98)	345	80	(76)	4

	$166,565	$(36,791)	$129,774	$52,419	$(34,076)	$18,343

Other intangible assets amortization expense for the three months ended March 31, 2012 and 2011 totaled $2.3 million and $1.6 million, respectively.

Based on capitalized software and other intangible assets at March 31, 2012, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2012	$17,093	$9,622
2013	15,881	12,583
2014	13,002	10,796
2015	9,861	7,464
2016	8,537	6,993
Thereafter	43,894	82,316

Total	$108,268	$129,774

7. Fair Value of Financial Instruments

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

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities at December 31, 2011 were comprised entirely of S1 Corporation common stock. The Company utilized quoted prices from an active exchange market to fair value its equity securities. The Company acquired S1 Corporation during the first quarter of 2012, subsequently the S1 common stock has been delisted and all S1 assets and liabilities have been consolidated into the Company’s condensed consolidated financial statements as of March 31, 2012. The Company recognized a gain of approximately $1.6 million during the three months ended March 31, 2012 related to price appreciation of the S1 shares held prior to the acquisition date. See Note 2 for further discussion.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities	$10,594	$—	$—

Total assets as of December 31, 2011	$10,594	$—	$—

Equity Securities	$—	$—	$—

Total assets as of March 31, 2012	$—	$—	$—

The fair values of cash equivalents approximate the carrying values due to the short period of time to maturity. The estimated fair value of total debt was $375.3 million and $76.8 million at March 31, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates (level 2 of the fair value hierarchy).

8. Corporate Restructuring and Other Organizational Changes

During the three months ended March 31, 2012, the Company reduced its headcount by 179 employees as a part of its integration with newly acquired S1. In connection with these actions, during the three months ended March 31, 2012, approximately $6.2 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations. The charges, by segment, were as follows for the three months ended March 31, 2012: $2.6 million in the Americas segment, $2.9 million in the EMEA segment, and $0.7 million in the Asia/Pacific segment. Approximately $0.9 million of these termination costs were paid during the three months ended March 31, 2012. The remaining liability is expected to be paid over the next 12 months.

The components of corporate restructuring and other reorganization charges from the acquisition of S1 are included in the following table (in thousands):

Termination Benefits
Balance, December 31, 2011	—
Additional restructuring charges incurred	6,239
Amounts paid during the period	(894)
Other (1)	31

Balance, March 31, 2012	$5,376

(1)	Other includes the impact of foreign currency translation.

The liability is included in accrued employee compensation in the accompanying condensed consolidated balance sheet at March 31, 2012.

9. Stock Repurchase Plan

As of December 31, 2011, the Company’s board of directors had approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, the Company’s board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. Under the program to date, the Company has purchased 8,246,280 shares for approximately $193.3 million. The Company repurchased 164,100 shares for $6.2 million during the three months ended March 31, 2012. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $68.8 million as of March 31, 2012.

10. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average share outstanding:
Basic weighted average shares outstanding	36,707	33,318
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	—	665

Diluted weighted average shares outstanding	36,707	33,983

The diluted earnings per share computation excludes 7.1 million and 3.2 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares for the three months ended March 31, 2012 and 2011, respectively, as their effect would be anti-dilutive.

11. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	Three Months Ended March 31,
	2012	2011
Foreign currency transaction losses	$(649)	$(239)
Realized gain on available-for-sale securities	1,557	—
Other	(30)	(63)

Total	$878	$(302)

12. Comprehensive Income (Loss)

All of the $14.4 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

13. Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, EMEA and Asia/Pacific and the Corporate line item. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the Corporate line item. As such, the Company has concluded that its three geographic regions and Corporate line item are its reportable operating segments.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Americas	$74,181	$52,330
EMEA	44,792	42,141
Asia/Pacific	18,652	10,072

	$137,625	$104,543

Operating income (loss):
Americas	$20,163	$11,516
EMEA	12,004	11,452
Asia/Pacific	4,226	(582)
Corporate	(38,006)	(14,888)

	$(1,613)	$7,498

	March 31,	December 31,
	2012	2011
Total assets:
Americas - United States (1)	$891,905	$408,038
Americas - Other	26,753	26,664
EMEA	227,358	166,997
Asia/Pacific	82,660	62,943

	$1,228,676	$664,642

(1)	The goodwill related to the S1 acquisition is included in Americas – United States as of March 31, 2012. See Note 5 for further discussion.

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2012 and 2011. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2012. Aggregate revenues attributable to customers in the United Kingdom accounted for 14.9% of the Company’s consolidated revenues during the three months ended March 31, 2011.

14. Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 23.3%. The earnings of the Company’s foreign entities for the three months ended March 31, 2012 was $9.7 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a high rate. The effective tax rate for the three months ended March 31, 2012 was negatively impacted by S1 acquisition related expenses that are not deductible for tax purposes.

The effective tax rate for the three months ended March 31, 2011 was 76.1%. The earnings (losses) of the Company’s foreign entities for the three months ended March 31, 2011 was $0.2 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2011 was negatively impacted by the Company’s inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The Company’s effective tax rate could fluctuate significantly on a quarterly basis and could be negatively affected to the extent earnings are lower in the countries in which it operates that have a lower statutory rate or higher in the countries in which it operates that have a higher statutory rate or to the extent it has losses sustained in countries where the future utilization of losses are uncertain. The Company’s effective tax rate could also fluctuate due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, the Company is occasionally subject to examination of its income tax returns by tax authorities in the jurisdictions it operates. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

The amount of unrecognized tax benefits for uncertain tax positions was $16.9 million as of March 31, 2012 and $4.0 million as of December 31, 2011, excluding related liabilities for interest and penalties of $1.4 million and $1.5 million as of March 31, 2012 and December 31, 2011, respectively. The amount of unrecognized tax benefits for uncertain tax positions increased by $13.3 million during the quarter ended March 31, 2012 for the uncertain tax positions of S1, which were included in the preliminary purchase price allocation.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.6 million, due to the settlement of various audits and the expiration of statutes of limitation.

15. Commitments and Contingencies

Operating Leases Acquired

Through the acquisition of S1, the Company obtained leases of office space and equipment under operating leases that run through October 2028. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Aggregate minimum operating lease payments under these newly obtained agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2012	3,295
2013	3,732
2014	2,525
2015	1,782
2016	1,344
Thereafter	4,536

Total minimum lease payments	$17,214

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Indemnities

Under certain customer contracts acquired in the acquisition of S1, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at March 31, 2012.

16. Subsequent Events

On April 1, 2012, the Company provided notice of termination for the Master Services Agreement with International Business Machines to outsource the Company’s internal information technology environment. The effective date of the termination will be January 31, 2013. The Company will incur a $3.0 million termination fee that will be paid at the termination date of January 31, 2013, in addition to additional fees related to the transition in accordance with the terms of the agreement that we expect to pay as incurred.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	the global financial crisis and the continuing decline in the global economy;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	consolidations and failures in the financial services industry;

•	increased competition;

•	restrictions and other financial covenants in our credit facility;

•	the restatement of our financial statements;

•	the accuracy of management’s backlog estimates;

•	impairment of our goodwill or intangible assets;

•	exposure to unknown tax liabilities;

•	risks from operating internationally;

•	our offshore software development activities;

•	customer reluctance to switch to a new vendor;

•	the performance of our strategic product, BASE24-eps;

•	our strategy to migrate customers to our next generation products;

•	ratable or deferred recognition of certain revenue associated with customer migrations and the maturity of certain of our products;

•	demand for our products;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	business interruptions or failure of our information technology and communication systems;

•	our alliance with International Business Machines Corporation (“IBM”);

•	the complexity of our products and services and the risk that they may contain hidden defects or be subjected to security breaches or viruses;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	the protection of our intellectual property in intellectual property litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	the risk that expected synergies, operational efficiencies and cost savings from our recent acquisition of S1 Corporation (“S1”) may not be fully realized or realized within the expected timeframe;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 22, 2012. Results for the three months ended March, 2012, are not necessarily indicative of results that may be attained in the future.

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

We derive a majority of our revenues from non-domestic operations and believe our greatest opportunities for growth exist largely in international markets. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and provide low-cost centers of expertise to support a growing international customer base. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow low-cost centers of expertise in Romania and India.

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

•

Availability of Credit. There were significant disruptions in the capital and credit markets and many lenders and financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs or reducing the availability of funds to finance our existing operations as well as those of our customers. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

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

•

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies, some financial institutions, retailers and electronic payment processors are seeking to transition their systems to make use of cloud technology. Currently this is impacting areas such as customer relationship management systems rather than payment services. Our investment in ACI On Demand provides us the grounding to deliver cloud capabilities in the future.

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

•

Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Recent moves to set an end date for the transition to SEPA payment mechanisms will drive more volume to these systems with the potential to cause banks to review the capabilities of the systems supporting these payments. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations. However, current uncertainty over the future of the Euro currency may delay further take up of the SEPA payment mechanisms.

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

Acquisition

On February 10, 2012, we completed the exchange offer for S1 Corporation and all its subsidiaries. The acquisition was effectively closed on February 13, 2012 for approximately $368.7 million in cash and 5.9 million shares of our stock, including 95,500 shares reissued from Treasury stock, resulting in a total purchase price of $587.3 million (the “Merger”). The combination of the Company and S1 will create a leader in the global enterprise payments industry. The combined company will have enhanced scale, breadth and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

The Merger was accounted for using the acquisition method of accounting with the Company identified as the acquirer. Under the acquisition method of accounting, we recorded all assets acquired and liabilities assumed at their respective acquisition-date fair values.

We used $73.7 million of our cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 3, Debt, for terms of the financing arrangement.

The acquisition of S1 positions us as a full-service global leader of financial and payment solutions, with the ability to deliver the broadest suite of payment offerings globally targeting financial organizations, processors and retailers–supported by a global team of expert, local employees. S1 brings to the Company a highly complementary set of products, strong global capabilities and success with a range of financial institutions and retailers. Together, the combined company will provide a rich set of capabilities across the broadest payment solutions to serve retail banking, wholesale banking, processors and retailers, and is well positioned to address both emerging and developed payments markets.

We anticipate that with S1 the Company will achieve annual cost synergies of approximately $33 million. In addition, the increased global scale and expected cost savings are expected to generate margin expansion.

Restructuring

During the three months ended March 31, 2012, we reduced our headcount by 179 employees as a part of our integration with newly acquired S1. In connection with these actions, during the three months ended March 31, 2012, approximately $6.2 million of termination costs were recognized in general and administrative expense in the condensed consolidated statements of operations. Approximately $0.9 million of these termination costs were paid during the three months ended March 31, 2012. The remaining liability is expected to be paid over the next 12 months.

Subsequent Events

On April 1, 2012, we provided notice of termination for the Master Services Agreement with International Business Machines to outsource our internal information technology environment. The effective date of the termination will be January 31, 2013. We will incur a $3.0 million termination fee that will be paid at the termination date of January 31, 2013, in addition to additional fees related to the transition in accordance with the terms of the agreement.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2012 and December 31, 2011 (in millions). The March 31, 2012 60-month backlog estimate includes approximately $705 million as a result of the acquisition of S1. Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2012	December 31, 2011
Americas	$1,405	$912
EMEA	669	514
Asia/Pacific	243	191

Total	$2,317	$1,617

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of March 31, 2012 and December 31, 2011 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2012	December 31, 2011
Committed	$1,117	$952
Renewal	1,200	665

Total	$2,317	$1,617

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2012 and December 31, 2011 (in millions). The March 31, 2012 12-month backlog estimate includes approximately $174 million as a result of the acquisition of S1. For all periods reported, approximately 92% of our 12-month backlog estimate is Committed Backlog and approximately 8% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2012			December 31, 2011
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$282	$59	$341	$183	$47	$230
EMEA	124	44	168	97	43	140
Asia/Pacific	48	25	73	38	16	54

Total	$454	$128	$582	$318	$106	$424

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$25,400	18.5%	$12,565	12.0%
Monthly license fees (MLFs)	25,510	18.5%	31,159	29.8%

Software license fees	50,910	37.0%	43,724	41.8%
Maintenance fees	43,735	31.8%	35,070	33.5%
Services	22,852	16.6%	15,371	14.7%
Software hosting fees	20,128	14.6%	10,378	9.9%

Total revenues	137,625	100.0%	104,543	100.0%

Expenses:
Cost of software licenses fees	4,932	3.6%	3,442	3.3%
Cost of maintenance, services, and hosting fees	40,891	29.7%	29,607	28.3%
Research and development	30,933	22.5%	23,130	22.1%
Selling and marketing	20,698	15.0%	19,294	18.5%
General and administrative	34,362	25.0%	16,362	15.7%
Depreciation and amortization	7,422	5.4%	5,210	5.0%

Total expenses	139,238	101.2%	97,045	92.8%

Operating income (loss)	(1,613)	-1.2%	7,498	7.2%

Other income (expense):
Interest income	249	0.2%	238	0.2%
Interest expense	(1,891)	-1.4%	(643)	-0.6%
Other, net	878	0.6%	(302)	-0.3%

Total other income (expense)	(764)	-0.6%	(707)	-0.7%

Income (loss) before income taxes	(2,377)	-1.7%	6,791	6.5%
Income tax expense (benefit)	(555)	-0.4%	5,169	4.9%

Net income (loss)	$(1,822)	-1.3%	$1,622	1.6%

Three-Month Period Ended March 31, 2012 Compared to Three-Month Period March 31, 2011

Revenues

Total revenues for the three months ended March 31, 2012 increased $33.1 million, or 31.6%, as compared to the same period in 2011 of which $22.5 million, or 21.5%, was due to the acquisition of S1. Total revenues increased as a result of a $7.2 million, or 16.4%, increase in software license fee revenues, a $8.7 million, or 24.7%, increase in maintenance fee revenue, a $7.5 million, or 48.7%, increase in services revenues, and a $9.7 million, or 93.9%, increase in software hosting fees revenue.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $21.9 million, $2.6 million and $8.6 million, respectively.

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

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the period over which these revenues are being recognized, our MLF revenues have decreased during the three months ended March 31, 2012 as compared to the same period in 2011.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended March 31, 2012 compared to the same period in 2011, increased by $12.8 million, or 102.2%, of which $1.9 million, or 14.8% was due to the addition of S1. The increase in ILF revenues is primarily due to an increase in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue increased in all operating segments with the Americas, EMEA, and Asia/Pacific operating segments increasing by $4.8 million, $4.1 million and $3.9 million, respectively. Included in the above is an increase in capacity-related revenues of $8.7 million primarily in the EMEA operating segments and to a lesser extent in the Americas and Asia/Pacific operating segments within the three months ended March 31, 2012 as compared to the same period in 2011.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $5.6 million, or 18.1%, during the three months ended March 31, 2012, as compared to the same period in 2011 with the Americas and EMEA operating segments decreasing by $0.3 million and $5.7 million, respectively, offset by an increase of $0.4 million in the Asia/Pacific operating segment. MLF revenue increased $0.7 million, or 2.2%, due to the addition of S1. The overall decrease in MLF revenues is primarily due to a reduction in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products primarily in the EMEA operating segment.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $8.7 million, or 24.7%, during the three months ended March 31, 2012, as compared to the same period in 2011 of which $6.1 million, or 17.4%, was due to the addition of S1. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific operating segments by $5.2 million, $2.1 million and $1.4 million, respectively. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base, expanded product usage by existing customers, and increased adoption of our enhanced support programs.

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

Services revenue increased $7.5 million, or 48.7%, for the three months ended March 31, 2012, as compared to the same period in 2011 of which $6.0 million, or 39.3%, is due to the addition of S1. Services revenue increased in all operating segments with the Americas, EMEA and Asia/Pacific operating segments increasing by $2.9 million, $1.8 million and $2.8 million, respectively.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $9.7 million, or 93.9%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 of which $7.8 million, or 75.0%, is due to the addition of S1. Software hosting fee revenue increased in the Americas and EMEA segments by $9.3 million and $0.4 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the three months ended March 31, 2012 increased $42.2 million, or 43.5%, as compared to the same period of 2011. Included in operating expenses for the three months ended March 31, 2012 were approximately $26.4 million of operating expenses related to the addition of S1. Additionally, there were approximately $15.0 million of one-time costs incurred in the three months ended March 31, 2012 related to the acquisition of S1 including $9.1 million of severance charges including accelerated share-based compensation expense, $4.1 million related to investment banking fees and $1.8 million of additional professional fees and other one-time expenses incurred related to the acquisition of S1. Excluding these expenses, total operating expenses increased approximately $0.8 million in the three months ended March 31, 2012 compared to the same period in 2011.

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

Cost of software licenses fees increased $1.5 million, or 43.3%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of $1.3 million from the addition of S1.

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

Cost of maintenance, services, and hosting fees increased $11.3 million, or 38.1%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of $11.2 million from the addition of S1.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $7.8 million, or 33.7%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of $6.2 million from the addition of S1. The remaining $1.6 million is primarily due to higher personnel related costs.

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

Selling and marketing expense increased $1.4 million, or 7.3%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of $2.3 million from the addition of S1 partially offset by $0.9 million of lower personnel related expenses primarily associated with lower sales.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $18.0 million, or 110.0%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of $15.0 million of one-time costs incurred in the three months ended March 31, 2012 related to the acquisition of S1 including $9.1 million of severance charges including accelerated share-based compensation expense, $4.1 million related to investment banking fees and $1.8 million of additional professional fees and other one-time expenses incurred related to the acquisition of S1. The remaining increase is the result of $3.7 million from the addition of S1 partially offset by a $0.7 million decrease in general and administrative expenses due to lower personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense increased $2.2 million, or 42.5%, during the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of $1.7 million from the addition of S1. The remaining $0.5 million increase is the result of higher capital expenditures.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended March 31, 2012 by $0.6 million in net foreign currency losses, as compared with $0.2 million in net losses during the same period in 2011. Interest expense increased $1.2 million during the three months ended March 31, 2012 compared to the same period in 2011 due to the increased debt used to partially fund the S1 acquisition during the first quarter of 2012. Interest income was flat for the three months ended March 31, 2012 when compared to the corresponding period in 2011. The Company also realized a gain of $1.6 million on the shares of S1 stock previously held as available-for-sale during the three months ended March 31, 2012.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 23.3%. The earnings of our foreign entities for the three months ended March 31, 2012 were $9.7million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a high rate. The effective tax rate for the three months ended March 31, 2012 was negatively impacted by S1 acquisition related expenses that are not deductible for tax purposes. Our effective tax rate is no longer negatively impacted by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The effective tax rate for the three months ended March 31, 2011 was 76.1%. The effective tax rate for the three months ended March 31, 2011 was negatively impacted by our inability to recognize income tax benefits during the period on losses sustained in certain tax jurisdictions where the future utilization of the losses are uncertain, and by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be negatively affected to the extent earnings are lower in the countries in which we operate that have a lower statutory rate or higher in the countries in which we operate that have a higher statutory rate or the extent we have losses sustained in countries where the future utilization of losses are uncertain. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are occasionally subject to examination of our income tax returns by tax authorities in the jurisdictions we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Americas	$74,181	$52,330
EMEA	44,792	42,141
Asia/Pacific	18,652	10,072

	$137,625	$104,543

Operating income (loss):
Americas	$20,163	$11,516
EMEA	12,004	11,452
Asia/Pacific	4,226	(582)
Corporate	(38,006)	(14,888)

	$(1,613)	$7,498

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

Operating segment results are impacted by both direct expenses and allocated shared function costs such as global product development, global customer operations and global product management. Shared function costs are allocated to the geographic operating segments as a percentage of revenue or as a percentage of headcount. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the corporate line item.

The increase in revenue and operating income for all geographic segments is due to the acquisition of S1 during the three months ended March 31, 2012. The Corporate line item’s operating loss increased for the three months ended March 31, 2012 compared to the same period in 2011 due to approximately $15.0 million in one-time expenses related to the acquisition of S1 as well as the increase in amortization expense for the intangible assets acquired.

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

As of March 31, 2012, we had $201.1 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of March 31, 2012, $104.4 million of the $201.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$(12,614)	$17,943
Investing activities	(273,040)	(24,017)
Financing activities	288,769	2,107

Net cash flows provided by (used by) operating activities for the three months ended March 31, 2012 amounted to $(12.6) million as compared to $17.9 million during the same period in 2011. The comparative period decrease was primarily due to the payment of $19.4 million in S1 acquisition related acquired liabilities, $5.8 million of the Company’s transaction fees related to the acquisition of S1, and an additional $4.0 million in tax payments during the three months ended March 31, 2012 compared to the same period in 2011. Our current policy is to use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the first three months of 2012, we paid $270.9 million, net of $97.7 million in cash acquired, to acquire S1. Additionally, we used cash of $2.1 million to purchase software, property and equipment.

In the first three months of 2012, we received proceeds of $295 million from our Credit Agreement to partially fund our purchase of S1. We repaid $3.1 million of the Term Credit Facility during the three months ended March 31, 2012. In addition, during the first three months of 2012, we received proceeds of $6.7 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $6.2 million for the repurchases of common stock and $2.2 million for the repurchase of restricted stock for tax withholdings. In addition, we made payments to third-party institutions, primarily related to debt and capital leases, totaling $0.8 million.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months and foreseeable future.

Debt

As of March 31, 2012, we had up to $80.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At March 31, 2012 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2012 was 2.25%.

We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our Credit Agreement, our liquidity or materially impacted our funding costs. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results and financial conditions, the amount of available unused borrowings under our existing Revolving Credit Facility may be insufficient to meet our needs and/or our access to capital outside of our Credit Agreement may not be available on terms acceptable to us or at all.

Stock Repurchase Program

As of December 31, 2011, our board of directors has approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, our board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. Under the program to date, we have purchased 8,246,280 shares for approximately $193.3 million. We purchased 164,100 shares for $6.2 million during the three months ended March 31, 2012. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $68.8 million as of March 31, 2012.

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

Contractual Obligations and Commercial Commitments

Other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2011.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$17,214	$3,295	$6,257	$3,126	$4,536
Revolving Credit Facility (2)	170,000	—	—	170,000	—
Term Credit Facility (2)	196,875	14,375	47,500	135,000	—
Revolving Credit Facility interest (3)	17,627	3,825	7,650	6,152	—
Term Credit Facility interest (3)	15,882	4,317	7,404	4,161	—

Total	$417,598	$25,812	$68,811	$318,439	$4,536

(1)	Operating leases acquired as a result of the S1 acquisition.
(2)	Increase in the Revolving Credit Facility and Term Credit Facility represent debt used to partially fund the S1 acquisition during the three months ended March 31, 2012.
(3)	Based upon the debt outstanding and interest rate in effect at March 31, 2012 of 2.25%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at March 31, 2012 is $18.3 million. The liability for unrecognized tax benefits increased during the three months ended March 31, 2012 by $13.3 million related to uncertain tax positions of S1 Corporation and subsidiaries.

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

During the three months ended March 31, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on February 22, 2012, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the three months ended March 31, 2012. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2012, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

On February 13, 2012, the Company completed its acquisition of S1 Corporation (“S1”). The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through March 31, 2012 and believes the internal controls and procedures of S1 will have a material effect on the Company’s internal control over financial reporting. See Note 2 “Acquisitions” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating S1 operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that except for the acquisition of S1, there were no other changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2011. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2012	—		$—	—		$22,920,000
February 1 through February 29, 2012	200,596	(1)	37.38	164,100	(2)	$68,779,000
March 1 through March 31, 2012	1,966	(1)	39.66	—		$68,779,000

Total	202,562		$37.40	164,100

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2012, 105,440 shares of the RSAs vested. We withheld 38,462 of those shares to pay the employees’ portion of applicable payroll taxes.
(2)	In February 2012, our board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total remaining dollar amount authorized to $75 million. Subsequent to the increase, we repurchased 164,100 shares for $6.2 million, leaving the remaining dollar value of shares to be repurchased at $68.8 million.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our board of directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million, of which approximately $68.8 million remains available. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The following presents the retrospective application of ASU 2011-05 for each of the three years ended December 31:

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2011	2010	2009
Net income	$45,852	$27,195	$19,626

Other comprehensive income:
Unrealized gain on available-for-sale securities	594	—	—
Foreign currency translation adjustments	(2,711)	(279)	8,398

Total other comprehensive income:	(2,117)	(279)	8,398

Comprehensive income	$43,735	$26,916	$28,024

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
3.01 (1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	Furnished, not filed
(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 9, 2012	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01(1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02(2)	Amended and Restated Bylaws of the Company

4.01(3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	Furnished, not filed
(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.