Form 10-Q
period 2012-06-30
ACI WORLDWIDE, INC.
filed 2012-08-06
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Kraft Rd, Suite 300 Naples, FL 34105	(239) 403-4600
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

As of July 31, 2012, there were 39,215,726 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$149,616	$197,098
Billed receivables, net of allowances of $8,046 and $4,843, respectively	119,708	93,355
Accrued receivables	30,845	6,693
Deferred income taxes, net	39,136	25,944
Recoverable income taxes	9,398	—
Prepaid expenses	15,461	9,454
Other current assets	9,669	9,320

Total current assets	373,833	341,864

Property and equipment, net	38,813	20,479
Software, net	117,648	22,598
Goodwill	480,900	214,144
Other intangible assets, net	128,624	18,343
Deferred income taxes, net	30,383	13,466
Other noncurrent assets	32,798	33,748

TOTAL ASSETS	$1,202,999	$664,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,238	$11,532
Accrued employee compensation	34,621	27,955
Current portion of term credit facility	15,000	—
Deferred revenue	165,137	132,995
Income taxes payable	—	10,427
Alliance agreement liability	20,667	20,667
Accrued and other current liabilities	29,337	23,481

Total current liabilities	292,000	227,057

Noncurrent liabilities
Deferred revenue	38,723	32,721
Note payable under term credit facility	178,750	—
Note payable under revolving credit facility	170,000	75,000
Other noncurrent liabilities	27,940	12,534

Total liabilities	707,413	347,312

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 46,606,796 and 40,821,516 shares issued at June 30, 2012 and December 31, 2011, respectively	232	204
Common stock warrants	24,003	24,003
Treasury stock, at cost, 7,399,101 and 7,178,427 shares outstanding at June 30, 2012 and December 31, 2011, respectively	(186,977)	(163,411)
Additional paid-in capital	533,149	322,654
Retained earnings	144,668	151,141
Accumulated other comprehensive loss	(19,489)	(17,261)

Total stockholders’ equity	495,586	317,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,202,999	$664,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Software license fees	$36,645	$46,085	$87,555	$89,809
Maintenance fees	49,359	37,195	93,094	72,265
Services	33,888	18,673	56,740	34,044
Software hosting fees	29,905	11,413	50,033	21,791

Total revenues	149,797	113,366	287,422	217,909

Expenses:
Cost of software license fees (1)	5,818	4,136	10,750	7,578
Cost of maintenance, services, and hosting fees (1)	55,715	31,818	96,606	61,425
Research and development	35,027	23,784	65,960	46,914
Selling and marketing	23,178	21,791	43,876	41,085
General and administrative	28,236	15,804	62,598	32,166
Depreciation and amortization	9,681	5,611	17,103	10,821

Total expenses	157,655	102,944	296,893	199,989

Operating income (loss)	(7,858)	10,422	(9,471)	17,920

Other income (expense):
Interest income	234	196	483	434
Interest expense	(2,875)	(374)	(4,766)	(1,017)
Other, net	(347)	260	531	(42)

Total other income (expense)	(2,988)	82	(3,752)	(625)

Income (loss) before income taxes	(10,846)	10,504	(13,223)	17,295
Income tax expense (benefit)	(6,195)	704	(6,750)	5,873

Net income (loss)	$(4,651)	$9,800	$(6,473)	$11,422

Income (loss) per share information
Weighted average shares outstanding
Basic	39,263	33,446	37,985	33,383
Diluted	39,263	34,254	37,985	34,120

Income (loss) per share
Basic	$(0.12)	$0.29	$(0.17)	$0.34
Diluted	$(0.12)	$0.29	$(0.17)	$0.33

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(4,651)	$9,800	$(6,473)	$11,422

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	964	—
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	—	(1,557)	—
Foreign currency translation adjustments	(5,078)	906	(1,635)	4,357

Total other comprehensive income (loss):	(5,078)	906	(2,228)	4,357

Comprehensive income (loss)	$(9,729)	$10,706	$(8,701)	$15,779

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2012	$204	$24,003	$(163,411)	$322,654	$151,141	$(17,261)	$317,330
Net loss	—	—	—	—	(6,473)	—	(6,473)
Other comprehensive loss	—	—	—	—	—	(2,228)	(2,228)
Issuance of 5,785,280 shares of common stock for acquisition of S1 Corporation	28	—	—	204,828	—	—	204,856
Issuance of 95,500 shares from treasury stock for for acquisition of S1 Corporation	—	—	2,174	—	—	—	2,174
Repurchase of 1,125,792 shares of common stock	—	—	(44,064)	—	—	—	(44,064)
Stock-based compensation	—	—	—	9,086	—	—	9,086
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	20,688	(3,419)	—	—	17,269
Repurchase of restricted stock for tax withholdings	—	—	(2,364)	—	—	—	(2,364)

Balance as of June 30, 2012	$232	$24,003	$(186,977)	$533,149	$144,668	$(19,489)	$495,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(6,473)	$11,422
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	6,129	3,528
Amortization	17,204	10,593
Deferred income taxes	(3,019)	6,303
Stock-based compensation expense	9,086	4,533
Excess tax benefit of stock options exercised	(2,828)	(1,066)
Other	(538)	210
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	7,509	6,456
Other current and noncurrent assets	2,727	277
Accounts payable	3,172	(3,779)
Accrued employee compensation	(27,856)	(4,189)
Accrued liabilities	(13,278)	(5,085)
Current income taxes	(13,411)	(3,404)
Deferred revenue	3,865	4,569
Other current and noncurrent liabilities	(356)	(4,884)

Net cash flows from operating activities	(18,067)	25,484

Cash flows from investing activities:
Purchases of property and equipment	(3,392)	(7,870)
Purchases of software and distribution rights	(2,172)	(5,288)
Alliance technical enablement expenditures	—	(256)
Acquisition of businesses, net of cash acquired	(275,380)	(16,850)
Other investments	(1,046)	—

Net cash flows from investing activities	(281,990)	(30,264)

Cash flows from financing activities:
Proceeds from issuance of common stock	738	628
Proceeds from exercises of stock options	13,806	2,375
Excess tax benefit of stock options exercised	2,828	1,066
Repurchases of common stock	(44,064)	—
Repurchase of restricted stock for tax withholdings	(2,364)	(366)
Proceeds from revolver portion of credit agreement	95,000	—
Proceeds from term portion of credit agreement	200,000	—
Repayment of term portion of credit agreement	(6,250)	—
Payments for debt issuance costs	(553)	—
Payments on debt and capital leases	(4,578)	(867)

Net cash flows from financing activities	254,563	2,836

Effect of exchange rate fluctuations on cash	(1,988)	1,441

Net increase (decrease) in cash and cash equivalents	(47,482)	(503)
Cash and cash equivalents, beginning of period	197,098	171,310

Cash and cash equivalents, end of period	$149,616	$170,807

Supplemental cash flow information
Income taxes paid, net	$17,036	$11,862
Interest paid	$3,891	$855

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 22, 2012. Results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be attained in the future.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Software license fees	$9,799	$18,922	$21,458	$41,840
Maintenance fees	4,273	3,547	8,269	8,812
Services	197	336	632	459

Total	$14,269	$22,805	$30,359	$51,111

Adoption of New Accounting Pronouncement

On January 1, 2012, the Company adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). Also, in December of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).

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

2. Acquisitions

North Data Uruguay S.A.

On May 24, 2012, the Company closed the acquisition of North Data Uruguay S.A. (“North Data”). North Data had been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of North Data was $4.6 million, which included cash acquired of $0.1 million. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $3.5 million of goodwill and $2.2 million of customer relationships with an weighted-average useful life of 12.6 years. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing including, but not limited to, deferred revenue, certain tax accounts, and intangibles. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region. Pro forma results are not presented because they are not material.

S1 Corporation

On February 10, 2012, the Company completed the exchange offer for S1 Corporation and all its subsidiaries. The acquisition was effectively closed on February 13, 2012 for approximately $368.7 million in cash and 5.9 million shares of the Company’s stock, including 95,500 shares reissued from Treasury stock, resulting in a total purchase price of $587.3 million (the “Merger”). The combination of the Company and S1 will create a leader in the global enterprise payments industry. The combined company will have enhanced scale, breadth, and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

Under the terms of the transaction, S1 stockholders could elect to receive $10.00 in cash or 0.3148 shares of the Company’s stock for each S1 share they owned, subject to proration, such that in the aggregate 33.8% of S1 shares were exchanged for the Company’s shares and 66.2% were exchanged for cash. No S1 shareholders received fractional shares of the Company’s stock. Instead, the total number of shares that each holder of S1 common stock received was rounded down to the nearest whole number, and the Company paid cash for any resulting fractional share determined by multiplying the fraction by $34.14.

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

Additionally, the Company had previously purchased 1,107,000 shares of S1 stock that were held as available-for-sale securities prior to the acquisition date. The fair value of those shares as of February 13, 2012, has been included in the total purchase price with the previously unrealized gain of approximately $1.6 million being recognized as a gain and included in other income (expense) in the statements of operations for the six months ended June 30, 2012.

The Company used $73.7 million of its cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 3, Debt, for terms of the financing arrangement.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters, property and equipment, leases, and certain customer projects. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period. The purchase price of S1 Corporation’s common stock as of the date of acquisition was comprised of (in thousands):

Amount
Cash payments to S1 shareholders	$365,918
Issuance of ACI common stock	204,857
Reissuance of treasury stock	2,174
Cash payments for noncompete agreements	2,778
S1 shares previously held as available-for-sale securities	11,557

Total Purchase Price	$587,284

The Company incurred approximately $0.9 million and $6.1 million in transaction related expenses during the three and six months ended June 30, 2012, respectively, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

S1 contributed approximately $43.1 million and $65.6 million in revenue during the three and six months ended June 30, 2012. S1 contributed $3.5 million and $12.3 million in operating losses to the three and six months ended June 30, 2012, which includes non-recurring severance and accelerated share-based compensation expense related to the integration activities.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the six months ended June 30, 2012, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$97,748
Billed and accrued receivables, net	65,329
Other current assets	19,752

Total current assets acquired	182,829

Noncurrent assets:
Property and equipment	19,326
Goodwill	263,704
Software	87,538	5 - 10 years
Customer relationships	108,690	10 - 20 years
Trademarks	4,500	3 years
Covenant not to compete	360	3 years
Other noncurrent assets	26,096

Total assets acquired	693,043

Current liabilities:
Deferred revenue	34,341
Accrued employee compensation	34,689
Other current liabilities	26,867

Total current liabilities acquired	95,897

Noncurrent liabilities acquired	9,862

Total liabilities acquired	105,759

Net assets acquired	$587,284

During the three months ended June 30, 2012, the Company made adjustments to the preliminary purchase price allocation as additional information became available to accrued receivables, other current assets, property and equipment, software, other noncurrent assets, accrued employee compensation, other current and noncurrent liabilities. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced global product capabilities, and complementary products and customers.

The pro forma financial information in the table below presents the combined historical results of the combined Company as if the acquisition had occurred January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income (loss) for three months and six months ended June 30, 2012 and 2011 to give effect to estimated adjustments to expenses to remove the amortization on eliminated S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisition (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting S1 debt and added estimated interest expense on the Company’s Term Credit Facility and additional borrowings on the Revolving Credit Facility and to eliminate share-based compensation expense for eliminated positions. Additionally, certain one-time transaction expenses that are a direct result of the acquisition have been excluded from the three months and six months ended June 30, 2012.

	Pro Forma Results of Operations for the Three Months Ended June 30,		Pro Forma Results of Operations for the Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenues	159,441	176,691	329,831	339,074
Net Income	6,550	8,342	6,166	7,242

Income per share
Basic	$0.17	$0.21	$0.16	$0.18
Diluted	$0.16	$0.21	$0.15	$0.18

3. Debt

Credit Facility

On November 10, 2011, the Company entered into the Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan. The Credit Agreement consists of a five-year $250 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $200 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. As of June 30, 2012, the Company had up to $80 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

On November 10, 2011, the Company borrowed an aggregate principal amount of $75 million under the Revolving Credit Facility and did not borrow any amount under the Term Credit Facility. On February 10, 2012, the Company borrowed an additional $95.0 million under the Revolving Credit Facility and $200.0 million under the term Credit Facility, bringing the total aggregate principal balance to $370.0 million. These additional borrowings were in connection with the S1 acquisition that was completed on February 13, 2012. In connection with obtaining the credit agreement, the Company incurred debt issue costs of $12.3 million, $11.8 million of which were paid at December 31, 2011 with the remainder paid as of June 30, 2012.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at June 30, 2012 was 2.25%.

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

The Company paid $6.3 million in principal payments for the Term Credit Facility during the six months ended June 30, 2012. The following payments are expected for the Term Credit Facility over the subsequent five year period:

	Payments due by Period (amounts in thousands)
	Remainder of 2012	2013	2014	2015	2016
Term Credit Facility	$7,500	$17,500	$26,250	$30,000	$112,500

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

The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. As of June 30, 2012, and at all times during the period the Company was in compliance with its debt covenants.

During the three months ended June 30, 2012, the Company financed the five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016. As of June 30, 2012, $2.9 million was recorded in accrued and other current liabilities and $9.3 million in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2012 and 2011 totaled 21,727 and 20,730, respectively.

Stock Incentive Plans – Active Plans

On June 14, 2012, the stockholders of the Company approved the Second Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 5,000,000 to 7,750,000.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2011	3,490,056	$23.28
Granted	74,984	39.54
Exercised	(703,911)	19.61
Forfeited	(35,956)	22.82
Expired	(4,000)	10.19

Outstanding as of June 30, 2012	2,821,173	$24.65	5.22	$55,190,215

Exercisable as of June 30, 2012	1,742,982	$24.13	4.54	$34,994,228

As of June 30, 2012, the Company expects that 94.6% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $23.77 and $13.69, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2012 and 2011. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $14.0 million and $3.7 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Expected life (years)	10.00	9.11	5.50	5.50
Interest rate	1.6%	1.5%	1.6%	1.6%
Volatility	53.4%	53.0%	50.8%	50.8%
Dividend yield	—	—	—	—

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

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of June 30, 2012 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2011	931,571	$23.33
Granted	11,987	39.25
Forfeited	(21,878)	26.04

Nonvested as of June 30, 2012	921,680	$23.47

A summary of nonvested restricted share awards (“RSAs”) as of June 30, 2012 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2011	100,023	$19.29
Granted	3,500	38.72
Vested	(40,183)	16.78
Forfeited	(7,250)	16.52

Nonvested as of June 30, 2012	56,090	$22.66

During the six months ended June 30, 2012, 40,183 shares of the RSAs vested. The Company withheld 11,969 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Stock Incentive Plan – S1 Corporation 2003 Stock Incentive Plan, as amended and restated

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

Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of the Company’s stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. If an employee is terminated without cause within 12 months from the acquisition date, the RSAs 100% vest. Stock is issued without direct cost to the employee. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The conversion of the Transaction RSAs was treated as a modification and as such, they were valued immediately prior to and after modification. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period. The incremental fair value as measure upon modification will be recognized on a straight-line basis from modification date through the end of the requisite service period.

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of June 30, 2012 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2011	—	$—
Transaction RSAs converted upon acquisition of S1	170,205	35.41
Vested	(75,478)	35.41
Forfeited	(15,540)	35.41

Nonvested as of June 30, 2012	79,187	$35.41

During the six months ended June 30, 2012, 75,478 shares of the Transaction RSAs vested. The Company withheld 29,563 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2012, there were unrecognized compensation costs of $6.6 million related to nonvested stock options, $2.6 million related to the nonvested RSAs, and $10.0 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.8 years, 2.9 years and 1.9 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended June 30, 2012 and 2011 related to stock options, LTIP performance shares, RSAs, and the ESPP of $3.5 million and $2.1 million, respectively, with corresponding tax benefits of $1.3 million and $0.8 million, respectively. The Company recorded stock-based compensation expenses for the six months ended June 30, 2012 and 2011 related to stock options, LTIP performance shares, RSAs, and the ESPP of $9.1 million and $4.5 million, respectively, with corresponding tax benefits of $3.3 million and $1.7 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the six months ended June 30, 2012 and 2011 was $13.8 million and $2.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.0 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2012, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2011	$198,598	$43,612	$19,366	$261,576
Total impairment prior to December 31, 2011	(47,432)	—	—	(47,432)

Balance as of December 31, 2011	151,166	43,612	19,366	214,144
Addition—acquisition of S1 (1)	271,286	—	—	271,286
Addition—acquisition of North Data (2)	3,498	—	—	3,498
Adjustments to goodwill (3)	(7,582)	—	—	(7,582)
Foreign currency translation adjustments	(109)	(643)	306	(446)

Balance as of June 30, 2012	$418,259	$42,969	$19,672	$480,900

(1)	Addition relates to the goodwill acquired in the acquisition of S1 as discussed in Note 2. The Company has not yet determined the allocation of the goodwill to the segments due to the preliminary nature of the allocation of the purchase price as discussed in Note 2. As of June 30, 2012, the entire balance is included in the Americas segment.
(2)	Addition relates to the goodwill acquired in the acquisition of North Data as discussed in Note 2.
(3)	Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). The adjustments to goodwill presented in the table above were not significant to our previously reported operating results or financial position.

6. Software and Other Intangible Assets

At June 30, 2012, software net book value totaling $117.6 million, net of $62.3 million of accumulated amortization, includes the net book value of software marketed for external sale of $87.8 million. The remaining software net book value of $29.8 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended June 30, 2012 and 2011 totaled $3.4 million and $1.7 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2012 and 2011 totaled $6.2 million and $3.3 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $3.0 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $5.5 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$151,126	$(27,862)	$123,264	$40,298	$(23,392)	$16,906
Purchased contracts	10,736	(10,235)	501	10,750	(10,023)	727
Trademarks and tradenames	5,769	(1,225)	4,544	1,291	(585)	706
Covenant not to compete	440	(125)	315	80	(76)	4

	$168,071	$(39,447)	$128,624	$52,419	$(34,076)	$18,343

Other intangible assets amortization expense for the three months ended June 30, 2012 and 2011 totaled $3.2 million and $1.7 million, respectively. Other intangible assets amortization expense for the six months ended June 30, 2012 and 2011 totaled $5.5 million and $3.3 million, respectively.

Based on capitalized software and other intangible assets at June 30, 2012, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2012	$12,033	$6,472
2013	19,492	12,702
2014	17,265	10,962
2015	13,751	7,639
2016	11,555	7,171
Thereafter	43,552	83,678

Total	$117,648	$128,624

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

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities at December 31, 2011 were comprised entirely of S1 Corporation common stock. The Company utilized quoted prices from an active exchange market to fair value its equity securities. The Company acquired S1 Corporation during the first quarter of 2012, subsequently the S1 common stock has been delisted and all S1 assets and liabilities have been consolidated into the Company’s condensed consolidated financial statements as of June 30, 2012. The Company recognized a gain of approximately $1.6 million during the six months ended June 30, 2012 related to price appreciation of the S1 shares held prior to the acquisition date. See Note 2 for further discussion.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities	$10,594	$—	$—

Total assets as of December 31, 2011	$10,594	$—	$—

Equity Securities	$—	$—	$—

Total assets as of June 30, 2012	$—	$—	$—

The fair values of cash equivalents approximate the carrying values due to the short period of time to maturity. The estimated fair value of total debt was $371.7 million and $76.8 million at June 30, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates (level 2 of the fair value hierarchy).

8. Corporate Restructuring and Other Organizational Changes

During the three and six months ended June 30, 2012, the Company reduced its headcount by 90 and 269 employees, respectively, as a part of its integration with newly acquired S1. In connection with these actions, approximately $3.4 million and $9.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three and six months ended June 30, 2012, respectively. The charges, by segment, were as follows for the three months ended June 30, 2012: $1.7 million in the Americas segment, $1.6 million in the EMEA segment, and $0.1 million in the Asia/Pacific segment. The charges, by segment, were as follows for the six months ended June 30, 2012: $4.3 million in the Americas segment, $4.5 million in the EMEA segment, and $0.8 million in the Asia/Pacific segment. Approximately $5.1 million and $6.0 million of these termination costs were paid during the three and six months ended June 30, 2012, respectively. The remaining liability is expected to be paid over the next 12 months.

The components of corporate restructuring and other reorganization charges from the acquisition of S1 are included in the following table (in thousands):

Termination Benefits
Balance, December 31, 2011	$—
Additional restructuring charges incurred	9,627
Amounts paid during the period	(5,973)
Other (1)	(81)

Balance, June 30, 2012	$3,573

(1)	Other includes the impact of foreign currency translation.

The liability is included in accrued employee compensation in the accompanying condensed consolidated balance sheet at June 30, 2012.

9. Stock Repurchase Plan

As of December 31, 2011, the Company’s board of directors had approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, the Company’s board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. Under the program to date, the Company has purchased 9,207,972 shares for approximately $231.1 million. The Company repurchased 1,125,792 shares for $44.1 million during the six months ended June 30, 2012. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $31.0 million as of June 30, 2012.

10. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average share outstanding:
Basic weighted average shares outstanding	39,263	33,446	37,985	33,383
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	—	808	—	737

Diluted weighted average shares outstanding	39,263	34,254	37,985	34,120

The diluted earnings (loss) per share computation excludes 6.7 million and 6.9 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares during the three and six months ended June 30, 2012, respectively. The diluted earnings per share computation for the three and six months ended June 30, 2011,excludes 3.2 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares as their effect would be anti-dilutive.

11. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency transaction gains (losses)	$(360)	$286	$(1,009)	$47
Realized gain on available-for-sale securities	—	—	1,557	—
Other	13	(26)	(17)	(89)

Total	$(347)	$260	$531	$(42)

12. Comprehensive Income (Loss)

The majority of the $19.5 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Americas	$81,727	$57,974	$155,908	$110,304
EMEA	49,616	41,880	94,408	84,021
Asia/Pacific	18,454	13,512	37,106	23,584

	$149,797	$113,366	$287,422	$217,909

Operating income (loss):
Americas	$9,928	$15,920	$30,091	$27,436
EMEA	12,446	9,835	24,450	21,287
Asia/Pacific	3,798	1,105	8,024	522
Corporate	(34,030)	(16,438)	(72,036)	(31,325)

	$(7,858)	$10,422	$(9,471)	$17,920

	June 30,	December 31,
	2012	2011
Total assets:
Americas - United States (1)	$883,030	$408,038
Americas - Other	33,751	26,664
EMEA	201,797	166,997
Asia/Pacific	84,421	62,943

	$1,202,999	$664,642

(1)	The goodwill related to the S1 acquisition is included in Americas – United States as of June 30, 2012. See Note 5 for further discussion.

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months and six ended June 30, 2012 and 2011. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2012. Aggregate revenues attributable to customers in the United Kingdom accounted for 11.2% and 13.0% of the Company’s consolidated revenues during the three and six months ended June 30, 2011.

14. Income Taxes

The effective tax rate for the three and six months ended June 30, 2012 was 57.1% and 51.0%, respectively. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2012 was $12.8 million and $22.5 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three and six months ended June 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the three and six months ended June 30, 2012 was positively impacted by a $1.4 million release of a valuation allowance during the three months ended June 30, 2012. The valuation allowance was released based upon evidence that one of the Company’s foreign entities will be able to fully utilize its remaining tax losses.

The effective tax rate for the three and six months ended June 30, 2011 was 6.7% and 34.0%, respectively. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2011 was $10.2 million and $10.4 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three and six months ended June 30, 2011 was positively impacted by the favorable adjustment of $3.9 million to the Company’s uncertain tax positions during the three months ended June 30, 2011, partially offset by a reversal of related deferred tax assets of $1.7 million. The effective tax rate for the three and six months ended June 30, 2011 was positively impacted by tax rates in foreign jurisdictions that are less than the Company’s domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

The amount of unrecognized tax benefits for uncertain tax positions was $22.5 million as of June 30, 2012 and $4.0 million as of December 31, 2011, excluding related liabilities for interest and penalties of $1.9 million and $1.5 million as of June 30, 2012 and December 31, 2011, respectively. The amount of unrecognized tax benefits for uncertain tax positions increased by $18.4 million during the six months ended June 30, 2012 for the uncertain tax positions of S1, which were included in the preliminary purchase price allocation.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.4 million, due to the settlement of various audits and the expiration of statutes of limitation.

15. Commitments and Contingencies

Operating Leases Acquired

Through the acquisition of S1, the Company obtained leases of office space and equipment under operating leases that run through October 2023. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Aggregate minimum operating lease payments under these newly obtained agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2012	2,169
2013	3,687
2014	2,506
2015	1,763
2016	1,325
Thereafter	4,436

Total minimum lease payments	$15,886

New Operating Leases entered into in 2012

In addition to the leases acquired through the acquisition of S1, the Company entered into several new operating lease agreements of office space during the six months ended June 30, 2012. The new leases run through March 2022. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2012	202
2013	492
2014	498
2015	566
2016	596
Thereafter	1,404

Total minimum lease payments	$3,758

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

Indemnities

Under certain customer contracts acquired in the acquisition of S1, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at June 30, 2012.

16. International Business Machines Corporation Information Technology Outsourcing Agreement

On April 1, 2012, the Company provided notice of termination for the Master Services Agreement with International Business Machines to outsource the Company’s internal information technology environment. The effective date of the termination is January 31, 2013.

The Company has recorded the $3.0 million termination fee in general and administrative expenses during the three months ended June 30, 2012 in the accompanying consolidated condensed statements of operations. The termination fee is due on the termination date of January 31, 2013. In addition, the Company will incur additional fees related to the transition in accordance with the terms of the agreement that we expect to expense and pay as incurred.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 22, 2012. Results for the three and six months ended June 30, 2012, are not necessarily indicative of results that may be attained in the future.

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

•

Adoption of real time delivery. Customer expectations, from both consumers and corporate, are driving the payments world to more real time delivery. In the UK, payments sent through the traditional ACH multi day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds. This is being considered in several countries including Singapore and the US. Corporate customers expect real time information on the status of their payments instead of waiting for an end of day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real time execution of transactions and delivery of information through real time tools such as dashboards so our experience will be valuable in addressing this trend.

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

•

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies, some financial institutions, retailers and electronic payment processors are seeking to transition their systems to make use of cloud technology. Currently this is impacting areas such as customer relationship management systems rather than payment services. Our investment in ACI On Demand provides us the infrastructure to deliver cloud capabilities in the future.

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

•

Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our Agile Payments Solution strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

•

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Our customers have been making use of existing products to deploy mobile banking, mobile payment and mobile commerce and mobile payment solutions for their customers in many countries. The recent S1 acquisition has provided new product capabilities and led to the launch of ACI Mobile Channel Manager in June 2012. As the market continues to develop, we expect to extend our product sets as appropriate to support mobile functionality.

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

Acquisitions

North Data Uruguay S.A.

On May 24, 2012, we closed the acquisition of North Data Uruguay S.A. (“North Data”). North Data had been a long-term partner of ours, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of North Data was $4.6 million, which included cash acquired of $0.1 million. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region.

SI Corporation

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

We have achieved annual cost synergies of approximately $33 million with S1. We anticipate we will achieve an additional $20 million in cost synergies as a result of IT, facilities, and data center consolidations in future periods. In addition, the increased global scale and expected cost savings are expected to generate margin expansion.

Restructuring

During the six months ended June 30, 2012, we reduced our headcount by 269 employees as a part of our integration with newly acquired S1. In connection with these actions, during the three and six months ended June 30, 2012, approximately $3.4 million and $9.6 million, respectively, of termination costs were recognized in general and administrative expense in the condensed consolidated statements of operations. Approximately $6.0 million of these termination costs were paid during the six months ended June 30, 2012. The remaining liability is expected to be paid over the next 12 months.

International Business Machines Corporation Information Technology Outsourcing Agreement

On April 1, 2012, we provided notice of termination for the Master Services Agreement with International Business Machines to outsource our internal information technology environment. The effective date of the termination will be January 31, 2013.

We have recorded the $3.0 million termination fee in general and administrative expenses during the three months ended June 30, 2012 in the accompanying consolidated condensed statements of operations. The termination fee is due on the termination date of January 31, 2013. In addition, we will incur additional fees related to the transition in accordance with the terms of the agreement that we expect to expense and pay as incurred.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). The June 30, 2012 60-month backlog estimate includes approximately $690 million as a result of the acquisition of S1. Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2012	March 31, 2012	December 31, 2011
Americas	$1,414	$1,405	$912
EMEA	653	669	514
Asia/Pacific	239	243	191

Total	$2,306	$2,317	$1,617

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2012	March 31, 2012	December 31, 2011
Committed	$1,096	$1,117	$952
Renewal	1,210	1,200	665

Total	$2,306	$2,317	$1,617

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). The June 30, 2012 12-month backlog estimate includes approximately $168 million as a result of the acquisition of S1. For all periods reported, approximately 90% of our 12-month backlog estimate is Committed Backlog and approximately 10% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2012
	Monthly Recurring	Non- Recurring	Total
Americas	$278	$63	$341
EMEA	120	38	158
Asia/Pacific	48	23	71

Total	$446	$124	$570

	March 31, 2012			December 31, 2011
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$282	$59	$341	$183	$47	$230
EMEA	124	44	168	97	43	140
Asia/Pacific	48	25	73	38	16	54

Total	$454	$128	$582	$318	$106	$424

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$12,103	8.1%	$12,704	11.2%	$37,503	13.0%	$25,269	11.6%
Monthly license fees (MLFs)	24,542	16.4%	33,381	29.4%	50,052	17.4%	64,540	29.6%

Software license fees	36,645	24.5%	46,085	40.7%	87,555	30.5%	89,809	41.2%
Maintenance fees	49,359	33.0%	37,195	32.8%	93,094	32.4%	72,265	33.2%
Services	33,888	22.6%	18,673	16.5%	56,740	19.7%	34,044	15.6%
Software hosting fees	29,905	20.0%	11,413	10.1%	50,033	17.4%	21,791	10.0%

Total revenues	149,797	100.0%	113,366	100.0%	287,422	100.0%	217,909	100.0%

Expenses:
Cost of software licenses fees	5,818	3.9%	4,136	3.6%	10,750	3.7%	7,578	3.5%
Cost of maintenance, services, and hosting fees	55,715	37.2%	31,818	28.1%	96,606	33.6%	61,425	28.2%
Research and development	35,027	23.4%	23,784	21.0%	65,960	22.9%	46,914	21.5%
Selling and marketing	23,178	15.5%	21,791	19.2%	43,876	15.3%	41,085	18.9%
General and administrative	28,236	18.8%	15,804	13.9%	62,598	21.8%	32,166	14.8%
Depreciation and amortization	9,681	6.5%	5,611	4.9%	17,103	6.0%	10,821	5.0%

Total expenses	157,655	105.2%	102,944	90.8%	296,893	103.3%	199,989	91.8%

Operating income (loss)	(7,858)	-5.2%	10,422	9.2%	(9,471)	-3.3%	17,920	8.2%

Other income (expense):
Interest income	234	0.2%	196	0.2%	483	0.2%	434	0.2%
Interest expense	(2,875)	-1.9%	(374)	-0.3%	(4,766)	-1.7%	(1,017)	-0.5%
Other, net	(347)	-0.2%	260	0.2%	531	0.2%	(42)	0.0%

Total other income (expense)	(2,988)	-2.0%	82	0.1%	(3,752)	-1.3%	(625)	-0.3%

Income (loss) before income taxes	(10,846)	-7.2%	10,504	9.3%	(13,223)	-4.6%	17,295	7.9%
Income tax expense (benefit)	(6,195)	-4.1%	704	0.6%	(6,750)	-2.3%	5,873	2.7%

Net income (loss)	$(4,651)	-3.1%	$9,800	8.6%	$(6,473)	-2.3%	$11,422	5.2%

Three-Month Period Ended June 30, 2012 Compared to Three-Month Period June 30, 2011

Revenues

Total revenues for the three months ended June 30, 2012 increased $36.4 million, or 32.1%, as compared to the same period in 2011 of which $43.1 million, or 38.0%, was due to the acquisition of S1. Total revenues increased as a result of a $12.1 million, or 32.7%, increase in maintenance fee revenue, a $15.2 million, or 81.5%, increase in services revenues, and a $18.5 million, or 162.0%, increase in software hosting fees revenue offset by a $9.4 million, or 20.5%, decrease in software license fee revenues.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $23.8 million, $7.7 million and $4.9 million, respectively.

Software License Fees Revenue

Customers purchase the right to license ACI software for the term of their agreement which is generally 60 months. Within these agreements are specified capacity limits typically based on customer transaction volumes. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

As a result of the maturation of certain retail payment engine products, a higher percentage of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the varying periods over which these revenues are being recognized, our MLF revenues have decreased during the three months ended June 30, 2012 as compared to the same period in 2011.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended June 30, 2012 compared to the same period in 2011, decreased by $0.6 million, or 4.7%. The decrease in ILF revenues is primarily due to modest differences in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue decreased in the Americas and Asia/Pacific operating segments by $1.8 million and $0.7 million, respectively, partially offset by an increase in the EMEA operating segment by $1.9 million. Included in the above is an increase in capacity-related revenues of $0.1 million for the three months ended June 30, 2012 as compared to the same period in 2011.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $8.8 million, or 26.5%, during the three months ended June 30, 2012, as compared to the same period in 2011 with the Americas and EMEA operating segments decreasing by $1.7 million and $7.2 million, respectively, partially offset by an increase of $0.1 million in the Asia/Pacific operating segment. MLF revenue increased $2.1 million, or 6.2%, due to the addition of S1. The overall decrease in MLF revenues is primarily due to a reduction in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products primarily in the Americas and EMEA operating segments.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $12.1 million, or 32.7%, during the three months ended June 30, 2012, as compared to the same period in 2011 due to the addition of S1. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific operating segments by $5.0 million, $5.6 million and $1.5 million, respectively.

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

Services revenue increased $15.2 million, or 81.5%, for the three months ended June 30, 2012, as compared to the same period in 2011 of which $12.5 million, or 66.8%, is due to the addition of S1. Services revenue increased in all operating segments with the Americas, EMEA and Asia/Pacific operating segments increasing by $4.9 million, $6.2 million and $4.1 million, respectively.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $18.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 of which $16.6 million is due to the addition of S1. Software hosting fee revenue increased in the Americas and EMEA segments by $17.4 million and $1.1 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the three months ended June 30, 2012 increased $54.7 million, or 53.1%, as compared to the same period of 2011. Included in operating expenses for the three months ended June 30, 2012 were approximately $45.0 million of operating expenses from the addition of S1. Additionally, there were approximately $7.6 million of acquisition related one-time expenses incurred in the three months ended June 30, 2012, including $3.6 million of severance expense and accelerated share-based compensation expense, $3.1 million related to IT outsource termination charges and $0.9 million of additional professional fees related to the acquisition of S1. Excluding these expenses, total operating expenses increased approximately $2.1 million in the three months ended June 30, 2012 compared to the same period in 2011 primarily the result of a release of $3.9 million of previously deferred expenses associated with a significant project go-live.

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

Cost of software licenses fees increased $1.7 million, or 40.7% in the three months ended June 30, 2012 compared to the same period in 2011 primarily from $2.1 million amortization of S1 acquisition software, partially offset by $0.3 million reduced amortization on software acquired in previous acquisitions.

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

Cost of maintenance, services, and hosting fees increased $23.9 million, or 75.1% in the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $23.4 million from the addition of S1. Additionally, we had a release of $3.9 million of previously deferred expenses associated with a significant go-live, offset by a reduction in personnel related costs of $3.4 million.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $11.2 million, or 47.3% in the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $11.6 million from the addition of S1, partially offset by $0.4 million in lower personnel costs.

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

Selling and marketing expense increased $1.4 million, or 6.4%, in the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $2.4 million from the addition of S1, partially offset by $1.0 million lower sales compensation expense associated with lower sales bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $12.4 million, or 78.7%, in the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $7.6 million of acquisition related one-time expenses incurred in the three months ended June 30, 2012, including $3.6 million of severance expense, $3.1 million related to IT outsource termination charges and $0.9 million of additional professional fees related to the acquisition of S1. Additionally, $1.7 million of the increase was the result of the addition of S1. Excluding these expenses, total general and administrative expenses increased approximately $3.1 million in the three months ended June 30, 2012 compared to the same period in 2011 due primarily to an increase in other professional fees and in our allowance for bad debts.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense increased $4.1 million, or 72.5%, in the three months ended June 30, 2012 compared to the same period in 2011 primarily the result of $3.6 million from the addition of S1 and the remaining $0.5 million increase resulting from higher capital expenditures.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended June 30, 2012 by $0.4 million in net foreign currency losses, as compared with $0.3 million in net gains during the same period in 2011. Interest expense increased $2.5 million during the three months ended June 30, 2012 compared to the same period in 2011 due to the increased debt used to partially fund the S1 acquisition during the first quarter of 2012. Interest income was flat for the three months ended June 30, 2012 when compared to the corresponding period in 2011.

Income Taxes

The effective tax rate for the three months ended June 30, 2012 was 57.1%. The earnings of our foreign entities for the three months ended June 30, 2012 were $12.8 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the three months ended June 30, 2012 was positively impacted by a $1.4 million release of a valuation allowance. The valuation allowance was released based upon evidence that one of our foreign entities will be able to fully utilize its remaining tax losses.

The effective tax rate for the three months ended June 30, 2011 was 6.7%. The earnings of our foreign entities for the three months ended June 30, 2011 were $10.2 million. The effective tax rate for the three months ended June 30, 2011 was positively impacted by the favorable adjustment of $3.9 million to our uncertain tax positions, partially offset by a reversal of related deferred tax assets of $1.7 million. Our effective tax rate was positively impacted by tax rates in foreign jurisdictions that are less than our domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Six-Month Period Ended June 30, 2012 Compared to Six-Month Period June 30, 2011

Revenues

Total revenues for the six months ended June 30, 2012 increased $69.5 million, or 31.9%, as compared to the same period in 2011 of which $65.7 million, or 30.2%, was due to the acquisition of S1. Total revenues increased as a result of a $20.8 million, or 28.8%, increase in maintenance fee revenue, a $22.7 million, or 66.7%, increase in services revenues, and a $28.2 million, or 129.6%, increase in software hosting fees revenue, offset by a $2.2 million, or 2.5%, decrease in software license fee revenues.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $45.6 million, $10.4 million and $13.5 million, respectively.

Initial License Fees (ILF) Revenue

ILF revenues during the six months ended June 30, 2012 compared to the same period in 2011, increased by $12.2 million, or 48.4%, of which $1.6 million, or 6.3% was due to the addition of S1. The increase in ILF revenues is primarily due to an increase in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue increased in all operating segments with the Americas, EMEA, and Asia/Pacific operating segments increasing by $3.0 million, $6.0 million and $3.2 million, respectively. Included in the above is an increase in capacity-related revenues of $8.8 million primarily in the EMEA operating segments and to a lesser extent in the Americas and Asia/Pacific operating segments within the six months ended June 30, 2012 as compared to the same period in 2011.

Monthly License Fees (MLF) Revenue

MLF revenues decreased $14.5 million, or 22.4%, during the six months ended June 30, 2012, as compared to the same period in 2011 with the Americas and EMEA operating segments decreasing by $2.1 million and $12.9 million, respectively, partially offset by an increase of $0.5 million in the Asia/Pacific operating segment. MLF revenue increased $2.8 million, or 4.3%, due to the addition of S1. The overall decrease in MLF revenues is primarily due to a reduction in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products in the Americas and EMEA operating segments.

Maintenance Fees Revenue

Maintenance fee revenues increased $20.8 million, or 28.8%, during the six months ended June 30, 2012, as compared to the same period in 2011 of which $18.3 million, or 25.3%, was due to the addition of S1. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific operating segments by $10.2 million, $7.7 million and $2.9 million, respectively. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base, expanded product usage by existing customers, and increased adoption of our enhanced support programs.

Services Revenue

Services revenue increased $22.7 million, or 66.7%, for the six months ended June 30, 2012, as compared to the same period in 2011 of which $18.5 million, or 54.4%, is due to the addition of S1. Services revenue increased in all operating segments with the Americas, EMEA and Asia/Pacific operating segments increasing by $7.8 million, $8.0 million and $6.9 million, respectively.

Software Hosting Fees Revenue

Software hosting fees revenue increased $28.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 of which $24.4 million is due to the addition of S1. Software hosting fee revenue increased in the Americas and EMEA segments by $26.7 million and $1.5 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the six months ended June 30, 2012 increased $96.9 million, or 48.5%, as compared to the same period of 2011. Included in operating expenses for the six months ended June 30, 2012 were approximately $71.4 million of operating expenses related to the addition of S1. Additionally, there were approximately $22.6 million of acquisition related one-time expenses incurred in the six months ended June 30, 2012, including $12.7 million of severance expense and accelerated share-based compensation expense, $4.1 million related to investment banking fees, $3.1 million related to IT outsource termination charges and $2.7 million of additional professional fees related to the acquisition of S1. Excluding these expenses, total operating expenses increased approximately $2.9 million in the six months ended June 30, 2012 compared to the same period in 2011 primarily due to of the release of $3.9 million of previously deferred expenses associated with a significant project go-live.

Cost of Software License Fees

Cost of software licenses fees increased $3.2 million, or 41.9% in the six months ended June 30, 2012 compared to the same period in 2011 primarily from $3.2 million amortization of S1 acquisition software.

Cost of Maintenance, Services, and Hosting fees

Cost of maintenance, services, and hosting fees increased $35.2 million, or 57.3% in the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $34.6 million from the addition of S1 and $3.9 million of deferred expenses associated with a significant go-live, partially offset by a reduction in personnel related costs of $3.3 million.

Research and Development

Research and development expense increased $19.0 million, or 40.6%, in the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $17.8 million from the addition of S1 and $1.2 million in higher personnel costs.

Selling and Marketing

Selling and marketing expense increased $2.8 million, or 6.8%, in the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of $4.7 million from the addition of S1, partially offset by $1.9 million lower sales compensation expense associated with lower sales.

General and Administrative

General and administrative expense increased $30.4 million, or 94.6%, in the six months ended June 30, 2012 compared to the same period in 2011. There were approximately $22.6 million of acquisition related one-time expenses incurred in the six months ended June 30, 2012, including $12.7 million of severance expense and accelerated share-based compensation expense, $4.1 million related to investment banking fees, $3.1 million related to IT outsource termination charges and $2.7 million of additional professional fees related to the acquisition of S1. Additionally, $5.4 million of the increase was the result of the addition of S1. Excluding these expenses, total general and administrative expenses increased approximately $2.4 million due to higher professional fees and an increase in our allowance for bad debt.

Depreciation and Amortization

Depreciation and amortization expense increased $6.3 million, or 58.1%, in the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of the addition of $5.3 million from the addition of S1 and $1.0 million from higher capital expenditures.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the six months ended June 30, 2012 by $1.0 million in net foreign currency losses, as compared with less than $0.1 million in net gains during the same period in 2011. Interest expense increased $3.7 million during the six months ended June 30, 2012 compared to the same period in 2011 due to the increased debt used to partially fund the S1 acquisition during the first quarter of 2012. Interest income was flat for the six months ended June 30, 2012 when compared to the corresponding period in 2011. The Company also realized a gain of $1.6 million on the shares of S1 stock previously held as available-for-sale during the six months ended June 30, 2012.

Income Taxes

The effective tax rate for the six months ended June 30, 2012 was 51.0%. The earnings of our foreign entities for the six months ended June 30, 2012 were $22.5 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the six months ended June 30, 2012 was positively impacted by a $1.4 million release of a valuation allowance. The valuation allowance was released based upon evidence that one of our foreign entities will be able to fully utilize its remaining tax losses.

The effective tax rate for the six months ended June 30, 2011 was 34.0%. The earnings of our foreign entities for the six months ended June 30, 2011 were $10.4 million. The effective tax rate for the six months ended June 30, 2011 was positively impacted by the favorable adjustment of $3.9 million to our uncertain tax positions, partially offset by a reversal of related deferred tax assets of $1.7 million. The effective tax rate for the six months ended June 30, 2011 was positively impacted by tax rates in foreign jurisdictions that are less than our domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Segment Results

The following table presents revenues and operating income (loss) for the periods indicated by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Americas	$81,727	$57,974	$155,908	$110,304
EMEA	49,616	41,880	94,408	84,021
Asia/Pacific	18,454	13,512	37,106	23,584

	$149,797	$113,366	$287,422	$217,909

Operating income (loss):
Americas	$9,928	$15,920	$30,091	$27,436
EMEA	12,446	9,835	24,450	21,287
Asia/Pacific	3,798	1,105	8,024	522
Corporate	(34,030)	(16,438)	(72,036)	(31,325)

	$(7,858)	$10,422	$(9,471)	$17,920

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

The increase in revenue and operating income for all geographic segments is due to the acquisition of S1 during the six months ended June 30, 2012. The Corporate line item’s operating loss increased for the three and six months ended June 30, 2012 compared to the same period in 2011 due to approximately $7.6 million and $22.6 million, respectively, in one-time expenses related to the acquisition of S1 as well as the increase in amortization expense for the intangible assets acquired.

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

As of June 30, 2012, we had $149.6 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 30, 2012, $87.6 million of the $149.6 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$(18,067)	$25,484
Investing activities	(281,990)	(30,264)
Financing activities	254,563	2,836

Net cash flows provided by (used by) operating activities for the six months ended June 30, 2012 amounted to $(18.1) million as compared to $25.5 million during the same period in 2011. The comparative period decrease was primarily due to the payment of $19.4 million in S1 acquisition related acquired liabilities, $6.6 million of the Company’s transaction fees related to the acquisition of S1, $6.0 million in cash payments for restructuring related severance related to the S1 acquisition and an additional $5.2 million in tax payments during the six months ended June 30, 2012 compared to the same period in 2011. Our current policy is to use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the first six months of 2012, we paid $270.9 million, net of $97.7 million in cash acquired, to acquire S1. We paid $4.5 million, net of $0.1 million in cash acquired, to acquire North Data systems. Additionally, we used cash of $5.6 million to purchase software, property and equipment.

In the first six months of 2012, we received proceeds of $295.0 million from our Credit Agreement to partially fund our purchase of S1. We repaid $6.3 million of the Term Credit Facility during the six months ended June 30, 2012. In addition, during the first six months of 2012, we received proceeds of $16.6 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $44.1 million for the repurchases of common stock and $2.4 million for the repurchase of restricted stock for tax withholdings. In addition, we made payments to third-party institutions, primarily related to debt and capital leases, totaling $4.6 million and $0.6 million for debt issuance costs related to the Credit Agreement.

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

Debt

As of June 30, 2012, we had up to $80 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At June 30, 2012 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at June 30, 2012 was 2.25%.

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

Stock Repurchase Program

As of December 31, 2011, our board of directors has approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, our board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. Under the program to date, we have purchased 9,207,972 shares for approximately $231.1million. We purchased 1,125,792 shares for $44.1 million during the six months ended June 30, 2012. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately $31.0 million as of June 30, 2012.

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

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Acquired operating lease obligations (1)	$15,886	$4,013	$5,231	$2,869	$3,773
New operating lease obligations (2)	3,758	448	1,027	1,177	1,106
Revolving Credit Facility (3)	170,000	—	—	170,000	—
Term Credit Facility (3)	193,750	15,000	51,250	127,500	—
Revolving Credit Facility interest (4)	16,671	3,825	7,650	5,196	—
Term Credit Facility interest (4)	14,775	4,236	7,137	3,402	—
IBM termination fee (5)	2,996	2,996	—	—	—

Total	$417,836	$30,518	$72,295	$310,144	$4,879

(1)	Operating leases acquired as a result of the S1 acquisition.
(2)	New operating lease obligations entered into during the six months ended June 30, 2012
(3)	Increase in the Revolving Credit Facility and Term Credit Facility represent debt used to partially fund the S1 acquisition during the six months ended June 30, 2012.
(4)	Based upon the debt outstanding and interest rate in effect at June 30, 2012 of 2.25%.
(5)	Termination fee for IBM IT outsourcing agreement as discussed in Note 16 to the condensed consolidation financial statements.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at June 30, 2012 is $22.5 million. The liability for unrecognized tax benefits increased during the six months ended June 30, 2012 by $18.4 million related to uncertain tax positions of S1 Corporation and subsidiaries.

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

During the six months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on February 22, 2012, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the six months ended June 30, 2012. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2012, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

On February 13, 2012, the Company completed its acquisition of S1 Corporation (“S1”). The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through June 30, 2012 and believes the internal controls and procedures of S1 will have a material effect on the Company’s internal control over financial reporting. See Note 2 “Acquisitions” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating S1 operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

On April 1, 2012, the Company provided notice of termination for the Master Services Agreement with International Business Machines (“IBM”) to outsource our internal information technology environment. The effective date of the termination is January 31, 2013. The Company is in the process of transitioning controls related to global corporate infrastructure services including management of ACI’s servers, storage, security platforms, data networks and end-user support services. The Company anticipates a successful transition of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes these transition activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report and determined that except for the acquisition of S1 and the termination of the IBM agreement, there were no other changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2012	21,956	(1)	$38.05	21,700	(2)	$67,954,000
May 1 through May 31, 2012	859,859		39.54	859,859	(2)	$33,956,000
June 1 through June 30, 2012	82,947	(1)	37.58	80,133	(2)	$30,956,000

Total	964,762		$39.34	961,692

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended June 30, 2012, 10,221 shares of the RSAs vested. We withheld 3,070 of those shares to pay the employees’ portion of applicable payroll taxes.
(2)	In February 2012, our board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total remaining dollar amount authorized to $75 million. Subsequent to the increase, we repurchased 1,125,792 shares for $44.1 million, leaving the remaining dollar value of shares to be repurchased at $31.0 million.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our board of directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million, of which approximately $31.0 million remains available. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.08 (4)	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.26	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	Furnished, not filed
(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.08 to the registrant’s current report on Form 8-K filed June 19, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 6, 2012	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.08 (4)	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.26	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	Furnished, not filed
(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.08 to the registrant’s current report on Form 8-K filed June 19, 2012.