Form 10-Q
period 2012-09-30
ACI WORLDWIDE, INC.
filed 2012-11-09
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, there were 39,384,059 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$87,682	$197,098
Billed receivables, net of allowances of $8,020 and $4,843, respectively	135,094	93,355
Accrued receivables	36,325	6,693
Deferred income taxes, net	42,987	25,944
Recoverable income taxes	9,008	—
Prepaid expenses	15,733	9,454
Other current assets	10,677	9,320

Total current assets	337,506	341,864

Property and equipment, net	40,373	20,479
Software, net	133,603	22,598
Goodwill	505,787	214,144
Other intangible assets, net	125,552	18,343
Deferred income taxes, net	45,287	13,466
Other noncurrent assets	32,694	33,748

TOTAL ASSETS	$1,220,802	$664,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,470	$11,532
Accrued employee compensation	37,808	27,955
Current portion of term credit facility	15,625	—
Deferred revenue	169,190	132,995
Income taxes payable	—	10,427
Alliance agreement liability	20,667	20,667
Accrued and other current liabilities	34,389	23,481

Total current liabilities	305,149	227,057

Noncurrent liabilities
Deferred revenue	44,156	32,721
Note payable under term credit facility	175,000	—
Note payable under revolving credit facility	194,000	75,000
Other noncurrent liabilities	25,264	12,534

Total liabilities	743,569	347,312

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.005 par value; 70,000,000 shares authorized; 46,606,796 and 40,821,516 shares issued at September 30, 2012 and December 31, 2011, respectively	232	204
Common stock warrants	—	24,003
Treasury stock, at cost, 7,231,577 and 7,178,427 shares outstanding at September 30, 2012 and December 31, 2011, respectively	(188,545)	(163,411)
Additional paid-in capital	531,331	322,654
Retained earnings	150,323	151,141
Accumulated other comprehensive loss	(16,108)	(17,261)

Total stockholders’ equity	477,233	317,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,220,802	$664,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software license fees	$39,560	$39,249	$127,115	$129,058
Maintenance fees	47,920	36,928	141,014	109,193
Services	35,811	23,770	92,551	57,814
Software hosting fees	31,771	12,202	81,804	33,993

Total revenues	155,062	112,149	442,484	330,058

Expenses:
Cost of software license fees (1)	5,874	3,763	16,624	11,341
Cost of maintenance, services, and hosting fees (1)	51,944	29,996	148,550	91,421
Research and development	34,213	22,481	100,173	69,395
Selling and marketing	20,448	19,814	64,324	60,899
General and administrative	24,533	19,068	87,131	51,234
Depreciation and amortization	9,742	5,759	26,845	16,580

Total expenses	146,754	100,881	443,647	300,870

Operating income (loss)	8,308	11,268	(1,163)	29,188

Other income (expense):
Interest income	222	205	705	639
Interest expense	(2,620)	(406)	(7,386)	(1,423)
Other, net	(1,430)	(46)	(899)	(88)

Total other income (expense)	(3,828)	(247)	(7,580)	(872)

Income (loss) before income taxes	4,480	11,021	(8,743)	28,316
Income tax expense (benefit)	(1,175)	482	(7,925)	6,355

Net income (loss)	$5,655	$10,539	$(818)	$21,961

Income (loss) per share information
Weighted average shares outstanding
Basic	39,126	33,495	38,323	33,420
Diluted	40,712	34,305	38,323	34,182
Income (loss) per share
Basic	$0.14	$0.31	$(0.02)	$0.66
Diluted	$0.14	$0.31	$(0.02)	$0.64

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$5,655	$10,539	$(818)	$21,961

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	151	964	151
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	—	(1,557)	—
Foreign currency translation adjustments	3,381	(5,265)	1,746	(908)

Total other comprehensive income (loss):	3,381	(5,114)	1,153	(757)

Comprehensive income	$9,036	$5,425	$335	$21,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2012	$204	$24,003	$(163,411)	$322,654	$151,141	$(17,261)	$317,330
Net loss	—	—	—	—	(818)	—	(818)
Other comprehensive income	—	—	—	—	—	1,153	1,153
Issuance of 5,785,280 shares of common stock for acquisition of S1 Corporation	28	—	—	204,828	—	—	204,856
Issuance of 95,500 shares from treasury stock for for acquisition of S1 Corporation	—	—	2,174	—	—	—	2,174
Repurchase of 1,437,692 shares of common stock	—	—	(57,836)	—	—	—	(57,836)
Issuance of 361,470 shares from treasury stock for common stock warrant exercises	—	(2,769)	9,404	5,231	—	—	11,866
Cash settlement of common stock warrants	—	(21,234)	—	(8,362)	—	—	(29,596)
Stock-based compensation	—	—	—	11,661	—	—	11,661
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	24,066	(4,681)	—	—	19,385
Repurchase of restricted stock for tax withholdings	—	—	(2,942)	—	—	—	(2,942)

Balance as of September 30, 2012	$232	$—	$(188,545)	$531,331	$150,323	$(16,108)	$477,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(818)	$21,961
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	9,688	5,529
Amortization	27,145	15,813
Provision for doubtful accounts receivable	(1,266)	613
Deferred income taxes	(7,767)	7,098
Stock-based compensation expense	11,661	6,691
Excess tax benefit of stock options exercised	(3,378)	(1,326)
Other	317	333
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables	(11,265)	8,016
Other current and noncurrent assets	3,480	2,179
Accounts payable	16	(4,658)
Accrued employee compensation	(26,289)	133
Accrued liabilities	(9,967)	(1,524)
Current income taxes	(11,546)	(6,424)
Deferred revenue	9,654	4,184
Other current and noncurrent liabilities	(2,407)	(6,383)

Net cash flows from operating activities	(12,742)	52,235

Cash flows from investing activities:
Purchases of property and equipment	(10,032)	(9,310)
Purchases of software and distribution rights	(3,558)	(6,590)
Alliance technical enablement expenditures	—	(256)
Acquisition of businesses, net of cash acquired	(325,232)	(16,850)
Purchase of available-for-sale equity securities	—	(10,000)
Other investments	(1,046)	—

Net cash flows from investing activities	(339,868)	(43,006)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,028	968
Proceeds from exercises of stock options	15,059	2,780
Excess tax benefit of stock options exercised	3,378	1,326
Repurchases of common stock	(57,836)	—
Repurchase of restricted stock for tax withholdings	(2,942)	(678)
Proceeds from exercises of common stock warrants	11,866	—
Cash settlement of common stock warrants	(29,596)	—
Proceeds from revolver portion of credit agreement	119,000	75,000
Proceeds from term portion of credit agreement	200,000	—
Repayment of revolving credit facility	—	(75,000)
Repayment of term portion of credit agreement	(9,375)	—
Payments for debt issuance costs	(1,094)	—
Payments on debt and capital leases	(5,783)	(3,270)

Net cash flows from financing activities	243,705	1,126

Effect of exchange rate fluctuations on cash	(511)	(1,965)

Net increase (decrease) in cash and cash equivalents	(109,416)	8,390
Cash and cash equivalents, beginning of period	197,098	171,310

Cash and cash equivalents, end of period	$87,682	$179,700

Supplemental cash flow information
Income taxes paid, net	$21,434	$16,538
Interest paid	$5,957	$1,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 22, 2012. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be attained in the future.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Software license fees	$9,599	$11,954	$31,057	$53,794
Maintenance fees	3,312	3,047	11,581	11,859
Services	118	447	750	906

Total	$13,029	$15,448	$43,388	$66,559

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

2. Acquisitions

Distra Pty Ltd

On September 18, 2012, the Company closed the acquisition of 100% of Distra Pty Ltd (“Distra”). The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of the Company’s and Distra’s technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable the Company’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

The aggregate purchase price of Distra of $49.8 million was paid in cash. In addition, the company paid $0.5 million in transaction fees in relation to the acquisition of Distra, which are included in general and administrative expense in the accompanying condensed consolidated statement of operations. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The Company has engaged a third-party firm to assist the Company in determining the fair value certain intangibles; however, due to the close proximity of the acquisition date to quarter-end, this has not yet been completed. The Company’s management has estimated the total intangibles balance, which is expected to be primarily intellectual property and to a lesser extent customer relationships, and goodwill based upon its preliminary analyses. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period. In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of the date of the acquisition, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Total current assets acquired:	$1,412

Noncurrent assets:
Goodwill	20,166
Software	19,874	5 -10 years
Deferred income taxes, net	11,355
Other noncurrent assets	97

Total assets acquired	52,904

Current liabilities acquired:	3,154

Net assets acquired	$49,750

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, technical, and services personnel with the skills to support products of the Company in addition to the enhanced focus on product innovation and enabling cross-selling opportunities when coupled with the Company’s suite of payments products. Pro forma results are not presented because they are not material.

North Data Uruguay S.A.

On May 24, 2012, the Company closed the acquisition of North Data Uruguay S.A. (“North Data”). North Data had been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of North Data was $4.6 million, which included cash acquired of $0.1 million. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $3.5 million of goodwill and $2.2 million of customer relationships with an weighted-average useful life of 12.6 years. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing including, but not limited to, deferred revenue and certain tax accounts. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

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

Additionally, the Company had previously purchased 1,107,000 shares of S1 stock that were held as available-for-sale securities prior to the acquisition date. The fair value of those shares as of February 13, 2012, has been included in the total purchase price with the previously unrealized gain of approximately $1.6 million being recognized as a gain and included in other income (expense) in the statements of operations for the nine months ended September 30, 2012.

The Company used $73.7 million of its cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 3, Debt, for terms of the financing arrangement.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

The purchase price of S1 Corporation’s common stock as of the date of acquisition was comprised of (in thousands):

Amount
Cash payments to S1 shareholders	$365,918
Issuance of ACI common stock	204,857
Reissuance of treasury stock	2,174
Cash payments for noncompete agreements	2,778
S1 shares previously held as available-for-sale securities	11,557

Total Purchase Price	$587,284

The Company incurred approximately $6.1 million in transaction related expenses during the nine months ended September 30, 2012, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

S1 contributed an estimated $47.8 million and $113.4 million in revenue during the three and nine months ended September 30, 2012. S1 contributed an estimated $0.9 million and $(11.4) million in operating income (loss) to the three and nine months ended September 30, 2012, which includes non-recurring severance and accelerated share-based compensation expense related to the integration activities. Certain revenue and expenses have been estimated that are no longer separately identifiable due to integration activities.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the nine months ended September 30, 2012, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$97,748
Billed and accrued receivables, net	65,329
Other current assets	19,933

Total current assets acquired	183,010

Noncurrent assets:
Property and equipment	18,440
Goodwill	265,986
Software	87,517	5 -10 years
Customer relationships	108,690	10 -20 years
Trademarks	4,500	3 years
Covenant not to compete	360	3 years
Other noncurrent assets	25,641

Total assets acquired	694,144

Current liabilities:
Deferred revenue	34,671
Accrued employee compensation	34,689
Other current liabilities	28,416

Total current liabilities acquired	97,776

Noncurrent liabilities acquired	9,084

Total liabilities acquired	106,860

Net assets acquired	$587,284

During the three months ended September 30, 2012, the Company made adjustments to the preliminary purchase price allocation as additional information became available to property and equipment, software, other noncurrent assets, current deferred revenue, other current and noncurrent liabilities. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced global product capabilities, and complementary products and customers.

The pro forma financial information in the table below presents the combined historical results of the combined Company as if the acquisition had occurred January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income (loss) for three months and nine months ended September 30, 2012 and 2011 to give effect to estimated adjustments to expenses to remove the amortization on eliminated S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisition (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting S1 debt and added estimated interest expense on the Company’s Term Credit Facility and additional borrowings on the Revolving Credit Facility and to eliminate share-based compensation expense for eliminated positions. Additionally, certain one-time transaction expenses that are a direct result of the acquisition have been excluded from the three months and nine months ended September 30, 2012 and 2011.

	Pro Forma Results of Operations for the Three Months Ended September 30,		Pro Forma Results of Operations for the Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenues	159,944	173,688	489,775	512,762
Net Income	11,738	8,281	17,904	15,523

Income per share
Basic	$0.30	$0.21	$0.47	$0.39
Diluted	$0.29	$0.21	$0.45	$0.39

3. Debt

Credit Facility

On November 10, 2011, the Company entered into the Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan. The Credit Agreement consists of a five-year $250 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $200 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. As of September 30, 2012, the Company had up to $56 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

On November 10, 2011, the Company borrowed an aggregate principal amount of $75 million under the Revolving Credit Facility and did not borrow any amount under the Term Credit Facility. On February 10, 2012, the Company borrowed an additional $95.0 million under the Revolving Credit Facility and $200.0 million under the term Credit Facility, bringing the total aggregate principal balance to $370.0 million. These additional borrowings were in connection with the S1 acquisition that was completed on February 13, 2012. In connection with obtaining the credit agreement, the Company incurred debt issue costs of $12.3 million, $11.8 million of which were paid at December 31, 2011 with the remainder paid as of September 30, 2012.

On September 21, 2012, the Company borrowed an additional $24.0 million under the Revolving Credit Facility to partially fund the repurchase of the majority of its outstanding common stock warrants held by International Business Machines (“IBM”). For further discussion on the common stock warrants see Note 16, “International Business Machines Corporation Alliance Agreement”.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2012 was 2.22%.

In addition to paying interest on the outstanding principal under the Credit Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR based borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit fees and agency fees.

On September 11, 2012, the Company and certain of its subsidiaries entered into a First Amendment and Consent and Waiver No. 3 to the Credit Agreement (the “Amendment”) with Wells Fargo as administrative agent and as a lender, and the other lenders (the “Lenders”) party to the Credit Agreement, dated November 10, 2011, by and among the Company, Wells Fargo and the Lenders. The Amendment, among other things, permits the Company, subject to certain conditions, to (i) purchase, redeem or otherwise acquire or retire for value up to 2,500,000 shares of capital stock of the Company, (ii) complete certain reorganization and investment activities relating to the integration of S1 Corporation and (iii) acquire non-guarantor subsidiaries, provided that such acquisitions do not exceed $75.0 million for any acquisition (or series of related acquisitions) and, subject to certain exceptions, $200.0 million when taken together with all non-guarantor subsidiaries acquired after September 11, 2012. This amendment does not change the amount of debt outstanding, available, payment schedule or interest rate. The company incurred additional financing costs of $0.5 million related to the Amendment which were paid during the three months ended September 30, 2012.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR based loans.

The Company paid $9.4 million in principal payments for the Term Credit Facility during the nine months ended September 30, 2012. The following payments are expected for the Term Credit Facility over the subsequent five year period:

	Payments due by Period (amounts in thousands)
	Remainder of 2012	2013	2014	2015	2016
Term Credit Facility	$4,375	$17,500	$26,250	$30,000	$112,500

The Credit Agreement also contains certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility.

The Credit Facility will mature on the five-year anniversary of the closing date for the Credit Facility. The Revolving Credit Facility will not amortize and the Term Credit Facility will amortize, with principal payable in consecutive quarterly installments. The Company’s obligations and the obligations of the guarantors under the Guaranty and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Corporation and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, and in each case, is subject to certain exclusions set forth in the credit documentation governing the Credit Facility.

The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. As of September 30, 2012, and at all times during the period, the Company was in compliance with its debt covenants.

During the nine months ended September 30, 2012, the Company financed the five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016. As of September 30, 2012, $2.9 million was recorded in accrued and other current liabilities and $9.3 million in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2012 and 2011 totaled 30,131 and 30,021, respectively.

Stock Incentive Plans – Active Plans

On June 14, 2012, the stockholders of the Company approved the Second Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 5,000,000 to 7,750,000.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2011	3,490,056	$23.28
Granted	108,350	41.28
Exercised	(777,018)	19.38
Forfeited	(94,230)	21.60
Expired	(4,000)	10.19

Outstanding as of September 30, 2012	2,723,158	$25.18	5.02	$46,605,039

Exercisable as of September 30, 2012	1,694,050	$24.37	4.36	$30,310,213

As of September 30, 2012, the Company expects that 94.5% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $22.89 and $13.69, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2012 and 2011. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $16.0 million and $4.5 million, respectively.

The fair value of options granted during the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Expected life (years)	5.55	8.01	5.50
Interest rate	0.7%	1.3%	1.6%
Volatility	51.1%	52.4%	50.8%
Dividend yield	—	—	—

No options were granted during the three months ended September 30, 2011. Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life is the average number of years that the Company estimated that the options will be outstanding, based primarily on historical employee option exercise behavior. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2012 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2011	931,571	$23.33
Granted	11,987	39.25
Forfeited	(76,196)	23.50

Nonvested as of September 30, 2012	867,362	$23.53

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2012 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	100,023	$19.29
Granted	56,389	44.81
Vested	(74,482)	18.15
Forfeited	(7,875)	16.78

Nonvested as of September 30, 2012	74,055	$40.14

During the nine months ended September 30, 2012, 74,482 shares of the RSAs vested. The Company withheld 22,284 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of September 30, 2012 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	—	$—
Transaction RSAs converted upon acquisition of S1	170,205	35.41
Vested	(83,016)	35.41
Forfeited	(18,529)	35.41

Nonvested as of September 30, 2012	68,660	$35.41

During the nine months ended September 30, 2012, 83,016 shares of the Transaction RSAs vested. The Company withheld 32,080 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2012, there were unrecognized compensation costs of $5.7 million related to nonvested stock options, $4.3 million related to the nonvested RSAs, and $7.8 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.8 years, 2.9 years and 1.8 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended September 30, 2012 and 2011 related to stock options, LTIP performance shares, RSAs, and the ESPP of $2.6 million and $2.2 million, respectively, with corresponding tax benefits of $0.9 million and $0.7 million, respectively. The Company recorded stock-based compensation expenses for the nine months ended September 30, 2012 and 2011 related to stock options, LTIP performance shares, RSAs, and the ESPP of $11.7 million and $6.7 million, respectively, with corresponding tax benefits of $4.2 million and $2.4 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2012 and 2011 was $15.1 million and $2.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.8 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2012, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2011	$198,598	$43,612	$19,366	$261,576
Total impairment prior to December 31, 2011	(47,432)	—	—	(47,432)

Balance as of December 31, 2011	151,166	43,612	19,366	214,144
Addition – acquisition of S1 (1)	271,286	—	—	271,286
Addition – acquisition of North Data (2)	3,498	—	—	3,498
Addition – acquisition of Distra (3)	—	—	20,166	20,166
Adjustments to S1 goodwill (4)	(5,300)	—	—	(5,300)
Allocation of S1 goodwill to segments (5)	(120,039)	90,696	29,343	—
Foreign currency translation adjustments	(66)	865	1,194	1,993

Balance as of September 30, 2012	$300,545	$135,173	$70,069	$505,787

(1)	Addition relates to the goodwill acquired in the acquisition of S1 as discussed in Note 2.
(2)	Addition relates to the goodwill acquired in the acquisition of North Data as discussed in Note 2.
(3)	Addition relates to the goodwill acquired in the acquisition of Distra as discussed in Note 2. The Company has not yet determined the allocation of the goodwill to the segments due to the preliminary nature of the allocation of purchase price as discussed in Note 2. As of September 30, 2012, the entire balance is included in the Asia/Pacific segment.
(4)	Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period. The adjustments to goodwill presented in the table above were not significant to our previously reported operating results or financial position.
(5)	As of September 30, 2012, the Company has made a preliminary allocation of the S1 goodwill to the reporting segments, which was previously recorded entirely in the Americas segment.

6. Software and Other Intangible Assets

At September 30, 2012, software net book value totaling $133.6 million, net of $69.0 million of accumulated amortization, includes the net book value of software marketed for external sale of $104.1 million. The remaining software net book value of $29.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2012 and 2011 totaled $3.8 million and $1.5 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2012 and 2011 totaled $10.0 million and $4.8 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $3.0 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use totaled $8.5 million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$151,511	$(30,765)	$120,746	$40,298	$(23,392)	$16,906
Purchased contracts	10,823	(10,432)	391	10,750	(10,023)	727
Trademarks and tradenames	5,785	(1,655)	4,130	1,291	(585)	706
Covenant not to compete	443	(158)	285	80	(76)	4

	$168,562	$(43,010)	$125,552	$52,419	$(34,076)	$18,343

Other intangible assets amortization expense for the three months ended September 30, 2012 and 2011 totaled $3.2 million and $1.8 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2012 and 2011 totaled $8.7 million and $5.1 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2012, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2012	$6,740	$3,251
2013	24,367	12,751
2014	22,014	10,984
2015	18,249	7,649
2016	15,740	7,179
Thereafter	46,493	83,738

Total	$133,603	$125,552

7. Fair Value of Financial Instruments

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

• Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

• Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

• Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities of $10.6 million at December 31, 2011 were comprised entirely of S1 Corporation common stock. The Company utilized quoted prices from an active exchange market to fair value its equity securities. The Company acquired S1 Corporation during the first quarter of 2012, subsequently the S1 common stock has been delisted and all S1 assets and liabilities have been consolidated into the Company’s condensed consolidated financial statements as of September 30, 2012. The Company recognized a gain of approximately $1.6 million during the nine months ended September 30, 2012 related to price appreciation of the S1 shares held prior to the acquisition date. See Note 2 for further discussion.

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below.

The fair values of cash equivalents approximate the carrying values due to the short period of time to maturity. The estimated fair value of total debt was $392.6 million and $76.8 million at September 30, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates (level 2 of the fair value hierarchy) compared to the carrying value of $384.6 million and $75.0 million at September 30, 2012 and December 31, 2011, respectively.

8. Corporate Restructuring and Other Organizational Changes

Employee Actions

During the nine months ended September 30, 2012, the Company reduced its headcount by 272 employees as a part of its integration of its recent acquisitions. In connection with these actions, approximately $9.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the nine months ended September 30, 2012. The charges, by segment, were as follows for the nine months ended September 30, 2012: $4.1 million in the Americas segment, $4.6 million in the EMEA segment, and $0.9 million in the Asia/Pacific segment. Approximately $7.9 million of these termination costs were paid during the nine months ended September 30, 2012. The remaining liability is expected to be paid over the next 12 months.

Lease Terminations

During the three months ended September 30, 2012, the Company terminated the lease for its facility in New York, New York. Under the terms of the termination agreement, the Company paid a termination fee of approximately $1.1 million that was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Company terminated the lease for its facility in Dublin, Ireland. Under the terms of the termination agreement, the Company agreed to pay a termination fee of approximately $2.8 million, of which $2.3 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2012. The remaining balance of $0.5 million had been accounted for as an unfavorable lease liability in the S1 purchase price allocation. The termination fee is expected to be paid prior to December 31, 2012.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2011	$—	$—	$—
Restructuring charges incurred	9,595	3,456	13,051
Unfavorable lease liability (2)	—	518	518
Amounts paid during the period	(7,905)	(1,141)	(9,046)
Other (1)	(38)	—	(38)

Balance, September 30, 2012	$1,652	$2,833	$4,485

(1)	Other includes the impact of foreign currency translation.
(2)	As a part of the S1 purchase price allocation, $0.5 million had been allocated to an unfavorable lease liability related to the Dublin facility.

The $1.7 million for unpaid severance is included in accrued employee compensation and the $2.8 million for unpaid facilities closures is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2012.

9. Stock Repurchase Plan

As of December 31, 2011, the Company’s board of directors had approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, the Company’s board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. Under the program to date, the Company has purchased 9,519,872 shares for approximately $244.9 million. The Company repurchased 1,437,692 shares for $57.8 million during the nine months ended September 30, 2012.

On September 13, 2012, the Company’s board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million. On September 21, 2012, the Company entered into an agreement to repurchase 2,492,600 common stock warrants from IBM for $29.6 million, which was funded under the stock repurchase plan. See Note 16, “International Business Machines Corporation Alliance Agreement”, for further discussion on the common stock warrants.

The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $76.3 million as of September 30, 2012.

10. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average share outstanding:
Basic weighted average shares outstanding	39,126	33,495	38,323	33,420
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	1,586	810	—	762

Diluted weighted average shares outstanding	40,712	34,305	38,323	34,182

The diluted earnings (loss) per share computation excludes 1.4 million and 5.9 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares during the three and nine months ended September 30, 2012, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation for the three and nine months ended September 30, 2011, excludes 3.2 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares as their effect would be anti-dilutive.

11. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency transaction gains (losses)	$(1,401)	$(45)	$(2,410)	$2
Realized gain on available-for-sale securities	—	—	1,557	—
Other	(29)	(1)	(46)	(90)

Total	$(1,430)	$(46)	$(899)	$(88)

12. Comprehensive Income (Loss)

The majority of the $16.1 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Americas	$87,766	$59,845	$243,674	$170,149
EMEA	42,844	38,608	137,252	122,629
Asia/Pacific	24,452	13,696	61,558	37,280

	$155,062	$112,149	$442,484	$330,058

Income (loss) before income taxes:
Americas	$16,846	$19,407	$47,663	$47,098
EMEA	13,274	8,997	36,776	30,541
Asia/Pacific	7,274	2,664	15,036	2,710
Corporate	(32,914)	(20,047)	(108,218)	(52,033)

	$4,480	$11,021	$(8,743)	$28,316

	September 30,	December 31,
	2012	2011
Total assets:
Americas – United States	$730,677	$408,038
Americas – Other	26,725	26,664
EMEA	289,741	166,997
Asia/Pacific (1)	173,659	62,943

	$1,220,802	$664,642

(1)	The goodwill related to the Distra acquisition is included in Asia/Pacific as of September 30, 2012. See Note 5 for further discussion.

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months and nine ended September 30, 2012 and 2011. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2012. Aggregate revenues attributable to customers in the United Kingdom accounted for 10.1% of the Company’s consolidated revenues during the nine months ended September 30, 2011. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended September 30, 2011.

14. Income Taxes

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

The effective tax rate for the nine months ended September 30, 2012 was 90.6%. The Company reported a tax benefit for the three months ended September 30, 2012 while reporting a pretax profit for the same period. The resulting effective tax rate is negative. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2012 was $14.5 million and $37.0 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three and nine months ended September 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the three and nine months ended September 30, 2012 was positively impacted by a $1.6 million release of an accrued tax liability and a favorable adjustment of $1.0 million to the Company’s uncertain tax positions as the statute of limitations expired for the tax returns to which they are associated during the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2012 was positively impacted by a $1.4 million release of a valuation allowance during the nine months ended September 30, 2012. The valuation allowance was released based upon evidence that one of the Company’s foreign entities will be able to fully utilize its remaining tax losses.

The effective tax rate for the three and nine months ended September 30, 2011 was 4.4% and 22.4%, respectively. The earnings (losses) of the Company’s foreign entities for the three and nine months ended September 30, 2011 was $(0.2) million and $10.2 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three and nine months ended September 30, 2011 was positively impacted by the release of a $3.1 million liability due to the expiration of a contractual obligation related to the transfer of certain intellectual property rights from the US to non-US entities. The effective tax rate for the three and nine months ended September 30, 2011 was positively impacted by tax rates in foreign jurisdictions that are less than the Company’s domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

The amount of unrecognized tax benefits for uncertain tax positions was $14.0 million as of September 30, 2012 and $4.0 million as of December 31, 2011, excluding related liabilities for interest and penalties of $1.8 million and $1.5 million as of September 30, 2012 and December 31, 2011, respectively. The amount of unrecognized tax benefits for uncertain tax positions increased by $10.9 million during the nine months ended September 30, 2012 for the uncertain tax positions of S1, which were adjusted in the preliminary purchase price allocation.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.5 million, due to the settlement of various audits and the expiration of statutes of limitation.

15. Commitments and Contingencies

Operating Leases Acquired

Through the acquisition of S1, the Company obtained leases of office space and equipment under operating leases that run through May 31, 2023. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Aggregate minimum operating lease payments under these newly obtained agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2012	$893
2013	3,285
2014	2,109
2015	1,365
2016	927
Thereafter	1,866

Total minimum lease payments	$10,445

New Operating Leases entered into in 2012

In addition to the leases acquired through the acquisition of S1, the Company entered into several new operating lease agreements of office space during the nine months ended September 30, 2012. The new leases run through March 31, 2022. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2012	$102
2013	344
2014	351
2015	419
2016	449
Thereafter	621

Total minimum lease payments	$2,286

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

Indemnities

Under certain customer contracts acquired in the acquisition of S1, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at September 30, 2012.

16. International Business Machines Corporation Alliance Agreement

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

IBM exercised warrants to purchase 11,470 shares of the Company’s common stock at $27.50 per share and 350,000 shares of the Company’s common stock at $33.00 per share during the three months ended September 30, 2012, for which the Company received $11.9 million in cash.

On September 21, 2012, the Company entered into an agreement with IBM to repurchase the remaining common stock warrants held by IBM to purchase 1,415,565 shares of the Company’s stock at $27.50 per share and 1,077,035 shares of the Company’s common stock at $33.00 per share. The total amount paid to IBM for these warrants was $29.6 million. This repurchase was conducted pursuant to the Company’s previously announced share repurchase program. The Company used $24.0 million from its Revolving Credit Facility and $5.6 million of cash on hand to fund this repurchase.

No warrants were outstanding at September 30, 2012.

17. International Business Machines Corporation Information Technology Outsourcing Agreement

On April 1, 2012, the Company provided notice of termination for the Master Services Agreement with International Business Machines to outsource the Company’s internal information technology environment. The effective date of the termination is January 31, 2013.

The Company has recorded the $3.0 million termination fee in general and administrative expenses during the nine months ended September 30, 2012 in the accompanying consolidated condensed statements of operations. The termination fee is due on the termination date of January 31, 2013. In addition, the Company will incur additional fees related to the transition in accordance with the terms of the agreement that the Company expects to expense and pay as incurred.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 22, 2012. Results for the three and nine months ended September 30, 2012, are not necessarily indicative of results that may be attained in the future.

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

Acquisitions

Distra Pty Ltd

On September 18, 2012, we closed the acquisition of Distra Pty Ltd (“Distra”). The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of ACI and Distra technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable ACI’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

The aggregate purchase price of Distra was $49.8 million. In addition, we paid $0.5 million in transaction fees in relation to the acquisition of Distra. The consideration paid to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition,

North Data Uruguay S.A.

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

The acquisition of S1 positions us as a full-service global leader of financial and payment solutions, with the ability to deliver the broadest suite of payment offerings globally targeting financial organizations, processors and retailers – supported by a global team of expert, local employees. S1 brings to the Company a highly complementary set of products, strong global capabilities and success with a range of financial institutions and retailers.

We have achieved annual cost synergies of approximately $33 million with the integration of S1. We anticipate we will achieve an additional $20 million in cost synergies as a result of IT, facilities, and data center consolidations in future periods. In addition, the increased global scale and expected cost savings are expected to generate margin expansion.

Restructuring

During the nine months ended September 30, 2012, we reduced our headcount by 272 employees as a part of our integration of our recent acquisitions. In connection with these actions, during the nine months ended September 30, 2012, approximately $9.6 million of termination costs were recognized in general and administrative expense in the condensed consolidated statements of operations. Approximately $7.9 million of these termination costs were paid during the nine months ended September 30, 2012. The remaining liability is expected to be paid over the next 12 months.

During the nine months ended September 30, 2012, we terminated our facility leases in New York, New York and Dublin Ireland for $1.1 million and $2.8 million, respectively. Termination fees of $3.4 million were recognized in general and administrative expenses in the condensed consolidated statements of operations with the remaining $0.5 million previously accrued as an unfavorable lease liability as a part of the S1 purchase price allocation.

International Business Machines Corporation Alliance Agreement

IBM exercised their warrants to purchase 11,470 shares of the Company’s common stock at $27.50 per share and 350,000 shares of the Company’s common stock at $33.00 per share during the three months ended September 30, 2012, for which we received $11.9 million in cash.

On September 21, 2012, we entered into an agreement with IBM to repurchase the remaining common stock warrants held by IBM to purchase 1,415,565 shares of the Company’s stock at $27.50 per share and 1,077,035 shares of the Company’s common stock at $33.00 per share. The total amount paid to IBM for these warrants was $29.6 million. This repurchase was conducted pursuant to the Company’s previously announced share repurchase program. We used an additional $24.0 million from our Revolving Credit Facility and cash on hand to fund this repurchase.

No warrants were outstanding at September 30, 2012.

International Business Machines Corporation Information Technology Outsourcing Agreement

On April 1, 2012, we provided notice of termination for the Master Services Agreement with International Business Machines to outsource our internal information technology environment. The effective date of the termination will be January 31, 2013.

We have recorded the $3.0 million termination fee in general and administrative expenses during the nine months ended September 30, 2012 in the accompanying consolidated condensed statements of operations. The termination fee is due on the termination date of January 31, 2013. In addition, we will incur additional fees related to the transition in accordance with the terms of the agreement that we expect to expense and pay as incurred.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). The September 30, 2012 60-month backlog estimate includes approximately $709 million as a result of the acquisition of S1. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Americas	$1,419	$1,414	$1,405	$912
EMEA	686	653	669	514
Asia/Pacific	262	239	243	191

Total	$2,367	$2,306	$2,317	$1,617

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Committed	$1,122	$1,096	$1,117	$952
Renewal	1,245	1,210	1,200	665

Total	$2,367	$2,306	$2,317	$1,617

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). The September 30, 2012 12-month backlog estimate includes approximately $170 million as a result of the acquisition of S1. For all periods reported, approximately 90% of our 12-month backlog estimate is Committed Backlog and approximately 10% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2012			June 30, 2012
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$284	$57	$341	$278	$63	$341
EMEA	127	39	166	120	38	158
Asia/Pacific	54	23	77	48	23	71

Total	$465	$119	$584	$446	$124	$570

	March 31, 2012			December 31, 2011
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$282	$59	$341	$183	$47	$230
EMEA	124	44	168	97	43	140
Asia/Pacific	48	25	73	38	16	54

Total	$454	$128	$582	$318	$106	$424

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$14,863	9.6%	$15,058	13.4%	$52,367	11.8%	$40,327	12.2%
Monthly license fees (MLFs)	24,697	15.9%	24,191	21.6%	74,748	16.9%	88,731	26.9%

Software license fees	39,560	25.5%	39,249	35.0%	127,115	28.7%	129,058	39.1%
Maintenance fees	47,920	30.9%	36,928	32.9%	141,014	31.9%	109,193	33.1%
Services	35,811	23.1%	23,770	21.2%	92,551	20.9%	57,814	17.5%
Software hosting fees	31,771	20.5%	12,202	10.9%	81,804	18.5%	33,993	10.3%

Total revenues	155,062	100.0%	112,149	100.0%	442,484	100.0%	330,058	100.0%

Expenses:
Cost of software licenses fees	5,874	3.8%	3,763	3.4%	16,624	3.8%	11,341	3.4%
Cost of maintenance, services, and hosting fees	51,944	33.5%	29,996	26.7%	148,550	33.6%	91,421	27.7%
Research and development	34,213	22.1%	22,481	20.0%	100,173	22.6%	69,395	21.0%
Selling and marketing	20,448	13.2%	19,814	17.7%	64,324	14.5%	60,899	18.5%
General and administrative	24,533	15.8%	19,068	17.0%	87,131	19.7%	51,234	15.5%
Depreciation and amortization	9,742	6.3%	5,759	5.1%	26,845	6.1%	16,580	5.0%

Total expenses	146,754	94.6%	100,881	90.0%	443,647	100.3%	300,870	91.2%

Operating income (loss)	8,308	5.4%	11,268	10.0%	(1,163)	-0.3%	29,188	8.8%
Other income (expense):
Interest income	222	0.1%	205	0.2%	705	0.2%	639	0.2%
Interest expense	(2,620)	-1.7%	(406)	-0.4%	(7,386)	-1.7%	(1,423)	-0.4%
Other, net	(1,430)	-0.9%	(46)	0.0%	(899)	-0.2%	(88)	0.0%

Total other income (expense)	(3,828)	-2.5%	(247)	-0.2%	(7,580)	-1.7%	(872)	-0.3%

Income (loss) before income taxes	4,480	2.9%	11,021	9.8%	(8,743)	-2.0%	28,316	8.6%
Income tax expense (benefit)	(1,175)	-0.8%	482	0.4%	(7,925)	-1.8%	6,355	1.9%

Net income (loss)	$5,655	3.6%	$10,539	9.4%	$(818)	-0.2%	$21,961	6.7%

Three-Month Period Ended September 30, 2012 Compared to Three-Month Period September 30, 2011

Revenues

Total revenues for the three months ended September 30, 2012 increased $42.9 million, or 38.3%, as compared to the same period in 2011 of which $47.8 million, or 42.6%, was due to the addition of S1. Total revenues increased as a result of a $0.3 million, or 0.8%, increase in software license fee revenues, a $11.0 million, or 29.8%, increase in maintenance fee revenue, a $12.0 million, or 50.7%, increase in services revenues, and a $19.6 million, or 160.4%, increase in software hosting fees revenue.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $27.9 million, $4.2 million and $10.8 million, respectively.

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

As a result of the maturation of certain retail payment engine products, certain of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the varying periods over which these revenues are being recognized, our MLF revenues may decrease as compared to the same period in 2011.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended September 30, 2012 compared to the same period in 2011, decreased by $0.2 million, or 1.3%. The decrease in ILF revenues is primarily due to modest differences in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue decreased in the Americas operating segment by $1.4 million partially offset by an increase in the EMEA and Asia/Pacific operating segments by $0.6 million and $0.6 million, respectively. Capacity-related revenues were unchanged for the three months ended September 30, 2012 as compared to the same period in 2011. ILF revenue increased $2.0 million, or 13.2%, due to the addition of S1.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues increased $0.5 million, or 2.1%, during the three months ended September 30, 2012, as compared to the same period in 2011 with the Americas and Asia/Pacific operating segments increasing by $0.9 million and $0.4 million, respectively, partially offset by a decrease of $0.8 million in the EMEA operating segment. MLF revenue increased $2.4 million, or 9.9%, due to the addition of S1.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $11.0 million, or 29.8%, during the three months ended September 30, 2012, as compared to the same period in 2011. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific operating segments by $5.8 million, $1.8 million and $3.4 million, respectively. Maintenance fee revenue increased $12.7 million, or 34.4%, due to the addition of S1.

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

Services revenue increased $12.0 million, or 50.7%, for the three months ended September 30, 2012, as compared to the same period in 2011 of which $12.5 million, or 52.5%, is due to the addition of S1. Services revenue increased in all operating segments with the Americas, EMEA and Asia/Pacific operating segments increasing by $4.5 million, $1.1 million and $6.4 million, respectively.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $19.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 of which $18.2 million is due to the addition of S1. Software hosting fee revenue increased in the Americas and EMEA segments by $18.0 million and $1.6 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the three months ended September 30, 2012 increased $45.9 million, or 45.5%, as compared to the same period of 2011. Included in operating expenses for the three months ended September 30, 2012 were approximately $44.0 million of operating expenses from the addition of S1. Additionally, there were approximately $4.5 million and $3.4 million of acquisition related one-time expenses incurred in the three months ended September 30, 2012, and September 30, 2011, respectively. One-time expenses for the three months ended September 30, 2012 included $3.5 million related to termination charges associated with office closures, $0.5 million of employee related charges and $0.5 million of additional professional and other expenses related to the acquisition of S1. Excluding these expenses, total operating expenses increased $0.8 million in the three months ended September 30, 2012 compared to the same period in 2011.

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

Cost of software licenses fees increased $2.1 million, or 56.1%, in the three months ended September 30, 2012 compared to the same period in 2011 primarily from $2.1 million amortization of S1 acquisition software.

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

Cost of maintenance, services, and hosting fees increased $21.9 million, or 73.2%, in the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of $21.0 million from the addition of S1.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products and the costs related to regulatory requirements and processing mandates as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $11.8 million, or 52.2%, in the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of $10.1 million from the addition of S1. The remaining increase is primarily related to an increase in personnel related expenses.

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

Selling and marketing expense increased $0.6 million, or 3.2%, in the three months ended September 30, 2012 compared to the same period in 2011 as a result of $3.3 million from the addition of S1, partially offset by $2.1 million of lower personnel related expenses and $0.6 million in lower advertising and promotion expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $5.5 million, or 28.7%, in the three months ended September 30, 2012. Included in general and administrative expenses for the three months ended September 30, 2012 were approximately $3.2 million of operating expenses related to the addition of S1. Additionally, there were approximately $4.5 million and $3.4 million of acquisition related one-time expenses incurred in the three months ended September 30, 2012, and September 30, 2011, respectively. One-time expenses for the three months ended September 30, 2012, included $3.5 million related to termination charges associated with office closures, $0.5 million of employee related charges and $0.5 million of additional professional fees related to the acquisition of S1. Excluding these expenses, total general and administrative expenses increased $1.2 million in the three months ended September 30, 2012 compared to the same period in 2011, partially due to one-time expenses associated with our acquisition of Distra Pty Ltd.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense increased $4.0 million, or 69.2%, in the three months ended September 30, 2012 compared to the same period in 2011 as a result of $3.8 million from the addition of S1.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended September 30, 2012 by $1.4 million in net foreign currency losses, as compared with less than $0.1 million in net losses during the same period in 2011. Interest expense increased $2.2 million during the three months ended September 30, 2012 compared to the same period in 2011 due primarily to the increased debt used to partially fund the S1 acquisition during the first quarter of 2012. Interest income was flat for the three months ended September 30, 2012 when compared to the corresponding period in 2011.

Income Taxes

We reported a tax benefit for the three months ended September 30, 2012 while reporting a pretax profit for the same period. The resulting effective tax rate is negative. The earnings of our foreign entities for the three months ended September 30, 2012 were $14.5 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the three months ended September 30, 2012 was positively impacted by a $1.6 million release of an accrued tax liability and a favorable adjustment of $1.0 million in our uncertain tax positions as the statute of limitations expired for the tax returns to which they are associated during the three months ended September 30, 2012.

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

Nine-Month Period Ended September 30, 2012 Compared to Nine-Month Period September 30, 2011

Revenues

Total revenues for the nine months ended September 30, 2012 increased $112.4 million, or 34.1%, as compared to the same period in 2011 of which $113.4 million was due to the addition of S1. Total revenues increased as a result of a $31.8 million, or 29.1%, increase in maintenance fee revenue, a $34.7 million, or 60.1%, increase in services revenues, and a $47.8 million, or 140.6%, increase in software hosting fees revenue, offset by a $1.9 million, or 1.5%, decrease in software license fee revenues.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $73.5 million, $14.6 million and $24.3 million, respectively.

Initial License Fees (ILF) Revenue

ILF revenues during the nine months ended September 30, 2012 compared to the same period in 2011, increased by $12.0 million, or 29.9%, of which $3.5 million, or 8.7% was due to the addition of S1. The increase in ILF revenues is primarily due to an increase in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue increased in all operating segments with the Americas, EMEA, and Asia/Pacific operating segments increasing by $1.6 million, $6.6 million and $3.8 million, respectively. Included in the above is an increase in capacity-related revenues of $8.7 million primarily in the EMEA operating segments and to a lesser extent in the Americas and Asia/Pacific operating segments within the nine months ended September 30, 2012 as compared to the same period in 2011.

Monthly License Fees (MLF) Revenue

MLF revenues decreased $14.0 million, or 15.8%, during the nine months ended September 30, 2012, as compared to the same period in 2011 with the Americas and EMEA operating segments decreasing by $1.1 million and $13.7 million, respectively, partially offset by an increase of $0.8 million in the Asia/Pacific operating segment. MLF revenue increased $5.3 million, or 6.0%, due to the addition of S1. The overall decrease in MLF revenues is primarily due to a reduction in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products in the Americas and EMEA operating segments.

Maintenance Fees Revenue

Maintenance fee revenues increased $31.8 million, or 29.1%, during the nine months ended September 30, 2012, as compared to the same period in 2011 of which $31.0 million, or 28.4%, was due to the addition of S1. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific operating segments by $16.0 million, $9.5 million and $6.3 million, respectively. Increases in maintenance fee revenues are primarily driven by an increase in the customer installation base, expanded product usage by existing customers, and increased adoption of our enhanced support programs.

Services Revenue

Services revenue increased $34.7 million, or 60.1%, for the nine months ended September 30, 2012, as compared to the same period in 2011 of which $30.9 million, or 53.5%, is due to the addition of S1. Services revenue increased in all operating segments with the Americas, EMEA and Asia/Pacific operating segments increasing by $12.3 million, $9.1 million and $13.3 million, respectively.

Software Hosting Fees Revenue

Software hosting fees revenue increased $47.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 of which $42.6 million is due to the addition of S1. Software hosting fee revenue increased in the Americas and EMEA segments by $44.7 million and $3.1 million, respectively, and can be attributed to the acquisition of S1 and new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the nine months ended September 30, 2012 increased $142.8 million, or 47.5%, as compared to the same period of 2011. Included in operating expenses for the nine months ended September 30, 2012 were approximately $115.4 million of operating expenses related to the addition of S1. Additionally, there were approximately $27.1 million and $3.4 million of one-time expenses incurred in the nine months ended September 30, 2012, and September 30, 2011, respectively. Included in the $27.1 million of one-time expenses for the nine months ended September 30, 2012 were $13.2 million of employee related expense, $4.1 million related to investment banking fees, $3.2 million related to IT outsource termination charges, $3.5 million related to facility termination charges and $3.1 million of additional professional fees related to the acquisition of S1. Excluding these expenses, total operating expenses increased $3.7 million in the nine months ended September 30, 2012 compared to the same period in 2011.

Cost of Software License Fees

Cost of software licenses fees increased $5.3 million, or 46.6% in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of $5.3 million in amortization expense for S1 acquisition software.

Cost of Maintenance, Services, and Hosting fees

Cost of maintenance, services, and hosting fees increased $57.1 million, or 62.5%, in the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of $55.6 million from the addition of S1.

Research and Development

Research and development expense increased $30.8 million, or 44.4%, in the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of $27.9 million from the addition of S1 and $2.9 million in increased personnel costs.

Selling and Marketing

Selling and marketing expense increased $3.4 million, or 5.6%, in the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of $8.0 million from the addition of S1 partially offset by $4.6 million in lower personnel related expenses.

General and Administrative

General and administrative expense increased $35.9 million, or 70.1%, in the nine months ended September 30, 2012 compared to the same period in 2011. There were approximately $27.1 million and $3.4 million of one-time expenses incurred in the nine months ended September 30, 2012, and September 30, 2011, respectively. Included in the $27.1 million of one-time expenses for the nine months ended September 30, 2012 were $13.2 million of employee related expense, $4.1 million related to investment banking fees, $3.2 million related to IT outsource termination charges, $3.5 million related to facility termination charges and $3.1 million of additional professional fees related to the acquisition of S1. Additionally, $8.6 million of the increase was the result of the addition of S1. Excluding these expenses, total general and administrative expenses increased $3.6 million in the nine months ended September 30, 2012 compared to the same period in 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $10.3 million, or 61.9%, in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of $9.1 million from the addition of S1 and $1.2 million from higher capital expenditures.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the nine months ended September 30, 2012 by $2.4 million in net foreign currency losses, as compared with less than $0.1 million in net gains during the same period in 2011. Interest expense increased $6.0 million during the nine months ended September 30, 2012 compared to the same period in 2011 due to the increased debt used to partially fund the S1 acquisition during the first quarter of 2012. Interest income was flat for the nine months ended September 30, 2012 when compared to the corresponding period in 2011. The Company also realized a gain of $1.6 million on the shares of S1 stock previously held as available-for-sale during the nine months ended September 30, 2012.

Income Taxes

The effective tax rate for the nine months ended September 30, 2012 was 90.6%. The earnings of our foreign entities for the nine months ended September 30, 2012 were $37.0 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the nine months ended September 30, 2012 was positively impacted by a $1.4 million release of a valuation allowance. The valuation allowance was released based upon evidence that one of our foreign entities will be able to fully utilize its remaining tax losses. The effective tax rate for the nine months ended September 30, 2012 was positively impacted by a $1.6 million release of an accrued tax liability and a favorable adjustment of $1.0 million to our uncertain tax positions as the statute of limitations expired for the tax returns to which they are associated during the nine months ended September 30, 2012.

The effective tax rate for the nine months ended September 30, 2011 was 22.4%. The earnings of our foreign entities for the nine months ended September 30, 2011 were $10.2 million. The effective tax rate for the nine months ended September 30, 2011 was positively impacted by the favorable adjustment of $3.9 million to our uncertain tax positions, partially offset by a reversal of related deferred tax assets of $1.7 million. The effective tax rate for the nine months ended September 30, 2011 was positively impacted by tax rates in foreign jurisdictions that are less than our domestic rate, partially offset by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Americas	$87,766	$59,845	$243,674	$170,149
EMEA	42,844	38,608	137,252	122,629
Asia/Pacific	24,452	13,696	61,558	37,280

	$155,062	$112,149	$442,484	$330,058

Income (loss) before income taxes:
Americas	$16,846	$19,407	$47,663	$47,098
EMEA	13,274	8,997	36,776	30,541
Asia/Pacific	7,274	2,664	15,036	2,710
Corporate	(32,914)	(20,047)	(108,218)	(52,033)

	$4,480	$11,021	$(8,743)	$28,316

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

Operating segment results are impacted by both direct expenses and allocated shared function costs such as global product development, global customer operations and global product management. Shared function costs are allocated to the geographic operating segments as a percentage of revenue or as a percentage of headcount. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are included in the corporate line item.

The increase in revenue and income before taxes for all geographic segments is due to the addition of S1 during the nine months ended September 30, 2012. The Corporate line item’s loss before taxes increased for the three and nine months ended September 30, 2012 compared to the same period in 2011 due to approximately $4.5 million and $27.1 million, respectively, in one-time expenses related to the acquisition of S1 as well as an increase in amortization expense for the intangible assets acquired of $1.5 million and $4.7 million for the three and nine months ended September 30. 2012, respectively. Interest expense increased Corporate expense by $2.2 million and $6.0 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The remaining increase for the nine months ended September 30, 2012 compared to the same period in 2011 is due to additional corporate operating costs incurred with the addition of S1. These costs include both duplicative operating costs incurred before the synergy savings plans were fully implemented and increased corporate costs added to support the larger integrated Company. The Company expects corporate costs to continue to decrease moving forward into 2013 as the synergy savings are realized.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund acquisitions, capital expenditures and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents and available borrowings under our revolving credit facility.

As of September 30, 2012, we had $87.7 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of September 30, 2012, $77.0 million of the $87.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$(12,742)	$52,235
Investing activities	(339,868)	(43,006)
Financing activities	243,705	1,126

Net cash flows provided by (used by) operating activities for the nine months ended September 30, 2012 amounted to $(12.7) million as compared to $52.2 million during the same period in 2011. The comparative period decrease was primarily due to the payment of $19.4 million in S1 acquisition related acquired liabilities, $6.6 million of the Company’s transaction fees related to its recent acquisitions, $7.9 million in cash payments for restructuring related severance related to the S1 acquisition, $1.1 million in cash payments for facility closures, and an additional $4.9 million in tax payments during the nine months ended September 30, 2012 compared to the same period in 2011. In addition, we experienced a decrease of $14.7 million in the first nine months of 2012 compared to the same period in 2011 due to timing of the collection of receivables primarily related to the integration activities of the recent acquisitions. Our current policy is to use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the first nine months of 2012, we paid $270.9 million, net of $97.7 million in cash acquired, to acquire S1. In addition, we paid $4.6 million, net of $0.1 million in cash acquired, to acquire North Data, and $49.8 million to acquire Distra. Additionally, we used cash of $13.6 million to purchase software, property and equipment.

In the first nine months of 2012, we received proceeds of $295.0 million from our Credit Agreement to partially fund our purchase of S1. In addition, we received an additional $24.0 million from the revolving portion of our Credit Agreement which we subsequently used to partially fund the repurchase of common stock warrants from IBM for $29.6 million. We received $11.9 million from IBM for the exercise of the remaining warrants not repurchased. We repaid $9.4 million of the Term Credit Facility during the nine months ended September 30, 2012. In addition, during the first nine months of 2012, we received proceeds of $19.5 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $57.8 million for the repurchases of common stock and $2.9 million for the repurchase of restricted stock for tax withholdings. We also made payments to third-party institutions, primarily related to debt and capital leases, totaling $6.9 million.

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

Debt

As of September 30, 2012, we had $190.6 million and $194.0 million outstanding under our Term and Revolving Credit Facilities, respectively, with up to $56 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At September 30, 2012 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at September 30, 2012 was 2.22%.

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

Stock Repurchase Program

As of December 31, 2011, our board of directors has approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, our board of directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. Under the program to date, we have purchased 9,519,872 shares for approximately $244.9 million. We purchased 1,437,692 shares for $57.8 million during the nine months ended September 30, 2012.

On September 13, 2012, the Company’s board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million. On September 21, 2012, the Company agreed to repurchase 2,492,600 common stock warrants from IBM for $29.6 million. See Note 16, “International Business Machines Corporation Alliance Agreement”, for further discussion on the warrants.

The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $76.3 million as of September 30, 2012.

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

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Acquired operating lease obligations (1)	$10,445	$3,357	$3,954	$1,963	$1,171
New operating lease obligations (2)	2,286	360	751	891	284
Revolving Credit Facility (3)	194,000	—	—	194,000	—
Term Credit Facility (3)	190,625	15,625	55,000	120,000	—
Revolving Credit Facility interest (4)	17,694	4,307	8,614	4,773	—
Term Credit Facility interest (4)	13,503	4,097	6,757	2,649	—
Financed internally used software (5)	12,200	2,900	6,100	3,200	—
IBM termination fee (6)	2,996	2,996	—	—	—

Total	$443,749	$33,642	$81,176	$327,476	$1,455

(1)	Operating leases acquired as a result of the acquisitions.
(2)	New operating lease obligations entered into during the nine months ended September 30, 2012.
(3)	Increase in the Revolving Credit Facility and Term Credit Facility represent debt used to partially fund the S1 acquisition and the repurchase of the common stock warrants from IBM during the nine months ended September 30, 2012.
(4)	Based upon the debt outstanding and interest rate in effect at September 30, 2012 of 2.22%.
(5)	During the nine months ended September 30, 2012, the Company financed the five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016.
(6)	Termination fee for IBM IT outsourcing agreement as discussed in Note 16 to the condensed consolidated financial statements.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2012 is $14.0 million. The amount of unrecognized tax benefits for uncertain tax positions increased by $10.9 million during the nine months ended September 30, 2012 for the uncertain tax positions of S1, which were adjusted in the preliminary purchase price allocation.

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

During the nine months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on February 22, 2012, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the nine months ended September 30, 2012. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2012, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

On February 13, 2012, the Company completed its acquisition of S1 Corporation (“S1”). The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through September 30, 2012 and believes the internal controls and procedures of S1 will have a material effect on the Company’s internal control over financial reporting. See Note 2 “Acquisitions” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2012	161,687	(1)	$43.81	160,000		$23,947,000
August 1 through August 31, 2012	145,011	(1)	44.56	144,500		$17,508,000
September 1 through September 30, 2012	18,034	(1)	44.65	7,400	(2)	$76,305,000

Total	324,732		$44.19	311,900

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2012, 41,837 shares of the RSAs vested. We withheld 12,832 of those shares to pay the employees’ portion of applicable payroll taxes.
(2)	On September 13, 2012, the Company’s board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million. On September 21, 2012, the Company agreed to repurchase 2,492,600 common stock warrants from IBM for $29.6 million funded under the stock repurchase program. See Note 16, “International Business Machines Corporation Alliance Agreement”, for further information on the common stock warrants. The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $76.3 million as of September 30, 2012.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our board of directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, the Company’s board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, of which approximately 1.8 million shares or $76.3 million remains available. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

3.01 (1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	* ** ** ** ** ** **

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

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

ACI WORLDWIDE, INC. (Registrant)

Date: November 9, 2012	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.01 (1)		Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	* ** ** ** ** ** **

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

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