Form 10-K
period 2012-12-31
ACI WORLDWIDE, INC.
filed 2013-03-01
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Kraft Rd, Suite 3000

Naples, FL 34105

(Address of principal executive offices, including zip code)

(239) 403-4600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $44.21 was $1,713,219,554. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 25, 2013, there were 39,454,453 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2013, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic product, BASE24-eps;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating Online Resources Corporation’s (“ORCC”) businesses may cause us to fail to realize anticipated benefits of the acquisition;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter; and

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors”.

Trademarks and Service Marks

ACI, the ACI logo, ACI Worldwide, BASE24-eps, BASE24, OpeN/2, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. ACI Payment Systems, ACI Payment Systems logo, ACI Payment Systems – Trusted Globally, Agile Payment Solution, ACI Enterprise Banker, ACI Global Banker, ACI Retail Commerce Server, AS/X, ACI Issuer, ACI Acquirer, ACI Interchange, ACI Token Manager, ACI Payments Manager, ACI Card Management System, ACI Smart Chip Manager, ACI Dispute Management System, ACI Simulation Services for Enterprise Testing or ASSET, ACI Money Transfer System, NET24, ACI Proactive Risk Manager, PRM, ACI Case Manager System, ACI Communication Services, ACI Enterprise Security Services, ACI Web Access Services, ACI Monitoring and Management and ACI DataWise, ACI Universal Payments Platform, UPP, ACI Universal Online Banker, ACI Mobile Channel Manager among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

General

ACI Worldwide, Inc., a Delaware corporation, and our subsidiaries (collectively referred to as “ACI”, “ACI Worldwide”, the “Company,” “we,” “us” or “our”) develop, market, install and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute, or act as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Most of our products are sold and supported through distribution networks covering three geographic regions – the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force that it supplements with independent reseller and/or distributor networks. Our products are marketed under the ACI Worldwide and ACI Payment Systems brands.

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

Acquisition

Distra Pty Ltd

On September 18, 2012, we closed the acquisition of Distra Pty Ltd (“Distra”). The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of ACI and Distra technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable ACI’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership. The aggregate purchase price of Distra was $49.8 million, which was paid with existing cash balances.

North Data Uruguay S.A.

On May 24, 2012, we closed the acquisition of North Data Uruguay S.A. (“North Data”). North Data had been a long-term partner of ours, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforces our commitment to serve the Latin American market.

The aggregate purchase price of North Data was $4.6 million, which included cash acquired of $0.1 million.

SI Corporation

On February 10, 2012, we completed the exchange offer for S1 Corporation and all its subsidiaries. The acquisition was effectively closed on February 13, 2012 for approximately $368.7 million in cash and 5.9 million shares of our stock, including 95,500 shares reissued from Treasury stock, resulting in a total purchase price of $587.3 million (the “Merger”). The combination of the Company and S1 created a leader in the global enterprise payments industry. The combined company has enhanced scale, breadth and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

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

Products

ACI’s integrated suite of software products and hosted services deliver a broad range of solutions for payments processing, card and merchant management, online banking, mobile, branch and voice banking, fraud detection and trade finance. Trusted by more than 1,650 organizations globally, ACI serves three primary market audiences:

•	Financial institutions, including national, regional and global banks, community banks and credit unions

•	Processors

•	Retailers

Our products cover several different domains within the payments and banking marketplace:

•	Online Banking and Cash Management – the management of payments and cash flows across accounts globally through the online or mobile channel

•	Branch – the management and processing of monetary, non monetary, sales and account origination financial transactions

•

Trade Finance – the management of all trade related transaction types, both traditional trade and open account instruments with the ability for end users to view and track those transactions through the online channel

•	Community Financial Services – the online and mobile banking and payment systems, and security solutions that service community banks and credit unions

•

Retail Banking Payments – we provide the software to support in house issuance of payment instruments (e.g. card, tokens and virtual cards) and the management of a consumer payment from transaction acquiring all through the lifecycle within the banking system to settlement; which we split into Payments Processing, and Card and Merchant Management

•	Wholesale Banking Payments – the management of primarily corporate payments and messages through their lifecycle including RTGS payments, ACH payments, and SWIFT transactions

•	Merchant Retail – the management of a consumer payment within a merchant retailer and supporting services such as the management of store and gift card and loyalty programs

•	Payment Fraud Management – the securing of payments against fraud and money laundering

•	Payment Infrastructure – the tools and infrastructure to operate and optimize the payments system

The sections below provide an overview of our major software products within these domains.

In September 2009, we announced our ACI Agile Payments Solution, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a service-based enterprise payments solution. The first stage of the strategy has been to deliver tight integration between the current products allowing for the delivery of capability solutions that cross domains, for instance Online Banking Fraud Detection. While we are evolving our service offerings using our reference architecture, organizations can benefit from the integrated and enterprise capabilities of the existing product suite and start moving towards an agile payments environment. As we continue on this journey we have made significant investments to accelerate the delivery for our customers through both internal development and acquisition. Notably in 2012, ACI acquired S1 and Distra, both of which expand the breadth and scale of ACI’s offerings, as well as accelerate the delivery of our technology vision to the marketplace. Our strategy allows ACI to deliver an end-to-end payment system that supports any payment type, device or channel globally.

Online Banking and Cash Management, Branch and Trade Finance

Within the Online Banking and Cash Management, Branch & Trade domain, ACI has the following products:

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

ACI Global Banker provides single-window access to corporate cash management, trade finance, FXservices, reporting and data exchange. Global Banker supports single-window, Single Sign-On access to a bank’s corporate Internet banking platform. This enterprise-wide, multi-country, multi-language, multi-currency solution allows banks of all sizes to uniquely package products and services for different countries and segments — or even individual customers — from a single, flexible platform.

ACI Universal Online Banker is a comprehensive Internet-based banking product for financial institutions including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers as well as individual consumers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other cash management services that allow the business customer to manage all its banking needs via the Internet as well as mobile channels.

InterACT Universal Banker is a multi-channel product suite which supports the processing of monetary, non-monetary, sales and account origination transactions across multiple channels including branch, call center and back office, as well as delivering extended branch support for browser based employees such as relationship managers or calling officers.

ACI Global Trade Manager allows Client Access that enables corporate clients of the bank to access, enter and track their entire trade portfolio of traditional trade and open account instrument over the internet. This product is also utilized in the wholesale domain.

ACI Mobile Channel Manager allows organizations to provide consumers, business and corporate customers with mobile access to functions across the banking and payments spectrum. When used with ACI banking products and payment engines, Mobile Channel Manager enables mobile functions which might include account management, balance inquiries, transfers, bill payments, person-to-person (P2P) payments (including PayPal), pre-paid purchases, remote deposit capture, ATM/branch locator, SMS notifications. This solution is also utilized in the retail domain.

Community Financial Services

Within the Community Financial Services domain, ACI currently offers three main suites of hosted solutions:

Online and Mobile Banking solutions for Community Banks and Credit Unions offers a full-featured self-service banking solution including online banking, voice banking and mobile banking for consumer and small-to-mid-size businesses, all from a single hosted platform. The WebFederal suite provides credit unions with online banking, business solutions, mobile banking, CRM Marketing, and Creative and Web Design services.

ACI Defense is a full-service security solutions for community banks and credit unions. The ACI Defense suite of solutions helps U.S. financial institutions address security compliance obligations with firewall and intrusion prevention services, security assessments, vulnerability testing, endpoint and mobile protection, email security and encryption and identity theft/anti-phishing services.

Online Bill Payment and Presentment provides full-service bill payment solutions for community banks and credit unions, including pay-anyone functionality, online bill presentment, P2P and A2A payments and express pay services.

Retail Banking Payments – Payments Processing

Our retail payments processing products are designed to acquire electronic payment transactions from transaction generators and route them to acquiring institutions so that they can be authorized for payment. The software often interfaces with regional or national switches to access the account-holding financial institution or card issuer for approval or denial of the transactions (authorization). The software returns messages to the original transaction generator (e.g. an ATM), thereby completing the transactions. Depending on how the software is configured, it can perform all of the functions necessary to authenticate, authorize, route and settle an electronic payment transaction, or it can interact with other systems to ensure that these functions are performed. Payments processing software may be required to interact with dozens of devices, switch interchanges and communication protocols around the world. We currently offer the following products for this domain:

BASE24-eps is an integrated electronic payments processing product marketed to customers operating electronic payment networks in the retail banking and retail industries. The modular, open architecture of the product enables customers to select the application and system components that are required to operate their networks. BASE24-eps offers a broad range of features and functions for electronic payment processing. BASE24-eps is licensed as a standalone electronic payments solution for financial institutions, retailers and electronic payment processors. BASE24-eps, which operates on International Business Machines’ (“IBM”) System z, IBM System p, Hewlett-Packard Company (“HP”) NonStop, and Oracle Solaris servers, provides flexible integration points to other applications and data within enterprises to support 24-hour per day access to money, services and information.

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

Postilion is an integrated electronic payments processing system. It authenticates, authorizes, routes and switches transactions generated at ATMs and merchant POS sites as well as provides flexible infrastructure to handle key aspects of the back office functions. The product is used widely across the world, with a particular emphasis in Africa. This product is also used in the merchant retail domain.

During the years ended December 31, 2012, 2011 and 2010, approximately 32%, 43% and 46%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

Retail Banking Payments – Card and Merchant Management

ACI Card and Merchant Management solutions are card issuing and merchant management products, which have been successfully used by the payments industry for many years. These products run on IBM System z, and various Unix and Microsoft Windows servers. The products within back office services are:

ACI Issuer is a modern card and account management system. It has been developed to support national, international, and global financial institutions. The system has full multi-currency, multi-product, multi-institution and multi-language capabilities. It manages card portfolios in different countries and for different issuers on a single platform and has been built to fully comply with EMV standards.

ACI Acquirer supports the full lifecycle of merchant portfolio management, including merchant onboarding, transaction acquisition, interchange fee qualification, settlement and statement generation. The system is enabled with the flexibility acquirers require to manage complex merchant portfolios.

ACI Interchange is the central monetary transaction manager, processing all incoming customer transactions and maintaining a central transactions database. ACI Interchange also manages the clearing and settlement communication with the major international payment schemes, ensuring compliance with Visa, MasterCard, American Express, China Union Pay and JCB. The module can easily be adapted to manage clearing and settlement with additional networks such as domestic payment schemes.

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

ACI Automated Dispute Manager enables issuers, acquirers, processors and payment networks to streamline and automate the dispute management process through workflow-based software components.

Wholesale Banking Payments

Our wholesale banking solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations and correspondent banks. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

ACI Money Transfer System provides high value payments processing, bulk payments processing and SWIFT financial messaging. The high value payments processing function, which produces the majority of revenues for the ACI Money Transfer System, is used to generate, authorize, enrich, route and settle high value wire transfer transactions in domestic and international environments. The ACI Money Transfer System product operates on IBM System p servers using the AIX operating system.

Merchant Retail

Within the Merchant Retail domain, ACI offers the following products:

ACI Retail Commerce Server is a solution for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform. In 2011, ACI acquired ISD and has integrated the acquired functionality into Retail Commerce Server including delivering capability for solving the PCI compliance needs of retailers.

Postilion is a global platform for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Postilion product line operates on multiple open systems technologies such as Microsoft Windows and AIX.

ACI In-store Solution supports retailers and drives the retailer’s payment portion of the customer’s in-store purchase experience. The In-store solution prompts the consumer and gathers the necessary card payment details to process the payment request. Importantly, the solution helps retailers control the costs and risk of key regulatory issues such as PCI compliance and data theft at the point of sale.

Payment Fraud Management

ACI Proactive Risk Management is a payment fraud detection system designed to help card issuers, merchants, merchant acquirers and financial institutions combat fraud schemes. The system combines the pattern recognition capability of neural-network transaction scoring with custom risk models of expert rules-based strategies and advanced client/server account management software. The real time capability enables fraud assessment to be part of the authorization process preventing fraud from occurring. Proactive Risk Management operates on IBM System z, HP NonStop, Oracle Solaris and Microsoft Windows servers.

As a part of the Proactive Risk Management suite, we utilize ACI Case Manager. This product offers customers the flexibility to automate activities and processes across the complete lifecycle of a case related to fraud. Cases are created when fraud officers checking an alert within Proactive Risk Manager identify fraud or money laundering. The solution is a basic framework that defines processes for researching and resolving cases, including investigation resources, timeframes, escalation paths and alerts. The Case Manager also acts as a central repository for case histories and resource activities to provide organizations with centralized auditing capabilities.

Payments Infrastructure

The Payments Infrastructure products provide specific technology extensions to augment the business services provided in the business service domains described above.

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

ACI Payment Testing (ASSET) is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing. ASSET is available for use with BASE24, BASE24-eps, Postilion, and ACI Proactive Risk Manager.

ACI Payment Service Management In 2010, we formed a partnership with Integrated Research Limited (“Integrated Research”) to resell their Prognosis product. This provides intelligent payment service management through in-depth monitoring and analysis of transactions, applications, supporting IT infrastructure, and payments devices. Prognosis is available for use with BASE24, BASE24-eps, Postilion, ACI Proactive Risk Manager, and ACI Money Transfer System.

ACI Mobile Alerting powered by Spectrum MoneyGuard offers fraud or service alert options in near real-time with SMS messages to their mobile phones of events affecting their banking transactions. When used for fraud alerting, customers have the option of responding via text (two-way communication) and requesting a block of the card and a confirmation is sent.

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

We have alliances with our business partners HP, IBM and Oracle, whose industry leading hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like performance testing.

The following is a list of key business partners:

•	Accuity, Inc.

•	ACE Software Solutions Inc.

•	Actuate Corp.

•	Andera, Inc.

•	Bell ID

•	FairCom Corporation

•	Fiserv, Inc.

•	FIS/Metavante

•	Guardian Analytics

•	HP

•	IBM

•	Integrated Research

•	Intuit, Inc.

•	iPay Technologies, LLC/Jack Henry & Associates

•	Lean Industries

•	LivePerson Inc.

•	Microsoft

•	MShift, Inc.

•	Online Resources Corp.

•	Oracle USA, Inc.

•	ProfitStars/Jack Henry & Associates

•	RSA, The Security Division of EMC Corporation

•	Spectrum Message Services

•	Sterci Group

•	Symantec Corporation

•	Wausau Financial Systems

•	Yodlee Inc.

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

•

Product support services. These product-support-funded services are available to customers after a solution has been installed and are based on the relevant product support category. An extensive team of support analysts and an appointed customer manager are available to assist customers.

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

•

Education Services. ACI courses include both theory and practical sessions to allow students to work though real business scenarios and put their newly learned skills to use. This hands-on approach ensures that the knowledge is retained and the student is more productive upon their return to the workplace. ACI’s education courses provide students with knowledge at all levels, to enhance and improve their understanding of ACI products. ACI also provides further, more in-depth technical courses that allow students to use practical labs to enhance what they have learned in the classroom. The ACI trainers’ ability to understand customers’ systems means ACI can also provide tailored course materials for individual customers. Depending upon products purchased, training may be conducted at a dedicated education facility at one of ACI’s offices, online or at the customer site.

•

Testing services. ACI’s testing services team works within the ACI customer base to establish testing best practices and build a standard testing environment that meets an organization’s current needs, and is easily extensible for future requirements. It is important that any testing environment encompasses all aspects of the testing lifecycle (i.e., functional, acceptance, regression and stress testing), as well as allowing ease of use by the appropriate staff. ACI’s testing services can provide this environment as either a stand-alone deliverable or as a fully managed service.

•

Expert Services Consultancy. ACI is committed to providing high-quality consulting services to its customer base. In order to do this, we have assembled a strong team of technicians with many decades of experience, not only with ACI solutions, but also in the payments industry in general. Trusted globally, these consultants are available to provide technical assistance to ACI’s customers across the full range of the ACI portfolio. The consultants’ knowledge and understanding of ACI’s customers allow them to define, design and build appropriate technical solutions. This in turn provides an enhanced business offering to customers, ultimately enabling a greater competitive advantage and increased satisfaction.

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

ACI On Demand

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

Online Banking and Cash Management, Branch, Trade Finance and Community Financial Services

Principal competitors for the Online Banking and Cash Management and Branch product set are Clear2Pay NV/SA (“Clear2Pay”), Intuit Corporation, Bottomline Technologies, ARGO, FIS and Fundtech Ltd, as well as payment processing companies First Data Corporation, Fidelity National Information Services, Inc, and Fiserv, Inc. Principal competitors for the Trade product set include China Systems, CSI, Misys and CGI.

Retail Banking Payments

The third-party software competitors for the products in the retail banking payments are Clear2Pay, Computer Sciences Corporation, Fidelity National Information Services, Inc., Pegasystems Inc., OpenWay Group, and Total System Services, Inc. (“TSYS”), as well as small, regionally-focused companies such as Alaric Technology Inc., BPC Banking Technologies, PayEx Solutions AS, Financial Software and Systems, CR2, Lusis Payments Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as Atos Origin S.A., Fidelity National Information Services, Inc., First Data Corporation, SiNSYS, TSYS, VISA and MasterCard, as well as regional or country-specific processors.

Wholesale Banking Payments

In the wholesale banking payments the principal competitors are Bankserv, Clear2Pay, Dovetail Software, Fundtech Ltd, IBM, Logica Plc and Tieto Corporation.

Merchant Retail

Competitors in the retail sector come from both third party software and service providers as well service organizations run by major banks. Third party software and service competitors include AJB Software Design, Inc., Retalix, Heartland Payment Systems, Inc., Servebase Computers Ltd, Tender Retail Inc., and VeriFone Systems, Inc. Primary competition in this space is large third-party processors that offer complete solutions to the retailer.

Payments Fraud Management

Principal competitors for the payments fraud detection products are Actimize, Inc., Fair Isaac Corporation, BAE Systems Detica, ReD, Fidelity National Information Services, Inc., Fiserv, Inc., Memento Inc., Norkom Technologies, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Payments Infrastructure

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

Our total research and development expenses during the years ended December 31, 2012, 2011 and 2010 were $133.8 million, $90.2 million, and $74.1 million, or 20.1%, 19.4%, and 17.7% of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2012, our customers include 18 of the top 20 banks worldwide, as measured by asset size, 14 of the top 20 retailers in the United States, as measured by revenue, and six of the leading 25 global retailers, as measured by revenue. As of December 31, 2012, we had 2,648 customers in 104 countries on six continents. Of this total, 1,987 are in the Americas reportable segment, 502 are in the EMEA reportable segment and 159 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010. One customer in the Americas reportable segment accounted for 12.6% of our consolidated accounts receivable balance as of December 31, 2011. No customer accounted for more than 10% of our accounts receivable balance as of December 31, 2012.

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

Current international distributors and sales agents for us during the year ended December 31, 2012 included:

•	ASI International (Colombia/Venezuela/Caribbean)

•	Channel Solutions Inc. (Philippines)

•	DataOne Asia Co (Thailand)

•	Diebold (United States)

•	EFT Corp. (Sub-Saharan Africa)

•	Fiserv (United States)

•	Interswitch Ltd. (Sub-Saharan Africa)

•	JDA Software Group (United States)

•	Korea Computer Inc (Korea)

•	MII (Indonesia)

•	Optimisa (Chile)

•	P.T. Abhimata Persada (Indonesia)

•	Payment Technologies (Russia/CIS)

•	PTESA (Colombia)

•	PTESAVEN C.A. (Venezuela)

•	Stream IT Consulting Ltd. (Thailand)

•	Syscom Computer (Shenzhen) (China)

•	Syscom Computer Engineering (Taiwan)

•	System Builder (Middle East)

•	Tomax Corp. (United States)

•	Transaction Payment Solutions (Sub-Saharan Africa)

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales offices in Omaha, Norcross and Waltham, we also have sales offices located outside the United States in Athens, Bahrain, Bangkok, Beijing, Bogota, Brussels, Buenos Aires, Capetown, Dubai, Gouda, Johannesburg, Kuala Lumpur, Madrid, Manila, Melbourne, Mexico City, Milan, Montevideo, Moscow, Mumbai, Munich, Naples, Paris, Riyadh, Sao Paulo, Seoul, Shanghai, Singapore, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

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

Segment Information and Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 12, Segment Information, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2012, we had a total of approximately 3,530 employees of whom 1,785 were in the Americas reportable segment, 873 were in the EMEA reportable segment and 872 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of March 1, 2013, our executive officers, their ages and their positions were as follows.

Name	Age	Position
Philip G. Heasley	63	President, Chief Executive Officer and Director
Scott W. Behrens	41	Executive Vice President, Chief Financial Officer
Craig A. Maki	46	Executive Vice President, Treasurer and Chief Corporate Development Officer
Dennis P. Byrnes	49	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
David N. Morem	55	Executive Vice President, Global Customer Operations
Charles H. Linberg	55	Vice President, Chief Technology Officer

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

Mr. Maki serves as Executive Vice President, Treasurer and Chief Corporate Development Officer. Mr. Maki joined the Company in June 2006. Mr. Maki was appointed Treasurer in January 2008. Prior to joining the Company, Mr. Maki served as Senior Vice President for Stephens, Inc. from 1999 through 2006. From 1994 to 1999, Mr. Maki was a Director in the Corporate Finance group at Arthur Andersen and from 1991 to 1994, he was a Senior Consultant at Andersen Consulting. Mr. Maki graduated from the University of Wyoming and received his Master of Business Administration from the University of Denver.

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

Mr. Morem joined the Company in June 2005 and serves as Executive Vice President, Global Customer Operations. Prior to his appointment as Senior Vice President, Global Business Operations in January 2008, Mr. Morem served as Chief Administrative Officer of the Company. Prior to joining ACI, Mr. Morem held executive positions at GE Home Loans, Bank One Card Services and U.S. Bank. Mr. Morem brings more than 25 years of experience in process management, finance, credit operations, credit policy and change management. Mr. Morem holds a Bachelor of Arts degree from the University of Minnesota and a Master of Business Administration from the University of St. Thomas.

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

Our BASE24-eps product is strategic for us, in that it is designated to help us win new accounts, replace legacy payments systems on multiple hardware platforms and help us transition our existing customers to a new, open-systems product architecture. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected if we are unable to generate adequate sales of BASE24-eps, if market acceptance of BASE24-eps is delayed, or if we are unable to successfully deploy BASE24-eps in production environments.

Our future profitability depends on demand for our products; lower demand in the future could adversely affect our business.

Our revenue and profitability depend on the overall demand for our products and services. Historically, a majority of our total revenues resulted from licensing our BASE24 product line and providing related services and maintenance. Any reduction in demand for, or increase in competition with respect to, the BASE24 product line could have a material adverse effect on our financial condition, cash flows and/or results of operations.

We have historically derived a substantial portion of our revenues from licensing of software products that operate on HP NonStop servers. Any reduction in demand for HP NonStop servers, or any change in strategy by HP related to support of its NonStop servers, could have a material adverse effect on our financial condition, cash flows and/or results of operations.

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

Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition, cash flows, and results of operations. Our business is concentrated in the financial services industry, making us susceptible to consolidation in, or contraction of the number of participating institutions within, that industry. Consolidation activity among financial institutions has increased in recent years and the current financial crisis has resulted in even further consolidation and contraction as financial institutions have failed or have been acquired by or merged with other financial institutions. There are several potential negative effects of increased consolidation activity. Continuing consolidation and failure of financial institutions could cause us to lose existing and potential customers for our products and services. For instance, consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of our products, our revenues would decline.

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

Furthermore, as a result of the maturity announcement, certain up-front fees associated with the legacy payment engines, including initial license fees, may become subject to ratable revenue recognition over time rather than up front at the time of contract. This will result in a delay in the recognition of these up-front fees. Additionally, customers may negotiate terms associated with their migration to BASE24-eps which may cause the recognition of revenue associated with the customer’s legacy payment engine to be deferred pending the completion of the migration.

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

While we intend to finance our operations and growth of our business with existing cash and cash flow from operations, if adverse global economic conditions persist or worsen, we could experience a decrease in cash from operations attributable to reduced demand for our products and services and as a result, we may need to borrow additional amounts under our existing credit facility or we may require additional financing for our continued operation and growth. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic crisis on our operating results, cash flows and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. There can be no assurance that alternative financing on acceptable terms would be available to replace any defaulted commitments.

Our existing levels of debt and debt service requirements may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) we use a large portion of our operating cash flow to pay principal and interest on our credit facility, which reduces the amount of money available to finance operations, acquisitions and other business activities; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (vi) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vii) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants required under our credit facility, an event of default could result that would cause all of our debt to become due and payable and could permit the lenders under our credit facility to foreclose on the assets securing such debt.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our financial results.

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2012. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

We may become involved in litigation that could materially adversely affect our business financial condition, cash flows and/or results of operations.

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

As part of our business strategy, we anticipate that we may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in, or strategic partnerships with, other companies. Any acquisition, investment or partnership, including our recently completed acquisitions of S1, Distra and North Data, and our pending acquisition of Online Resources Corporation (“ORCC”), are subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, potential overpayment for the acquired company or assets, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition which may increase our interest expense and leverage significantly, lack of familiarity with new markets, and difficulties in supporting new product lines.

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

Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions could have a material adverse effect on our business, financial condition, cash flows and/or results of operations. Correspondingly, our expectations related to the benefits related to our recent acquisitions, prior acquisitions or any other future acquisition or investment could be inaccurate.

We may experience difficulties integrating ORCC’s, which could cause us to fail to realize the anticipated benefits of the acquisitions.

Achieving the anticipated benefits of our pending acquisition of ORCC will depend in part upon whether we are able to integrate the businesses of the company in an effective and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from our routine business.

Any delay or inability of management to successfully integrate the operations of ORCC could compromise our potential to achieve the anticipated long-term strategic benefits of the acquisition and could have a material adverse effect on the business, financial condition, cash flows and results of operations and the market value of our stock after the acquisition.

Our software products may contain undetected errors or other defects, which could damage our reputation with customers, decrease profitability, and expose us to liability.

Our software products are complex. Software typically contains bugs or errors that can unexpectedly interfere with the operation of the software products. Our software products may contain undetected errors or flaws when first introduced or as new versions are released. These undetected errors may result in loss of, or delay in, market acceptance of our products and a corresponding loss of sales or revenues. Customers depend upon our products for mission-critical applications, and these errors may hurt our reputation with customers. In addition, software product errors or failures could subject us to product liability, as well as performance and warranty claims, which could materially adversely affect our business, financial condition, cash flows and/or results of operations.

If our products and services fail to comply with legislation, government regulations and industry standards to which our customers are subject, it could result in a loss of customers and decreased revenue.

Legislation, governmental regulation and industry standards affect how our business is conducted, and in some cases, could subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation, governmental regulation and industry standards may directly or indirectly impact our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. For example, our products are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by government and regulatory authorities such as the Dodd-Frank Wall Street Reform and the Consumer Protection Act relating to financial regulatory reform, as well as legislation and regulation related to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

If our security measures are breached or become infected with a computer virus, or if our services are subject to attacks that degrade or deny the ability of users to access our products or services, our business will be harmed by disrupting delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store, and transmit sensitive business information of our customers. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition, cash flows and/or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting our networks and confidential information. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

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

An operational failure or outage in any of these systems, or damage to or destruction of these systems, which causes disruptions in our services, could result in loss of customers, damage to customer relationships, reduced revenues and profits, refunds of customer charges and damage to our brand and reputation and may require us to incur substantial additional expense to repair or replace damaged equipment and recover data loss caused by the interruption. Any one or more of the foregoing occurrences could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations.

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

We have historically derived a majority of our revenues from international operations and anticipate continuing to do so. As a result, we are subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. Our exposures resulting from fluctuations in foreign currency exchange rates may change over time as our business evolves and could have an adverse impact on our financial condition, cash flows and/or results of operations. We have not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes.

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

We may face exposure to unknown tax liabilities, which could adversely affect our financial condition, cash flows and/or results of operations.

We are subject to income and non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax liabilities and other tax liabilities. In addition, we expect to continue to benefit from implemented tax-saving strategies. We believe that these tax-saving strategies comply with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law and successfully challenge any of our tax positions, our financial condition, cash flows and/or results of operations could be adversely affected.

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

We lease office space in Naples, Florida, for our principal executive headquarters. The Naples lease expires in 2017. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. The Omaha lease continues through 2028. Our EMEA headquarters is located in Watford, England. The lease for the Watford facility expires at the end of 2023. Our Asia/Pacific headquarters is located in Singapore, with the lease for this facility expiring in fiscal 2014. We also lease office space in numerous other locations in the United States and in many other countries.

We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe that we will be able to renew leases as they expire or secure alternate suitable space. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information regarding our obligations under our facilities leases.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year ended December 31, 2012		Year ended December 31, 2011
	High	Low	High	Low
Fourth quarter	$43.89	$38.03	$31.77	$25.26
Third quarter	$46.54	$40.68	$37.68	$26.34
Second quarter	$44.21	$36.94	$33.77	$28.95
First quarter	$41.62	$28.23	$32.90	$25.04

As of February 25, 2013, there were 341 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared nor paid cash dividends on our common stock. We do not presently anticipate paying cash dividends. However, any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend upon our financial condition, capital requirements and earnings, as well as other factors the board of directors may deem relevant. The terms of our current Credit Facility may restrict the payment of dividends subject to the Company meeting certain financial metrics and being in compliance with the events of default provisions of the agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2012	362	(1)	$46.54	—	$78,882,000
November 1 through November 30, 2012	5,725	(1)	43.26	—	$78,882,000
December 1 through December 31, 2012	1,529	(1)	43.02	—	$78,882,000

Total	7,616		$43.37	—

(1)	Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended December 31, 2012, 22,486 shares of the RSAs vested. We withheld 7,616 of those shares to pay the employees’ portion of applicable withholding taxes.
(2)	Approximate dollar value remaining based upon the closing stock price on December 31, 2012.

In fiscal 2005, we announced that our board of directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our board of directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our board of directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our board of directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. Approximately 1.8 million shares or $78.9 million remains available at December 31, 2012. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board of directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2007, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

	Years Ended December 31,
	2012 (1)	2011	2010	2009	2008
	(in thousands, except per share data)
Income Statement Data:
Total revenues	$666,579	$465,095	$418,424	$405,755	$417,653
Net income	$48,846	$45,852	$27,195	$19,626	$10,582
Earnings per share:
Basic	$1.26	$1.37	$0.81	$0.57	$0.31
Diluted	$1.22	$1.34	$0.80	$0.57	$0.30
Shares used in computing earnings per share:
Basic	38,696	33,457	33,560	34,368	34,498
Diluted	39,905	34,195	33,870	34,554	34,795

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$89,527	$114,807	$24,045	$78,662	$80,280
Total assets	1,250,886	664,642	601,529	590,043	552,842
Current portion of debt (3)	17,500	—	75,000	—	—
Debt (long-term portion) (2) (3)	369,064	77,058	2,790	77,408	76,014
Stockholders’ equity	534,357	317,330	255,623	236,063	213,841

(1)	The consolidated balance sheet and statement of income for the year ended December 31, 2012 includes the acquisition of S1, North Data and Distra as discussed in Note 2, Acquisitions.
(2)	Debt (long-term portion) includes long-term capital lease obligations of $0.9 million, $1.8 million, $1.5 million, and $1.0 million as of December 31, 2011, 2010, 2009 and 2008, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets. We have no material capital lease obligations at December 31, 2012.
(3)	Our previous revolving credit facility had a maturity date of September 29, 2011; therefore, it was moved to current from long-term as of December 31, 2010. We refinanced this credit facility in the third quarter of 2011 with a new long term credit facility that was replaced with a Credit Agreement in November 2011. The outstanding balance of the Credit Agreement increased in 2012 due to the S1 acquisition. We also financed through a vendor a five-year license agreement during the year ended December 31, 2012 for which $12.2 million is outstanding as of December 31, 2012. Of this balance, $2.9 million is included in other current liabilities and $9.3 million is included in other noncurrent liabilities in the consolidated balance sheets at December 31, 2012. See Note 6, Debt, for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACI Worldwide powers electronic payments and banking for nearly 1,650 financial institutions, retailers and processors around the world. Through our integrated suite of software products and hosted services, we deliver a broad range of solutions for electronic payments, transaction banking, mobile, branch and voice banking; fraud detection and trade finance.

In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide and ACI Payment Systems brands.

We derive a majority of our revenues from non-domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

Key trends that currently impact our strategies and operations include:

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

Adoption of real-time delivery. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the UK, payments sent through the traditional ACH multi day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds and this is being considered in several countries including Singapore and the US. Corporate customers expect real-time information on the status of their payments instead of waiting for an end of day report. And regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools such as dashboards so our experience will be valuable in addressing this trend.

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

Electronic payments fraud and compliance. As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology, most recently in the United States. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices) allowing the deployment of other technologies like contactless. We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

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

Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our product strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Our customers have been making use of existing products to deploy mobile banking, mobile payment and mobile commerce and mobile payment solutions for their customers in many countries. In addition, ACI has invested in mobile products of our own and via partnerships to support mobile functionality in the marketplace.

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

The banking, financial services and payments industries have come under increased scrutiny from federal, state and foreign lawmakers and regulators in response to the crises in the financial markets and the global recession. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law July 21, 2010, represents a comprehensive overhaul of the U.S. financial services industry and requires the implementation of many new regulations that will have a direct impact on our customers and potential customers. These regulatory changes may create both opportunities and challenges for us. The application of the new regulations on our customers could create an opportunity for us to market our product capabilities and the flexibility of our solutions to assist our customers in addressing these regulations. At the same time, these regulatory changes may have an adverse impact on our operations and our financial results as we adjust our activities in light of increased compliance costs and customer requirements. It is currently too difficult to predict the long term extent to which the Dodd-Frank Act or the resulting regulations will impact our business and the businesses of our current and potential customers.

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

We continue to seek ways to grow through organic sources, partnerships, alliances, and acquisitions. We continually look for potential acquisitions designed to improve our solutions’ breadth or provide access to new markets. As part of our acquisition strategy, we seek acquisition candidates that are strategic, capable of being integrated into our operating environment, and financially accretive to our financial performance.

Acquisitions

Fiscal 2013 Acquisitions

Online Resources Corporation

On January 30, 2013, the Company and Online Resources Corporation (“ORCC”) entered into a Transaction Agreement (the “Transaction Agreement”) providing for the acquisition of ORCC by the Company. The boards of directors of both ORCC and the Company have approved the Transaction Agreement.

Pursuant to the terms of the Transaction Agreement, we have commenced a tender offer (the “Offer”) for all of ORCC’s outstanding shares of common stock at a purchase price of $3.85 per ORCC share in cash for approximately $127 million. The Offer is subject to the conditions that there be validly tendered and not withdrawn prior to the expiration date of the Offer, a majority of all of the ORCC shares outstanding and entitled to vote.

The Company and Special Value Opportunities Fund, LLC (“SVOF”) entered into a Shareholder Agreement for the Company to acquire the Series A-1 Convertible Preferred Stock of ORCC (“Preferred Stock”) held by SVOF. Purchase price for the Preferred Stock is expected to be approximately $130.5 million

The Offer is also subject to the satisfaction of other customary conditions, in accordance with the terms of the Transaction Agreement and the absence of a material adverse effect. The Offer is not subject to any financing condition.

Profesionales en Transacciones Electronicas S.A

During the first quarter of 2013, we acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. PTESA hasa been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

PTESA-E and PTESA-V were acquired for $2.8 million. The assets of PTESA-C were acquired for $11.4 million. The acquisition will be accounted for using the acquisition method of accounting with the Company identified as the acquirer.

Factors contributing to the purchase price that resulted in goodwill (a portion of which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region.

Distra Pty Ltd

On September 18, 2012, we closed the acquisition of Distra Pty Ltd (“Distra”). The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of ACI and Distra technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable ACI’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership. The aggregate purchase price of Distra was $49.8 million, which was paid with existing cash balances.

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

We have achieved annual cost synergies of approximately $48 million with the integration of S1. We anticipate we will achieve an additional $5 million in cost synergies as a result of IT, facilities, and data center consolidations in future periods. In addition, the increased global scale and expected cost savings are expected to generate margin expansion.

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

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes. Based on our annual review of customer renewal experience completed during the three months ended December 31, 2012, backlog results for all reported periods have been updated to reflect our most current customer renewal experience.

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Americas	$1,429	$1,419	$1,414	$1,405	$912
EMEA	719	686	653	669	514
Asia/Pacific	268	262	239	243	191

Total	$2,416	$2,367	$2,306	$2,317	$1,617

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“committed backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“renewal backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month committed backlog and renewal backlog estimates as of December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 (in millions). The December 31, 2012 60-month backlog estimate includes approximately $752 million as a result of the acquisition of S1. Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Committed	$1,324	$1,122	$1,096	$1,117	$952
Renewal	1,092	1,245	1,210	1,200	665

Total	$2,416	$2,367	$2,306	$2,317	$1,617

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2012 and 2011 (in millions). The December 31, 2012 12-month backlog estimate includes approximately $188 million as a result of the acquisition of S1. For all periods reported, approximately 90% of our 12-month backlog estimate is committed backlog and approximately 10% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2012			December 31, 2011
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$277	$69	$346	$183	$47	$230
EMEA	143	37	180	97	43	140
Asia/Pacific	53	17	70	38	16	54

Total	$473	$123	$596	$318	$106	$424

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of income as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Income (amounts in thousands):

	Years Ended December 31,
	2012		2011		2010
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$125,697	18.9%	$74,190	16.0%	$61,748	14.8%
Monthly license fees (MLFs)	96,149	14.4%	115,630	24.9%	102,811	24.6%

Software license fees	221,846	33.3%	189,820	40.8%	164,559	39.3%
Maintenance fees	199,876	30.0%	148,357	31.9%	135,523	32.4%
Services	131,536	19.7%	79,770	17.2%	73,989	17.7%
Software hosting fees	113,321	17.0%	47,148	10.1%	44,353	10.6%

Total revenues	666,579	100.0%	465,095	100.0%	418,424	100.0%

Expenses:
Cost of software license fees	23,592	3.5%	15,418	3.3%	12,591	3.0%
Cost of maintenance, services and hosting fees	202,052	30.3%	118,866	25.6%	117,132	28.0%
Research and development	133,759	20.1%	90,176	19.4%	74,076	17.7%
Selling and marketing	87,054	13.1%	80,922	17.4%	70,553	16.9%
General and administrative	108,747	16.3%	71,425	15.4%	70,096	16.8%
Depreciation and amortization	37,003	5.6%	22,057	4.7%	20,328	4.9%

Total expenses	592,207	88.8%	398,864	85.8%	364,776	87.2%

Operating income	74,372	11.2%	66,231	14.2%	53,648	12.8%
Other income (expense):
Interest income	914	0.1%	1,315	0.3%	665	0.2%
Interest expense	(10,417)	-1.6%	(2,431)	-0.5%	(1,996)	-0.5%
Other, net	399	0.1%	(802)	-0.2%	(3,615)	-0.9%

Total other income (expense)	(9,104)	-1.4%	(1,918)	-0.4%	(4,946)	-1.2%

Income before income taxes	65,268	9.8%	64,313	13.8%	48,702	11.6%
Income tax expense	16,422	2.5%	18,461	4.0%	21,507	5.1%

Net income	$48,846	7.3%	$45,852	9.9%	$27,195	6.5%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Total revenues for the year ended December 31, 2012 increased $201.5 million, or 43.3%, as compared to the same period in 2011. The increase is the result of a $32.0 million, or 16.9%, increase in software license fee revenue, a $51.5 million, or 34.7%, increase in maintenance fee revenue, a $51.8 million, or 64.9%, increase in services revenue and a $66.2 million, or 140.4%, increase in software hosting fee revenues.

The increase in total revenues for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due to a $106.5 million, or 43.1%, increase in the Americas reportable segment, a $53.1 million, or 32.2%, increase in the EMEA reportable segment and a $41.8 million, or 76.8%, increase in the Asia/Pacific reportable segment.

The addition of S1 contributed $161.9 million, or 34.8%, of the increase in total revenues for the year ended December 31, 2012. Excluding the impact of the addition of S1, total revenues for the year ended December 31, 2012 increased $39.6 million, or 8.5%. The increase in total revenues, excluding the addition of S1, is primarily due to increased sales and an increase in the number and size of projects that were completed and recognized during the year ended December 31, 2012 as compared to the same period in 2011.

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

As a result of the maturation of certain retail payment engine products, certain of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues. Due to the relative size and varying periods over which these revenues are being recognized, our MLF revenues have decreased as compared to the same period in 2011.

Initial License Fee (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the year ended December 31, 2012 compared to the same period in 2011, increased by $51.5 million, or 69.4%, of which $6.1 million, or 8.2% was due to the addition of S1. All reportable segments experienced increases in ILF revenues with the Americas, EMEA and Asia/Pacific reportable segments increasing by $4.3 million, $32.1 million and $15.1 million, respectively. The increase in ILF revenues in the Asia/Pacific reportable segment is largely attributable to customers converting from perpetual license arrangements to term and transaction based license arrangements during the year ended December 31, 2012 as compared to the same period in 2011. Included in the above are capacity related revenue increases of $9.4 million, $17.7 million and $1.3 million in the Americas, EMEA and Asia/Pacific reportable segments, respectively, in the year ended December 31, 2012 as compared to the same period in 2011.

Monthly License Fee (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $19.5 million, or 16.8%, during the year ended December 31, 2012, as compared to the same period in 2011 with the Americas and EMEA reportable segments decreasing by $5.0 million and $16.4 million, respectively, partially offset by an increase in the Asia/Pacific reportable segment of $1.9 million. MLF revenue increased $5.0 million, or 4.3%, due to the addition of S1. The decrease in MLF revenues is primarily due to a decrease in the amount of ILF revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Fee Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance fee revenues during the year ended December 31, 2012, as compared to the same period in 2011 increased $51.5 million, or 34.7%, of which $48.3 million, or 32.6%, was due to the addition of S1. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $26.6 million, $13.6 million and $11.3 million, respectively. Increases in maintenance fee revenues are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of enhanced support programs.

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

Services revenue during the year ended December 31, 2012 as compared to the same period in 2011 increased by $51.8 million, or 64.9%, of which $43.3 million, or 54.2%, was due to the addition of S1. Implementation and professional services increased in the Americas, EMEA and Asia/Pacific reportable segment by $19.3 million, $19.0 million and $13.5 million, respectively.

Software Hosting Fee Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements that do not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fee revenue during the year ended December 31, 2012 as compared to the same period in 2011 increased $66.2 million, or 140.4%, of which $59.2 million, or 125.6%, was due to the addition of S1. The remaining increase is primarily in the Americas reportable segment and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the year ended December 31, 2012 increased $193.3 million, or 48.5%, as compared to the same period of 2011. Included in operating expenses for the year ended December 31, 2012 were approximately $159.0 million of operating expenses related to the addition of S1. Additionally, there were approximately $31.5 million and $6.7 million of one-time expenses incurred in the year ended December 31, 2012, and December 31, 2011, respectively. Included in the $31.5 million of one-time expenses for the year ended December 31, 2012 were $14.2 million of severance expense and accelerated share-based compensation expense, $4.1 million related to investment banking fees, $5.4 million related to IT outsource termination charges and data center relocations, $4.9 million related to facility termination charges and $2.9 million of additional professional fees related to the acquisition of S1. Excluding these expenses, total operating expenses increased $9.5 million in the year ended December 31, 2012 compared to the same period in 2011.

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

Cost of software licenses fees increased $8.2 million, or 53.0%, in the year ended December 31, 2012 compared to the same period in 2011 primarily from $7.5 million of amortization for S1 acquisition software.

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

Cost of maintenance, services, and hosting fees increased $83.2 million, or 70.0%, in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of $77.7 million from the addition of S1 and $6.6 million from an increase in the recognition of deferred costs associated with various go-live events.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $43.6 million, or 48.3%, in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of $36.8 million from the addition of S1 and $6.8 million in increased personnel costs.

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

Selling and marketing expense increased $6.1 million, or 7.6%, in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of $12.0 million from the addition of S1, partially offset by a $5.9 million decrease in personnel related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $37.3 million, or 52.3%, in the year ended December 31, 2012 compared to the same period in 2011. There were approximately $31.5 million and $6.7 million of one-time expenses incurred in the year ended December 31, 2012, and December 31, 2011, respectively. Included in the $31.5 million of one-time expenses for the year ended December 31, 2012 were $14.2 million of severance expense and accelerated share-based compensation expense, $4.1 million related to investment banking fees, $5.4 million related to IT outsource termination charges, and data center relocations, $4.9 million related to facility termination charges and $2.9 million of additional professional fees related to the acquisition of S1. Additionally, $11.3 million of the increase was the result of the addition of S1. Excluding these expenses, total general and administrative expenses increased $1.2 million in the year ended December 31, 2012 compared to the same period in 2011, primarily due to increased personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $14.9 million, or 67.8%, in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of $12.7 million from the addition of S1 and $1.1 million from the addition of North Data and Distra acquisition intangible amortization.

Other Income and Expense

Interest income for the year ended December 31, 2012 decreased $0.4 million, or 30.5%, as compared to the same period in 2011. The decrease in interest income is primarily due to $0.5 million in interest related to a tax refund recognized during the year ended December 31, 2011.

Interest expense for the year ended December 31, 2012 increased $8.0 million as compared to the same period in 2011 due to the increased debt used to partially fund the S1 acquisition during the first quarter of 2012.

Other, net consists of foreign currency losses and other non-operating items. Other income (expense) for the years ended December 31, 2012 and 2011 were $0.4 million and $(0.8) million, respectively. We realized a gain of $1.6 million on the shares of S1 stock previously held as available-for-sale during the year ended December 31, 2012.

Income Taxes

The effective tax rates for the years ended December 31, 2012 and 2011 were approximately 25.2% and 28.7%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2012 and 2011 effective tax rates were most impacted by our operations in Canada, Ireland and United Kingdom where the tax rates are significantly less than the United States. The effective tax rate for the year ended December 31, 2012 was positively impacted by a $1.6 million release of an accrued tax liability and a favorable adjustment of $1.7 million to the Company’s uncertain tax positions. The accrued tax liability and the accrual for uncertain positions are no longer required as the statute of limitations expired for the tax returns to which they are associated during 2012. The effective tax rate for the year ended December 31, 2011 was positively impacted by the release of a $3.1 million liability due to the expiration of a contractual obligation related to the transfer of certain intellectual property rights from the United States to non-United States entities. The effective tax rate for the year ended December 31, 2011 was also positively impacted by a favorable adjustment of $4.4 million to our reserve for uncertain tax positions partially offset by the reversal of related deferred tax assets of $2.4 million.

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

Segment Results for Years Ended December 31, 2012, 2011 and 2010

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Americas	$352,197	$245,703	$221,560
EMEA	218,015	164,874	150,525
Asia/Pacific	96,367	54,518	46,339

	$666,579	$465,095	$418,424

Income (loss) before income taxes:
Americas	$103,165	$84,392	$73,670
EMEA	78,848	45,755	42,026
Asia/Pacific	32,673	6,962	(1,481)
Corporate	(149,418)	(72,796)	(65,513)

	$65,268	$64,313	$48,702

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as global product development, global customer operations and global product management. Shared function costs are allocated to the geographic reportable segments as a percentage of revenue or as a percentage of headcount. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment as well as amortization on acquired intangibles are reported in the corporate line item.

The increase in revenue and income before taxes for all geographic segments is due to the acquisitions during the year ended December 31, 2012. The Corporate line item’s loss before income taxes increased for the year ended December 31, 2012 compared to the same period in 2011 due to approximately $31.5 million in one-time expenses related to the acquisition of S1 compared to $6.7 million in the same period for 2011. In addition, Corporate depreciation and amortization expense increased $22.3 million for the year ended December 31, 2012 primarily due to the acquisition of S1. Interest expense increased Corporate expense by $8.0 million year ended December 31, 2012 compared to the same period in 2011. The remaining increase for the year ended December 31, 2012 compared to the same period in 2011 is due to additional corporate operating costs incurred with the addition of S1. These costs include both duplicative operating costs incurred before the synergy savings plans were fully implemented and increased corporate costs added to support the larger integrated Company. The Company expects corporate costs to decrease moving forward into 2013 as the synergy savings are realized.

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

As of December 31, 2012, we had $76.3 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of December 31, 2012, $67.7 million of the $76.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year (amounts in thousands).

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(9,265)	$83,462	$81,308
Investing activities	(342,940)	(47,683)	(19,349)
Financing activities	233,901	(8,721)	(17,575)

2012 compared to 2011

Net cash flows provided (used) by operating activities for the year ended December 31, 2012 amounted to $(9.3) million as compared to $83.5 million during the same period in 2011. The comparative period decrease was principally the result of the $20.7 million repayment of the IBM Alliance agreement liability due to the termination of the Alliance in December 2012, $19.4 million in S1 acquisition related acquired liabilities, $6.9 million of transaction fees related to recent acquisitions, $8.4 million paid for restructuring related severance related to the S1 acquisition, $4.1 million related to facility closures, and an additional $9.9 million in tax payments during the year ended December 31, 2012. The remainder of the decrease is primarily due to timing of the collection of receivables related to the integration activities of the recent acquisitions. We use our operating cash flow primarily for funding capital expenditures, our share buyback program, and acquisitions.

During the year ended December 31, 2012, we paid $270.9 million, net of $97.7 million in cash acquired, to acquire S1. In addition, we paid $4.6 million, net of $0.1 million in cash acquired, to acquire North Data and $49.8 million to acquire Distra. We used cash of $16.7 million to purchase software, property and equipment.

In 2012, we received proceeds of $295.0 million from our Credit Agreement to partially fund our purchase of S1. We received an additional $24.0 million from the revolving portion of our Credit Agreement, which we subsequently used to partially fund the repurchase of 2,492,600 common stock warrants from IBM for $29.6 million. We received $11.9 million from IBM for the exercise of 11,470 common stock warrants at $27.50 and 350,000 at $33.00 per share. There are no warrants outstanding at December 31, 2012. We repaid $13.8 million and $6.0 million of the Term Credit Facility and Revolving Credit Facility, respectively, during the year ended December 31, 2012. In addition, in 2012 we received proceeds of $21.7 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $57.8 million for the repurchases of common stock and $3.3 million for the repurchase of restricted stock for tax withholdings. We also made payments to third-party institutions, primarily related to other debt and capital leases, totaling $8.2 million.

We may also decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements for at least the next twelve months. In addition, the debt commitment from Wells Fargo Bank, National Association of up to $750 million is sufficient to fund the acquisition of ORCC expected to occur in the first quarter of 2013.

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

Debt

Credit Agreement

As of December 31, 2012, we had up to $62 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings actually available under the senior secured revolving credit facility varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At December 31, 2012 (and at all times during the period) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2012 was 2.22%.

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

Debt Commitment

On January 30, 2013, in connection with the Transaction Agreement related to ORCC, the Company entered into a commitment letter (the “Commitment Letter”), whereby Wells Fargo Bank, National Association committed to provide, as a source of funding for the transactions contemplated by the Transaction Agreement, financing of up to $750 million (the “Commitment”), or $300 million of financing in addition to the current $450 million Credit Facility. The Commitment is subject to various conditions, including consummation of the Offer.

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

On September 13, 2012, the Company’s board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million. On September 26, 2012, the Company repurchased 2,492,600 common stock warrants from IBM for $29.6 million. See Note 17, International Business Machines Corporation Alliance Agreement, for further discussion on the warrants.

Under the program to date, we have purchased 9,519,872 shares for approximately $244.9 million. We purchased 1,437,692 shares for $57.8 million during the year ended December 31, 2012. The maximum remaining dollar value of shares authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $78.9 million as of December 31, 2012.

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

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through October 2028. Additionally, we have entered into a Credit Agreement that matures in 2016.

Contractual obligations as of December 31, 2012 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$87,798	$15,505	$20,853	$13,968	$37,472
Revolving Credit Facility	188,000	—	—	188,000	—
Term Credit Facility	186,250	17,500	56,250	112,500	—
Revolving Credit Facility interest (1)	16,103	4,174	8,347	3,582	—
Term Credit Facility interest (1)	12,445	4,010	6,452	1,983	—
Financed internally used software (2)	12,200	2,900	6,100	3,200	—
IBM termination fee (3)	2,996	2,996	—	—	—

Total	$505,792	$47,085	$98,002	$323,233	$37,472

(1)	Based upon the debt outstanding and interest rate in effect at December 31, 2012 of 2.22%.
(2)	During the year ended December 31, 2012, the Company financed through the vendor a five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016. Of this amount, $12.2 million remains outstanding at December 31, 2012 with $2.9 million included in other current liabilities and $9.3 million included in other non-current liabilities in our consolidated balance sheet.
(3)	Termination fee for IBM IT outsourcing agreement as discussed in Note 18 to the condensed consolidated financial statements.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2012 is $13.1 million.

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

The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, Nature of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a further discussion of revenue recognition and other significant accounting policies.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2012 and December 31, 2011 our intangible assets, excluding goodwill, net of accumulated amortization, were $127.9 million and $18.3 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from three years to 20 years.

As of December 31, 2012 and 2011, our goodwill was $501.1 million and $214.1 million, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, covenants not to compete and acquired developed technologies; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 2 to the consolidated financial statements.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2012, 2011 and 2010 pursuant to our 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2012, 2011 and 2010, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

In relation to the acquisition of S1 Corporation, we amended the S1 Corporation 2003 Stock Incentive Plan, as previously amended and restated (the “S1 2003 Incentive Plan”). RSAs were granted to S1 employees by S1 Corporation prior to the acquisition in accordance with the terms of the Transaction Agreement (“Transaction RSAs”) under the S1 2003 Incentive Plan. These are the only equity awards currently outstanding under the S1 2003 Incentive Plan and no further grants will be made.

Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of our common stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. If an employee is terminated without cause within 12 months from the acquisition date, the RSAs 100% vest. Stock is issued without direct cost to the employee. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The conversion of the Transaction RSAs was treated as a modification and as such, they were valued immediately prior to and after modification. We recognize compensation expense for RSAs on a straight-line basis over the requisite service period. The incremental fair value as measure upon modification will be recognized on a straight-line basis from modification date through the end of the requisite service period.

The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 13, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Standards

On January 1, 2012, we adopted 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Adoption of ASU 2011-04 did not have a material impact on our financial statements.

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). Also, in December of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). Adoption of ASU 2011-05 did not have a material impact on our financial statements.

On January 1, 2012, we adopted ASU 2011-08, Testing Goodwill for Impairment. This standard allows entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows entities to first assess qualitative factors to determine whether the existence of events and circumstances indicates that indefinite-lived intangible asset is more likely than not impaired. If, after assessing the totality of events and circumstances, an entity concludes that indefinite-lived intangible asset is not more likely than not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Entities have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Therefore, ASU 2012-02 will be effective for our fiscal year beginning January 1, 2013. Adoption of ASU 2012-02 is not expected to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2012. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2012, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2012.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting

On February 13, 2012, the Company completed its acquisition of S1 Corporation (“S1”). The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through December 31, 2012 and believes the internal controls and procedures of S1 will have a material effect on the Company’s internal control over financial reporting. See Note 2, Acquisitions, to the Consolidated Financial Statements included in Item 8 for discussion of the acquisition and related financial data.

On April 1, 2012, the Company provided notice of termination for the Master Services Agreement with International Business Machines to outsource our internal information technology environment. The effective date of the termination was December 31, 2012. Controls related to global corporate infrastructure services including management of ACI’s servers, storage, security platforms, data networks and end-user support services have successfully transitioned to ACI.

There have been no additional changes during the Company’s quarter ended December 31, 2012 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 1, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2013 (the “2013 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2013 Proxy Statement is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” “Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2013 Proxy Statement is incorporated herein by reference.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees. We have also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, Controller, and persons performing similar functions. The full text of both the Code of Business Conduct and Ethics and Code of Ethics is published on our website at www.aciworldwide.com in the “Investors – Corporate Governance” section. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics and the Code of Ethics on our website promptly following the adoption of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2013 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2013 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2013 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2013 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 1, 2013

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$76,329	$197,098
Billed receivables, net of allowances of $8,117 and $4,843, respectively	176,313	93,355
Accrued receivables	41,008	6,693
Deferred income taxes, net	34,342	25,944
Recoverable income taxes	5,572	—
Prepaid expenses	16,746	9,454
Other current assets	5,816	9,320

Total current assets	356,126	341,864

Property and equipment, net	41,286	20,479
Software, net	129,314	22,598
Goodwill	501,141	214,144
Other intangible assets, net	127,900	18,343
Deferred income taxes, net	63,370	13,466
Other noncurrent assets	31,749	33,748

TOTAL ASSETS	$1,250,886	$664,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,926	$11,532
Accrued employee compensation	35,194	27,955
Current portion of term credit facility	17,500	—
Deferred revenue	139,863	132,995
Income taxes payable	3,542	10,427
Deferred income taxes, net	174	—
Alliance agreement liability	—	20,667
Accrued and other current liabilities	36,400	23,481

Total current liabilities	266,599	227,057

Noncurrent liabilities
Deferred revenue	51,519	32,721
Note payable under term credit facility	168,750	—
Note payable under revolving credit facility	188,000	75,000
Deferred income taxes, net	14,940	—
Other noncurrent liabilities	26,721	12,534

Total liabilities	716,529	347,312

Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 46,606,796 and 40,821,516 shares issued at December 31, 2012 and 2011, respectively	232	204
Common stock warrants	—	24,003
Treasury stock, at cost, 7,159,023 and 7,178,427 shares outstanding at December 31, 2012 and 2011	(186,784)	(163,411)
Additional paid-in capital	534,953	322,654
Retained earnings	199,987	151,141
Accumulated other comprehensive loss	(14,031)	(17,261)

Total stockholders’ equity	534,357	317,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,250,886	$664,642

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Revenues:
Software license fees	$221,846	$189,820	$164,559
Maintenance fees	199,876	148,357	135,523
Services	131,536	79,770	73,989
Software hosting fees	113,321	47,148	44,353

Total revenues	666,579	465,095	418,424

Expenses:
Cost of software license fees (1)	23,592	15,418	12,591
Cost of maintenance, services and hosting fees (1)	202,052	118,866	117,132
Research and development	133,759	90,176	74,076
Selling and marketing	87,054	80,922	70,553
General and administrative	108,747	71,425	70,096
Depreciation and amortization	37,003	22,057	20,328

Total expenses	592,207	398,864	364,776

Operating income	74,372	66,231	53,648
Other income (expense):
Interest income	914	1,315	665
Interest expense	(10,417)	(2,431)	(1,996)
Other, net	399	(802)	(3,615)

Total other income (expense)	(9,104)	(1,918)	(4,946)

Income before income taxes	65,268	64,313	48,702
Income tax expense	16,422	18,461	21,507

Net income	$48,846	$45,852	$27,195

Earnings per share information
Weighted average shares outstanding
Basic	38,696	33,457	33,560
Diluted	39,905	34,195	33,870
Earnings per share
Basic	$1.26	$1.37	$0.81
Diluted	$1.22	$1.34	$0.80

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net income	$48,846	$45,852	$27,195
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	963	594	—
Reclassification of unrealized gain to a realized gain on available-for-sale securities	(1,557)	—	—
Foreign currency translation adjustments	3,824	(2,711)	(279)

Total other comprehensive income (loss):	3,230	(2,117)	(279)

Comprehensive income	$52,076	$43,735	$26,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$204	$24,003	$(158,652)	$307,279	$78,094	$(14,865)	$236,063
Net income	—	—	—	—	27,195	—	27,195
Other comprehensive loss	—	—	—	—	—	(279)	(279)
Repurchase of common stock	—	—	(18,624)	—	—	—	(18,624)
Shares issued and forefeited, net, under stock plans	—	—	6,162	(2,122)	—	—	4,040
Stock-based compensation	—	—	—	7,790	—	—	7,790
Repurchase of restricted stock for tax withholdings	—	—	(562)	—	—	—	(562)

Balance at December 31, 2010	204	24,003	(171,676)	312,947	105,289	(15,144)	255,623
Net income	—	—	—	—	45,852	—	45,852
Other comprehensive loss	—	—	—	—	—	(2,117)	(2,117)
Shares issued and forefeited, net, under stock plans	—	—	9,007	(1,547)	—	—	7,460
Stock-based compensation	—	—	—	11,254	—	—	11,254
Repurchase of restricted stock for tax withholdings	—	—	(742)	—	—	—	(742)

Balance at December 31, 2011	204	24,003	(163,411)	322,654	151,141	(17,261)	317,330
Net income	—	—	—	—	48,846	—	48,846
Other comprehensive income	—	—	—	—	—	3,230	3,230
Issuance of 5,785,280 shares of common stock for acquisition of S1 Corporation	28	—	—	204,828	—	—	204,856
Issuance of 95,500 shares from treasury stock for acquisition of S1 Corporation	—	—	2,174	—	—	—	2,174
Repurchase of 1,437,692 shares of common stock	—	—	(57,836)	—	—	—	(57,836)
Issuance of 361,470 shares from treasury stock for common stock warrant exercises	—	(2,769)	9,404	5,231	—	—	11,866
Cash settlement of common stock warrants	—	(21,234)	—	(8,362)	—	—	(29,596)
Stock-based compensation	—	—	—	15,186	—	—	15,186
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	26,158	(4,584)	—	—	21,574
Repurchase of restricted stock for tax withholdings	—	—	(3,273)	—	—	—	(3,273)

Balance at December 31, 2012	$232	$—	$(186,784)	$534,953	$199,987	$(14,031)	$534,357

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$48,846	$45,852	$27,195
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	13,284	7,541	6,651
Amortization	37,497	20,836	19,696
Provision for doubtful accounts receivable	1,431	(101)	3,116
Deferred income taxes	4,775	7,513	11,644
Stock-based compensation expense	15,186	11,254	7,790
Excess tax benefit of stock options exercised	(3,543)	(1,879)	(140)
Other	1,169	752	909
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables	(61,965)	(21,247)	11,214
Other current assets	2,843	4,076	(818)
Other noncurrent assets	2,729	(3,166)	(2,259)
Accounts payable	5,981	(4,963)	(2,318)
Accrued employee compensation	(29,026)	1,733	1,483
Repayment of IBM Alliance agreement liability	(20,667)	—	—
Accrued liabilities	(7,656)	803	(7,766)
Current income taxes	(5,660)	6,301	(4,224)
Deferred revenue	(11,816)	14,809	14,715
Other current and noncurrent liabilities	(2,673)	(6,652)	(5,580)

Net cash flows from operating activities	(9,265)	83,462	81,308

Cash flows from investing activities:
Purchases of property and equipment	(13,050)	(10,668)	(4,957)
Purchases of software and distribution rights	(3,612)	(8,309)	(8,209)
Alliance technical enablement expenditures	—	(1,856)	(6,183)
Purchase of available-for-sale securities	—	(10,000)	—
Acquisition of businesses, net of cash acquired	(325,232)	(16,850)	—
Other	(1,046)	—	—

Net cash flows from investing activities	(342,940)	(47,683)	(19,349)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,426	1,273	1,132
Proceeds from exercises of stock options	16,730	4,478	3,147
Excess tax benefit of stock options exercised	3,543	1,879	140
Repurchases of common stock	(57,836)	—	(18,624)
Repurchase of restricted stock for tax withholdings	(3,273)	(742)	(562)
Proceeds from exercises of common stock warrants	11,866	—	—
Cash settlement of common stock warrants	(29,596)	—	—
Repayment of revolving credit facility	—	(75,000)	—
Proceeds from interim revolving credit facility	—	75,000	—
Repayment of interim revolving credit facility	—	(75,000)	—
Proceeds from revolver portion of credit agreement	119,000	75,000	—
Repayment of revolver portion of credit agreement	(6,000)	—	—
Proceeds from term portion of credit agreement	200,000	—	—
Repayment of term portion of credit agreement	(13,750)	—	—
Payments on other debt and capital leases	(7,115)	(3,820)	(1,576)
Distribution to noncontrolling interest	—	—	(1,232)
Payment for debt issuance costs	(1,094)	(11,789)	—

Net cash flows from financing activities	233,901	(8,721)	(17,575)

Effect of exchange rate fluctuations on cash	(2,465)	(1,270)	1,009

Net increase (decrease) in cash and cash equivalents	(120,769)	25,788	45,393
Cash and cash equivalents, beginning of period	197,098	171,310	125,917

Cash and cash equivalents, end of period	$76,329	$197,098	$171,310

Supplemental cash flow information
Income taxes paid, net	$28,900	$19,014	$24,928
Interest paid	$8,275	$1,783	$1,663

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

The Company derives a substantial portion of its total revenues from licensing its BASE24 family of software products and providing services and maintenance related to those products. During the years ended December 31, 2012, 2011 and 2010, approximately 32%, 43%, and 46%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. A substantial majority of the Company’s licenses are time-based (“term”) licenses.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of their acquisition include: S1 Corporation (“S1”), North Data Uruguay S.A. (“North Data”), and Distra Pty Ltd. (“Distra”) acquired during the year ended December 31, 2012 and ISD Corporation (“ISD”) acquired during the year ended December 31, 2011. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition, Accrued Receivables and Deferred Revenue

Software License Fees. The Company recognizes software license fee revenue in accordance with ASC 985-605, Revenue Recognition: Software. For software license arrangements for which services rendered are primarily related to installation of core software and are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 985-605 to determine the amount of revenue to be allocated to the license element. Under ASC 985-605, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are considered essential to the functionality of the software and are not separable from the software. These arrangements are accounted for in accordance with ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, generally referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. The Company recognizes revenue under these arrangements based on the lesser of payments that become due or the revenue calculated under the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the software license fee and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

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

ASC 985-605 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of the fair value of PCS by reference to stated renewals, expressed in dollar terms, or separate sales with consistent pricing of PCS expressed in percentage terms. In determining whether a stated renewal is not substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.

ASC 985-605 also requires the seller of software that includes services to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the services revenue. The Company establishes VSOE of the fair value of services by reference to separate sales of comparable services with consistent pricing. In determining whether services pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.

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

For software license arrangements in which the Company utilizes a third-party distributor or sales agent, the Company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributor or sales agents’ ability to honor payment or distribution commitments. For other arrangements in which any of the above factors indicate that there are risks of returns, rebates, or credits or any other risks related to the distributor or sales agents’ ability to honor payment or distribution commitments, the Company recognizes revenue on a sell-through basis.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Years Ended December 31,
	2012	2011	2010
Software license fees	$38,226	$66,939	$47,095
Maintenance fees	14,178	16,801	10,261
Services	830	1,362	4,118

Total	$53,234	$85,102	$61,474

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

For those arrangements that meet the criteria to be accounted for under contract accounting, the Company determines whether VSOE of fair value exists for the PCS element. For those arrangements in which VSOE of fair value exists for the PCS element, PCS is accounted for separately and the balance of the arrangement is accounted for under ASC 985-605. For those arrangements in which VSOE of fair value does not exist for the PCS element all revenue is deferred until such time as the services are complete. Once services are complete, revenue is then recognized ratably over the remaining PCS period.

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

Revenue Recognition for Hosting Services.

Effective January 1, 2011, the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2012, nor does the Company expect it to have a material impact on its future financial statements.

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

The Company enters into hosting-related arrangements that may consist of multiple service deliverables including initial implementation and setup services, on-going support services, and other services. The Company’s hosted products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of hosting-related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the hosting service as the delivered services do not have value to the customer on a stand-alone basis. The on-going support and other services are considered as separate units of accounting as are add-on products that do not impact the availability of functionality currently in use. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods. As the support and other services periods are the same as the hosting service period, the recognition pattern is similar to what was experienced prior to adopting the amended accounting guidance for multiple-deliverable revenue arrangements.

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

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures. Potential concentration of credit risk in the Company’s receivables with respect to the banking, other financial services and telecommunications industries, as well as with retailers, processors, and networks is mitigated by the Company’s credit evaluation procedures and geographical dispersion of sales transactions. The Company generally does not require collateral or other security to support accounts receivable. One customer in the Americas reportable segment accounted for 12.6% of the Company’s consolidated accounts receivable balance as of December 31, 2011. No customer accounted for more than 10% of the Company’s consolidated accounts receivable balance as of December 31, 2012.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	2012	2011	2010
Balance, beginning of period	$4,843	$5,738	$2,732
Provision (recovery)	3,173	(101)	3,116
Amounts written off, net of recoveries	(35)	(516)	(110)
Foreign currency translation adjustments	136	(278)	—

Balance, end of period	$8,117	$4,843	$5,738

Provision (recovery) amounts recorded in general and administrative expenses during the years ended December 31, 2012, 2011 and 2010 reflect increases (decreases) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives:

Computer and office equipment	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of useful life of improvement or remaining term of lease
Vehicles and other	4-5 years
Buildings	30 years

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, it records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, covenants not to compete and acquired developed technologies; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 2.

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

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, the Company calculates an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value was in excess of the current carrying value for all reporting units for all periods.

Other intangible assets, which include customer relationships, purchased contracts, trademarks and trade names, and covenants not to compete, are amortized using the straight-line method over periods ranging from three years to 20 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Stock-Based Compensation Plans

In accordance with ASC 718 Compensation – Stock Compensation, the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Share based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 13, Stock-Based Compensation Plans.

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

Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested, the components of accumulated other comprehensive income have not been tax-effected.

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

Recently Issued Accounting Standards

On January 1, 2012, the Company adopted 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

On January 1, 2012, the Company adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). Also, in December of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). Adoption of ASU 2011-05 did not have a material impact on the Company’s financial statements.

On January 1, 2012, the Company adopted ASU 2011-08, Testing Goodwill for Impairment. This standard allows entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows entities to first assess qualitative factors to determine whether the existence of events and circumstances indicates that an indefinite-lived intangible asset is more likely than not impaired. If, after assessing the totality of events and circumstances, an entity concludes that the indefinite-lived intangible asset is not more likely than not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Entities have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Therefore, ASU 2012-02 will be effective for the Company’s fiscal year beginning January 1, 2013. Adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial statements.

2. Acquisitions

Fiscal 2013 Acquisitions

Online Resources Corporation

On January 30, 2013, the Company and Online Resources Corporation (“ORCC”) entered into a Transaction Agreement (the “Transaction Agreement”) providing for the acquisition of ORCC by the Company. The boards of directors of both ORCC and the Company have approved the Transaction Agreement.

Pursuant to the terms of the Transaction Agreement, the Company has commenced a tender offer (the “Offer”) for all of ORCC’s outstanding shares of common stock at a purchase price of $3.85 per ORCC share in cash for approximately $127 million. The Offer is subject to the conditions that there be validly tendered and not withdrawn prior to the expiration date of the Offer, a majority of all of the ORCC shares outstanding and entitled to vote.

The Company and Special Value Opportunities Fund, LLC (“SVOF”) entered into a Shareholder Agreement for the Company to acquire the Series A-1 Convertible Preferred Stock of ORCC (“Preferred Stock”) held by SVOF. Purchase price for the Preferred Stock is expected to be approximately $130.5 million

The Offer is also subject to the satisfaction of other customary conditions in accordance with the terms of the Transaction Agreement and the absence of a material adverse effect. The Offer is not subject to any financing condition.

Profesionales en Transacciones Electronicas S.A

During the first quarter of 2013, the Company acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

PTESA-E and PTESA-V were acquired for $2.8 million. The assets of PTESA-C were acquired for $11.4 million. The acquisition will be accounted for using the acquisition method of accounting with the Company identified as the acquirer.

Factors contributing to the purchase price that resulted in goodwill (a portion of which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region.

Fiscal 2012 Acquisition

Distra Pty Ltd

On September 18, 2012, the Company closed the acquisition of 100% of Distra Pty Ltd. The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of the Company’s and Distra’s technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable the Company’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

The aggregate purchase price of Distra of $49.8 million, which was paid with existing cash balances. In addition, the company paid $0.5 million in transaction fees in relation to the acquisition of Distra, which are included in general and administrative expense in the accompanying condensed consolidated statement of operations. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing including but not limited to certain tax accounts. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period. In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of the date of the acquisition, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Total current assets acquired:	$1,857
Noncurrent assets:
Goodwill	22,139
Software	18,802	7 years
Customer relationships	6,200	10 years
Deferred income taxes	4,075
Other noncurrent assets	96

Total assets acquired	53,169

Current liabilities acquired	3,419

Net assets acquired	$49,750

During the three months ended December 31, 2012, the Company made adjustments to the preliminary purchase price allocation as additional information became available to software, customer relationships, deferred revenue, and deferred income taxes. These adjustments and any resulting adjustments to the statements of income were not material to the Company’s previously reported operating results or financial position.

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

The aggregate purchase price of North Data was $4.6 million, which included cash acquired of $0.1 million. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $3.5 million of goodwill and $2.2 million of customer relationships with a weighted-average useful life of 12.6 years.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region. Pro forma results are not presented because they are not material.

S1 Corporation

On February 10, 2012, the Company completed the exchange offer for S1 Corporation and all its subsidiaries. The acquisition was effectively closed on February 13, 2012 for approximately $368.7 million in cash and 5.9 million shares of the Company’s stock, including 95,500 shares reissued from Treasury stock, resulting in a total purchase price of $587.3 million (the “Merger”). The combination of the Company and S1 has created a leader in the global enterprise payments industry. The combined company has enhanced scale, breadth, and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

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

Additionally, the Company had previously purchased 1,107,000 shares of S1 stock that were held as available-for-sale securities prior to the acquisition date. The fair value of those shares as of February 13, 2012, has been included in the total purchase price with the previously unrealized gain of approximately $1.6 million being recognized as a gain and included in other income (expense) in the statements of operations for the year ended December 31, 2012.

The Company used $73.7 million of its cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 6, Debt, for terms of the financing arrangement.

The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

The purchase price of S1 Corporation’s common stock as of the date of acquisition was comprised of (in thousands):

Amount
Cash payments to S1 shareholders	$365,918
Issuance of ACI common stock	204,857
Reissuance of treasury stock	2,174
Cash payments for noncompete agreements	2,778
S1 shares previously held as available-for-sale securities	11,557

Total Purchase Price	$587,284

The Company incurred approximately $6.1 million in transaction related expenses during the year ended December 31, 2012, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company has included the financial results of S1 in its consolidated financial statements from the date of acquisition. S1 contributed an estimated $161.9 million in revenue during the year ended December 31, 2012. S1 had an estimated $6.9 million in operating losses for the year ended December 31, 2012, which includes non-recurring severance and accelerated share-based compensation expense related to the integration activities. Certain revenue and expenses have been estimated that are no longer separately identifiable due to integration activities.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation during the year ended December 31, 2012 (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$97,748
Billed and accrued receivables, net	65,329
Other current assets	16,791

Total current assets acquired	179,868

Noncurrent assets:
Property and equipment	18,440
Goodwill	256,244
Software	87,517	5 - 10 years
Customer relationships	108,690	10 - 20 years
Trademarks	4,500	3 years
Covenant not to compete	360	3 years
Deferred income tax	40,634
Other noncurrent assets	11,004

Total assets acquired	707,257

Current liabilities:
Deferred revenue	34,671
Accrued employee compensation	34,689
Other current liabilities	28,387

Total current liabilities acquired	97,747

Noncurrent liabilities:
Deferred income tax	15,795
Other noncurrent liabilities acquired	6,431

Total liabilities acquired	119,973

Net assets acquired	$587,284

During the three months ended December 31, 2012, the Company made adjustments to the preliminary purchase price allocation as additional information became available to various income tax accounts. These adjustments and any resulting adjustments to the statements of income were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced global product capabilities, and complementary products and customers.

The pro forma financial information in the table below presents the combined historical results of the combined Company as if the acquisition had occurred January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income for the years ended December 31, 2012 and 2011 to give effect to estimated adjustments to expenses to remove the amortization on eliminated S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisition (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting S1 debt and added estimated interest expense on the Company’s Term Credit Facility and additional borrowings on the Revolving Credit Facility and to eliminate share-based compensation expense for eliminated positions. Additionally, certain one-time transaction expenses that are a direct result of the acquisition have been excluded from the year ended December 31, 2012 and 2011.

	Pro Forma Results of Operations for the Year Ended December 31,
	2012	2011
Total Revenues	$717,505	$722,210
Net Income	72,810	46,221
Income per share
Basic	$1.88	$1.18
Diluted	$1.82	$1.15

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

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation during the year ended December 31, 2011 (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Cash	$2,375
Accounts Receivable	2,030
Other current assets	958

Total current assets acquired	5,363

Noncurrent assets:
Property and equipment	519
Goodwill	11,380
Software	2,338	5 years
Customer relationships	4,059	9 years
Trade name	247	5 years

Total assets acquired	23,906

Current liabilities acquired	(4,681)

Net assets acquired	$19,225

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company. Pro forma results are not presented because they are not material.

3. Property and Equipment

As of December 31, 2012 and 2011, net property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer and office equipment (1)	$56,118	$38,295
Furniture and fixtures	13,894	11,493
Leasehold improvements	10,369	7,193
Land and buildings	5,267	—
Vehicles and other	588	106

	86,236	57,087
Less: accumulated depreciation and amortization	(44,950)	(36,608)

Property and equipment, net	$41,286	$20,479

(1)	Includes $4.6 million of computer and office equipment under capital lease for the year ended December 31, 2011.

4. Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2012 and 2011, were as follows (in thousands):

	Americas	EMEA	Asia/ Pacific	Total
Gross Balance prior to December 31, 2010	$187,362	44,250	19,755	$251,367
Total impairment prior to December 31, 2010	(47,432)	—	—	(47,432)

Balance, December 31, 2010	139,930	44,250	19,755	203,935
Goodwill from acquisitions (1)	11,380	—	—	11,380
Foreign currency translation adjustments	(144)	(638)	(389)	(1,171)

Balance, December 31, 2011	$151,166	$43,612	$19,366	$214,144
Goodwill from acquisitions (2)	117,669	111,865	52,393	281,927
Foreign currency translation adjustments	(45)	3,176	1,939	5,070

Balance, December 31, 2012	$268,790	$158,653	$73,698	$501,141

(1)	Addition relates to the goodwill acquired in the acquisition of ISD as discussed in Note 2.
(2)	Addition relates to the goodwill acquired in the acquisitions of S1, North Data and Distra as discussed in Note 2. The purchase price allocation for Distra is preliminary as of December 31, 2012 and accordingly is subject to future changes during the maximum one-year allocation period.

5. Software and Other Intangible Assets

At December 31, 2012, software net book value totaled $129.3 million, net of $69.4 million of accumulated amortization. Included in this amount is software marketed for external sale of $100.4 million. The remaining software net book value of $28.9 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2011, software net book value totaled $22.6 million, net of $54.7 million of accumulated amortization. Included in this amount is software marketed for external sale of $10.3 million. The remaining software net book value of $12.3 million is comprised of various software that has been acquired or developed for internal use.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to six years. Software for resale amortization expense recorded during the years ended December 31, 2012, 2011 and 2010 totaled $13.8 million, $6.3 million, and $6.0 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the consolidated statements of income. Amortization of software for internal use recorded during the years ended December 31, 2012, 2011 and 2010 totaled $11.6 million, $8.1 million, and $7.4 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$157,364	$(33,727)	$123,637	$40,298	$(23,392)	$16,906
Purchased contracts	10,823	(10,549)	274	10,750	(10,023)	727
Trademarks and tradenames	5,830	(2,096)	3,734	1,291	(585)	706
Covenant not to compete	442	(187)	255	80	(76)	4

	$174,459	$(46,559)	$127,900	$52,419	$(34,076)	$18,343

Other intangible assets amortization expense recorded during the years ended December 31, 2012, 2011 and 2010 totaled $12.1 million, $6.4 million, and $6.3 million, respectively. Based on capitalized intangible assets at December 31, 2012, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2013	$23,760	$13,388
2014	21,651	11,589
2015	17,584	8,247
2016	14,928	7,775
2017	12,745	7,234
Thereafter	38,646	79,667

Total	$129,314	$127,900

6. Debt

Credit Facility

On November 10, 2011, the Company entered into the Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan. The Credit Agreement consists of a five-year $250 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $200 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. As of December 31, 2012, the Company had up to $62 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

On November 10, 2011, the Company borrowed an aggregate principal amount of $75 million under the Revolving Credit Facility and did not borrow any amount under the Term Credit Facility. On February 10, 2012, the Company borrowed an additional $95.0 million under the Revolving Credit Facility and $200.0 million under the term Credit Facility, bringing the total aggregate principal balance to $370.0 million. These additional borrowings were used in connection with the S1 acquisition that was completed on February 13, 2012. In connection with obtaining the credit agreement, the Company incurred debt issue costs of $12.8 million, $11.8 million of which were paid at December 31, 2011 with the remainder paid as of December 31, 2012.

On September 21, 2012, the Company borrowed an additional $24.0 million under the Revolving Credit Facility to partially fund the repurchase of the majority of its outstanding common stock warrants held by International Business Machines (“IBM”). For further discussion on the common stock warrants see Note 17, International Business Machines Corporation Alliance Agreement. During the year ended December 31, 2012, the Company made a $6.0 million payment on the Revolving Credit Facility.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at December 31, 2012 was 2.22%.

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

On September 11, 2012, the Company and certain of its subsidiaries entered into a First Amendment and Consent and Waiver No. 3 to the Credit Agreement (the “Amendment”) with Wells Fargo as administrative agent and as a lender, and the other lenders (the “Lenders”) party to the Credit Agreement, dated November 10, 2011, by and among the Company, Wells Fargo and the Lenders. The Amendment, among other things, permits the Company, subject to certain conditions, to (i) purchase, redeem or otherwise acquire or retire for value up to 2,500,000 shares of capital stock of the Company, (ii) complete certain reorganization and investment activities relating to the integration of S1 Corporation and (iii) acquire non-guarantor subsidiaries, provided that such acquisitions do not exceed $75.0 million for any acquisition (or series of related acquisitions) and, subject to certain exceptions, $200.0 million when taken together with all non-guarantor subsidiaries acquired after September 11, 2012. This amendment does not change the amount of debt outstanding, available, payment schedule or interest rate. The company incurred additional financing costs of $0.5 million related to the Amendment which were paid during the year ended December 31, 2012.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR based loans.

The Company paid $13.8 million in principal payments for the Term Credit Facility during the year ended December 31, 2012. The following payments are expected for the Term Credit Facility over the subsequent four year period:

	Payments due by Period (amounts in thousands)
	2013	2014	2015	2016
Term Credit Facility	$17,500	$26,250	$30,000	$112,500

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

The Credit Agreement contains certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. As of December 31, 2012, and at all times during the period, the Company was in compliance with its debt covenants.

Debt Commitment

On January 30, 2013, in connection with the Transaction Agreement related to ORCC, the Company entered into a commitment letter (the “Commitment Letter”), whereby Wells Fargo Bank, National Association committed to provide, as a source of funding for the transactions contemplated by the Transaction Agreement, financing of up to $750 million (the “Commitment”), or $300 million of financing in addition to the current $450 million Credit Facility. The Commitment is subject to various conditions, including consummation of the Offer.

Other

During the year ended December 31, 2012, the Company financed the five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016. As of December 31, 2012, $2.9 million was recorded in accrued and other current liabilities and $9.3 million in other noncurrent liabilities in the accompanying condensed consolidated balance sheet.

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

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities of $10.6 million at December 31, 2011 were comprised entirely of S1 Corporation common stock. The Company utilized quoted prices from an active exchange market to fair value its equity securities. The Company acquired S1 Corporation during the first quarter of 2012, subsequently the S1 common stock has been delisted and all S1 assets and liabilities have been consolidated into the Company’s consolidated financial statements as of December 31, 2012. The Company recognized a gain of approximately $1.6 million during the year ended December 31, 2012 related to price appreciation of the S1 shares held prior to the acquisition date. See Note 2 for further discussion.

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below.

The fair values of cash equivalents approximate the carrying values due to the short period of time to maturity. The estimated fair value of total debt was $381.5 million and $76.8 million at December 31, 2012 and 2011, respectively, and was estimated using discounted cash flows based on the Company’s current incremental borrowing rates (level 2 of the fair value hierarchy) compared to the carrying value of $374.3 million and $75.0 million at December 31, 2012 and 2011, respectively.

8. Corporate Restructuring and Other Organizational Changes

Employee Actions

During the year ended December 31, 2012, the Company reduced its headcount by 272 employees as a part of its integration of its recent acquisitions. In connection with these actions, approximately $9.2 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of income during the year ended December 31, 2012. The charges, by segment, were as follows for the year December 31, 2012: $3.7 million in the Americas segment, $4.6 million in the EMEA segment, and $0.9 million in the Asia/Pacific segment. Approximately $8.4 million of these termination costs were paid during the year ended December 31, 2012. The remaining liability is expected to be paid over the next 12 months.

Lease Terminations

During the year ended December 31, 2012, the Company terminated the lease for its facility in New York, New York. Under the terms of the termination agreement, the Company paid a termination fee of approximately $1.1 million that was recorded in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company terminated the lease for its facility in Dublin, Ireland. Under the terms of the termination agreement, the Company agreed to pay a termination fee of approximately $2.8 million, of which $2.3 million was recorded in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2012. The remaining balance of $0.5 million had been accounted for as an unfavorable lease liability in the S1 purchase price allocation. The termination fee was paid during the year ended December 31, 2012.

During the year ended December 31, 2012 the Company ceased use of all or a portion of its leased facilities in Toronto, Canada and Chertsey, England, which resulted in additional expense of $1.3 million that was recorded in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2012.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2011	$—	$—	$—
Restructuring charges incurred	9,203	4,850	14,053
Unfavorable lease liability	—	518	518
Amounts paid during the period	(8,425)	(4,098)	(12,523)
Foreign currency translation adjustments	(160)	26	(134)

Balance, December 31, 2012	$618	$1,296	$1,914

The $0.6 million for unpaid severance is included in accrued employee compensation and the $1.3 million for unpaid facilities closures is included in accrued and other current liabilities in the accompanying consolidated balance sheet at December 31, 2012.

9. Common Stock and Treasury Stock

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

On September 13, 2012, the Company’s board of directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. On September 21, 2012, the Company entered into an agreement to repurchase 2,492,600 common stock warrants from IBM for $29.6 million, which was funded under the stock repurchase plan. See Note 17, International Business Machines Corporation Alliance Agreement, for further discussion on the common stock warrants.

The Company repurchased 1,437,692 shares for $57.8 million during the year ended December 31, 2012. The Company did not repurchase any shares during the year ended December 31, 2011. Under the program to date, the Company has purchased 9,519,872 shares for approximately $244.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $78.9 million as of December 31, 2012.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended December 31, 2010 included 235,986 and 25,950 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2011 included 361,093 and 6,300 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2012 included 847,301 and 226,594 shares issued pursuant to stock option exercises and restricted share award grants, respectively.

10. Earnings Per Share

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average share outstanding:
Basic weighted average shares outstanding	38,696	33,457	33,560
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	1,209	738	310

Diluted weighted average shares outstanding	39,905	34,195	33,870

For the years ended December 31, 2012, 2011, and 2010, respectively, 1.7 million, 3.3 million and 5.4 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2012 and 2011 was 39,447,773 and 33,643,089, respectively.

11. Other, net

Other, net is comprised of the following items (in thousands):

	Years Ended December 31,
	2012	2011	2010
Foreign currency transaction losses	$(750)	$(753)	$(3,216)
Realized gain on available-for-sale securities	1,557	—	—
Other	(408)	(49)	(399)

Total	$399	$(802)	$(3,615)

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

The Company allocates segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization costs are allocated as a percentage of the headcount by segment. The Corporate line item consists of the corporate overhead costs that are not allocated to operating segments. Corporate overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity and amortization of acquisition-related intangibles and software as well as other costs that are not considered when management evaluates segment performance.

The following is selected segment financial data for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Americas	$352,197	$245,703	$221,560
EMEA	218,015	164,874	150,525
Asia/Pacific	96,367	54,518	46,339

	$666,579	$465,095	$418,424

Depreciation and amortization expense:
Americas	$10,917	$11,139	$9,903
EMEA	5,175	4,473	3,731
Asia/Pacific	3,075	3,410	3,126
Corporate	31,614	9,355	9,587

	$50,781	$28,377	$26,347

Stock-based compensation expense:
Americas	$256	$1,496	$1,684
EMEA	439	403	145
Asia/Pacific	314	418	425
Corporate	14,177	8,937	5,536

	$15,186	$11,254	$7,790

Income (loss) before taxes:
Americas	$103,165	$84,392	$73,670
EMEA	78,848	45,755	42,026
Asia/Pacific	32,673	6,962	(1,481)
Corporate	(149,418)	(72,796)	(65,513)

	$65,268	$64,313	$48,702

	December 31,
	2012	2011
Long lived assets:
Americas—United States	$453,102	$225,094
Americas—Other	11,712	4,051
EMEA	256,556	56,542
Asia/Pacific	110,020	23,625

	$831,390	$309,312

	December 31,
	2012	2011
Total assets:
Americas - United States	$635,558	$408,038
Americas - Other	26,580	26,664
EMEA	404,016	166,997
Asia/Pacific	184,732	62,943

	$1,250,886	$664,642

Additionally, the Company offers six primary software product lines that are sold in each of the geographic regions listed above. Following are revenues, by product line (in thousands):

	Years Ended December 31,
	2012	2011	2010
Retail payments processing	$372,942	$289,501	$255,536
Online Banking and Community Financial Services	169,652	47,283	55,482
Wholesale banking payments	39,717	34,357	31,042
Payment fraud management	25,160	32,939	22,039
Card and merchant management	21,963	23,130	19,240
Tools and infrastructure	37,145	37,885	35,085

Total	$666,579	$465,095	$418,424

During the years ended December 31, 2012, 2011 and 2010, approximately 32%, 43%, and 46%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance.

During the years ended December 31, 2012, 2011 and 2010, revenues in the United States were approximately $277.8 million, $188.0 million, and $163.1 million, respectively.

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2012, 2011 and 2010. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2012, 2011 and 2010.

13. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000, or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2012, 2011 and 2010, totaled 40,798, 40,669, and 57,734, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP for each of the years ended December 31, 2012, 2011 and 2010 was approximately $0.2 million.

On July 24, 2007, the Company’s stockholders approved a proposal to amend the ESPP to extend the term of the ESPP by ten years to April 30, 2018. The term of the amended ESPP commenced May 1, 2008 and continues until April 30, 2018 subject to earlier termination by the Company’s board of directors.

Stock Incentive Plans – Active Plans

The Company has a 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), under which shares of the Company’s common stock have been reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan is the sum of (i) 3,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

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

In relation to the acquisition of S1 Corporation discussed in Note 2, the Company amended the S1 Corporation 2003 Stock Incentive Plan, as previously amended and restated (the “S1 2003 Incentive Plan”). Restricted share awards (“RSAs”) were granted to S1 employees by S1 Corporation prior to the acquisition by the Company in accordance with the terms of the Transaction Agreement (“Transaction RSAs”) under the S1 2003 Incentive Plan. These are the only equity awards currently outstanding under the S1 2003 Incentive Plan and no further grants will be made.

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

Stock Incentive Plans – Terminated Plans with Options Outstanding

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

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2009	3,556,873	$20.72
Granted	338,950	24.48
Exercised	(235,986)	13.34
Forfeited	(106,625)	18.11
Expired	(42,674)	30.31

Outstanding, December 31, 2010	3,510,538	21.55
Granted	367,202	28.95
Exercised	(361,093)	12.40
Forfeited	(26,591)	20.53

Outstanding, December 31, 2011	3,490,056	23.28
Granted	435,367	42.43
Exercised	(847,301)	19.74
Forfeited	(105,540)	22.19
Expired	(4,000)	10.19

Outstanding, December 31, 2012	2,968,582	$27.15	5.28	$49,151,503
Exercisable, December 31, 2012	1,840,304	$24.44	4.49	$35,426,182

At December 31, 2012, we expect that 94.3% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011, and 2010 was $20.56, $14.00, and $12.22, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010 was $17.3 million, $6.7 million, and $1.9 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life (years)	6.2	5.9	5.9
Risk-free interest rate	0.8%	1.4%	2.3%
Expected volatility	51.4%	50.6%	50.8%
Expected dividend yield	—	—	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historic periods commensurate with the options’ expected life. The expected life of options granted represents the period of time that options granted are expected to be outstanding, based primarily on historical employee option exercise behavior. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected life at the date of grant of the options. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Long-term Incentive Program Performance Share Awards

During the years ended December 31, 2012, 2011, and 2010, pursuant to the Company’s 2005 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP Performance Shares”). These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the fourth quarter of the year ended December 31, 2011, the Company revised the expected attainment for the awards granted in fiscal 2009 from 150% to 200% and the revised the awards granted in fiscal 2010 from 100% to 175% due to changes in forecasted sales and operating income. No revisions to the attainment assumptions were made in the year ended 2012. The expected attainment rates for the 2011 and 2012 grants are 100%.

At December 8, 2012, the LTIPs granted in 2009 were earned by the employees and the shares are expected to be issued in the first quarter of 2013. If a grantee voluntarily leaves the Company before issuance, they will be required to forfeit their LTIP awards. As such, the LTIP awards granted in fiscal 2009 are not vested until they are issued to the individuals in 2013.

A summary of the nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	216,150	$16.52
Granted	207,180	26.29
Forfeited or expired	(25,620)	16.52
Change in expected attainment for 2009 grants	101,325	16.52

Nonvested at December 31, 2010	499,035	20.57
Granted	237,751	28.94
Forfeited or expired	(36,682)	18.92
Change in expected attainment for 2009 and 2010 grants	231,468	22.71

Nonvested at December 31, 2011	931,571	23.33
Granted	273,595	42.65
Forfeited or expired	(103,682)	23.12

Nonvested at December 31, 2012	1,101,484	$28.14

Restricted Share Awards

During the years ended December 31, 2012, 2011, 2010 and 2009, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards granted during the year ended December 31, 2012, 2011 and 2010 have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. The awards granted during the year ended December 31, 2009, have a requisite service period of four years and vest in increments of 25% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

Nonvested Restricted Share Awards	Restricted Share Awards	Grant Date Fair Value
Nonvested at December 31, 2009	314,548	$17.94
Granted	25,950	22.19
Vested	(95,014)	17.81
Forfeited or expired	(53,186)	18.52

Nonvested at December 31, 2010	192,298	18.42
Granted	6,300	28.95
Vested	(86,325)	18.31
Forfeited or expired	(12,250)	17.52

Nonvested at December 31, 2011	100,023	19.29
Granted	56,389	44.81
Vested	(79,299)	18.72
Forfeited or expired	(7,875)	16.78

Nonvested at December 31, 2012	69,238	$41.02

During the years ended December 31, 2012, 2011 and 2010, the Company had 79,299, 86,325, and 95,014 RSA shares vested, respectively. The Company withheld 23,813, 25,495, and 30,304, of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of December 31, 2012 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	—	$—
Transaction RSAs converted upon acquisition of S1	170,205	35.41
Vested	(100,685)	35.41
Forfeited	(19,276)	35.41

Nonvested as of December 31, 2012	50,244	$35.41

During the year ended December 31, 2012, 100,685 shares of the Transaction RSAs vested. The Company withheld 38,167 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2012, there were unrecognized compensation costs of $10.4 million related to nonvested stock options, $3.9 million related to the nonvested RSAs, and $16.4 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.4 years, 2.7 years and 2.4 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2012, 2011, and 2010 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $15.2 million, $11.3 million, and $7.8 million, respectively, with corresponding tax benefits of $5.5 million, $4.1 million, and $2.9 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the year ended December 31, 2012, 2011, and 2010 was $16.7 million, $4.5 million, $3.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $6.3 million, $2.5 million, and $0.7 million, for the year ended December 31, 2012, 2011, and 2010, respectively.

14. Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 100% of their annual compensation up to a maximum of $17,000 (for employees who are under the age of 50 on December 31, 2012) or a maximum of $22,500 (for employees aged 50 or older on December 31, 2012). After one year of service, the Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2012, 2011 and 2010 was $3.5 million, $2.8 million and $2.9 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during each of the years ended December 31, 2012, 2011 and 2010 was $1.3 million.

15. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(4,192)	$47,099	$44,400
Foreign	69,460	17,214	4,302

Total	$65,268	$64,313	$48,702

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current	$1,236	$4,150	$1,812
Deferred	56	6,456	12,352

Total	1,292	10,606	14,164
State
Current	1,150	1,649	1,685
Deferred	(142)	621	(725)

Total	1,008	2,270	960
Foreign
Current	9,258	5,149	6,366
Deferred	4,864	436	17

Total	14,122	5,585	6,383

Total	$16,422	$18,461	$21,507

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of income are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax expense at federal rate of 35%	$22,844	$22,510	$17,045
State income taxes, net of federal benefit	655	1,475	695
Change in valuation allowance	(2,680)	251	(1,587)
Foreign tax rate differential	(8,940)	(1,572)	1,304
Unrecognized tax benefit increase (decrease)	(1,665)	(1,882)	328
Effect of intellectual property transfer	—	(2,100)	2,200
Tax effect of foreign operations	5,311	373	919
Acquisition Costs	2,659	—	—
Tax benefit of R&D costs	(1,749)	—	—
Other	(13)	(594)	603

Income tax provision	$16,422	$18,461	$21,507

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the years ended December 31, 2012 and 2011 are Canada, Ireland and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2010 are Ireland and United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$99,021	$5,382
Foreign tax credits	19,359	1,909
Compensation	20,668	19,466
Deferred revenue	13,281	13,128
Tax basis in investments	17,723	3,367
Deferred acquisition costs	88	2,480
Deferred alliance costs	—	8,287
Other	8,356	2,211

Gross deferred income tax assets	178,496	56,230
Less: valuation allowance	(37,941)	(8,135)

Net deferred income tax assets	$140,555	$48,095

Deferred income tax liabilities:
Depreciation and amortization	$(57,957)	$(8,685)

Total deferred income tax liabilities	(57,957)	(8,685)

Net deferred income taxes	$82,598	$39,410

Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset - current	$34,342	$25,944
Deferred income tax asset - noncurrent	63,370	13,466
Deferred income tax liability - current	(174)	—
Deferred income tax liability - noncurrent	(14,940)	—

Net deferred income taxes	$82,598	$39,410

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2012, the Company increased its valuation allowance by $29.8 million which relates primarily to tax attributes from acquisitions.

At December 31, 2012, the Company had domestic tax net operating losses (“NOLs”) of $205.8 million which will begin to expire in 2018. The Company had foreign tax NOLs of $95.0 million, of which $83.8 million may be utilized over an indefinite life, with the remainder expiring over the next 11 years. The Company has provided a $6.7 million valuation allowance against the tax benefit associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2012 of $17.8 million, for which a $7.1 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2014. The Company also had domestic general business credit carryforwards at December 31, 2012 of $4.4 million relating to the pre-acquisition periods of acquired companies, which will begin to expire in 2020.

The unrecognized tax benefit at December 31, 2012 and December 31, 2011 was $13.1 million and $4.0 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $12.2 million and $3.7 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Balance of unrecognized tax benefits at beginning of year	$4,012	$8,414	$10,916
Increases for tax positions of prior years	10,729	—	398
Decreases for tax positions of prior years	(4)	(310)	—
Increases for tax positions established for the current period	49	750	421
Decreases for settlements with taxing authorities	(27)	(36)	(3,000)
Reductions resulting from lapse of applicable statute of limitation	(1,697)	(4,678)	(308)
Adjustment resulting from foreign currency translation	17	(128)	(13)

Balance of unrecognized tax benefits at end of year	$13,079	$4,012	$8,414

The increases for tax positions of prior years for 2012 in the above table are from acquisitions completed during 2012.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., Canada, India, Ireland, South Africa, and United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following 2008 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2006 and 2012.

The Company’s Indian income tax returns covering fiscal years 2002 through 2006 and 2010 through 2011 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.6 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2012 and December 31, 2011, $1.8 million and $1.5 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the statement of income for the years ended December 31, 2012, 2011, and 2010 is $(0.2) million, $(0.5) million, and $0.4 million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $142.9 million are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes that have not been provided is not practicable. Undistributed foreign earnings of $54.2 million are from foreign subsidiaries acquired during 2012.

On January 2, 2013 the American Taxpayer Relief Act of 2012 was enacted, which included retroactive reinstatement of several tax laws to January 1, 2012. The effects on the Company of these retroactive changes in the tax law related to fiscal 2012 is estimated to be between $1.0 million and $2.0 million, which will be recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter in which the law was enacted.

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

Total operating lease expense for the years ended December 31, 2012, 2011 and 2010 was $26.5 million, $20.0 million, and $17.8 million, respectively.

Aggregate minimum operating lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2013	15,505
2014	11,320
2015	9,533
2016	7,368
2017	6,601
Thereafter	37,471

Total minimum lease payments	$87,798

Capital Leases

With the termination of the IT Outsourcing agreement discussed in Note 18, the Company is no longer committed to material leases of property under capital lease agreements at December 31, 2012.

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material effect on the Company’s financial statements.

Indemnities

Under certain customer contracts acquired in the acquisition of S1, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at December 31, 2012.

17. International Business Machines Corporation Alliance

On December 16, 2007, the Company entered into a Master Alliance Agreement (“Alliance”) with IBM relating to joint marketing and optimization of the Company’s electronic payments application software and IBM’s middleware and hardware platforms, tools and services. On March 17, 2008, the Company and IBM entered into Amendment No. 1 to the Alliance (“Amendment No.1” and included hereafter in all references to the “Alliance”), which changed the timing of certain payments to be made by IBM. Under the terms of the Alliance, each party would retain ownership of its respective intellectual property and would independently determine product offering pricing to customers. In connection with the formation of the Alliance, the Company granted warrants to IBM to purchase up to 1,427,035 shares of the Company’s common stock at a price of $27.50 per share and up to 1,427,035 shares of the Company’s common stock at a price of $33.00 per share. The warrants are exercisable for five years. At the date of issuance, the Company utilized a valuation model prepared by a third-party to assist management in estimating the fair value of the common stock warrants.

IBM exercised warrants to purchase 11,470 shares of the Company’s common stock at $27.50 per share and 350,000 shares of the Company’s common stock at $33.00 per share during the year ended December 31, 2012, for which the Company received $11.9 million in cash.

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

Under the terms of the Alliance, on December 16, 2007, IBM paid the Company an initial non-refundable payment of $33.3 million in consideration for the estimated fair value of the warrants described above. The fair value of the warrants granted, as subsequently determined by an independent third-party appraiser, was approximately $24.0 million and is recorded as common stock warrants in the accompanying consolidated balance sheet as of December 31, 2011. No warrants were outstanding at December 31, 2012. The remaining balance of $9.3 million was related to prepaid incentives and other obligations and was recorded in the Alliance agreement liability at December 31, 2007.

During the year ended December 31, 2008, the Company received an additional payment from IBM of $37.3 million in accordance with the terms of Amendment No. 1. This payment has been recorded in the Alliance agreement liability in the accompanying consolidated balance sheet as of December 31, 2011. This amount represents a prepayment of funding for technical enablement milestones and incentive payments to be earned under the Alliance and related agreements and, accordingly, a portion of this payment is subject to refund by the Company to IBM under certain circumstances. As of December 31, 2011, $20.7 million was refundable subject to achievement of future milestones. This liability was paid in December 2012.

The costs incurred by the Company related to internally developed software associated with the technical enablement milestones were capitalized in accordance with ASC 985-20, Software – Cost of Software to be Sold, Leased, or Marketed, when the resulting product reached technological feasibility. Prior to reaching technological feasibility, the costs were expensed as incurred. Reimbursements from IBM for expenditures determined to be direct and incremental to satisfying the technical enablement milestones were used to offset the amounts expensed or capitalized as described above but not in excess of non-refundable cash received. The company incurred no costs related to the fulfillment of technical enablement milestones in 2012. During the years ended December 31, 2011 and 2010, the Company incurred $1.9 million and $9.9 million of costs related to fulfillment of the technical enablement milestones, respectively. The reimbursement of these costs was recorded as a reduction of the Alliance agreement liability and a reduction in capitalizable costs under ASC 985-20 in the accompanying consolidated balance sheets as of December 31, 2011 and a reduction of operating expenses in the accompanying consolidated statements of income for the year ended December 31, 2011 and 2010.

Changes in the Alliance agreement liability were as follows (in thousands):

Alliance Agreement Liability
Balance, December 31, 2010	$22,584
Costs related to fulfillment of technical enablement milestones	(1,917)

Balance, December 31, 2011	20,667
Payment of refundable portion of IBM payments	(20,667)

Balance, December 31, 2012	$—

As the Alliance agreement terminated during the year ended 2012, the entire $20.7 million Alliance agreement liability was paid in December 2012. No Alliance Agreement liability remains in the accompanying consolidated balance sheet as of December 31, 2012.

The entire $20.7 million Alliance agreement liability was classified as short-term in the accompanying consolidated balance sheet as of December 31, 2011.

18. International Business Machines Corporation Information Technology Outsourcing Agreement

On March 17, 2008, the Company entered into a Master Services Agreement (“Outsourcing Agreement”) with IBM to outsource the Company’s internal information technology (“IT”) environment to IBM. Under the terms of the Outsourcing Agreement, IBM provided the Company with global IT infrastructure services including the following services, which services were provided by the Company: cross functional delivery management services, asset management services, help desk services, end user services, server system management services, storage management services, data network services, enterprise security management services and disaster recovery/business continuity plans (collectively, the “IT Services”). The Company retains responsibility for its security policy management and on-demand business operations.

The initial term of the Outsourcing Agreement was seven years, commencing on March 17, 2008. Under the Outsourcing Agreement, the Company retains the right to terminate the agreement both for cause and for its convenience. However, upon any termination of the Outsourcing Agreement by the Company for any reason (other than for material breach by IBM), the Company would be required to pay a termination charge to IBM, which charge may be material.

On April 1, 2012, the Company provided notice of termination for the Master Services Agreement with International Business Machines to outsource the Company’s internal information technology environment. The effective date of the termination was December 31, 2012.

The Company has recorded the $3.0 million termination fee in general and administrative expenses during the year ended December 31, 2012 in the accompanying consolidated condensed statements of operations. The termination fee was paid on January 31, 2013.

As a part of the original Outsourcing Agreement, IBM provided the Company with certain transition services required to transition the Company’s IT operations embodied in the IT Services in accordance with a mutually agreed upon transition plan (the “Transition Services”). Transition Services were completed approximately 21 months after the effective date of the Outsourcing Agreement and the Company paid approximately $6.7 million for the Transition Services. These Transition Services were recognized as incurred based on the capital or expense nature of the cost. Of the $6.7 million recognized, approximately $6.5 million has been paid, and the remaining $0.2 million was forgiven as a part of the Company’s termination agreement with IBM. This $0.2 million was recognized as a gain in the consolidated statements of income.

19. Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2012	2012	2012	2012
Revenues:
Software license fees	$94,731	$39,560	$36,645	$50,910
Maintenance fees	58,862	47,920	49,359	43,735
Services	38,985	35,811	33,888	22,852
Software hosting fees	31,517	31,771	29,905	20,128

Total revenues	224,095	155,062	149,797	137,625

Expenses:
Cost of software license fees (1)	6,968	5,874	5,818	4,932
Cost of maintenance, services and hosting fees (1)	53,502	51,944	55,715	40,891
Research and development	33,586	34,213	35,027	30,933
Selling and marketing	22,730	20,448	23,178	20,698
General and administrative	21,616	24,533	28,236	34,362
Depreciation and amortization	10,158	9,742	9,681	7,422

Total expenses	148,560	146,754	157,655	139,238

Operating income (loss)	75,535	8,308	(7,858)	(1,613)
Other income (expense):
Interest income	209	222	234	249
Interest expense	(3,031)	(2,620)	(2,875)	(1,891)
Other, net	1,298	(1,430)	(347)	878

Total other income (expense)	(1,524)	(3,828)	(2,988)	(764)

Income (loss) before income taxes	74,011	4,480	(10,846)	(2,377)
Income tax expense (benefit)	24,347	(1,175)	(6,195)	(555)

Net income (loss)	$49,664	$5,655	$(4,651)	$(1,822)

Earnings (loss) per share
Basic (2)	$1.26	$0.14	$(0.12)	$(0.05)
Diluted (2)	$1.24	$0.14	$(0.12)	$(0.05)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.
(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2012 due to rounding.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share amounts)	2011	2011	2011	2011
Revenues:
Software license fees	$60,762	$39,249	$46,085	$43,724
Maintenance fees	39,164	36,928	37,195	35,070
Services	21,956	23,770	18,673	15,371
Software hosting fees	13,155	12,202	11,413	10,378

Total revenues	135,037	112,149	113,366	104,543

Expenses:
Cost of software license fees (1)	4,077	3,763	4,136	3,442
Cost of maintenance, services and hosting fees (1)	27,445	29,996	31,818	29,607
Research and development	20,781	22,481	23,784	23,130
Selling and marketing	20,023	19,814	21,791	19,294
General and administrative	20,191	19,068	15,804	16,362
Depreciation and amortization	5,477	5,759	5,611	5,210

Total expenses	97,994	100,881	102,944	97,045

Operating income	37,043	11,268	10,422	7,498
Other income (expense):
Interest income	676	205	196	238
Interest expense	(1,008)	(406)	(374)	(643)
Other, net	(714)	(46)	260	(302)

Total other income (expense)	(1,046)	(247)	82	(707)

Income before income taxes	35,997	11,021	10,504	6,791
Income tax expense	12,106	482	704	5,169

Net income	$23,891	$10,539	$9,800	$1,622

Earnings per share
Basic (2)	$0.71	$0.31	$0.29	$0.05
Diluted	$0.70	$0.31	$0.29	$0.05

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.
(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2011 due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: March 1, 2013	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP G. HEASLEY Philip G. Heasley	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2013

/s/ SCOTT W. BEHRENS Scott W. Behrens	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)	March 1, 2013

/s/ HARLAN F. SEYMOUR Harlan F. Seymour	Chairman of the Board and Director	March 1, 2013

/s/ JAN H. SUWINSKI Jan H. Suwinski	Director	March 1, 2013

/s/ JOHN D. CURTIS John D. Curtis	Director	March 1, 2013

/s/ JOHN M. SHAY JR. John M. Shay Jr.	Director	March 1, 2013

/s/ JAMES C. MCGRODDY James C. McGroddy	Director	March 1, 2013

/s/ JOHN E. STOKELY John E. Stokely	Director	March 1, 2013

EXHIBIT INDEX

Exhibit No.		Description

2.01	(1)	Transaction Agreement by and among ACI Worldwide, Inc., Antelope Acquisition Co., LLC and S1 Corporation

2.02	(2)	Transaction Agreement, dated January 30, 2013, by and among ACI Worldwide, Inc., Ocelot Acquisition Corp. and Online Resources Corporation.

3.01	(3)	Amended and Restated Certificate of Incorporation of the Company

3.02	(4)	Amended and Restated Bylaws of the Company

4.01	(5)	Form of Common Stock Certificate

10.01	(6) *	Stock and Warrant Holders Agreement, dated as of December 30, 1993

10.02	(7) *	ACI Holding, Inc. 1994 Stock Option Plan, as amended

10.03	(8) *	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended

10.04	(9) *	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended

10.05	(10) *	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.06	(11) *	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended

10.07	(12) *	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.08	(13) *	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers

10.09	(14) *	Form of Indemnification Agreement between the Company and certain officers, including executive officers

10.10	(15) *	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan

10.11	(16) *	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan

10.12	(17) *	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan

10.13	(18) *	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan

10.14	(19) *	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.15	(20) *	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.16	(21) *	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.17	(22) *	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009

10.18	(23) *	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005

10.19	(24) *	Executive Management Incentive Compensation Plan

10.20	(25) *	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers

10.21	(26) *	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.22	(27) *	Amended and Restated Deferred Compensation Plan

10.23	(28)	Credit Agreement, dated November 10, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A. and the lenders that are party thereto

10.24	(29)	First Amendment and Consent and Waiver No. 3 to Credit Agreement, dated September 11, 2012, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association and the other lenders party thereto.

21.01		Subsidiaries of the Registrant (filed herewith)

23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) - Deloitte & Touche LLP

31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 3, 2011.
(2)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed January 30, 2013.
(3)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed July 30, 2007.
(4)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.
(5)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(6)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(7)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(8)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(9)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(10)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.
(11)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(12)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 19, 2012.
(13)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(14)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(15)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(16)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(17)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.
(18)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(19)	Incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.
(22)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.
(23)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.
(24)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.
(25)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.
(26)	Incorporated by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(27)	Incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010
(28)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed November 14, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 17, 2012.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
***	Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.
****	Furnished, not filed.