Form 10-Q
period 2013-03-31
ACI WORLDWIDE, INC.
filed 2013-05-07
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 39,849,492 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$112,484	$76,329
Billed receivables, net of allowances of $8,834 and $8,117, respectively	168,145	176,313
Accrued receivables	31,844	41,008
Deferred income taxes, net	69,347	34,342
Recoverable income taxes	4,120	5,572
Prepaid expenses	20,939	16,746
Other current assets	15,147	5,816

Total current assets	422,026	356,126

Property and equipment, net	49,342	41,286
Software, net	189,810	129,314
Goodwill	603,669	501,141
Other intangible assets, net	232,114	127,900
Deferred income taxes, net	20,120	63,370
Other noncurrent assets	40,235	31,749

TOTAL ASSETS	$1,557,316	$1,250,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,003	$33,926
Accrued employee compensation	33,342	35,194
Current portion of term credit facility	50,000	17,500
Deferred revenue	148,909	139,863
Income taxes payable	4,732	3,542
Deferred income taxes, net	330	174
Accrued and other current liabilities	34,211	36,400

Total current liabilities	311,527	266,599

Noncurrent liabilities
Deferred revenue	56,456	51,519
Note payable under term credit facility	432,500	168,750
Note payable under revolving credit facility	188,000	188,000
Deferred income taxes, net	13,854	14,940
Other noncurrent liabilities	29,253	26,721

Total liabilities	1,031,590	716,529

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 46,606,796 shares issued at March 31, 2013 and December 31, 2012	232	232
Treasury stock, at cost, 6,769,149 and 7,159,023 shares at March 31, 2013 and December 31, 2012, respectively	(179,088)	(186,784)
Additional paid-in capital	531,248	534,953
Retained earnings	197,821	199,987
Accumulated other comprehensive loss	(24,487)	(14,031)

Total stockholders’ equity	525,726	534,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,557,316	$1,250,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Software license fees	$41,356	$50,910
Maintenance fees	58,634	43,735
Services	23,929	22,852
Software hosting fees	38,078	20,128

Total revenues	161,997	137,625

Expenses:
Cost of software license fees (1)	5,918	4,932
Cost of maintenance, services, and hosting fees (1)	61,871	40,891
Research and development	37,149	30,933
Selling and marketing	25,074	20,698
General and administrative	25,037	34,362
Depreciation and amortization	10,957	7,422

Total expenses	166,006	139,238

Operating loss	(4,009)	(1,613)
Other income (expense):
Interest income	131	249
Interest expense	(3,897)	(1,891)
Other, net	3,165	878

Total other income (expense)	(601)	(764)

Loss before income taxes	(4,610)	(2,377)
Income tax benefit	(2,444)	(555)

Net loss	$(2,166)	$(1,822)

Loss per share information
Weighted average shares outstanding
Basic	39,465	36,707
Diluted	39,465	36,707
Loss per share
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,166)	$(1,822)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	964
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	(1,557)
Foreign currency translation adjustments	(10,456)	3,433

Total other comprehensive income (loss):	(10,456)	2,840

Comprehensive income (loss)	$(12,622)	$1,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2013	$232	$(186,784)	$534,953	$199,987	$(14,031)	$534,357
Net loss	—	—	—	(2,166)	—	(2,166)
Other comprehensive loss	—	—	—	—	(10,456)	(10,456)
Stock-based compensation	—	—	3,950	—	—	3,950
Shares issued and forfeited, net, under stock plans including income tax benefits	—	13,216	(7,655)	—	—	5,561
Repurchase of restricted stock and performance shares for tax withholdings	—	(5,520)	—	—	—	(5,520)

Balance as of March 31, 2013	$232	$(179,088)	$531,248	$197,821	$(24,487)	$525,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,166)	$(1,822)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	3,764	2,673
Amortization	10,422	7,522
Provision for doubtful accounts receivable	475	805
Deferred income taxes	(6,096)	3,223
Stock-based compensation expense	3,950	5,618
Excess tax benefit of stock options exercised	(1,308)	(1,936)
Other	1,044	(1,322)
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	30,671	21,988
Other current and noncurrent assets	(440)	(2,026)
Accounts payable	(9,215)	(543)
Accrued employee compensation	(12,281)	(28,412)
Accrued liabilities	(4,347)	(10,181)
Current income taxes	4,278	(12,189)
Deferred revenue	15,938	3,922
Other current and noncurrent liabilities	238	66

Net cash flows from operating activities	34,927	(12,614)

Cash flows from investing activities:
Purchases of property and equipment	(6,241)	(1,316)
Purchases of software and distribution rights	(2,764)	(776)
Acquisition of businesses, net of cash acquired	(264,202)	(270,948)

Net cash flows from investing activities	(273,207)	(273,040)

Cash flows from financing activities:
Proceeds from issuance of common stock	475	386
Proceeds from exercises of stock options	3,864	4,399
Excess tax benefit of stock options exercised	1,308	1,936
Repurchases of common stock	—	(6,241)
Repurchase of restricted stock and performance shares for tax withholdings	(5,520)	(2,237)
Proceeds from revolver portion of credit agreement	—	95,000
Proceeds from term portion of credit agreement	300,000	200,000
Repayment of term portion of credit agreement	(3,750)	(3,125)
Payments for debt issuance costs	(9,272)	(553)
Payment of acquired debt	(7,500)	—
Payments on debt and capital leases	(838)	(796)

Net cash flows from financing activities	278,767	288,769

Effect of exchange rate fluctuations on cash	(4,332)	867

Net increase in cash and cash equivalents	36,155	3,982
Cash and cash equivalents, beginning of period	76,329	197,098

Cash and cash equivalents, end of period	$112,484	$201,080

Supplemental cash flow information
Income taxes paid, net	$1,398	$11,816
Interest paid	$2,847	$1,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013. Results for the three months ended March 31, 2013 are not necessarily indicative of results that may be attained in the future.

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

Cash and cash equivalents

The fair values of cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Settlement Accounts

The Company enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2013 was $181.1 million.

Revenue

Vendor-Specific Objective Evidence

Certain of the Company’s software license arrangements include post contract customer support (maintenance or “PCS”) terms that fail to achieve vendor-specific objective evidence (“VSOE”) of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. As a result of the maturation of certain retail payment engine products, including BASE24, a higher number of software license arrangements in the Americas and Europe Middle East and Africa (“EMEA”) operating segments fail to achieve VSOE of fair value for PCS due to the arrangements containing a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term or PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended March 31,
	2013	2012
Software license fees	$5,801	$11,659
Maintenance fees	2,321	3,996
Services	3	435

Total	$8,125	$16,090

Adoption of New Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (Topic 220) in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. These items are required for both interim and annual reporting for public companies and were adopted by the Company during the quarter ended March 31, 2013.

2. Acquisitions

Fiscal 2013 Acquisitions

Online Resources Corporation

On March 11, 2013, the Company completed the exchange offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $132.9 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $260.1 million (the “Merger”). The Company has included the financial results of ORCC in our condensed consolidated financial statements from the date of acquisition. As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC adds Electronic Bill Presentment and Payment (“EBPP”) solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthens the Company’s online banking capabilities with complementary technology, and expands the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

The Company used $260.1 million of the $300.0 million of senior bank financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 3, Debt, for terms of the financing arrangement.

The Company incurred approximately $4.7 million in transaction related expenses during the three months ended March 31, 2013, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

ORCC contributed approximately $8.8 million in revenue and $1.1 million in operating losses to the period ended March 31, 2013, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the Merger has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters, property and equipment, intangible assets, and deferred revenue. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the three months ended March 31, 2013, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$9,930
Billed and accrued receivables, net	19,394
Deferred income taxes, net	19,105
Other current assets	10,262

Total current assets acquired	58,691

Noncurrent assets:
Property and equipment	8,074
Goodwill	98,495
Software	67,844	10 years
Customer relationships	99,150	15 years
Trademarks	3,050	5 years
Other noncurrent assets	459

Total assets acquired	335,763

Current liabilities:
Accounts payable	15,375
Accrued employee compensation	10,538
Note payable	7,500
Other current liabilities	4,333

Total current liabilities acquired	37,746

Noncurrent liabilities:
Deferred income taxes, net	35,437
Other noncurrent liabilities acquired	2,462

Total liabilities acquired	75,645

Net assets acquired	$260,118

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers.

Profesionales en Transacciones Electronicas S.A.

During the first quarter of 2013, the Company acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. The common stock of PTESA-E and PTESA-V were acquired for $2.8 million and the assets of PTESA-C were acquired for $11.4 million, for a total aggretate purchase price of $14.2 million. The Company has included the financial results of PTESA in our condensed consolidated financial statements from the date of acquisition. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of PTESA of $14.2 million was paid in cash. The consideration paid by the Company to complete the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $6.4 million of goodwill and $8.5 million of customer relationships with a weighted-average useful life of 14-15 years. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters, property and equipment, intangible assets, and deferred revenue. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

Factors contributing to the purchase price that resulted in the goodwill (approximately $1.7 million of which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region. Pro forma results are not presented because they are not material.

Fiscal 2012 Acquisitions

Distra Pty Ltd

On September 18, 2012, the Company closed the acquisition of 100% of Distra Pty Ltd (“Distra”). The Company has included the financial results of Distra in our condensed consolidated financial statements from the date of acquisition. The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of the Company’s and Distra’s technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable the Company’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

The aggregate purchase price of Distra was $49.8 million and was paid with existing cash balances. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing including but not limited to certain tax accounts. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period. In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of the date of the acquisition, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

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

North Data Uruguay S.A.

On May 24, 2012, the Company closed the acquisition of North Data Uruguay S.A (“North Data”). The Company has included the financial results of North Data in our condensed consolidated financial statements from the date of acquisition. North Data had been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforces its commitment to serve the Latin American market.

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

S1 Corporation

On February 10, 2012, the Company completed the exchange offer for S1 Corporation and all its subsidiaries (“S1”). The acquisition was effectively closed on February 13, 2012 for approximately $368.7 million in cash and 5.9 million shares of the Company’s stock, including 95,500 shares reissued from Treasury stock, resulting in a total purchase price of $587.3 million (the “Merger”). The Company has included the financial results of S1 in our condensed consolidated financial statements from the date of acquisition. The combination of the Company and S1 has created a leader in the global enterprise payments industry. The combined company has enhanced scale, breadth, and additional capabilities, as well as a complementary suite of products that will better serve the entire spectrum of financial institutions, processors and retailers.

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

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation during the year ended December 31, 2012 (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$97,748
Billed and accrued receivables, net	65,329
Other current assets	16,791

Total current assets acquired	179,868

Noncurrent assets:
Property and equipment	18,440
Goodwill	256,244
Software	87,517	5 – 10 years
Customer relationships	108,690	10 –20 years
Trademarks	4,500	3 years
Covenant not to compete	360	3 years
Deferred income tax	40,634
Other noncurrent assets	11,004

Total assets acquired	707,257

Current liabilities:
Deferred revenue	34,671
Accrued employee compensation	34,689
Other current liabilities	28,387

Total current liabilities acquired	97,747

Noncurrent liabilities:
Deferred income tax	15,795
Other noncurrent liabilities acquired	6,431

Total liabilities acquired	119,973

Net assets acquired	$587,284

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced global product capabilities, and complementary products and customers.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of operations for ACI, ORCC and S1 as if the acquisitions had occurred January 1, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net loss for the three months ended March 31, 2013 and 2012 to give effect to estimated adjustments to expenses to remove the amortization on eliminated ORCC and S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting ORCC and S1 debt and added estimated interest expense on the Company’s additional Term Credit Facility and Revolving Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain one-time transaction expenses that are a direct result of the acquisitions have been excluded from the three-months ended March 31, 2013 and 2012.

	Pro Forma Results of Operations for the Three Months Ended March 31,
	2013	2012
Total Revenues	$195,446	$211,682
Net loss	(2,721)	(519)
Loss per share
Basic	$(0.07)	$(0.01)
Diluted	(0.07)	(0.01)

3. Debt

Credit Facility

On November 10, 2011, the Company entered into the Credit Agreement (the “Credit Agreement”), as amended March 7, 2013, with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan. The Credit Agreement consists of a five-year $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $500.0 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. As of March 31, 2013, the Company had up to $62.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings available varies in accordance with the terms of the agreement.

On November 10, 2011, the Company borrowed an aggregate principal amount of $75.0 million under the Revolving Credit Facility. On February 10, 2012, the Company borrowed an additional $95.0 million under the Revolving Credit Facility and $200.0 million under the term Credit Facility, bringing the total aggregate principal balance to $370.0 million. These additional borrowings were used in connection with the S1 acquisition that was completed on February 13, 2012. In connection with obtaining the credit agreement, the Company incurred debt issue costs of $12.8 million, $11.8 million of which was paid during the year-ended 2011.

On March 11, 2013, the Company borrowed an additional $300 million under the Term Credit Facility as amended. These additional borrowings were used in connection with the ORCC acquisition that was completed on March 11, 2013. In connection with the amendment the Company incurred debt issue costs of $9.5 million, of which $9.3 million were paid as of March 31, 2013.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 0.50 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2013 was 2.46%.

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

The Company paid $3.8 million in principal payments for the Term Credit Facility during the three months ended March 31, 2013. The following payments are expected for the Term Credit Facility over the subsequent four year period:

	Payments due by Period (amounts in thousands)
	2013	2014	2015	2016	Total
Term Credit Facility	$34,375	$65,625	$75,000	$307,500	$482,500

The Credit Agreement also contains certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility.

The Credit Facility will mature on November 10, 2016. The Revolving Credit Facility will not amortize and the Term Credit Facility will amortize, with principal payable in consecutive quarterly installments.

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

The Credit Agreement contains certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. As of March 31, 2013, and at all times during the period, the Company was in compliance with its debt covenants.

The fair value of our debt approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy).

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2013 and 2012 totaled 9,606 and 12,483, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	2,968,582	$27.15
Granted	18,359	47.63
Exercised	(169,605)	22.78
Expired	(429)	28.94

Outstanding as of March 31, 2013	2,816,907	$27.55	5.23	$60,039,934

Exercisable as of March 31, 2013	1,683,640	$24.63	4.46	$40,792,908

As of March 31, 2013, the Company expects that 94.2% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $21.73 and $18.51, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2013 and 2012. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $4.3 million and $7.0 million, respectively.

The fair value of options granted during the three months ended March 31, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Expected life (years)	5.55	5.55
Interest rate	0.8%	1.1%
Volatility	50.0%	51.3%
Dividend yield	—	—

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

Stock Incentive Plan – ORCC Corporation Stock Incentive Plan, as amended and restated

In relation to the acquisition of ORCC discussed in Note 2, the Company amended the ORCC Stock Incentive Plan, as previously amended and restated (the “ORCC Incentive Plan”). Stock options were granted to ORCC employees by ORCC prior to acquisition by the Company under the ORCC Incentive Plan. Outstanding ORCC options were converted into ACI options in accordance with the terms of the Transaction Agreement. These are the only equity awards currently outstanding under the ORCC Incentive Plan and no further grants will be made.

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	—	$—
Transaction stock options converted upon acquisition of ORCC	37,468	91.92

Outstanding as of March 31, 2013	37,468	$91.92	2.30	$61,350

Exercisable as of March 31, 2013	37,468	$91.92	2.30	$61,350

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2013 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2012	1,101,484	$28.14
Granted	14,686	47.63
Vested	(327,576)	16.83

Nonvested as of March 31, 2013	788,594	$33.20

During the three months ended March 31, 2013, 327,576 shares of the LTIPs vested. The Company withheld 112,754 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2013 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	69,238	$41.02
Granted	1,000	47.63
Vested	(3,333)	20.76

Nonvested as of March 31, 2013	66,905	$42.13

During the three months ended March 31, 2013, 3,333 shares of the RSAs vested. The Company withheld 1,575 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of March 31, 2013 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	50,244	$35.41
Forfeited	(3,585)	35.41

Nonvested as of March 31, 2013	46,659	$35.41

As of March 31, 2013, there were unrecognized compensation costs of $9.3 million related to nonvested stock options, $3.4 million related to the nonvested RSAs, and $14.9 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.3 years, 2.5 years and 2.3 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended March 31, 2013 and 2012 related to stock options, LTIP performance shares, RSAs, and the ESPP of $3.9 million and $5.6 million, respectively, with corresponding tax benefits of $1.5 million and $2.0 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended March 31, 2013 and 2012 was $3.9 million and $4.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.6 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the three months ended March 31, 2013, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2012	$316,222	$158,653	$73,698	$548,573
Total impairment prior to December 31, 2012	(47,432)	—	—	(47,432)

Balance as of December 31, 2012	268,790	158,653	73,698	501,141
Goodwill from acquisitions (1)	104,905	—	—	104,905
Foreign currency translation adjustments	(59)	(1,777)	(541)	(2,377)

Balance as of March 31, 2013	$373,636	$156,876	$73,157	$603,669

(1)	Addition relates to the goodwill acquired in the acquisition of ORCC and PTESA as discussed in Note 2. The purchase price allocations for ORCC and PTESA are preliminary as of March 31, 2013 and accordingly are subject to future changes during the maximum one-year allocation period.

6. Software and Other Intangible Assets

At March 31, 2013, software net book value totaling $189.8 million, net of $74.6 million of accumulated amortization, includes the net book value of software marketed for external sale of $103.7 million. The remaining software net book value of $86.1 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2013 and 2012 totaled $3.2 million and $2.8 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Amortization of software for internal use of $3.4 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$261,971	$(36,523)	$225,448	$157,364	$(33,727)	$123,637
Purchased contracts	10,722	(10,570)	152	10,823	(10,549)	274
Trademarks and tradenames	8,807	(2,518)	6,289	5,830	(2,096)	3,734
Covenant not to compete	442	(217)	225	442	(187)	255

	$281,942	$(49,828)	$232,114	$174,459	$(46,559)	$127,900

Other intangible assets amortization expense for the three months ended March 31, 2013 and 2012 totaled $3.8 million and $2.3 million, respectively.

Based on capitalized software and other intangible assets at March 31, 2013, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2013	$23,081	$16,574
2014	29,397	20,368
2015	25,381	17,035
2016	21,994	15,543
2017	18,976	14,757
2018	18,255	14,240
Thereafter	52,726	133,597

Total	$189,810	$232,114

7. Corporate Restructuring and Other Organizational Changes

2013 Activities

During the three months ended March 31, 2013, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three months ended March 31, 2013. The charges were all in the Americas segment. The liability is expected to be paid over the next 12 months.

2012 Activities

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2012	$618	$1,296	$1,914
Restructuring charges incurred	1,605	—	1,605
Amounts paid during the period	(382)	(222)	(604)
Foreign currency translation	2	(52)	(50)

Balance,March 31, 2013	$1,843	$1,022	$2,865

The $1.8 million for unpaid severance is included in accrued employee compensation and the $1.0 million for unpaid facility closures is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet at March 31, 2013.

8. Stock Repurchase Plan

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

The Company did not repurchase any shares under the program during the three months ended March 31, 2013. Under the program to date, the Company has purchased 9,519,872 shares for approximately $244.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $88.2 million as of March 31, 2013.

9. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average share outstanding:
Basic weighted average shares outstanding	39,465	36,707
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	—	—

Diluted weighted average shares outstanding	39,465	36,707

The diluted loss per share computation excludes 3.8 million and 7.1 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares during the three months ended March 31, 2013 and 2012, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2013 and December 31, 2012 was 39,837,647 and 39,447,773, respectively.

10. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	Three Months Ended March 31,
	2013	2012
Foreign currency transaction gains (losses)	$3,466	$(649)
Realized gain on available-for-sale securities	—	1,557
Other	(301)	(30)

Total	$3,165	$878

11. Comprehensive Income (Loss)

The majority of the $24.5 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Americas	$94,313	$74,181
EMEA	47,571	44,792
Asia/Pacific	20,113	18,652

	$161,997	$137,625

Income (loss) before income taxes:
Americas	$12,967	$22,635
EMEA	15,055	11,462
Asia/Pacific	5,840	4,232
Corporate	(38,472)	(40,706)

	$(4,610)	$(2,377)

	March 31	December 31,
	2013	2012
Total assets:
Americas—United States	$982,181	$635,558
Americas—Other	29,939	26,580
EMEA	372,451	404,016
Asia/Pacific	172,745	184,732

	$1,557,316	$1,250,886

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2013 and 2012. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2013 and 2012.

13. Income Taxes

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

The effective tax rate for the three months ended March 31, 2013 was a benefit of 53.0%. The earnings of the Company’s foreign entities for the three months ended March 31, 2013 was $8.9 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a high rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the three months ended March 31, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

The effective tax rate for the three months ended March 31, 2012 was a benefit of 23.3%. The earnings of the Company’s foreign entities for the three months ended March 31, 2012 was $9.7 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate, therefore, losses in the foreign jurisdictions will have a negative impact on the Company’s effective tax rate, while earnings in the foreign jurisdictions will have a positive impact on the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a high rate. The effective tax rate for the three months ended March 31, 2012 was negatively impacted by S1 acquisition related expenses that are not deductible for tax purposes.

The amount of unrecognized tax benefits for uncertain tax positions was $15.0 million as of March 31, 2013 and $13.1 million as of December 31, 2012, excluding related liabilities for interest and penalties of $2.0 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively. The amount of unrecognized tax benefits for uncertain tax positions increased by $1.5 million and $0.4 million during the quarter ended March 31, 2013 for the uncertain tax positions of ORCC and PTESA, respectively, which were included in the preliminary purchase price allocation.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.4 million, due to the settlement of various audits and the expiration of statutes of limitation.

14. Commitments and Contingencies

Operating Leases Acquired

Through the acquisitions of ORCC and PTESA, the Company obtained leases of office space and equipment under operating leases that run through July 2017. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company. Certain of the lease agreements provide the Company with the option to purchase the leased equipment at its fair market value at the conclusion of the lease term.

Aggregate minimum operating lease payments under these newly obtained agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2013	$3,726
2014	4,243
2015	2,123
2016	1,967
2017	342

Total minimum lease payments	$12,401

New Operating Leases entered into in 2013

In addition to the leases acquired through the acquisition of ORCC, the Company entered into several new operating lease agreements of office space during the three months ended March 31, 2013. The new leases run through April 2018. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company.

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2013	$293
2014	394
2015	394
2016	353
2017	353
Thereafter	93

Total minimum lease payments	$1,880

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

Indemnities

Under certain customer contracts acquired in the acquisitions of S1 and ORCC, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at March 31, 2013.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013. Results for the three months ended March 31, 2013, are not necessarily indicative of results that may be attained in the future.

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

Key trends that currently impact our strategies and operations include:

•	Global financial markets uncertainty. The continuing uncertainty in the global financial markets has negatively impacted general business conditions. It is possible that a weakening economy could adversely affect our customers, their purchasing plans, or even their solvency, but we cannot predict whether or to what extent this will occur. We have diversified counterparties and customers, but we continue to monitor our counterparty and customer risks closely. While the effects of the economic conditions in the future are not predictable, we believe our global presence, the breadth and diversity of our service offerings and our enhanced expense management capabilities position us well in a slower economic climate. Market analysts, such as Boston Consulting Group, indicate that banks now recognize the importance of payments to their business, so providing services for that aspect of the business is of less risk than for other aspects of their business.

•	Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In February 2011 Boston Consulting Group predicted that noncash payment transactions would grow in volume at an annual rate of 9% from $309 billion in 2010 to $740 billion in 2020, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•	Adoption of real-time delivery. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the UK, payments sent through the traditional ACH multi day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds and this is being considered in several countries including Singapore and the US. Corporate customers expect real-time information on the status of their payments instead of waiting for an end of day report. And regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools such as dashboards so our experience will be valuable in addressing this trend.

•	Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings or are eliminating banks from the payments service reducing the need for our solutions. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

•	Adoption of cloud technology. In an effort to leverage lower-cost computing technologies some financial institutions, retailers and electronic payment processors are seeking to transition their systems to make use of cloud technology. Currently this is impacting areas such as customer relationship management systems rather than payment services. Our investment in ACI On Demand provides us the grounding to deliver cloud capabilities in the future.

•	Electronic payments fraud and compliance. As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

•	Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology, most recently in the United States. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in electronic payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices) allowing the deployment of other technologies. We are working with many customers around the world to facilitate EMV deployments, leveraging several of our solutions.

•	Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Recent moves to set an end date for the transition to SEPA payment mechanisms will drive more volume to these systems with the potential to cause banks to review the capabilities of the systems supporting these payments. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations.

•	Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size and market impact as a result of the global economic crisis and the financial crisis affecting the banking and financial industries. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

•	Global vendor sourcing. Global and regional financial institutions, processors and retailers are aiming to reduce the costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both customer and a delivery perspective enable us to be successful in this global sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

•	Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our product strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

•	Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Our customers have been making use of existing products to deploy mobile banking, mobile payment and mobile commerce and mobile payment solutions for their customers in many countries. In addition, ACI has invested in mobile products of our own and via partnerships to support mobile functionality in the marketplace.

•	Availability of credit. There have been significant disruptions in the capital and credit markets and many lenders and financial institutions reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the entire financial sector, and volatility in financial markets have been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including our lenders and the lenders of our customers. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs or reducing the availability of funds to finance our existing operations as well as those of our customers. We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our revolving credit facility or our liquidity or materially impacted our funding costs.

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

Acquisitions

Online Resources Corporation

On March 11, 2013, we completed the exchange offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $132.9 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $260.1 million (the “Merger”). As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC adds Electronic Bill Presentment and Payment (“EBPP”) solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthens the Company’s online banking capabilities with complementary technology, and expands the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

We used $260.1 million of the $300 million of senior bank financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 3, Debt, for terms of the financing arrangement.

Profesionales en Transacciones Electronicas S.A.

During the first quarter of 2013, the Company acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. The common stock of PTESA-E and PTESA-V were acquired for $2.8 million and the assets of PTESA-C were acquired for $11.4 million, for a total aggretate purchase price of $14.2 million. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of PTESA of $14.2 million was paid in cash. The consideration paid by the Company to complete the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $6.4 million of goodwill and $8.5 million of customer relationships with a weighted-average useful life of 14-15 years.

Restructuring

During the three months ended March 31, 2013, we reduced our headcount as a part of our integration of our recent acquisitions. In connection with these actions, during the three months ended March 31, 2013, approximately $1.6 million of termination costs were recognized in general and administrative expense in the condensed consolidated statements of operations. The liability is expected to be paid over the next 12 months.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2013 and December 31, 2012 (in millions). The March 31, 2013 60-month backlog estimate includes approximately $660 million as a result of the acquisition of ORCC. Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2013	December 31, 2012
Americas	$2,090	$1,429
EMEA	691	719
Asia/Pacific	275	268

Total	$3,056	$2,416

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of March 31, 2013 and December 31, 2012 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2013	December 31, 2012
Committed	$1,478	$1,324
Renewal	1,578	1,092

Total	$3,056	$2,416

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2013 and December 31, 2012 (in millions). The March 31, 2013 12-month backlog estimate includes approximately $138 million as a result of the acquisition of ORCC. For all periods reported, approximately 90% of our 12-month backlog estimate is Committed Backlog and approximately 10% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2013			December 31, 2012
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$422	$70	$492	$277	$69	$346
EMEA	136	40	176	143	37	180
Asia/Pacific	54	21	75	53	17	70

Total	$612	$131	$743	$473	$123	$596

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$17,384	10.7%	$25,400	18.5%
Monthly license fees (MLFs)	23,972	14.8%	25,510	18.5%

Software license fees	41,356	25.5%	50,910	37.0%
Maintenance fees	58,634	36.2%	43,735	31.8%
Services	23,929	14.8%	22,852	16.6%
Software hosting fees	38,078	23.5%	20,128	14.6%

Total revenues	161,997	100.0%	137,625	100.0%

Expenses:
Cost of software licenses fees	5,918	3.7%	4,932	3.6%
Cost of maintenance, services, and hosting fees	61,871	38.2%	40,891	29.7%
Research and development	37,149	22.9%	30,933	22.5%
Selling and marketing	25,074	15.5%	20,698	15.0%
General and administrative	25,037	15.5%	34,362	25.0%
Depreciation and amortization	10,957	6.8%	7,422	5.4%

Total expenses	166,006	102.5%	139,238	101.2%

Operating loss	(4,009)	-2.5%	(1,613)	-1.2%
Other income (expense):
Interest income	131	0.1%	249	0.2%
Interest expense	(3,897)	-2.4%	(1,891)	-1.4%
Other, net	3,165	2.0%	878	0.6%

Total other income (expense)	(601)	-0.4%	(764)	-0.6%

Loss before income taxes	(4,610)	-2.8%	(2,377)	-1.7%
Income tax benefit	(2,444)	-1.5%	(555)	-0.4%

Net loss	$(2,166)	-1.3%	$(1,822)	-1.3%

Three-Month Period Ended March 31, 2013 Compared to Three-Month Period March 31, 2012

Revenues

Total revenues for the three months ended March 31, 2013 increased $24.4 million, or 17.7%, as compared to the same period in 2012 of which $8.8 million, or 6.4%, was due to the addition of ORCC. S1 Corporation (“S1”) was acquired on February 13, 2012, accordingly, total revenues for the three months ended March 31, 2012 only included S1 revenues from February 13, 2012 through March 31, 2012 versus a full quarter in 2013. Total revenues increased as a result of a $14.9 million, or 34.1%, increase in maintenance fee revenue, a $1.1 million, or 4.7%, increase in services revenues, and $18.0 million, or 89.2%, increase in software hosting fees revenue partially offset by a $9.6 million, or 18.8%, decrease in software license fee revenues.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable operating segments of $20.1 million, $2.8 million and $1.5 million, respectively. Revenue from the addition of ORCC is included in the Americas reportable operating segment.

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

Certain of our initial license fees are required to be recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license fee revenues.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended March 31, 2013 compared to the same period in 2012, decreased by $8.0 million, or 31.6%. The decrease in ILF revenues is primarily due to a reduction in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue decreased in the Americas, EMEA and Asia/Pacific operating segments by $2.0 million, $4.4 million and $1.6 million, respectively. Capacity-related revenues decreased $5.9 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily in the EMEA operating segment.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $1.5 million, or 6.0%, during the three months ended March 31, 2013, as compared to the same period in 2012. The Americas operating segment decreased by $0.7 million and the EMEA and Asia/Pacific operating segments both decreased by $0.4 million when compared to the same period in 2012.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $14.9 million, or 34.1%, during the three months ended March 31, 2013, as compared to the same period in 2012 of which $0.1 million is due to the addition of ORCC. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific operating segments by $5.9 million, $6.1 million and $2.9 million, respectively. Maintenance fee revenue increased partly due to the addition of S1 occurring in the three months ended March 31, 2012.

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

Services revenue increased $1.1 million, or 4.7%, for the three months ended March 31, 2013, as compared to the same period in 2012 of which $0.1 million is due to the addition of ORCC. Services revenue increased in the Americas and Asia/Pacific operating segments by $0.8 and $0.6 million, respectively, partially offset by a decrease in the EMEA operating segment of $0.3 million. Services revenue increased partly due to the addition of S1 occurring in the three months ended March 31, 2012.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $18.0 million, or 89.2%, for the three months ended March 31, 2013 as compared to same period in 2012 of which $8.6 million is due to the addition of ORCC which is included in the Americas operating segment. Software hosting fee revenue increased in the Americas and EMEA segments by $16.2 million and $1.8 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services. Software hosting fees revenue increased partly due to the addition of S1 occurring in the three months ended March 31. 2012.

Expenses

Total operating expenses for the three months ended March 31, 2013 increased $26.8 million, or 19.2%, as compared to the same period of 2012. Included in operating expenses for the three months ended March 31, 2013 were approximately $8.1 million of operating expenses from the addition of ORCC. There were approximately $6.6 million and $15.0 million of acquisition related one-time expenses incurred in the three months ended March 31, 2013 and March 31, 2012, respectively. One-time expenses for the three months ended March 31, 2013 included $1.9 million of personnel related charges and $4.7 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total operating expenses increased $27.1 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for the full quarter.

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

Cost of software licenses fees increased $1.0 million, or 20.0% in the three months ended March 31, 2013 compared to the same period in 2012, primarily from the amortization on S1 acquired software for the full quarter.

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

Cost of maintenance, services, and hosting fees increased $21.0 million, or 51.3%, in the three months ended March 31, 2013 compared to the same period in 2012. There were $5.8 million of ORCC expenses added in the quarter ended March 31, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $15.2 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for the full quarter.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $6.2 million, or 20.1% in the three months ended March 31, 2013 compared to the same period in 2012. There were $0.7 million of ORCC expenses added in the quarter ended March 31, 2013. Excluding these expenses, total research and development expenses increased $5.5 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for the full quarter.

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

Selling and marketing expense increased $4.4 million, or 21.1%, in the three months ended March 31, 2013 compared to the same period in 2012. There were $0.5 million of ORCC expenses added in the quarter ended March 31, 2013. Excluding these expenses, total operating expenses increased $3.9 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for the full quarter.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $9.3 million, or 27.1%, in the three months ended March 31, 2013. Included in general and administrative expenses for the three months ended March 31, 2013 were approximately $0.2 million of operating expenses related to the addition of ORCC. There were approximately $6.6 million and $15.0 million of acquisition related one-time expenses incurred in the three months ended March 31, 2013 and March 31, 2012, respectively. One-time expenses for the three months ended March 31, 2013 included $1.9 million of personnel related charged and $4.7 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total general and administrative expenses decreased $1.1 million in the three months ended March 31, 2013 compared to the same period due to lower personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense increased $3.5 million, or 47.6%, in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended March 31, 2013 by $3.5 million in net foreign currency gains, as compared with $0.6 million in net losses during the same period in 2012. Interest expense increased $2.0 million during the three months ended March 31, 2013 compared to the same period in 2012 due primarily to the increased debt used to partially fund the S1 acquisition in February 2012 and the ORCC acquisition in March 2013.

Income Taxes

The effective tax rate for the three months ended March 31, 2013 was a benefit of 53.0%. The earnings of our foreign entities for the three months ended March 31, 2013 were $8.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the three months ended March 31, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

The effective tax rate for the three months ended March 31, 2012 was a benefit of 23.3%. The earnings of our foreign entities for the three months ended March 31, 2012 were $9.7 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a high rate. The effective tax rate for the three months ended March 31, 2012 was negatively impacted by S1 acquisition related expenses that are not deductible for tax purposes. Our effective tax rate is no longer negatively impacted by the recognition of tax expense associated with the transfer of certain intellectual property rights from U.S. to non-U.S. entities.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Americas	$94,313	$74,181
EMEA	47,571	44,792
Asia/Pacific	20,113	18,652

	$161,997	$137,625

Income (loss) before income taxes:
Americas	$12,967	$22,635
EMEA	15,055	11,462
Asia/Pacific	5,840	4,232
Corporate	(38,472)	(40,706)

	$(4,610)	$(2,377)

Operating segment results are impacted by both direct expenses and allocated shared function costs such as global product development, global customer operations and global product management. Shared function costs are allocated to the geographic operating segments as a percentage of revenue or as a percentage of headcount. All administrative costs that are not directly attributable or able to be allocated to a geographic segment are included in the corporate line item.

The increase in revenue for all geographic segments is due to the addition of S1 in the middle of the three months ended March 31, 2012 and, for the Americas segment, ORCC during the three months ended March 31, 2013. The Company incurred one time integration expenses of approximately $6.6 million and $15 million during the three months ended March 31, 2013 and 2012, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $6.7 million and $4.8 million during the three months ended March 31, 2013 and 2012, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $3.9 million and $1.9 million during the three months ended March 31, 2013 and 2012, respectively. The Company expects corporate costs to continue to decrease moving forward as the synergy savings from the acquisitions are realized.

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

As of March 31, 2013, we had $112.5 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of March 31, 2013, $66.4 million of the $112.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$34,927	$(12,614)
Investing activities	(273,207)	(273,040)
Financing activities	278,767	288,769

Net cash flows provided by (used by) operating activities for the three months ended March 31, 2013 amounted to $34.9 million as compared to a $12.6 million usage during the same period in 2012. The comparative period increase was primarily due to an additional $20.7 million in cash receipts from customers during the first quarter of 2013 when compared to the same period in 2012. We also made an additional $10.4 million in tax payments during the three months ended March 31, 2012 compared to the same period in 2013. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, and acquisitions.

During the first three months of 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA. We also used cash of $9.0 million to purchase software, property and equipment.

In the first three months of 2013, we received proceeds of $300 million from our Credit Agreement to fund our purchase of ORCC. We repaid $3.8 million of the Term Credit Facility during the three months ended March 31, 2013 as well as $7.5 million of debt acquired with ORCC. In addition, during the first three months of 2013, we received proceeds of $5.6 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $5.5 million for the repurchase of restricted stock and performance shares for tax withholdings. We also made payments to third-party institutions, primarily related to debt and capital leases, totaling $10.1 million.

We may decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in other companies.

We believe that our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months and foreseeable future.

Debt

As of March 31, 2013, we had $482.5 million and $188 million outstanding under our Term and Revolving Credit Facilities, respectively, with up to $62 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At March 31, 2013 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2013 was 2.46%.

Stock Repurchase Program

As of December 31, 2011, our Board of Directors had approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of our common stock. In February 2012, our Board of Directors approved an increase of $52.1 million to our current stock repurchase authorization, bringing the total authorization to $262.1 million.

On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of our common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized.

We did not repurchase shares under the program during the three months ended March 31, 2013. Under the program to date, we have purchased 9,519,872 shares for approximately $244.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.8 million shares or $88.2 million as of March 31, 2013.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2013, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2012.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Acquired operating lease obligations (1)	$12,401	$3,726	$6,366	$2,309	$—
New operating lease obligations (2)	1,880	293	788	706	93
Term Credit Facility (3)	482,500	34,375	159,375	288,750	—
Term Credit Facility interest (4)	32,104	8,729	19,219	4,156	—

Total	$528,885	$47,123	$185,748	$295,921	$93

(1)	Operating leases acquired as a result of the acquisitions.
(2)	New operating lease obligations entered into during the three months ended March 31, 2013.
(3)	Increase in the Term Credit Facility represent debt used to partially fund acquisitions during the three months ended March 31, 2013.
(4)	Based upon the debt outstanding and interest rate in effect at March 31, 2013 of 2.46%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at December 31, 2013 is $15.0 million. The amount of unrecognized tax benefits for uncertain tax positions increased by $1.5 million and $0.4 million during the three months ended March 31, 2013 for the uncertain tax positions of ORCC and PTESA, respectively, which were included in the preliminary purchase price allocation.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Business Combinations

•	Intangible Assets and Goodwill

•	Stock-Based Compensation

•	Accounting for Income Taxes

During the three months ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on March 1, 2013, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the three months ended March 31, 2013. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2013, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

On March 11, 2013, the Company completed its acquisition of ORCC and all its subsidiaries. The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through March 31, 2013 and believes the internal controls and procedures of ORCC will have a material effect on the Company’s internal control over financial reporting. See Note 2, Business Combination, to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating ORCC operations. The Company anticipates a successfully integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended March 31, 2013, and determined that except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

Other than as disclosed below, there have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2012. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Certain payment funding methods expose us to the credit and/or operating risk of our clients.

When we process an automated clearing house or automated teller machine network payment transaction for certain clients, we occasionally transfer funds from our settlement account to the intended destination account before we receive funds from a client’s source account. The vast majority of these occurrences are resolved quickly through normal processes. However, if they are not resolved and we are then unable to reverse the transaction that sent funds to the intended destination, a shortfall in our settlement account will be created. Although we have legal recourse against our clients for the amount of the shortfall, timing of recovery may be delayed by litigation or the amount of any recovery may be less than the shortfall. In either case, we would have to fund the shortfall in our settlement account from our corporate funds.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2013 through January 31, 2013	—		$—	—	$88,217,000
February 1, 2013 through February 28, 2013	112,754	(1)	48.28	—	88,217,000
March 1, 2013 through March 31, 2013	1,575	(2)	48.37	—	88,217,000

Total	114,329		$48.28	—

(1)	Pursuant to our 2005 Incentive Plan, we granted long term incentive plan awards (“LTIPs”). These awards have requisite service periods of three years and vest after the three year vesting period. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2013, 327,576 shares of the LTIPs vested. We withheld 112,754 of those shares to pay the employees’ portion of applicable payroll taxes.
(2)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2013, 3,333 shares of the RSAs vested. We withheld 1,575 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our Board of Directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. Approximately 1.8 million shares or $88.2 million remains available at March 31, 2013. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

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

ACI WORLDWIDE, INC. (Registrant)

Date: May 7, 2013	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to registrant’s current report on Form 8-K filed July 30, 2007.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.