Form 10-Q
period 2013-06-30
ACI WORLDWIDE, INC.
filed 2013-08-09
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 6, 2013, there were 39,543,919 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$107,741	$76,329
Billed receivables, net of allowances of $10,035 and $8,117, respectively	165,450	176,313
Accrued receivables	37,038	41,008
Deferred income taxes, net	69,974	34,342
Recoverable income taxes	3,974	5,572
Prepaid expenses	19,305	16,746
Other current assets	14,433	5,816

Total current assets	417,915	356,126

Property and equipment, net	47,862	41,286
Software, net	177,836	129,314
Goodwill	625,990	501,141
Other intangible assets, net	193,814	127,900
Deferred income taxes, net	31,029	63,370
Other noncurrent assets	39,278	31,749

TOTAL ASSETS	$1,533,724	$1,250,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,691	$33,926
Accrued employee compensation	37,047	35,194
Current portion of term credit facility	56,250	17,500
Deferred revenue	149,319	139,863
Income taxes payable	3,590	3,542
Deferred income taxes, net	214	174
Accrued and other current liabilities	31,398	36,400

Total current liabilities	321,509	266,599

Noncurrent liabilities
Deferred revenue	59,799	51,519
Note payable under term credit facility	416,875	168,750
Note payable under revolving credit facility	188,000	188,000
Deferred income taxes, net	12,952	14,940
Other noncurrent liabilities	26,170	26,721

Total liabilities	1,025,305	716,529

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 46,606,796 shares issued at June 30, 2013 and December 31, 2012	232	232
Treasury stock, at cost, 7,038,613 and 7,159,023 shares at June 30, 2013 and December 31, 2012, respectively	(192,778)	(186,784)
Additional paid-in capital	535,167	534,953
Retained earnings	199,702	199,987
Accumulated other comprehensive loss	(33,904)	(14,031)

Total stockholders’ equity	508,419	534,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,533,724	$1,250,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Software license fees	$53,714	$36,645	$95,070	$87,555
Maintenance fees	57,830	49,359	116,464	93,094
Services	26,964	33,888	50,893	56,740
Software hosting fees	67,322	29,905	105,400	50,033

Total revenues	205,830	149,797	367,827	287,422

Expenses:
Cost of software license fees (1)	6,169	5,818	12,087	10,750
Cost of maintenance, services, and hosting fees (1)	82,573	55,715	144,444	96,606
Research and development	38,391	35,027	75,540	65,960
Selling and marketing	27,538	23,178	52,612	43,876
General and administrative	26,147	28,236	51,184	62,598
Depreciation and amortization	13,490	9,681	24,447	17,103

Total expenses	194,308	157,655	360,314	296,893

Operating income (loss)	11,522	(7,858)	7,513	(9,471)
Other expense:
Interest income	211	234	342	483
Interest expense	(6,053)	(2,875)	(9,950)	(4,766)
Other, net	(1,519)	(347)	1,646	531

Total other expense	(7,361)	(2,988)	(7,962)	(3,752)

Income (loss) before income taxes	4,161	(10,846)	(449)	(13,223)
Income tax expense (benefit)	2,280	(6,195)	(164)	(6,750)

Net income (loss)	$1,881	$(4,651)	$(285)	$(6,473)

Income (loss) per share information
Weighted average shares outstanding
Basic	39,835	39,263	39,594	37,985
Diluted	40,501	39,263	39,594	37,985
Income (loss) per share
Basic	$0.05	$(0.12)	$(0.01)	$(0.17)
Diluted	$0.05	$(0.12)	$(0.01)	$(0.17)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$1,881	$(4,651)	$(285)	$(6,473)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	964
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	—	—	(1,557)
Foreign currency translation adjustments	(9,417)	(5,078)	(19,873)	(1,635)

Total other comprehensive loss	(9,417)	(5,078)	(19,873)	(2,228)

Comprehensive loss	$(7,536)	$(9,729)	$(20,158)	$(8,701)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2013	$232	$(186,784)	$534,953	$199,987	$(14,031)	$534,357
Net loss	—	—	—	(285)	—	(285)
Other comprehensive loss	—	—	—	—	(19,873)	(19,873)
Stock-based compensation	—	—	7,724	—	—	7,724
Shares issued and forfeited, net, under stock plans including income tax benefits	—	15,589	(7,510)	—	—	8,079
Repurchase of common stock, 357,944 shares	—	(16,009)	—	—	—	(16,009)
Repurchase of restricted stock and performance shares for tax withholdings	—	(5,574)	—	—	—	(5,574)

Balance as of June 30, 2013	$232	$(192,778)	$535,167	$199,702	$(33,904)	$508,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(285)	$(6,473)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	7,964	6,129
Amortization	23,142	17,204
Provision for doubtful accounts receivable	1,874	1,151
Deferred income taxes	(6,776)	(3,019)
Stock-based compensation expense	7,724	9,086
Excess tax benefit of stock options exercised	(1,681)	(2,828)
Other	2,677	(538)
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	22,028	6,358
Other current and noncurrent assets	2,046	2,727
Accounts payable	(10,731)	3,172
Accrued employee compensation	(8,012)	(27,856)
Accrued liabilities	(7,997)	(13,278)
Current income taxes	3,780	(13,411)
Deferred revenue	21,737	3,865
Other current and noncurrent liabilities	141	(356)

Net cash flows from operating activities	57,631	(18,067)

Cash flows from investing activities:
Purchases of property and equipment	(9,050)	(3,392)
Purchases of software and distribution rights	(4,578)	(2,172)
Acquisition of businesses, net of cash acquired	(264,202)	(275,380)
Other investments	—	(1,046)

Net cash flows from investing activities	(277,830)	(281,990)

Cash flows from financing activities:
Proceeds from issuance of common stock	938	738
Proceeds from exercises of stock options	5,583	13,806
Excess tax benefit of stock options exercised	1,681	2,828
Repurchases of common stock	(12,068)	(44,064)
Repurchase of restricted stock and performance shares for tax withholdings	(5,574)	(2,364)
Proceeds from revolver portion of credit agreement	—	95,000
Proceeds from term portion of credit agreement	300,000	200,000
Repayment of term portion of credit agreement	(13,125)	(6,250)
Payments for debt issuance costs	(9,536)	(553)
Payment of acquired debt	(7,500)	—
Payments on debt and capital leases	(4,217)	(4,578)

Net cash flows from financing activities	256,182	254,563

Effect of exchange rate fluctuations on cash	(4,571)	(1,988)

Net increase (decrease) in cash and cash equivalents	31,412	(47,482)
Cash and cash equivalents, beginning of period	76,329	197,098

Cash and cash equivalents, end of period	$107,741	$149,616

Supplemental cash flow information
Income taxes paid, net	$7,668	$17,036
Interest paid	$7,315	$3,891

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013. Results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be attained in the future.

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

Settlement Accounts

The Company enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2013 was $200.2 million.

Revenue

Vendor-Specific Objective Evidence

Certain of the Company’s software license arrangements include post contract customer support (maintenance or “PCS”) terms that fail to achieve vendor-specific objective evidence (“VSOE”) of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. As a result of the maturation of certain retail payment engine products, including BASE24, a higher number of software license arrangements in the Americas and Europe Middle East and Africa (“EMEA”) reportable segments fail to achieve VSOE of fair value for PCS due to the arrangements containing a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term or PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Software license fees	$5,559	$9,799	$11,360	$21,458
Maintenance fees	2,447	4,273	4,768	8,269
Services	—	197	3	632

Total	$8,006	$14,269	$16,131	$30,359

Adoption of New Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (Topic 220) in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. These items are required for both interim and annual reporting for public companies and were adopted by the Company during the six months ended June 30, 2013.

2. Acquisitions

Fiscal 2013 Acquisitions

Online Resources Corporation

On March 11, 2013, the Company completed the exchange offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $134.3 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $261.5 million (the “Merger”). The Company has included the financial results of ORCC in our condensed consolidated financial statements from the date of acquisition. As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC adds Electronic Bill Presentment and Payment (“EBPP”) solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthens the Company’s online banking capabilities with complementary technology, and expands the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

The Company used funds from the $300.0 million of senior bank financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 3, Debt, for terms of the financing arrangement.

The Company incurred approximately $5.4 million in transaction related expenses during the six months ended June 30, 2013, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

ORCC contributed approximately $38.4 million in revenue and $1.6 million in operating income for the three months ended June 30, 2013, which includes severance expense related to the integration activities. ORCC contributed approximately $47.2 million in revenue and $0.5 million in operating income for the six months ended June 30, 2013, which includes severance expense related to the integration activities.

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

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the six months ended June 30, 2013, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$9,930
Billed and accrued receivables, net	19,394
Deferred income taxes, net	18,224
Other current assets	11,592

Total current assets acquired	59,140

Noncurrent assets:
Property and equipment	8,175
Goodwill	124,104
Software	62,774	10 years
Customer relationships	68,750	15 years
Trademarks	3,050	5 years
Other noncurrent assets	626

Total assets acquired	326,619

Current liabilities:
Accounts payable	15,216
Accrued employee compensation	10,549
Note payable	7,500
Other current liabilities	4,232

Total current liabilities acquired	37,497

Noncurrent liabilities:
Deferred income taxes, net	24,125
Other noncurrent liabilities acquired	3,508

Total liabilities acquired	65,130

Net assets acquired	$261,489

During the three months ended June 30, 2013, the Company made adjustments to the preliminary purchase price allocation as additional information became available to deferred income taxes, other current assets, property and equipment, software, customer relationships, other noncurrent assets, accounts payable, accrued employee compensation, other current and noncurrent liabilities. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers.

Profesionales en Transacciones Electronicas S.A.

During the first quarter of 2013, the Company acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. The common stock of PTESA-E and PTESA-V were acquired for $2.8 million and the assets of PTESA-C were acquired for $11.4 million, for a total aggregate purchase price of $14.2 million. The Company has included the financial results of PTESA in our condensed consolidated financial statements from the date of acquisition. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of PTESA of $14.2 million was paid in cash. The consideration paid by the Company to complete the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $7.2 million of goodwill and $7.7 million of customer relationships with a weighted-average useful life of 14 years. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters, property and equipment, and intangible assets. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

During the three months ended June 30, 2013, the Company made adjustments to the preliminary purchase price allocation as additional information became available to intangible assets and goodwill. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (approximately $1.5 million of which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region. Pro forma results are not presented because they are not material.

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

The aggregate purchase price of Distra was $49.8 million and was paid with existing cash balances. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing primarily related to certain tax matters. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of the date of the acquisition, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Total current assets acquired	$1,857
Noncurrent assets:
Goodwill	22,139
Software	18,802	7 years
Customer relationships	6,200	10 years
Deferred income taxes	4,075
Other noncurrent assets	96

Total assets acquired	53,169

Current liabilities acquired	3,419

Net assets acquired	$49,750

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

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of operations for ACI and ORCC as if the acquisition had occurred January 1, 2012 and S1 as if the acquisition had occurred on January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income for the three and six months ended June 30, 2013 and 2012 to give effect to estimated adjustments to expenses to remove the amortization on eliminated ORCC and S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting ORCC and S1 debt and added estimated interest expense on the Company’s additional Term Credit Facility and Revolving Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the three and six months ended June 30, 2013 and 2012.

	Pro Forma Results of Operations for the Three Months Ended June 30,		Pro Forma Results of Operations for the Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenues	$205,830	$199,864	$401,276	$411,546
Net income	4,430	6,009	2,648	6,010
Income per share
Basic	$0.11	$0.15	$0.07	$0.15
Diluted	$0.11	$0.15	$0.07	$0.15

3. Debt

Credit Facility

On November 10, 2011, the Company entered into the Credit Agreement (the “Credit Agreement”), as amended March 7, 2013, with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan. The Credit Agreement consists of a five-year $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $500.0 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. As of June 30, 2013, the Company had up to $62.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement. The amount of unused borrowings available varies in accordance with the terms of the agreement.

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

On March 11, 2013, the Company borrowed an additional $300 million under the Term Credit Facility as amended. These additional borrowings were used in connection with the ORCC acquisition that was completed on March 11, 2013. In connection with the amendment the Company incurred debt issue costs of $9.5 million, all of which were paid as of June 30, 2013.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 0.50 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at June 30, 2013 was 2.45%.

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

The Company paid $13.1 million in principal payments for the Term Credit Facility during the six months ended June 30, 2013. The following payments are expected for the Term Credit Facility over the subsequent four year period:

	Payments due by Period (amounts in thousands)
	2013	2014	2015	2016	Total
Term Credit Facility	$25,000	$65,625	$75,000	$307,500	$473,125

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

The Credit Agreement contains certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. As of June 30, 2013, and at all times during the period, the Company was in compliance with its debt covenants.

The fair value of our debt approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy).

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2013 and 2012 totaled 20,254 and 21,727, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	2,968,582	$27.15
Granted	84,705	43.93
Exercised	(242,379)	22.68
Forfeited	(19,722)	33.83
Expired	(429)	28.94

Outstanding as of June 30, 2013	2,790,757	$28.00	5.11	$51,594,113

Exercisable as of June 30, 2013	1,670,866	$25.26	4.42	$35,448,044

As of June 30, 2013, the Company expects that 94.2% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $24.07 and $23.77, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2013 and 2012. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $6.0 million and $14.0 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Expected life (years)	9.57	8.70	10.00	9.11
Interest rate	2.1%	1.8%	1.6%	1.5%
Volatility	46.9%	47.6%	53.4%	53.0%
Dividend yield	—	—	—	—

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

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	—	$—
Transaction stock options converted upon acquisition of ORCC	37,468	91.92
Exercised	(2,069)	41.76
Cancelled	(1,029)	52.03

Outstanding as of June 30, 2013	34,370	$96.14	1.70	$29,486

Exercisable as of June 30, 2013	34,370	$96.14	1.70	$29,486

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of June 30, 2013 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2012	1,101,484	$28.14
Granted	14,686	47.63
Forfeited	(16,830)	33.63
Vested	(327,576)	16.83

Nonvested as of June 30, 2013	771,764	$33.19

During the six months ended June 30, 2013, 327,576 shares of the LTIPs vested. The Company withheld 112,754 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of June 30, 2013 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	69,238	$41.02
Granted	5,195	43.82
Vested	(7,100)	23.35

Nonvested as of June 30, 2013	67,333	$43.10

During the six months ended June 30, 2013, 7,100 shares of the RSAs vested. The Company withheld 2,781 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of the Company’s stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. If an employee was terminated without cause within 12 months from the acquisition date, the RSAs 100% vest. Stock is issued without direct cost to the employee. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The conversion of the Transaction RSAs was treated as a modification and as such, they were valued immediately prior to and after modification. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period. The incremental fair value as measure upon modification will be recognized on a straight-line basis from modification date through the end of the requisite service period.

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of June 30, 2013 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	50,244	$35.41
Forfeited	(3,585)	35.41

Nonvested as of June 30, 2013	46,659	$35.41

As of June 30, 2013, there were unrecognized compensation costs of $9.2 million related to nonvested stock options, $3.2 million related to the nonvested RSAs, and $12.7 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.9 years, 2.3 years and 2.1 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended June 30, 2013 and 2012 related to stock options, LTIP performance shares, RSAs, and the ESPP of $3.8 million and $3.5 million, respectively, with corresponding tax benefits of $1.4 million and $1.3 million, respectively. The Company recorded stock-based compensation expenses for the six months ended June 30, 2013 and 2012 related to stock options, LTIP performance shares, RSAs, and the ESPP of $7.7 million and $9.1 million, respectively, with corresponding tax benefits of $2.9 million and $3.3 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the six months ended June 30, 2013 and 2012 was $5.6 million and $13.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.3 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2013, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2012	$316,222	$158,653	$73,698	$548,573
Total impairment prior to December 31, 2012	(47,432)	—	—	(47,432)

Balance as of December 31, 2012	268,790	158,653	73,698	501,141
Goodwill from acquisitions (1)	131,293	—	—	131,293
Foreign currency translation adjustments	(572)	(1,347)	(4,525)	(6,444)

Balance as of June 30, 2013	$399,511	$157,306	$69,173	$625,990

(1)	Addition relates to the goodwill acquired in the acquisition of ORCC and PTESA as discussed in Note 2. The purchase price allocations for ORCC and PTESA are preliminary as of June 30, 2013 and accordingly are subject to future changes during the maximum one-year allocation period.

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

The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2012 annual impairment test and there have been no indications of impairment in the subsequent periods.

6. Software and Other Intangible Assets

At June 30, 2013, software net book value totaling $177.8 million, net of $81.6 million of accumulated amortization, includes the net book value of software marketed for external sale of $96.0 million. The remaining software net book value of $81.8 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended June 30, 2013 and 2012 totaled $3.5 million and $3.4 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2013 and 2012 totaled $6.7 million and $6.2 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Amortization of software for internal use of $4.4 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use was $7.8 million and $5.5 million for the six months ended June 30, 2013 and 2012, respectively.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$228,183	$(40,324)	$187,859	$157,364	$(33,727)	$123,637
Purchased contracts	10,729	(10,691)	38	10,823	(10,549)	274
Trademarks and tradenames	8,820	(3,098)	5,722	5,830	(2,096)	3,734
Covenant not to compete	441	(246)	195	442	(187)	255

	$248,173	$(54,359)	$193,814	$174,459	$(46,559)	$127,900

Other intangible assets amortization expense for the three months ended June 30, 2013 and 2012 totaled $4.8 million and $3.2 million, respectively. Other intangible assets amortization expense for the six months ended June 30, 2013 and 2012 totaled $8.6 million and $5.5 million, respectively.

Based on capitalized software and other intangible assets at June 30, 2013, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2013	$15,938	$9,489
2014	30,073	17,489
2015	25,515	14,173
2016	21,202	13,194
2017	17,929	12,530
2018	17,216	12,014
Thereafter	49,963	114,925

Total	$177,836	$193,814

7. Corporate Restructuring and Other Organizational Changes

2013 Activities

During the six months ended June 30, 2013, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $2.1 million and $3.7 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three and six months ended June 30, 2013, respectively. The charges for the three and six months ended June 30, 2013 were $0.3 million in the EMEA segment and $0.3 million in the Asia/Pacific segment. The remaining expense of $1.5 million and $3.1 million was incurred in the Americas region for the three and six months ended June 30, 2013, respectively. Approximately $3.8 million of termination costs were paid during the six months ended June 30, 2013. The remaining liability is expected to be paid over the next 12 months.

2012 Activities

During the three and six months ended June 30, 2012, the Company reduced its headcount as a part of its integration with S1. In connection with these actions, approximately $3.4 million and $9.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three and six months ended June 30, 2012, respectively. The charges, by segment, were as follows for the three months ended June 30, 2012: $1.7 million in the Americas segment, $1.6 million in the EMEA segment, and $0.1 million in the Asia/Pacific segment. The charges, by segment, were as follows for the six months ended June 30, 2012: $4.3 million in the Americas segment, $4.5 million in the EMEA segment, and $0.8 million in the Asia/Pacific segment. Approximately $6.0 million of these termination costs were paid during six months ended June 30, 2012.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2012	$618	$1,296	$1,914
Restructuring charges incurred	3,733	—	3,733
Amounts paid during the period	(3,790)	(468)	(4,258)
Foreign currency translation	(9)	(62)	(71)

Balance, June 30, 2013	$552	$766	$1,318

The $0.6 million for unpaid severance is included in accrued employee compensation and the $0.8 million for unpaid facility closures is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2013.

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

The Company repurchased 357,944 shares for $16.0 million under the program during the six months ended June 30, 2013. Under the program to date, the Company has purchased 9,877,816 shares for approximately $260.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.4 million shares or $67.3 million as of June 30, 2013.

Subsequent to June 30, 2013, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program.

9. Earnings Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average share outstanding:
Basic weighted average shares outstanding	39,835	39,263	39,594	37,985
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	666	—	—	—

Diluted weighted average shares outstanding	40,501	39,263	39,594	37,985

The diluted earnings (loss) per share computation excludes 1.6 million and 3.7 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and six months ended June 30, 2013, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 6.7 million and 6.9 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares during the three and six months ended June 30, 2012, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2013 and December 31, 2012 was 39,568,183 and 39,447,773, respectively.

10. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency transaction gains (losses)	$(1,338)	$(360)	$2,128	$(1,009)
Realized gain on available-for-sale securities	—	—	—	1,557
Other	(181)	13	(482)	(17)

Total	$(1,519)	$(347)	$1,646	$531

11. Comprehensive Income (Loss)

The $33.9 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

12. Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income (loss), for the geographic regions of the Americas, EMEA and Asia/Pacific and the Corporate line item. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the Corporate line item. As such, the Company has concluded that its three geographic regions are its reportable segments.

The Company allocates segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization costs are allocated as a percentage of the headcount by segment. The Corporate line item consists of the corporate overhead costs that are not allocated to reportable segments. Corporate overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Americas	$138,379	$81,727	$232,692	$155,908
EMEA	46,719	49,616	94,290	94,408
Asia/Pacific	20,732	18,454	40,845	37,106

	$205,830	$149,797	$367,827	$287,422

Income (loss) before income taxes:
Americas	$30,325	$12,901	$43,292	$35,536
EMEA	13,153	12,410	28,208	23,872
Asia/Pacific	3,347	3,746	9,187	7,978
Corporate	(42,664)	(39,903)	(81,136)	(80,609)

	$4,161	$(10,846)	$(449)	$(13,223)

	June 30,	December 31,
	2013	2012
Total assets:
Americas - United States	$963,514	$635,558
Americas - Other	42,859	26,580
EMEA	368,250	404,016
Asia/Pacific	159,101	184,732

	$1,533,724	$1,250,886

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2013 and 2012. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2013 and 2012.

13. Income Taxes

The effective tax rate for the three months ended June 30, 2013 and 2012 was 54.8% and 57.1%, respectively. The earnings of the Company’s foreign entities for the three months ended June 30, 2013 and 2012 were $2.5 million and $12.8 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2013 was positively impacted by foreign profits taxed at lower rates. The effective tax rate for the three months ended June 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes. The effective tax rate for the three months ended June 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate and by a $1.4 million release of a valuation allowance. The valuation allowance was released based upon evidence that one of the Company’s foreign entities will be able to fully utilize its remaining tax losses.

The effective tax rate for the six months ended June 30, 2013 and 2012 was a benefit of 36.5% and 51.0%, respectively. The earnings of the Company’s foreign entities for the six months ended June 30, 2013and 2012 were $11.4 million and $22.5 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the six months ended June 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC. The effective tax rate for the six months ended June 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate and by a $1.4 million release of a valuation allowance. The valuation allowance was released based upon evidence that one of the Company’s foreign entities will be able to fully utilize its remaining tax losses.

The Company’s effective tax rate could fluctuate significantly on a quarterly basis and could be negatively affected to the extent earnings are lower in the countries in which the Company operates that have a lower statutory rate or higher in the countries in which it operates that have a higher statutory rate or to the extent it has losses sustained in countries where the future utilization of those losses is uncertain. The Company’s effective tax rate could also fluctuate due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, the Company is occasionally subject to examination of its income tax returns by tax authorities in the jurisdictions in which it operates. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

The amount of unrecognized tax benefits for uncertain tax positions was $15.5 million as of June 30, 2013 and $13.1 million as of December 31, 2012, excluding related liabilities for interest and penalties of $2.1 million and $1.8 million as of June 30, 2013 and December 31, 2012, respectively. The amount of unrecognized tax benefits for uncertain tax positions increased by $1.9 million and $0.4 million during the six months ended June 30, 2013 for the uncertain tax positions of ORCC and PTESA, respectively, which were included in the preliminary purchase price allocation.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.5 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

Aggregate minimum operating lease payments under these newly obtained agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2013	$2,508
2014	4,236
2015	2,123
2016	1,967
2017	342

Total minimum lease payments	$11,176

New Operating Leases entered into in 2013

In addition to the leases acquired through the acquisition of ORCC, the Company entered into several new operating lease agreements of office space during the six months ended June 30, 2013. The new leases run through April 2018. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company.

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2013	$264
2014	537
2015	549
2016	522
2017	537
Thereafter	156

Total minimum lease payments	$2,565

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

Indemnities

Under certain customer contracts acquired in the acquisitions of S1 and ORCC, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at June 30, 2013.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013. Results for the three and six months ended June 30, 2013, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide powers electronic payments and banking for over 2,600 financial institutions, retailers and processors around the world. Through our integrate d suite of software products and hosted services, we deliver a broad range of solutions for electronic payments, transaction banking, mobile, branch and voice banking; fraud detection and trade finance.

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

We derive a significant amount of our revenues from international operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

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

•

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In February 2011 Boston Consulting Group predicted that noncash payment transactions would grow in volume at an annual rate of 9% from 306 billion in 2010 to 750 billion in 2020, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

•

Adoption of real-time delivery. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the United Kingdom, payments sent through the traditional ACH multi day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds and this is being considered in several countries including Singapore and the United States. Corporate customers expect real-time information on the status of their payments instead of waiting for an end of day report. And regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools such as dashboards so our experience will be valuable in addressing this trend.

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

Acquisitions

Online Resources Corporation

On March 11, 2013, we completed the exchange offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $134.3 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $261.5 million (the “Merger”). As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC adds Electronic Bill Presentment and Payment (“EBPP”) solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthens the Company’s online banking capabilities with complementary technology, and expanded the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

We used funds from the $300 million of senior bank financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 3, Debt, for terms of the financing arrangement.

Profesionales en Transacciones Electronicas S.A.

During the first quarter of 2013, the Company acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. The common stock of PTESA-E and PTESA-V were acquired for $2.8 million and the assets of PTESA-C were acquired for $11.4 million, for a total aggregate purchase price of $14.2 million. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

The aggregate purchase price of PTESA of $14.2 million was paid in cash. The consideration paid by the Company to complete the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $7.2 million of goodwill and $7.7 million of customer relationships with a weighted-average useful life of 14 years.

Restructuring

During the three and six months ended June 30, 2013, we reduced our headcount as a part of our integration of our recent acquisitions. In connection with these actions, approximately $2.1 million and $3.7 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three and six months ended June 30, 2013. The charges for the three and six months ended June 30, 2013 were $0.3 million in the EMEA segment and $0.3 million in the Asia/Pacific segment. The remaining expense of $1.5 million and $3.1 million was incurred in the Americas region for the three and six months ended June 30, 2013, respectively. Approximately $3.8 million of termination costs were paid during the six months ended June 30, 2013. The remaining liability is expected to be paid over the next 12 months.

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

Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

•	License, facilities management, and software hosting arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.

•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

•	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

•	Anticipated increases in transaction, account, or processing volumes in customer systems.

•	Optional annual uplifts or inflationary increases in recurring fees.

•	Services engagements, other than facilities management and software hosting engagements, are not assumed to renew over the 60-month backlog period.

•	The potential impact of merger activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2013, March 31, 2013 and December 31, 2012 (in millions). The June 30, 2013 60-month backlog estimate includes approximately $691 million as a result of the acquisition of ORCC. Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2013	March 31, 2013	December 31, 2012
Americas	$2,117	$2,090	$1,429
EMEA	691	691	719
Asia/Pacific	276	275	268

Total	$3,084	$3,056	$2,416

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of June 30, 2013, March 31, 2013 and December 31, 2012 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2013	March 31, 2013	December 31, 2012
Committed	$1,453	$1,478	$1,324
Renewal	1,631	1,578	1,092

Total	$3,084	$3,056	$2,416

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2013, March 31, 2013 and December 31, 2012 (in millions). The June 30, 2013 12-month backlog estimate includes approximately $145 million as a result of the acquisition of ORCC. For all periods reported, approximately 90% of our 12-month backlog estimate is Committed Backlog and approximately 10% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2013
	Monthly Recurring	Non- Recurring	Total
Americas	$432	$59	$491
EMEA	140	38	178
Asia/Pacific	55	22	77

Total	$627	$119	$746

	March 31, 2013			December 31, 2012
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$422	$70	$492	$277	$69	$346
EMEA	136	40	176	143	37	180
Asia/Pacific	54	21	75	53	17	70

Total	$612	$131	$743	$473	$123	$596

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$31,817	15.5%	$12,103	8.1%	$49,201	13.4%	$37,503	13.0%
Monthly license fees (MLFs)	21,897	10.6%	24,542	16.4%	45,869	12.5%	50,052	17.4%

Software license fees	53,714	26.1%	36,645	24.5%	95,070	25.8%	87,555	30.5%
Maintenance fees	57,830	28.1%	49,359	33.0%	116,464	31.7%	93,094	32.4%
Services	26,964	13.1%	33,888	22.6%	50,893	13.8%	56,740	19.7%
Software hosting fees	67,322	32.7%	29,905	20.0%	105,400	28.7%	50,033	17.4%

Total revenues	205,830	100.0%	149,797	100.0%	367,827	100.0%	287,422	100.0%

Expenses:
Cost of software licenses fees	6,169	3.0%	5,818	3.9%	12,087	3.3%	10,750	3.7%
Cost of maintenance, services, and hosting fees	82,573	40.1%	55,715	37.2%	144,444	39.3%	96,606	33.6%
Research and development	38,391	18.7%	35,027	23.4%	75,540	20.5%	65,960	22.9%
Selling and marketing	27,538	13.4%	23,178	15.5%	52,612	14.3%	43,876	15.3%
General and administrative	26,147	12.7%	28,236	18.8%	51,184	13.9%	62,598	21.8%
Depreciation and amortization	13,490	6.6%	9,681	6.5%	24,447	6.6%	17,103	6.0%

Total expenses	194,308	94.4%	157,655	105.2%	360,314	98.0%	296,893	103.3%

Operating income (loss)	11,522	5.6%	(7,858)	-5.2%	7,513	2.0%	(9,471)	-3.3%
Other expense:
Interest income	211	0.1%	234	0.2%	342	0.1%	483	0.2%
Interest expense	(6,053)	-2.9%	(2,875)	-1.9%	(9,950)	-2.7%	(4,766)	-1.7%
Other, net	(1,519)	-0.7%	(347)	-0.2%	1,646	0.4%	531	0.2%

Total other expense	(7,361)	-3.6%	(2,988)	-2.0%	(7,962)	-2.2%	(3,752)	-1.3%

Income (loss) before income taxes	4,161	2.0%	(10,846)	-7.2%	(449)	-0.1%	(13,223)	-4.6%
Income tax expense (benefit)	2,280	1.1%	(6,195)	-4.1%	(164)	0.0%	(6,750)	-2.3%

Net income (loss)	$1,881	0.9%	$(4,651)	-3.1%	$(285)	-0.1%	$(6,473)	-2.3%

Three-Month Period Ended June 30, 2013 Compared to Three-Month Period June 30, 2012

Revenues

Total revenues for the three months ended June 30, 2013 increased $56.0 million, or 37.4%, as compared to the same period in 2012 of which $38.4 million, or 25.6%, was due to the addition of ORCC. Total revenues increased as a result of a $17.1 million, or 46.6%, increase in software license fee revenue, a $8.5 million, or 17.2%, increase in maintenance revenue, and a $37.4 million, or 125.1%, increase in software hosting fees revenue partially offset by a $6.9 million, or 20.4%, decrease in services revenues.

The increase in total revenues was driven by increases in the Americas and Asia/Pacific reportable segments of $56.6 million and $2.3 million, respectively, partially offset by a $2.9 million decrease in the EMEA reportable segment. Revenue from the addition of ORCC is included in the Americas reportable segment.

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

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended June 30, 2013 compared to the same period in 2012, increased by $19.7 million, or 162.9%. The increase in ILF revenues is primarily due to an increase in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue increased in the Americas and Asia/Pacific reportable segments by $19.6 million and $1.0 million, respectively, partially offset by a $0.9 million decrease in the EMEA reportable segment. Capacity-related revenues increased $13.3 million for the three months ended June 30, 2013 as compared to the same period in 2012 primarily in the Americas reportable segment.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $2.6 million, or 10.8%, during the three months ended June 30, 2013, as compared to the same period in 2012. The Americas and EMEA reportable segments decreased by $1.8 million and $1.2 million respectively, partially offset by an increase in the Asia/Pacific reportable segment by $0.4 million when compared to the same period in 2012. The reduction in MLF revenue is primarily due to a reduction in the amount and timing of initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $8.5 million, or 17.2%, during the three months ended June 30, 2013, as compared to the same period in 2012 of which $0.4 million is due to the addition of ORCC. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $4.0 million, $2.0 million and $2.5 million, respectively.

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

Services revenue decreased $6.9 million, or 20.4%, for the three months ended June 30, 2013, as compared to the same period in 2012, such decrease was partially offset by $0.3 million due to the addition of ORCC. Services revenue decreased in the Americas, EMEA and Asia/Pacific reportable segments by $2.2 million, $3.1 million and $1.6 million, respectively. Services revenue decreased primarily due to a sizable implementation project completed and recognized in the EMEA reportable segment during the three months ended June 30, 2012.

Software Hosting Fees Revenue

Software hosting fee revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fee revenue.

Software hosting fees revenue increased $37.4 million, or 125.1%, for the three months ended June 30, 2013 as compared to same period in 2012 primarily due to the acquisition of ORCC which is included in the Americas reportable segment.

Expenses

Total operating expenses for the three months ended June 30, 2013 increased $36.7 million, or 23.2%, as compared to the same period of 2012. Included in operating expenses for the three months ended June 30, 2013 were approximately $35.3 million of operating expenses from the addition of ORCC. There were approximately $3.9 million and $7.6 million of acquisition related expenses incurred in the three months ended June 30, 2013, and June 30, 2012, respectively. Acquisition related expenses for the three months ended June 30, 2013 included $2.4 million of personnel related charges and $1.5 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total operating expenses increased $5.1 million in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel related expenses.

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

Cost of software licenses fees increased $0.4 million, or 6.0% in the three months ended June 30, 2013 compared to the same period in 2012, due to an increase in license revenue associated with certain products that include a corresponding royalty expense.

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

Cost of maintenance, services, and hosting fees increased $26.9 million, or 48.2%, in the three months ended June 30, 2013 compared to the same period in 2012. There were $25.3 million of ORCC expenses added in the quarter ended June 30, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $1.6 million in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $3.4 million, or 9.6%, in the three months ended June 30, 2012 compared to the same period in 2012. There were $2.3 million of ORCC expenses added in the quarter ended June 30, 2013. Excluding these expenses, total research and development expenses increased $1.1 million in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel related expenses.

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

Selling and marketing expense increased $4.4 million, or 18.8%, in the three months ended June 30, 2013 compared to the same period in 2012. There were $3.0 million of ORCC expenses added in the quarter ended June 30, 2013. Excluding these expenses, total operating expenses increased $1.4 million in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $2.1 million, or 7.4%, in the three months ended June 30, 2013 compared with the same period in 2012. Included in general and administrative expenses for the three months ended June 30, 2013 were approximately $1.1 million of operating expenses related to the addition of ORCC. There were approximately $3.9 million and $7.6 million of acquisition related expenses incurred in the three months ended June 30, 2013, and June 30, 2012, respectively. Acquisition related expenses for the three months ended June 30, 2013 included $2.4 million of personnel related charges and $1.5 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total general and administrative expenses increased $0.5 million in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in our allowance for bad debts.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense increased $3.8 million, or 39.3%, in the three months ended June 30, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended June 30, 2013 by $1.3 million in net foreign currency losses as compared with $0.4 million in net losses during the same period in 2012. Interest expense increased $3.2 million during the three months ended June 30, 2013 compared to the same period in 2012 due primarily to the increased debt used to partially fund the ORCC acquisition in March 2013.

Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 54.8%. The earnings of our foreign entities for the three months ended June 30, 2013 were $2.5 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2013 was positively impacted by foreign profits taxed at lower rates. The effective tax rate for the three months ended June 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes.

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

Our effective tax rate could fluctuate significantly on a quarterly basis and could be negatively affected to the extent earnings are lower in the countries in which we operate that have a lower statutory rate or higher in the countries in which we operate that have a higher statutory rate or to the extent we have losses sustained in countries where the future utilization of those losses is uncertain. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are occasionally subject to examination of our income tax returns by tax authorities in the jurisdictions we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Six-Month Period Ended June 30, 2013 Compared to Six-Month Period June 30, 2012

Revenues

Total revenues for the six months ended June 30, 2013 increased $80.4 million, or 28.0%, as compared to the same period in 2012 of which $47.2 million, or 16.4%, was due to the addition of ORCC. Total revenues increased as a result of a $7.5 million, or 8.6%, increase in software license fee revenue, a $23.4 million, or 25.1%, increase in maintenance fee revenue, and a $55.4 million, or 110.7%, increase in software hosting fees revenue partially offset by a $5.8 million, or 10.3%, decrease in services revenues.

The increase in total revenues was driven by increases in the Americas and Asia/Pacific reportable segments of $76.8 million and $3.7 million, respectively, partially offset by a $0.1 million decrease in the EMEA reportable segment. Revenue from the addition of ORCC is included in the Americas reportable segment.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the six months ended June 30, 2013 compared to the same period in 2012, increased by $11.7 million, or 31.2%. The increase in ILF revenues is primarily due to an increase in revenue recognized from customer go-live and capacity events as compared to the year ago quarter. ILF revenue increased in the Americas reportable segment by $17.5 million, partially offset by decreases in the EMEA and Asia/Pacific reportable segments by $5.3 million and $0.5 million, respectively. Capacity-related revenues increased $7.4 million for the six months ended June 30, 2013 as compared to the same period in 2012 primarily in the Americas reportable segment.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $4.2 million, or 8.4%, during the six months ended June 30, 2013, as compared to the same period in 2012. The Americas and EMEA reportable segments decreased by $2.6 million and $1.6 million, respectively when compared to the same period in 2012. The reduction in MLF revenue is primarily due to a reduction in the amount and timing of initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue.

Maintenance Fees Revenue

Maintenance fee revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fee revenues increased $23.4 million, or 25.1%, during the six months ended June 30, 2013, as compared to the same period in 2012 of which $0.5 million is due to the addition of ORCC. Maintenance fee revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $9.9 million, $8.1 million and $5.4 million, respectively. Maintenance fee revenue increased partly due to the inclusion of S1 operations for the full six months ended June 30, 2013.

Services Revenue

Services revenue decreased $5.9 million, or 10.3%, for the six months ended June 30, 2013, as compared to the same period in 2012, such decrease partially offset by $0.4 million due to the addition of ORCC. Services revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $1.4 million, $3.4 million and $1.1 million, respectively. Services revenue decreased primarily due to a sizable implementation project completed and recognized in the EMEA reportable segment during the six months ended June 30, 2012.

Software Hosting Fees Revenue

Software hosting fees revenue increased $55.4 million, or 110.7%, for the six months ended June 30, 2013 as compared to same period in 2012 of which $46.3 million is due to the addition of ORCC which is included in the Americas reportable segment. Software hosting fee revenue increased in the Americas and EMEA segments by $53.3 million and $2.1 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services. Excluding the impact due to the addition of ORCC, software hosting fees revenue increased primarily due to the addition of S1 occurring in the six months ended June 30, 2012, new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Expenses

Total operating expenses for the six months ended June 30, 2013 increased $63.4 million, or 21.4%, as compared to the same period of 2012. Included in operating expenses for the six months ended June 30, 2013 were approximately $43.4 million of operating expenses from the addition of ORCC. There were approximately $10.5 million and $22.6 million of acquisition related expenses incurred in the six months ended June 30, 2013, and June 30, 2012, respectively. Acquisition related expenses for the six months ended June 30, 2013 included $4.3 million of personnel related charges and $6.2 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total operating expenses increased $32.1 million in the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for the full six month period.

Cost of Software License Fees

Cost of software licenses fees increased $1.3 million, or 12.4%, in the six months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in license revenue associated with certain products that include a corresponding royalty expense.

Cost of Maintenance, Services, and Hosting fees

Cost of maintenance, services, and hosting fees increased $47.8 million, or 49.4%, in the six months ended June 30, 2013 compared to the same period in 2012. There were $31.2 million of ORCC expenses added in the six months ended June 30, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $16.6 million in the six months ended June 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for the full six month period.

Research and Development

Research and development expense increased $9.6 million, or 14.5%, in the six months ended June 30, 2013 compared to the same period in 2012. There were $2.8 million of ORCC expenses added in the six months ended June 30, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $6.8 million in the six months ended June 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for the full six month period.

Selling and Marketing

Selling and marketing expense increased $8.7 million, or 19.9% in the six months ended June 30, 2013 compared to the same period in 2012. There were $3.5 million of ORCC expenses added in the six months ended June 30, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $5.2 million in the six months ended June 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for the full six month period.

General and Administrative

General and administrative expense decreased $11.4 million, or 18.2%, in the six months ended June 30, 2013. Included in general and administrative expenses for the six months ended June 30, 2013 were approximately $1.3 million of operating expenses related to the addition of ORCC. There were approximately $10.5 million and $22.6 million of acquisition related expenses incurred in the six months ended June 30, 2013 and June 30, 2012, respectively. Acquisition related expenses for the six months ended June 30, 2013 included $4.3 million of personnel related charges and $6.2 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total general and administrative expenses decreased $0.6 million in the six months ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased $7.3 million, or 42.9%, in the six months ended June 30, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the six months ended June 30, 2013 by $2.1 million in net foreign currency gains, as compared with $1.0 million in net losses during the same period in 2012. Interest expense increased $5.2 million during the six months ended June 30, 2013 compared to the same period in 2012 due primarily to the increased debt used to partially fund the S1 acquisition in February 2012 and the ORCC acquisition in March 2013.

Income Taxes

The effective tax rate for the six months ended June 30, 2013 was a benefit of 36.5%. The earnings of our foreign entities for the six months ended June 30, 2013 were $11.4 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the six months ended June 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

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

Our effective tax rate could fluctuate significantly on a quarterly basis and could be negatively affected to the extent earnings are lower in the countries in which we operate that have a lower statutory rate or higher in the countries in which we operate that have a higher statutory rate or to the extent we have losses sustained in countries where the future utilization of those losses is uncertain. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are occasionally subject to examination of our income tax returns by tax authorities in the jurisdictions we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Americas	$138,379	$81,727	$232,692	$155,908
EMEA	46,719	49,616	94,290	94,408
Asia/Pacific	20,732	18,454	40,845	37,106

	$205,830	$149,797	$367,827	$287,422

Income (loss) before income taxes:
Americas	$30,325	$12,901	$43,292	$35,536
EMEA	13,153	12,410	28,208	23,872
Asia/Pacific	3,347	3,746	9,187	7,978
Corporate	(42,664)	(39,903)	(81,136)	(80,609)

	$4,161	$(10,846)	$(449)	$(13,223)

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

The increase in revenue for the Americas geographic segments is primarily due to the addition of ORCC in March 2013. The Company incurred integration expenses of approximately $3.9 million and $7.6 million during the three months ended June 30, 2013 and 2012, respectively. The Company incurred integration expenses of approximately $10.5 million and $22.6 million during the six months ended June 30, 2013 and 2012, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $9.3 million and $6.4 million during the three months ended June 30, 2013 and 2012, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $16.0 million and $11.3 million during the six months ended June 30, 2013 and 2012, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $5.9 million and $2.9 million during the three months ended June 30, 2013 and 2012, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $9.8 million and $4.8 million during the six months ended June 30, 2013 and 2012, respectively. The Company expects corporate costs to continue to decrease moving forward as the synergy savings from the acquisitions are realized.

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

As of June 30, 2013, we had $107.7 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 30, 2013, $73.0 million of the $107.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Six Months Ended June 30,
	2013	2012
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$57,631	$(18,067)
Investing activities	(277,830)	(281,990)
Financing activities	256,182	254,563

Net cash flows provided by (used by) operating activities for the six months ended June 30, 2013 amounted to $57.6 million as compared to a $(18.1) million usage during the same period in 2012. The comparative period increase was primarily due to an additional $33.5 million in cash receipts from customers, a $19.8 million reduction in employee compensation payments, a $6.2 million decrease in net loss, and a $9.4 million decrease in tax payments during the first six months of 2013 when compared to the same period in 2012. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, and acquisitions.

During the first six months of 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA. We also used cash of $13.6 million to purchase software, property and equipment.

In the first six months of 2013, we received proceeds of $300 million from our Credit Agreement to fund our purchase of ORCC. We repaid $13.1 million of the Term Credit Facility during the six months ended June 30, 2013 as well as $7.5 million of debt acquired with ORCC. In addition, during the first six months of 2013, we received proceeds of $8.2 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $17.6 million for the repurchase of common stock and restricted stock and performance shares for tax withholdings. We paid $9.5 million and $0.6 million in debt issuance costs during the six months ended June 30, 2013 and 2012, respectively. We also made payments to third-party institutions, primarily related to debt and capital leases, totaling $4.2 million.

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

Debt

As of June 30, 2013, we had $473.1 million and $188.0 million outstanding under our Term and Revolving Credit Facilities, respectively, with up to $62 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At June 30, 2013 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at June 30, 2013 was 2.45%.

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

We repurchased 357,944 shares for $16.0 million under the program during the six months ended June 30, 2013. Under the program to date, we have purchased 9,877,816 shares for approximately $260.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately 1.4 million shares or $67.3 million as of June 30, 2013.

Subsequent to June 30, 2013, our Board of Directors approved an additional $100 million for the stock repurchase program.

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

Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2013, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2012.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Acquired operating lease obligations (1)	$11,176	$2,508	$6,359	$2,309	$—
New operating lease obligations (2)	2,565	264	1,086	1,059	156
Term Credit Facility (3)	473,125	56,250	146,875	270,000	—
Term Credit Facility interest (4)	30,847	11,132	17,345	2,370	—

Total	$517,713	$70,154	$171,665	$275,738	$156

(1)	Operating leases acquired as a result of the acquisitions.
(2)	New operating lease obligations entered into during the six months ended June 30, 2013.
(3)	Increase in the Term Credit Facility represent debt used to partially fund acquisitions during the six months ended June 30, 2013.
(4)	Based upon the debt outstanding and interest rate in effect at June 30, 2013 of 2.45%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at June 30, 2013 is $15.5 million. The amount of unrecognized tax benefits for uncertain tax positions increased by $0.4 million during the six months ended June 30, 2013 for the uncertain tax positions of ORCC which were included in the preliminary purchase price allocation.

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

During the six months ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on March 1, 2013, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the six months ended June 30, 2013. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2013, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

On March 11, 2013, the Company completed its acquisition of ORCC and all its subsidiaries. The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through June 30, 2013 and believes the internal controls and procedures of ORCC will have a material effect on the Company’s internal control over financial reporting. See Note 2, Business Combination, to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating ORCC operations. The Company anticipates a successfully integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended June 30, 2013, and determined that except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 through April 30, 2013	—		$—	—	$88,217,000
May 1, 2013 through May 31, 2013	—		—	—	88,217,000
June 1, 2013 through June 30, 2013	359,150	(1)	44.72	357,944	67,283,000

Total	359,150		$44.72	357,944

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended June 30, 2013, 7,100 shares of the RSAs vested. We withheld 1,206 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our Board of Directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. Approximately 1.4 million shares or $67.3 million remains available at June 30, 2013. Subsequent to June 30, 2013, our Board of Directors approved an additional $100 million for stock repurchases. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

3.01 (1)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

10.19(4)		ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	Furnished, not filed
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed April 29, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 8, 2013	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.01 (1)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

10.19(4)		ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	Furnished, not filed
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed April 29, 2013.