Form 10-Q
period 2013-09-30
ACI WORLDWIDE, INC.
filed 2013-11-07
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 4, 2013, there were 38,546,999 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$166,511	$76,329
Billed receivables, net of allowances of $6,969 and $8,117, respectively	166,649	176,313
Accrued receivables	32,303	41,008
Deferred income taxes, net	66,461	34,342
Recoverable income taxes	4,287	5,572
Prepaid expenses	21,106	16,746
Other current assets	18,377	5,816

Total current assets	475,694	356,126

Property and equipment, net	50,400	41,286
Software, net	176,263	129,314
Goodwill	630,739	501,141
Other intangible assets, net	190,591	127,900
Deferred income taxes, net	34,774	63,370
Other noncurrent assets	43,034	31,749

TOTAL ASSETS	$1,601,495	$1,250,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,453	$33,926
Accrued employee compensation	40,298	35,194
Current portion of term credit facility	41,398	17,500
Deferred revenue	129,230	139,863
Income taxes payable	5,095	3,542
Deferred income taxes, net	574	174
Accrued and other current liabilities	39,372	36,400

Total current liabilities	295,420	266,599

Noncurrent liabilities
Deferred revenue	67,308	51,519
Note payable under term credit facility	422,855	168,750
Note payable under revolving credit facility	—	188,000
Senior notes	300,000	—
Deferred income taxes, net	12,626	14,940
Other noncurrent liabilities	26,590	26,721

Total liabilities	1,124,799	716,529

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 46,606,796 shares issued at September 30, 2013 and December 31, 2012	232	232
Treasury stock, at cost, 8,164,923 and 7,159,023 shares at September 30, 2013 and December 31, 2012, respectively	(252,769)	(186,784)
Additional paid-in capital	539,252	534,953
Retained earnings	213,464	199,987
Accumulated other comprehensive loss	(23,483)	(14,031)

Total stockholders’ equity	476,696	534,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,601,495	$1,250,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Software license fees	$56,236	$39,560	$151,306	$127,115
Maintenance fees	60,457	47,920	176,921	141,014
Services	30,240	35,811	81,133	92,551
Software hosting fees	67,006	31,771	172,406	81,804

Total revenues	213,939	155,062	581,766	442,484

Expenses:
Cost of software license fees (1)	5,888	5,874	17,975	16,624
Cost of maintenance, services, and hosting fees (1)	80,948	51,944	225,392	148,550
Research and development	33,642	34,213	109,182	100,173
Selling and marketing	24,098	20,448	76,710	64,324
General and administrative	24,559	24,533	75,743	87,131
Depreciation and amortization	15,249	9,742	39,696	26,845

Total expenses	184,384	146,754	544,698	443,647

Operating income (loss)	29,555	8,308	37,068	(1,163)
Other income (expense):
Interest income	159	222	501	705
Interest expense	(7,453)	(2,620)	(17,403)	(7,386)
Other, net	(3,152)	(1,430)	(1,506)	(899)

Total other expense	(10,446)	(3,828)	(18,408)	(7,580)

Income (loss) before income taxes	19,109	4,480	18,660	(8,743)
Income tax expense (benefit)	5,347	(1,175)	5,183	(7,925)

Net income (loss)	$13,762	$5,655	$13,477	$(818)

Income (loss) per share information
Weighted average shares outstanding
Basic	39,125	39,126	39,512	38,323
Diluted	39,807	40,712	40,199	38,323
Income (loss) per share
Basic	$0.35	$0.14	$0.34	$(0.02)
Diluted	$0.35	$0.14	$0.34	$(0.02)

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services, and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$13,762	$5,655	$13,477	$(818)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	964
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	—	—	(1,557)
Foreign currency translation adjustments	10,421	3,381	(9,452)	1,746

Total other comprehensive income (loss)	10,421	3,381	(9,452)	1,153

Comprehensive income	$24,183	$9,036	$4,025	$335

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2013	$232	$(186,784)	$534,953	$199,987	$(14,031)	$534,357
Net Income	—	—	—	13,477	—	13,477
Other comprehensive loss	—	—	—	—	(9,452)	(9,452)
Stock-based compensation	—	—	11,110	—	—	11,110
Shares issued and forfeited, net, under stock plans including income tax benefits	—	20,557	(6,811)	—	—	13,746
Repurchase of common stock, 1,651,708 shares	—	(80,648)	—	—	—	(80,648)
Repurchase of restricted stock and performance shares for tax withholdings	—	(5,894)	—	—	—	(5,894)

Balance as of September 30, 2013	$232	$(252,769)	$539,252	$213,464	$(23,483)	$476,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$13,477	$(818)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation	13,533	9,688
Amortization	36,250	27,145
Provision for doubtful accounts receivable	390	(1,266)
Deferred income taxes	(5,340)	(7,767)
Stock-based compensation expense	11,110	11,661
Excess tax benefit of stock options exercised	(2,564)	(3,378)
Other	4,284	317
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed and accrued receivables, net	25,782	(11,265)
Other current and noncurrent assets	89	3,480
Accounts payable	(15,029)	16
Accrued employee compensation	(5,007)	(26,289)
Accrued liabilities	(2,917)	(9,967)
Current income taxes	6,195	(11,546)
Deferred revenue	5,881	9,654
Other current and noncurrent liabilities	426	(2,407)

Net cash flows from operating activities	86,560	(12,742)

Cash flows from investing activities:
Purchases of property and equipment	(11,482)	(10,032)
Purchases of software and distribution rights	(6,878)	(3,558)
Acquisition of businesses, net of cash acquired	(264,202)	(325,232)
Other investments	—	(1,046)

Net cash flows from investing activities	(282,562)	(339,868)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,532	1,028
Proceeds from exercises of stock options	9,892	15,059
Excess tax benefit of stock options exercised	2,564	3,378
Repurchases of common stock	(80,648)	(57,836)
Repurchase of restricted stock and performance shares for tax withholdings	(5,894)	(2,942)
Exercise of common stock warrants	—	11,866
Cash settlement of common stock warrants	—	(29,596)
Proceeds from revolver portion of credit agreement	—	119,000
Proceeds from term portion of credit agreement	300,000	200,000
Proceeds from issuance of senior notes	300,000	—
Repayment of term portion of credit agreement	(21,996)	(9,375)
Repayment of revolver portion of credit agreement	(188,000)	—
Payments for debt issuance costs	(16,397)	(1,094)
Payment of acquired debt	(7,500)	—
Payments on debt and capital leases	(5,822)	(5,783)

Net cash flows from financing activities	287,731	243,705

Effect of exchange rate fluctuations on cash	(1,547)	(511)

Net increase (decrease) in cash and cash equivalents	90,182	(109,416)
Cash and cash equivalents, beginning of period	76,329	197,098

Cash and cash equivalents, end of period	$166,511	$87,682

Supplemental cash flow information
Income taxes paid, net	$11,499	$21,434
Interest paid	$11,291	$5,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be attained in the future.

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

Cash and cash equivalents

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Settlement Accounts

The Company enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2013 was $239.8 million.

Revenue

Vendor Specific Objective Evidence (“VSOE”)

ASC 985-605 requires the seller of software that includes PCS to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company has traditionally established VSOE of the fair value of PCS by reference to stated renewals, expressed in dollar terms, or separate sales with consistent pricing of PCS expressed in percentage terms. In determining whether a stated renewal is not substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.

Effective July 2013, the Company establishes VSOE of fair value of PCS by reference to stated renewals for all identified marked segments. The Company continues to consider factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is significantly below the Company’s normal pricing practice, the Company considers the population of stated renewal rates that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period. The change in estimation methodology does not have a material effect on our financial statements.

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value (when VSOE of fair value is established by reference to stated renewals) due to non-substantive renewal periods or non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term of PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Software license fees	$5,653	$9,599	$17,013	$31,057
Maintenance fees	2,325	3,312	7,093	11,581
Services	—	118	3	750

Total	$7,978	$13,029	$24,109	$43,388

Adoption of New Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (Topic 220) in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. These items are required for both interim and annual reporting for public companies and were adopted by the Company during the nine months ended September 30, 2013.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update is effective for the Company in the first quarter of fiscal 2014 and should be applied prospectively with retroactive application permitted. The Company already discloses uncertain tax benefits in accordance with this standard update and no material change is expected.

2. Acquisitions

Fiscal 2013 Acquisitions

Official Payments Holdings, Inc.

On November 5, 2013, the Company completed the tender offer for Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries. The Company paid approximately $139.8 million using cash on hand and a temporary draw on the Revolving Credit Facility for the common stock outstanding. As a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations, OPAY’s team, user base and vertical expertise make it an ideal match for the Company. The acquisition will further extend the Company’s presence in the Electronic Bill Presentment and Payment (“EBPP”) space, expanding its portfolio across key sectors including federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations.

The Company paid $8.35 per share of common stock. Each outstanding option to acquire OPAY common stock was canceled and terminated at the effective time of the acquisition and converted into the right to receive cash with respect to the number of shares of OPAY common stock that would have been issuable upon a net exercise of such option, assuming the market value of the OPAY common stock at the time of such exercise was equal to the $8.35 per common stock tender offer. Any outstanding option with a per share exercise price that was greater than or equal to such amount was cancelled and terminated and no payment was made with respect thereto. In addition, each OPAY restricted stock unit award outstanding immediately prior to the effective time of the tender offer was fully vested and cancelled, and each holder of such awards became entitled to receive the $8.35 per common stock tender offer for each share of OPAY common stock into which the vested portion of the awards would otherwise have been converted.

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

Online Resources Corporation

On March 11, 2013, the Company completed the exchange offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $132.9 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $260.1 million (the “Merger”). The Company has included the financial results of ORCC in the condensed consolidated financial statements from the date of acquisition. As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC adds EBPP solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthens the Company’s online banking capabilities with complementary technology, and expands the Company’s leadership in serving community banking and credit union customers.

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

The Company incurred approximately $5.4 million in transaction related expenses during the nine months ended September 30, 2013, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

ORCC contributed approximately $36.6 million in revenue and $2.1 million in operating income for the three months ended September 30, 2013, which includes severance expense related to the integration activities. ORCC contributed approximately $83.8 million in revenue and $2.6 million in operating income for the nine months ended September 30, 2013, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the Merger has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, deferred revenue and certain tax matters. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation during the nine months ended September 30, 2013, which are subject to completion of the valuation and other analyses (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Current assets:
Cash and cash equivalents	$9,930
Billed and accrued receivables, net	19,394
Deferred income taxes, net	16,306
Other current assets	11,377

Total current assets acquired	57,007

Noncurrent assets:
Property and equipment	7,335
Goodwill	126,810
Software	62,215	10 years
Customer relationships	68,750	15 years
Trademarks	3,050	5 years
Other noncurrent assets	2,090

Total assets acquired	327,257

Current liabilities:
Accounts payable	15,393
Accrued employee compensation	10,549
Note payable	7,500
Other current liabilities	5,680

Total current liabilities acquired	39,122

Noncurrent liabilities:
Deferred income taxes, net	24,079
Other noncurrent liabilities acquired	3,938

Total liabilities acquired	67,139

Net assets acquired	$260,118

The Company made adjustments to the preliminary purchase price allocation as additional information became available to deferred income taxes, property and equipment, software, accounts payable, other current and noncurrent liabilities. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

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

The aggregate purchase price of Distra was $49.8 million and was paid with existing cash balances. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have been completed as of the date of this filing.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of the date of the acquisition (in thousands, except weighted-average useful lives):

	Amount	Weighted-Average Useful Lives
Total current assets acquired	$1,492
Noncurrent assets:
Goodwill	21,307
Software	18,802	7 years
Customer relationships	6,200	10 years
Deferred income taxes	4,113
Other noncurrent assets	96

Total assets acquired	52,010

Current liabilities acquired	2,260

Net assets acquired	$49,750

The Company made final adjustments to the preliminary purchase price allocation as additional information became available to deferred income taxes and other current liabilities. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

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

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of operations for ACI and ORCC as if the acquisition had occurred January 1, 2012 and S1 as if the acquisition had occurred on January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income (loss) for the three and nine months ended September 30, 2013 and 2012 to give effect to estimated adjustments to expenses to remove the amortization on eliminated ORCC and S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting ORCC and S1 debt and added estimated interest expense on the Company’s additional Term Credit Facility and Revolving Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the three and nine months ended September 30, 2013 and 2012.

	Pro Forma Results of Operations for the Three Months Ended September 30,		Pro Forma Results of Operations for the Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenues	$213,939	$201,238	$615,215	$612,784
Net income	9,603	11,532	12,252	17,542
Income per share
Basic	$0.25	$0.29	$0.31	$0.46
Diluted	$0.24	$0.28	$0.30	$0.44

3. Debt

Credit Facility

As of September 30, 2013, we had $464.3 million outstanding under our Term Credit Facilities, with up to $250.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

On March 11, 2013, the Company borrowed an additional $300 million under the Term Credit Facility as amended. These additional borrowings were used in connection with the ORCC acquisition that was completed on March 11, 2013. In connection with the amendment the Company incurred debt issue costs of $9.5 million, all of which were paid as of September 30, 2013.

On August 20, 2013, the Company completed a $300.0 million offering of 6.375% Senior Notes due in 2020 (the “Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Notes will mature on August 15, 2020. In connection with the issuance of the Notes the Company incurred debt issue costs of $5.9 million, $5.3 million of which was paid as of September 30, 2013.

On August 20, 2013, upon the consummation of the offering of the Notes, the Fourth Amendment to the Credit Agreement originally entered into on November 10, 2011, became effective. The Fourth Amendment, among other things, extends the maturity date of the loans under the credit facility to August 20, 2018, and increases the amount the Company may request for optional incremental term loans and/or increases in the revolving commitment from $200.0 million to $300.0 million. The Fourth Amendment does not impact the interest rate schedule previously applied to the Credit Agreement. In connection with the amendment the Company incurred debt issue costs of $1.7 million, $1.6 million of which was paid as of September 30, 2013.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 0.50 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2013 was 2.43%.

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

Maturities on long-term debt outstanding at September 30, 2013 are as follows (amounts in thousands):

Fiscal year ending December 31,
Remainder of 2013	$8,871
2014	47,312
2015	65,055
2016	70,969
2017	70,969
2018	201,077
Thereafter	300,000

Total	764,253

The Credit Agreement also contains certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility.

The Credit Facility will mature on August 20, 2018. The Revolving Credit Facility will not amortize and the Term Credit Facility will amortize, with principal payable in consecutive quarterly installments.

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

The Credit Agreement contains certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. As of September 30, 2013, and at all times during the period, the Company was in compliance with its debt covenants.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of our Notes approximates the carrying value at September 30, 2013.

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2013 and 2012 totaled 32,066 and 30,131, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	2,968,582	$27.15
Granted	86,480	44.08
Exercised	(410,263)	23.61
Forfeited	(58,053)	38.34
Expired	(429)	28.94

Outstanding as of September 30, 2013	2,586,317	$28.03	4.95	$67,331,959

Exercisable as of September 30, 2013	1,514,104	$25.45	4.36	$43,325,255

As of September 30, 2013, the Company expects that 94.3% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $24.05 and $22.89, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2013 and 2012. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $10.4 million and $16.0 million, respectively.

The fair value of options granted during the three and nine months ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Expected life (years)	5.55	8.64	5.55	8.01
Interest rate	1.7%	1.8%	0.7%	1.3%
Volatility	47.1%	47.6%	51.1%	52.4%
Dividend yield	—	—	—	—

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

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	—	$—
Transaction stock options converted upon acquisition of ORCC	37,468	91.92
Exercised	(4,925)	41.76
Cancelled	(6,699)	98.59

Outstanding as of September 30, 2013	25,844	$99.75	1.94	$40,221

Exercisable as of September 30, 2013	25,844	$99.75	1.94	$40,221

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2013 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2012	1,101,484	$28.14
Granted	14,686	47.63
Forfeited	(46,531)	37.19
Vested	(327,576)	16.83

Nonvested as of September 30, 2013	742,063	$32.95

During the nine months ended September 30, 2013, 327,576 shares of the LTIPs vested. The Company withheld 112,754 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2013 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	69,238	$41.02
Granted	7,420	46.07
Vested	(24,729)	38.93

Nonvested as of September 30, 2013	51,929	$42.74

During the nine months ended September 30, 2013, 24,729 shares of the RSAs vested. The Company withheld 9,011 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of September 30, 2013 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	50,244	$35.41
Forfeited	(14,678)	35.41

Nonvested as of September 30, 2013	35,566	$35.41

As of September 30, 2013, there were unrecognized compensation costs of $7.3 million related to nonvested stock options, $2.7 million related to the nonvested RSAs, and $9.9 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.8 years, 2.1 years and 1.9 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended September 30, 2013 and 2012 related to stock options, LTIP performance shares, RSAs, and the ESPP of $3.4 million and $2.6 million, respectively, with corresponding tax benefits of $1.3 million and $0.9 million, respectively. The Company recorded stock-based compensation expenses for the nine months ended September 30, 2013 and 2012 related to stock options, LTIP performance shares, RSAs, and the ESPP of $11.1 million and $11.7 million, respectively, with corresponding tax benefits of $4.2 million for both periods. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2013 and 2012 was $9.9 million and $15.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.9 million and $5.8 million for the nine months ended September 30, 2013 and 2012, respectively.

5. Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2013, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2012	$316,222	$158,653	$73,698	$548,573
Total impairment prior to December 31, 2012	(47,432)	—	—	(47,432)

Balance as of December 31, 2012	268,790	158,653	73,698	501,141
Goodwill from acquisitions (1)	133,998	—	(832)	133,166
Foreign currency translation adjustments	(483)	638	(3,723)	(3,568)

Balance as of September 30, 2013	$402,305	$159,291	$69,143	$630,739

(1)	Addition relates to the goodwill acquired in the acquisition of ORCC and PTESA as discussed in Note 2 as well as adjustments to Distra. The purchase price allocations for ORCC and PTESA are preliminary as of September 30, 2013 and accordingly are subject to future changes during the maximum one-year allocation period. The purchase price allocation for Distra was finalized during the nine months ended September 30, 2013.

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

6. Software and Other Intangible Assets

At September 30, 2013, software net book value totaling $176.3 million, net of $87.2 million of accumulated amortization, includes the net book value of software marketed for external sale of $96.8 million. The remaining software net book value of $79.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2013 and 2012 totaled $3.4 million and $3.8 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2013 and 2012 totaled $10.1 million and $10.0 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $5.0 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use was $12.8 million and $8.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$230,112	$(44,875)	$185,237	$157,364	$(33,727)	$123,637
Purchased contracts	10,826	(10,826)	—	10,823	(10,549)	274
Trademarks and tradenames	8,897	(3,708)	5,189	5,830	(2,096)	3,734
Covenant not to compete	439	(274)	165	442	(187)	255

	$250,274	$(59,683)	$190,591	$174,459	$(46,559)	$127,900

Other intangible assets amortization expense for the three months ended September 30, 2013 and 2012 totaled $4.7 million and $3.2 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2013 and 2012 totaled $13.3 million and $8.7 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2013, estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2013	$8,771	$4,737
2014	32,075	17,600
2015	26,017	14,273
2016	22,204	13,299
2017	18,612	12,626
2018	17,840	12,116
Thereafter	50,744	115,940

Total	$176,263	$190,591

7. Corporate Restructuring and Other Organizational Changes

2013 Activities

Employee Actions

During the three and nine months ended September 30, 2013, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $4.8 million and $8.5 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2013, respectively. The charges for the three and nine months ended September 30, 2013 were $1.6 million and $1.9 million in the EMEA segment, respectively, and $0.1 million and $0.4 million in the Asia/Pacific segment, respectively. The remaining expense of $3.1 million and $6.2 million was incurred in the Americas segment for the three and nine months ended September 30, 2013, respectively. Approximately $6.0 million of termination costs were paid during the nine months ended September 30, 2013. The remaining liability is expected to be paid over the next 12 months.

Lease Cease Use Actions

During the three months ended September 30, 2013, the Company ceased use of all or a portion of its leased facilities in North Brunswick, NJ, Columbus, OH, Duluth, GA, and Bangalore, India, which resulted in additional expense of $0.8 million that was recorded in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013.

2012 Activities

During the nine months ended September 30, 2012, the Company reduced its headcount as a part of its integration with S1. In connection with these actions, approximately $9.6 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the nine months ended September 30, 2012. The charges, by segment, were as follows for the nine months ended September 30, 2012: $4.1 million in the Americas segment, $4.6 million in the EMEA segment, and $0.9 million in the Asia/Pacific segment. Approximately $7.9 million of these termination costs were paid during nine months ended September 30, 2012.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2012	$618	$1,296	$1,914
Restructuring charges incurred	8,503	803	9,306
Amounts paid during the period	(5,974)	(715)	(6,689)
Foreign currency translation	(36)	(38)	(74)

Balance, September 30, 2013	$3,111	$1,346	$4,457

The $3.1 million for unpaid severance is included in accrued employee compensation and the $1.3 million for unpaid facility closures is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2013.

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

In July 2013, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program.

The Company repurchased 1,651,708 shares for $80.6 million under the program during the nine months ended September 30, 2013. Under the program to date, the Company has purchased 11,171,580 shares for approximately $325.6 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $108.3 million as of September 30, 2013.

9. Earnings Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding:
Basic weighted average shares outstanding	39,125	39,126	39,512	38,323
Add: Dilutive effect of stock options, restricted stock awards and common stock warrants	682	1,586	687	—

Diluted weighted average shares outstanding	39,807	40,712	40,199	38,323

The diluted earnings (loss) per share computation excludes 1.6 million options to purchase shares, restricted share awards, and contingently issuable shares during both the three and nine months ended September 30, 2013, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 1.4 million and 5.9 million options to purchase shares, restricted share awards, common stock warrants and contingently issuable shares during the three and nine months ended September 30, 2012, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2013 and December 31, 2012 was 38,441,873 and 39,447,773, respectively.

10. Other Income (Expense), net

Other, net is comprised of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency transaction losses	$(2,913)	$(1,401)	$(785)	$(2,410)
Realized gain on available-for-sale securities	—	—	—	1,557
Other	(239)	(29)	(721)	(46)

Total	$(3,152)	$(1,430)	$(1,506)	$(899)

11. Accumulated Other Comprehensive Loss

The $23.5 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Americas	$136,812	$87,766	$369,504	$243,674
EMEA	51,692	42,844	145,982	137,252
Asia/Pacific	25,435	24,452	66,280	61,558

	$213,939	$155,062	$581,766	$442,484

Income (loss) before income taxes:
Americas	$36,320	$19,714	$79,612	$55,250
EMEA	14,968	13,493	43,176	37,365
Asia/Pacific	10,641	7,406	19,828	15,384
Corporate	(42,820)	(36,133)	(123,956)	(116,742)

	$19,109	$4,480	$18,660	$(8,743)

	September 30,	December 31,
	2013	2012
Total assets:
Americas - United States	$1,024,207	$635,558
Americas - Other	42,395	26,580
EMEA	390,854	404,016
Asia/Pacific	144,039	184,732

	$1,601,495	$1,250,886

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2013 and 2012. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2013 and 2012.

13. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2013 was 28.0% and 27.8%, respectively. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2013 were $7.4 million and $18.9 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three and nine months ended September 30, 2013 was positively impacted by foreign profits taxed at lower rates. The effective tax rate for the nine months ended September 30, 2013 was also positively impacted by the recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act and negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

The Company reported a tax benefit for the three months ended September 30, 2012 while reporting a pretax profit for the same period. The resulting effective tax rate is negative. The effective tax rate for the nine months ended September 30, 2012 was 90.6%. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2012 was $14.5 million and $37.0 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the Company’s domestic rate. The effective tax rate for the three and nine months ended September 30, 2012 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate. The effective tax rate for the three and nine months ended September 30, 2012 was positively impacted by a $1.6 million release of an accrued tax liability and a favorable adjustment of $1.0 million to the Company’s uncertain tax positions as the statute of limitations expired for the tax returns to which they are associated during the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2012 was positively impacted by a $1.4 million release of a valuation allowance during the nine months ended September 30, 2012. The valuation allowance was released based upon evidence that one of the Company’s foreign entities will be able to fully utilize its remaining tax losses.

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

The amount of unrecognized tax benefits for uncertain tax positions was $15.5 million as of September 30, 2013 and $13.1 million as of December 31, 2012, excluding related liabilities for interest and penalties of $2.1 million and $1.8 million as of September 30, 2013 and December 31, 2012, respectively. The amount of unrecognized tax benefits for uncertain tax positions increased by $1.9 million and $0.4 million during the nine months ended September 30, 2013 for the uncertain tax positions of ORCC and PTESA, respectively, which were included in the preliminary purchase price allocation.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $2.0 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

Aggregate minimum operating lease payments under these newly obtained agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2013	$1,238
2014	4,245
2015	2,123
2016	1,967
2017	342

Total minimum lease payments	$9,915

New Operating Leases entered into in 2013

In addition to the leases acquired through the acquisition of ORCC, the Company entered into several new operating lease agreements of office space during the nine months ended September 30, 2013. The new leases run through April 2018. These leases do not impose restrictions as to the Company’s ability to pay dividends or borrow funds, or otherwise restrict the Company’s ability to conduct business. On a limited basis, certain of the lease arrangements include escalation clauses which provide for rent adjustments due to inflation changes with the expense recognized on a straight-line basis over the term of the lease. Lease payments subject to inflation adjustments do not represent a significant portion of the Company’s future minimum lease payments. A number of the leases provide renewal options, but in all cases such renewal options are at the election of the Company.

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2013	$163
2014	651
2015	635
2016	609
2017	624
Thereafter	471

Total minimum lease payments	$3,153

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

Indemnities

Under certain customer contracts acquired in the acquisitions of S1 and ORCC, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at September 30, 2013.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic product, BASE24-eps;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic condition’s impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating Online Resources Corporation’s (“ORCC”) businesses may cause us to fail to realize anticipated benefits of the acquisition;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013. Results for the three and nine months ended September 30, 2013, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide powers electronic payments and banking for over 2,600 financial institutions, retailers and processors around the world. Through our integrated suite of software products and hosted services, we deliver a broad range of solutions for electronic payments, transaction banking, mobile, branch and voice banking, fraud detection and trade finance.

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

Senior Notes

On August 20, 2013, we completed a $300.0 million offering of 6.375% Senior Notes due in 2020 (the “Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Notes will mature on August 15, 2020. In connection with the issuance of the Notes the Company incurred debt issue costs of $5.9 million, $5.1 million of which was paid as of September 30, 2013.

Acquisitions

Official Payments Holdings, Inc.

On November 5, 2013, we completed the tender offer for Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries. The Company paid approximately $139.8 million using cash on hand and a temporary draw on the Revolving Credit Facility for the common stock outstanding. As a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations, OPAY’s proven team, loyal user base and vertical expertise make it an ideal match for the Company. The acquisition will further extend ACI’s leadership in the fast-growing Electronic Bill Presentment and Payment (“EBPP”) space, expanding its portfolio across key sectors including federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations.

The acquisition will be accounted for using the acquisition method of accounting with the Company identified as the acquirer. Under the acquisition method of accounting, we will record all assets acquired and liabilities assumed at their respective acquisition-date fair values. We have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and trade names, developed technology and customer-related assets.

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

Restructuring

Employee Related Actions

During the three and nine months ended September 30, 2013, we reduced our headcount as a part of our integration of our recent acquisitions. In connection with these actions, approximately $4.8 million and $8.5 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2013. The charges for the three and nine months ended September 30, 2013 were $1.6 million and $1.9 million in the EMEA segment, respectively, and $0.1 million and $0.4 million in the Asia/Pacific segment, respectively. The remaining expense of $3.1 million and $6.2 million was incurred in the Americas region for the three and nine months ended September 30, 2013, respectively. Approximately $6.0 million of termination costs were paid during the nine months ended September 30, 2013. The remaining liability is expected to be paid over the next 12 months.

Lease Cease Use Actions

During the three months ended September 30, 2013, we ceased use of all or a portion of its leased facilities in North Brunswick, NJ, Columbus, OH, Duluth, GA, and Bangalore, India, which resulted in additional expense of $0.8 million that was recorded in general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 (in millions). The September 30, 2013 60-month backlog estimate includes approximately $699 million as a result of the acquisition of ORCC. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Americas	$2,125	$2,117	$2,090	$1,429
EMEA	704	691	691	719
Asia/Pacific	283	276	275	268

Total	$3,112	$3,084	$3,056	$2,416

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

The following table sets forth our 60-month Committed Backlog and Renewal Backlog estimates as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Committed	$1,472	$1,453	$1,478	$1,324
Renewal	1,640	1,631	1,578	1,092

Total	$3,112	$3,084	$3,056	$2,416

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012 (in millions). The September 30, 2013 12-month backlog estimate includes approximately $146 million as a result of the acquisition of ORCC. For all periods reported, approximately 90% of our 12-month backlog estimate is Committed Backlog and approximately 10% of our 12-month backlog estimate is Renewal Backlog. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2013			June 30, 2013
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$429	$65	$494	$432	$59	$491
EMEA	138	36	174	140	38	178
Asia/Pacific	55	17	72	55	22	77

Total	$622	$118	$740	$627	$119	$746

	March 31, 2013			December 31, 2012
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$422	$70	$492	$277	$69	$346
EMEA	136	40	176	143	37	180
Asia/Pacific	54	21	75	53	17	70

Total	$612	$131	$743	$473	$123	$596

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$34,144	16.0%	$14,863	9.6%	$83,345	14.3%	$52,367	11.8%
Monthly license fees (MLFs)	22,092	10.3%	24,697	15.9%	67,961	11.7%	74,748	16.9%

Software license fees	56,236	26.3%	39,560	25.5%	151,306	26.0%	127,115	28.7%
Maintenance fees	60,457	28.3%	47,920	30.9%	176,921	30.4%	141,014	31.9%
Services	30,240	14.1%	35,811	23.1%	81,133	13.9%	92,551	20.9%
Software hosting fees	67,006	31.3%	31,771	20.5%	172,406	29.6%	81,804	18.5%

Total revenues	213,939	100.0%	155,062	100.0%	581,766	100.0%	442,484	100.0%

Expenses:
Cost of software licenses fees	5,888	2.8%	5,874	3.8%	17,975	3.1%	16,624	3.8%
Cost of maintenance, services, and hosting fees	80,948	37.8%	51,944	33.5%	225,392	38.7%	148,550	33.6%
Research and development	33,642	15.7%	34,213	22.1%	109,182	18.8%	100,173	22.6%
Selling and marketing	24,098	11.3%	20,448	13.2%	76,710	13.2%	64,324	14.5%
General and administrative	24,559	11.5%	24,533	15.8%	75,743	13.0%	87,131	19.7%
Depreciation and amortization	15,249	7.1%	9,742	6.3%	39,696	6.8%	26,845	6.1%

Total expenses	184,384	86.2%	146,754	94.6%	544,698	93.6%	443,647	100.3%

Operating income (loss)	29,555	13.8%	8,308	5.4%	37,068	6.4%	(1,163)	-0.3%
Other expense:
Interest income	159	0.1%	222	0.1%	501	0.1%	705	0.2%
Interest expense	(7,453)	-3.5%	(2,620)	-1.7%	(17,403)	-3.0%	(7,386)	-1.7%
Other, net	(3,152)	-1.5%	(1,430)	-0.9%	(1,506)	-0.3%	(899)	-0.2%

Total other expense	(10,446)	-4.9%	(3,828)	-2.5%	(18,408)	-3.2%	(7,580)	-1.7%

Income (loss) before income taxes	19,109	8.9%	4,480	2.9%	18,660	3.2%	(8,743)	-2.0%
Income tax expense (benefit)	5,347	2.5%	(1,175)	-0.8%	5,183	0.9%	(7,925)	-1.8%

Net income (loss)	$13,762	6.4%	$5,655	3.6%	$13,477	2.3%	$(818)	-0.2%

Three-Month Period Ended September 30, 2013 Compared to Three-Month Period September 30, 2012

Revenues

Total revenues for the three months ended September 30, 2013 increased $58.9 million, or 38.0%, as compared to the same period in 2012 of which $36.6 million, or 23.6%, was due to the addition of ORCC. Total revenues increased as a result of a $16.7 million, or 42.2%, increase in software license fee revenue, a $12.5 million, or 26.2%, increase in maintenance revenue, and a $35.2 million, or 110.9%, increase in software hosting fees revenue partially offset by a $5.5 million, or 15.6%, decrease in services revenues.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable segments of $49.0 million, $8.9 million and $1.0 million, respectively. Revenue from the addition of ORCC is included in the Americas reportable segment.

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

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the three months ended September 30, 2013 compared to the same period in 2012, increased by $19.3 million, or 129.7%. The increase in ILF revenues is primarily due to an increase in revenue recognized from capacity and customer go-live events as compared to the year ago quarter. ILF revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $10.2 million, $6.3 million and $2.8 million, respectively. Capacity-related revenues increased $18.0 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily in the Americas and EMEA reportable segments.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $2.6 million, or 10.5%, during the three months ended September 30, 2013, as compared to the same period in 2012. The Americas and EMEA reportable segments decreased by $2.5 million and $0.9 million respectively, partially offset by an increase in the Asia/Pacific reportable segment by $0.7 million when compared to the same period in 2012. The reduction in MLF revenue is primarily due to a reduction in the amount and timing of initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue.

Maintenance Fees Revenue

Maintenance fees revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fees revenues increased $12.5 million, or 26.2%, during the three months ended September 30, 2013, as compared to the same period in 2012 of which $0.4 million is due to the addition of ORCC. Maintenance fees revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $4.9 million, $5.8 million and $1.8 million, respectively.

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

Services revenue decreased $5.5 million, or 15.6%, for the three months ended September 30, 2013, as compared to the same period in 2012, such decrease was partially offset by $0.1 million due to the addition of ORCC. Services revenue decreased in the EMEA and Asia/Pacific reportable segments by $2.3 million and $4.3 million, respectively, offset by an increase of $1.1 million in the Americas reportable segment. Services revenue decreased primarily due to sizable implementation projects completed and recognized in the EMEA and Asia/Pacific reportable segments during the three months ended September 30, 2012.

Software Hosting Fees Revenue

Software hosting fees revenue includes fees earned through hosting and on-demand arrangements. All revenues from hosting and on-demand arrangements, which may include set-up fees, implementation or customization services, and product support services, are included in software hosting fees revenue.

Software hosting fees revenue increased $35.2 million, or 110.9%, for the three months ended September 30, 2013 as compared to same period in 2012 primarily due to the acquisition of ORCC which is included in the Americas reportable segment.

Expenses

Total operating expenses for the three months ended September 30, 2013 increased $37.6 million, or 25.6%, as compared to the same period of 2012. Included in operating expenses for the three months ended September 30, 2013 were approximately $34.4 million of operating expenses from the addition of ORCC. There were approximately $8.7 million and $4.5 million of significant transaction related expenses incurred in the three months ended September 30, 2013 and September 30, 2012, respectively. Significant transaction related expenses for the three months ended September 30, 2013 included $5.2 million of personnel related charges, $1.0 million for facility closures and $2.5 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total operating expenses were flat in the three months ended September 30, 2013 compared to the same period in 2012.

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

Cost of software license fees was flat for the three months ended September 30, 2013 compared to the same period in 2012.

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

Cost of maintenance, services, and hosting fees increased $29.0 million, or 55.8%, in the three months ended September 30, 2013 compared to the same period in 2012. There were $25.0 million of ORCC expenses added in the quarter ended September 30, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $4.0 million in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense decreased $0.6 million, or 1.7%, in the three months ended September 30, 2012 compared to the same period in 2012. There were $2.0 million of ORCC expenses added in the quarter ended September 30, 2013. Excluding these expenses, total research and development expenses decreased $2.6 million in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in personnel related expenses.

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

Selling and marketing expense increased $3.7 million, or 17.9%, in the three months ended September 30, 2013 compared to the same period in 2012. There were $1.6 million of ORCC expenses added in the quarter ended September 30, 2013. Excluding these expenses, total operating expenses increased $2.1 million in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in personnel related expenses and an increase in professional promotion and advertising fees.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expenses were flat for the three months ended September 30, 2013 compared to the same period in 2012. Included in general and administrative expenses were approximately $8.7 million and $4.5 million of significant transaction related expenses incurred in the three months ended September 30, 2013 and September 30, 2012, respectively. Significant transaction related expenses for the three months ended September 30, 2013 included $5.2 million of personnel related charged, $1.0 million for facility closures and $2.5 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total general and administrative expenses decreased $4.2 million in the three months ended September 30, 2013 compared to the same period in the prior year, partially due to a $1.5 million release of bad debt allowances. The remaining difference is due to a decrease in personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense includes charges for depreciation of property and equipment and amortization of acquired intangibles excluding amortization of purchased or developed technology for resale. Amortization of acquired intangibles include customer relationships, trade names, non-competes and other intangible assets.

Depreciation and amortization expense increased $5.5 million, or 56.5%, in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the three months ended September 30, 2013 by $2.9 million in net foreign currency losses as compared with $1.4 million in net losses during the same period in 2012. Interest expense increased $4.8 million during the three months ended September 30, 2013 compared to the same period in 2012 due primarily to the increased debt used to partially fund the ORCC acquisition in March 2013 and the addition of the Notes in August of 2013.

Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 28.0%. The earnings of our foreign entities for the three months ended September 30, 2013 were $7.4 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2013 was positively impacted by foreign profits taxed at lower rates.

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

Nine-Month Period Ended September 30, 2013 Compared to Nine-Month Period September 30, 2012

Revenues

Total revenues for the nine months ended September 30, 2013 increased $139.3 million, or 31.5%, as compared to the same period in 2012 of which $83.8 million, or 18.9%, was due to the addition of ORCC. Total revenues increased as a result of a $24.2 million, or 19.0%, increase in software license fee revenue, a $35.9 million, or 25.5%, increase in maintenance fee revenue, and a $90.6 million, or 110.8%, increase in software hosting fees revenue partially offset by a $11.4 million, or 12.3%, decrease in services revenues.

The increase in total revenues was driven by increases in the Americas, EMEA and Asia/Pacific reportable segments of $125.8 million, $8.8 million and $4.7 million, respectively. Revenue from the addition of ORCC is included in the Americas reportable segment.

Initial License Fees (ILF) Revenue

ILF revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in ILF revenues are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. ILF revenues during the nine months ended September 30, 2013 compared to the same period in 2012, increased by $31.0 million, or 59.2%. The increase in ILF revenues is primarily due to an increase in revenue recognized from capacity and customer go-live events as compared to the year ago quarter. ILF revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $27.7 million, $1.0 million and $2.3 million, respectively. Capacity-related revenues increased $20.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily in the Americas reportable segment.

Monthly License Fees (MLF) Revenue

MLF revenues are license and capacity revenues that are paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue. MLF revenues decreased $6.8 million, or 9.1%, during the nine months ended September 30, 2013, as compared to the same period in 2012. The Americas and EMEA reportable segments decreased by $5.0 million and $2.5 million, respectively, partially offset by a $0.7 million increase in the Asia/Pacific reportable operating segment when compared to the same period in 2012. The reduction in MLF revenue is primarily due to a reduction in the amount and timing of initial license and capacity fees that are recognized as revenue ratably over an extended period as MLF revenue.

Maintenance Fees Revenue

Maintenance fees revenue includes standard and enhanced maintenance or any post-contract support fees received from customers for the provision of product support services. Maintenance fees revenues increased $35.9 million, or 25.5%, during the nine months ended September 30, 2013, as compared to the same period in 2012 of which $0.9 million is due to the addition of ORCC. Maintenance fees revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $14.8 million, $14.0 million and $7.1 million, respectively. Maintenance fees revenue increased partly due to the inclusion of S1 operations for the full nine months ended September 30, 2013.

Services Revenue

Services revenue decreased $11.4 million, or 12.3%, for the nine months ended September 30, 2013, as compared to the same period in 2012, the decrease was partially offset by a $0.5 million increase due to the addition of ORCC. Services revenue decreased in the Americas, EMEA and Asia/Pacific reportable segments by $0.3 million, $5.7 million and $5.4 million, respectively. Services revenue decreased primarily due to sizable implementation projects completed and recognized in the EMEA and Asia/Pacific reportable segments during the nine months ended September 30, 2012.

Software Hosting Fees Revenue

Software hosting fees revenue increased $90.6 million, or 110.8%, for the nine months ended September 30, 2013 as compared to same period in 2012 of which $82.4 million is due to the addition of ORCC which is included in the Americas reportable segment. Software hosting fees revenue increased in the Americas and EMEA segments by $88.6 million and $2.0 million, respectively, and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services. Software hosting fees revenue increased partly due to the inclusion of S1 operations for the full nine months ended September 30, 2013.

Expenses

Total operating expenses for the nine months ended September 30, 2013 increased $101.1 million, or 22.8%, as compared to the same period of 2012. Included in operating expenses for the nine months ended September 30, 2013 were approximately $76.6 million of operating expenses from the addition of ORCC. There were approximately $19.2 million and $27.1 million of acquisition related significant transaction related expenses incurred in the nine months ended September 30, 2013, and September 30, 2012, respectively. Significant transaction related expenses for the nine months ended September 30, 2013 included $9.4 million of personnel related charges, $1.0 million for facility closures and $8.8 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total operating expenses increased $32.3 million in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full nine months.

Cost of Software License Fees

Cost of software license fees increased $1.4 million, or 8.1% in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in third party product royalty fees.

Cost of Maintenance, Services, and Hosting fees

Cost of maintenance, services, and hosting fees increased $76.8 million, or 51.7%, in the nine months ended September 30, 2013 compared to the same period in 2012. There were $56.2 million of ORCC expenses added in the nine months ended September 30, 2013. Excluding these expenses, the cost of maintenance, services and hosting fees increased $20.6 million in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full nine months.

Research and Development

Research and development expense increased $9.0 million, or 9.0%, in the nine months ended September 30, 2013 compared to the same period in 2012. There were $4.8 million of ORCC expenses added in the nine months ended September 30, 2013. Excluding these expenses, the cost of research and development increased $4.2 million in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full nine months.

Selling and Marketing

Selling and marketing expense increased $12.4 million, or 19.3%, in the nine months ended September 30, 2013 compared to the same period in 2012. There were $5.0 million of ORCC expenses added in the nine months ended September 30, 2013. Excluding these expenses, the cost of selling and marketing increased $7.4 million in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full nine months.

General and Administrative

General and administrative expense decreased $11.4 million, or 13.1%, in the nine months ended September 30, 2013. There were approximately $19.2 million and $27.1 million of significant transaction related expenses incurred in the nine months ended September 30, 2013, and September 30, 2012, respectively. Significant transaction related expenses for the nine months ended September 30, 2013 included $9.4 million of personnel related charges, $1.0 million for facility closures and $8.8 million of professional and other expenses related to the acquisition of ORCC. Excluding these expenses, total general and administrative expenses decreased $3.5 million in the nine months ended September 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased $12.9 million, or 47.9%, in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

Other income and expense includes interest income and expense, foreign currency gains and losses, and other non-operating items. Fluctuating currency rates impacted the nine months ended September 30, 2013 by $0.8 million in net foreign currency losses, as compared with $2.4 million in net losses during the same period in 2012. Interest expense increased $10.0 million during the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to the increased debt used to partially fund the S1 acquisition in February 2012 and the ORCC acquisition in March 2013 and the addition of the Notes in August 2013.

Income Taxes

The effective tax rate for the nine months ended September 30, 2013 was 27.8%. The earnings of our foreign entities for the nine months ended September 30, 2013 were $18.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the nine months ended September 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Americas	$136,812	$87,766	$369,504	$243,674
EMEA	51,692	42,844	145,982	137,252
Asia/Pacific	25,435	24,452	66,280	61,558

	$213,939	$155,062	$581,766	$442,484

Income (loss) before income taxes:
Americas	$36,320	$19,714	$79,612	$55,250
EMEA	14,968	13,493	43,176	37,365
Asia/Pacific	10,641	7,406	19,828	15,384
Corporate	(42,820)	(36,133)	(123,956)	(116,742)

	$19,109	$4,480	$18,660	$(8,743)

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

The increase in expenses for the Americas segment is primarily due to the addition of ORCC in March 2013. The Company incurred integration expenses of approximately $8.7 million and $4.5 million during the three months ended September 30, 2013 and 2012, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $9.2 million and $6.7 million during the three months ended September 30, 2013 and 2012, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $7.4 million and $2.5 million during the three months ended September 30, 2013 and 2012, respectively.

The Company incurred significant transaction related expenses of approximately $19.2 million and $27.1 million during the nine months ended September 30, 2013 and 2012, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $25.2 million and $18.0 million during the nine months ended September 30, 2013 and 2012, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $17.2 million and $7.3 million during the nine months ended September 30, 2013 and 2012, respectively. The Company expects corporate costs to decrease moving forward as the synergy savings from the acquisitions are realized.

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

As of September 30, 2013, we had $166.5 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of September 30, 2013, $93.4 million of the $166.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Nine Months Ended September 30,
	2013	2012
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$86,560	$(12,742)
Investing activities	(282,562)	(339,868)
Financing activities	287,731	243,705

Net cash flows provided by (used by) operating activities for the nine months ended September 30, 2013 amounted to $86.6 million as compared to a $(12.7) million during the same period in 2012. The comparative period increase was primarily due to an additional $33.3 million in cash receipts from customers, a $21.3 million reduction in employee compensation payments, a $14.3 million increase in net income, and a $9.9 million decrease in tax payments during the first nine months of 2013 when compared to the same period in 2012. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first nine months of 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA. We also used cash of $18.4 million to purchase software, property and equipment.

In the first nine months of 2013, we received proceeds of $300.0 million from our Term Credit Facility to fund our purchase of ORCC. In addition, we received proceeds of $300.0 million from our Notes during the first nine months of 2013. We used a portion of the proceeds to pay the $188.0 million balance of the Revolver and repurchase $80.6 million of common stock. We repaid $22.0 million of the Term Credit Facility during the nine months ended September 30, 2013 as well as $7.5 million of debt acquired with ORCC. In addition, during the first nine months of 2013, we received proceeds of $14.0 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $5.9 million for the repurchase of restricted stock and performance shares for tax withholdings. We paid $16.4 million and $1.1 million in debt issuance costs during the nine months ended September 30, 2013 and 2012, respectively. We also made payments to third-party institutions, primarily related to debt and capital leases, totaling $5.8 million.

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

Debt

As of September 30, 2013, we had $464.3 million outstanding under our Term Credit Facilities, with up to $250.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At September 30, 2013 (and at all times during these periods) we were in compliance with our debt covenants. The interest rate in effect at September 30, 2013 was 2.43%.

On August 20, 2013, the Company completed a $300.0 million offering of 6.375% Senior Notes due in 2020 (the “Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Notes will mature on August 15, 2020.

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

In July 2013, our Board of Directors approved an additional $100 million for the stock repurchase program.

We repurchased 1,651,708 shares for $80.6 million under the program during the nine months ended September 30, 2013. Under the program to date, we have purchased 11,171,580 shares for approximately $325.6 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $108.3 million as of September 30, 2013.

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

Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2013, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2012.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Acquired operating lease obligations (1)	$9,915	$1,238	$6,368	$2,309	$—
New operating lease obligations (2)	3,153	163	1,286	1,233	471
Term Credit Facility (3)	464,253	41,398	133,066	289,789	—
Term Credit Facility interest (4)	38,605	10,874	17,587	10,144	—
Senior Notes (5)	300,000	—	—	—	300,000
Senior Notes interest (5)	133,875	19,125	38,250	38,250	38,250

Total	$949,801	$72,798	$196,557	$341,725	$338,721

(1)	Operating leases acquired as a result of the acquisitions.
(2)	New operating lease obligations entered into during the nine months ended September 30, 2013.
(3)	Increase in the Term Credit Facility represents debt used to partially fund acquisitions during the nine months ended September 30, 2013.
(4)	Based upon the debt outstanding and interest rate in effect at September 30, 2013 of 2.43%.
(5)	Represents Notes issued during the nine months ended September 30, 2013.
(6)	Based upon Notes issued of $300 million at per annum rate of 6.375%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2013 is $15.5 million. The amount of unrecognized tax benefits for uncertain tax positions increased by $1.9 million during the nine months ended September 30, 2013 for the uncertain tax positions of ORCC which were included in the preliminary purchase price allocation.

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

During the nine months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates other than as disclosed in Note 1, Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on March 1, 2013, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the nine months ended September 30, 2013. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2013, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

On March 11, 2013, the Company completed its acquisition of ORCC and all its subsidiaries. The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through September 30, 2013 and believes the internal controls and procedures of ORCC will have a material effect on the Company’s internal control over financial reporting. See Note 2, Business Combination, to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating ORCC operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended September 30, 2013, and determined that except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2013 through July 31, 2013	35,600		$46.47	35,600	171,304,584
August 1, 2013 through August 31, 2013	740,256		49.81	740,256	134,432,432
September 1, 2013 through September 30, 2013	524,138	(1)	50.43	517,908	108,314,332

Total	1,299,994		$49.97	1,293,764

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2013, 17,630 shares of the RSAs vested. We withheld 6,230 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our Board of Directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. Approximately $108.3 million remains available at September 30, 2013. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

2.03 (1)		Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

3.01 (2)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (3)		Amended and Restated Bylaws of the Company

4.01 (4)		Form of Common Stock Certificate

4.02 (5)		Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03		Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02).

10.25(6)		Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013.
(3)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(5)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(6)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 7, 2013	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.03(1)		Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

3.01 (2)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02) (3)		Amended and Restated Bylaws of the Company

4.01 (4)		Form of Common Stock Certificate

4.02 (5)		Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03		Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02).

10.25(6)		Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013.
(3)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(5)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(6)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.