Form 10-K
period 2013-12-31
ACI WORLDWIDE, INC.
filed 2014-02-28
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Kraft Rd, Suite 3000 Naples, FL 34105	(239) 403-4600
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $46.48 was $1,814,567,952. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 24, 2014, there were 38,451,657 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2014, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic product, BASE24-eps;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating Online Resources Corporation (“ORCC”) and Official Payments Holdings, Inc. (“OPAY”) which may cause us to fail to realize anticipated benefits of the acquisitions;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	risks of failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

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

PART I

ITEM 1. BUSINESS

General

ACI Worldwide, Inc. (“ACI”, “ACI Worldwide”, the “Company,” “we,” “us,” or “our”) is a Delaware corporation incorporated in November 1993 under the name ACI Holding, Inc. ACI is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which we acquired from Tandem Computers Incorporated on December 31, 1993. On July 24, 2007, the Company changed our corporate name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.” We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name.

The Company develops, markets, installs and supports a broad line of software products and services primarily focused on facilitating electronic payments. In addition to our own products, we distribute or act as a sales agent for software developed by third parties. These products and services are used principally by financial institutions, retailers, billers and electronic payment processors, both in domestic and international markets. Most of our products are sold and supported through distribution networks covering three geographic regions – the Americas, Europe/Middle East/Africa (“EMEA”) and Asia/Pacific. Each distribution network has its own sales force that it supplements with independent reseller and/or distributor networks.

The electronic payments market is comprised of financial institutions, retailers, billers, third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), retail merchant locations, bank branches, mobile phones, corporations and Internet commerce sites. The authentication, authorization, switching, settlement and reconciliation of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are often conducted 24 hours a day, seven days a week.

ACI combines a global perspective with local presence to tailor electronic payment solutions for our customers. The Company believes that it has one of the most diverse and robust product portfolios in the bill payments industry with application software spanning the entire payments value chain. The Company also believes that its strong financial performance has been attributable to its ability to design and deliver quality products coupled with its ability to identify and successfully consummate and integrate strategic acquisitions.

Recent Acquisitions

Fiscal 2013 Acquisitions

Official Payments Holdings, Inc.

On November 5, 2013, we completed the tender offer for Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries. OPAY is a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations. OPAY will further extend ACI’s leadership in the fast-growing Electronic Bill Presentment and Payment (“EBPP”) space, expanding our portfolio across key sectors.

Online Resources Corporation

On March 11, 2013, we completed the tender offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. ORCC is a leading provider of online banking and full service bill pay solutions. ORCC added EBPP solutions as a strategic part of ACI’s Universal Payments portfolio. ORCC also strengthens our online banking capabilities with complementary technology, and expands our leadership in serving community banking and credit union customers.

Profesionales en Transacciones Electronicas S.A.

We acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”, on March 1, 2013. PTESA had been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to ACI reinforces our commitment to serve the Latin American market.

Fiscal 2012 Acquisitions

Distra Pty Ltd

On September 18, 2012, we closed the acquisition of Distra Pty Ltd (“Distra”). The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of ACI and Distra technologies enables financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition enables ACI’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

North Data Uruguay S.A.

On May 24, 2012, we closed the acquisition of North Data Uruguay S.A. (“North Data”). North Data had been a long-term partner of ours, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforces our commitment to serve the Latin American market.

SI Corporation

On February 10, 2012, we acquired S1 Corporation (“S1”) and all its subsidiaries. The acquisition of S1 further increased ACI’s international capacity and further positioned the Company as a full-service global leader of financial and payment solutions, with the ability to deliver a broader suite of payment offerings globally targeting financial organizations, processors and retailers. – supported by a global team of expert, local employees. S1 brought to the Company a highly complementary set of products, strong global capabilities and success with a range of financial institutions and retailers.

Products

ACI’s integrated suite of software products and hosted services deliver a broad range of solutions for payments processing, card and merchant management, EBPP, online banking, mobile, branch and voice banking, fraud detection and trade finance. Trusted by nearly 2,600 organizations globally, ACI serves four primary market audiences:

•	Financial institutions, including national, regional and global banks, community banks and credit unions

•	Processors

•	Retailers

•	Billers

Our products cover several different domains within the payments and banking marketplace:

•	Online Banking and Cash Management—the management of payments and cash flows across accounts globally through the online or mobile channel

•	Branch—the management and processing of monetary, non-monetary, sales and account origination financial transactions

•	Trade Finance—the management of all trade related transaction types, both traditional trade and open account instruments with the ability for end users to view and track those transactions through the online channel

•	Community Financial Services – the online and mobile banking and payment systems, and security solutions that service community banks and credit unions

•	Retail Banking Payments – we provide the software to support in-house issuance of payment instruments (e.g. card, tokens and virtual cards) and the management of a consumer payment from transaction acquiring all through the lifecycle within the banking system to settlement; which we split into Payments Processing and Card and Merchant Management

•	Wholesale Banking Payments – the management of primarily corporate payments and messages through their lifecycle including real time gross settlement (“RTGS”) payments, ACH payments, and SWIFT transactions

•	Merchant Retail – the management of a consumer payment within a merchant retailer and supporting services such as the management of store and gift card and loyalty programs

•	Payment Fraud Management – the securing of payments against fraud and money laundering

•	Payment Infrastructure – the tools and infrastructure to operate and optimize the payments system

•	Billers – Electronic bill presentment and payment enables the presentment of bills and the collection of payments for these bills from consumers for billers, including, for example, tax authorities, higher education providers, utilities, and health care providers

The sections below provide an overview of our major software products within these domains.

In September 2009, we announced our ACI Agile Payments Solution, the vision for our payments products. The vision recognizes the long term direction to migrate payments processing from the current discrete structures to a set of service-based enterprise payments solutions. The first stage of the strategy was to deliver tight integration between the current products allowing for the delivery of capability solutions that cross domains, for instance Online Banking Fraud Detection. We continue to evolve our solution offerings in a way that organizations can benefit from the integrated and enterprise capabilities of the entire ACI product portfolio as we provide the market with a comprehensive set of payment solutions covering a wide range of needs. As we progress on this journey we have made significant investments to accelerate the delivery for our customers through both internal development and acquisition. Notably in 2012, ACI acquired S1 and Distra, both of which expanded the breadth and scale of ACI’s offerings, as well as accelerated the delivery of our technology vision to the marketplace. The EBPP related acquisitions in 2013 further added to our payments products portfolio and added assets that both allow us to provide a wider set of payments solutions to new market segments and complement our existing solutions. Our strategy allows ACI to deliver an end-to-end payment system that supports any payment type, device or channel globally. During 2013 this comprehensive view of our payments capabilities, technologies and solutions has been rebranded as Universal Payments which supersedes the use of the ACI Agile Payments Solution terminology. Universal Payments, or “UP” now describes the breadth and depth of ACI’s product offerings. UP defines ACI’s true enterprise or “universal” payments capabilities targeting any channel, any network, and any payment type. ACI UP solutions empower customers to regain control, choice and flexibility in today’s complex payment environment, get to market more quickly and reduce operational costs.

Online Banking and Cash Management, Branch and Trade Finance

Within the Online Banking and Cash Management, Branch & Trade domain, ACI has the following products:

ACI Enterprise Banker is a comprehensive Internet-based business banking product for financial institutions including banks, brokerage firms and credit unions and can be flexibly packaged for small, medium and large business customers. This product provides these customers with electronic payment initiation capability, information reporting, and numerous other payment related services that allow the business customer to manage all its banking needs via the Internet. In 2010, the functionality was extended to include mobile banking services solutions. With our partner mShift, we support tablets such as the iPad.

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

ACI Mobile Channel Manager allows organizations to provide consumers, business and corporate customers with mobile access to functions across the banking and payments spectrum. When used with ACI banking products and payment engines, Mobile Channel Manager enables mobile functions that might include account management, balance inquiries, transfers, bill payments, person-to-person (P2P) payments (including PayPal), pre-paid purchases, remote deposit capture, ATM/branch locator, and SMS notifications.

Community Financial Services

Within the Community Financial Services domain, ACI currently offers three main suites of hosted solutions:

Online and Mobile Banking solutions for Community Banks and Credit Unions offers a full-featured self-service banking solution including online banking, voice banking and mobile banking for consumer and small-to-mid-size businesses, all from a single hosted platform. The Web Federal suite provides credit unions with online banking, business solutions, mobile banking, CRM Marketing, and Creative and Web Design services.

ACI Defense is a full-service security solution for community banks and credit unions. The ACI Defense suite of solutions helps U.S. financial institutions address security compliance obligations with firewall and intrusion prevention services, security assessments, vulnerability testing, endpoint and mobile protection, email security and encryption and identity theft/anti-phishing services.

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

The 2013 release of BASE24-eps 2.0 added a number of very significant features, including the ability to route payments to non-card identifiers such as account numbers, email addresses or phone numbers. This enables BASE24-eps customers to more easily support P2P payments, mobile payments, etc. The inclusion of our second generation software development kit (SDK), enhances support for services orientation and additional development and configuration tools and greatly enhances the flexibility of the product, its ability to support new business opportunities and the ease with which it can be implemented.

On the HP NonStop platform, BASE24-eps uses NET24-XPNET, an ACI developed message oriented middleware solution.

Postilion is an integrated electronic payments processing system, primarily deployed on Microsoft Windows servers. It authenticates, authorizes, routes and switches transactions generated at ATMs and merchant point-of-sale (“POS”) sites as well as provides flexible infrastructure to handle key aspects of the back office functions. The product is used widely by financial institutions across the world, with a particular emphasis on financial institutions in smaller emerging markets. This product is also used in the merchant retail domain.

UP Hub is a payment services hub that enables financial institutions to connect a number of disparate payments solutions into a single overarching payments environment. It provides the ability to orchestrate payment services across the enterprise, easily integrate disparate systems and to have a single view of transaction data. The UP Hub is also used in the Wholesale Banking Payments domain.

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

During the years ended December 31, 2013, 2012 and 2011, approximately 28%, 32% and 43%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

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

ACI Token Manager consists of a suite of products from ACI’s partner Bell Identification B.V. The Smart Card & Application Management System provides for central lifecycle management of smart cards and other tokens as well as the management of the applications activated within the scheme. The Key Management System facilitates the implementation of security concepts based on the generation, storage, recovery, import and distribution of cryptographic keys. The keys are used for encryption and decryption of data and for verification and authorization of trusted parties using digital certificates. Token Manager is also used to support EMV card issuing. ACI Token Manager for Mobile enables the delivery of payment tokens, such as wallets, to mobile phones.

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

ACI Money Transfer System provides high value payments processing, bulk payments processing and SWIFT financial messaging. The high value payments processing function, which produces the majority of revenues for the ACI Money Transfer System, is used to generate, authorize, enrich, route and settle high value wire transfer transactions and ACH transactions in domestic and international environments. The ACI Money Transfer System product operates on IBM System p servers using the AIX operating system.

UP Hub is a payment services hub that enables financial institutions to connect a number of disparate payments solutions into a single overarching payments environment. It provides the ability to orchestrate payment services across the enterprise, easily integrate disparate systems and to have a single view of transaction data. It is often targeted to be used in conjunction with ACI Money Transfer System where the UP Hub provides the orchestration capability and ACI Money Transfer System a comprehensive set of payments fulfillment services. The UP Hub is also used in the Retail Banking Payments domain.

Merchant Retail

Within the Merchant Retail domain, ACI offers the following products:

ACI Retail Commerce Server a solution for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform. In 2011, ACI acquired ISD and has integrated the acquired functionality into Retail Commerce Server including delivering capability for solving the PCI compliance needs of retailers.

Postilion a global platform for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Postilion product line operates on multiple open systems technologies such as Microsoft Windows and AIX.

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

ACI Communication Services provides a range of communication services to enable message exchange on multiple platforms in particular, enabling applications to support legacy protocols, such as SNA and X.25, running over TCP/IP networks. It also supports hybrid networking environments such as IBM’s HPR/IP. This set of products runs on HP NonStop, IBM System z and Unix platforms.

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

ACI Payment Service Management is a partnership with Integrated Research Limited (“Integrated Research”) formed in 2010 to resell their Prognosis product. This provides intelligent payment service management through in-depth monitoring and analysis of transactions, applications, supporting IT infrastructure, and payments devices. Prognosis is available for use with BASE24, BASE24-eps, Postilion, ACI Proactive Risk Manager, and ACI Money Transfer System.

ACI Mobile Alerting powered by Spectrum MoneyGuard offers fraud or service alert options in near real-time with SMS messages to their mobile phones of events affecting their banking transactions. When used for fraud alerting, customers have the option of responding via text (two-way communication) and requesting a block of the card and a confirmation is sent.

Billers

Within the biller domain, ACI provides the following products:

Electronic Bill Presentment and Payment (“EBPP”) enables the presentment of bills and the collection of payments for these bills from consumers for billers, including, for example, tax authorities, higher education providers, utilities, and health care providers.

Virtual Collection Agent is an online debt collection tool that gives billers, lenders, collection agencies and debt buyers a website for collecting debt that emulates the intelligence and interactions of a human collection agent.

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

We have alliances with our business partners HP, IBM, Microsoft and Oracle, whose industry leading hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like performance testing.

The following is a list of key business partners:

•	Access Softech

•	Accuity, Inc.

•	Actuate Corp.

•	Andera, Inc.

•	Bell ID

•	Experian

•	FairCom Corporation

•	Fiserv, Inc.

•	FIS/Metavante

•	Guardian Analytics

•	HP

•	IBM

•	Integrated Research

•	Intuit, Inc.

•	iPay Technologies, LLC/Jack Henry & Associates

•	JasperSoft

•	Lean Industries

•	LivePerson Inc.

•	Microsoft

•	mShift, Inc.

•	Oracle USA, Inc.

•	ProfitStars/Jack Henry & Associates

•	RSA, The Security Division of EMC Corporation

•	Spectrum Message Services

•	Sterci Group

•	Symantec Corporation

•	Truaxis (MasterCard)

•	Wausau Financial Systems

•	Yodlee Inc.

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

ACI On Demand

We offer a SaaS hosting service whereby we host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management, biller and online banking products. Each customer gets a unique image of the system that can be tailored to meet their needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

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

Online Banking and Cash Management, Branch, Trade Finance and Community Financial Services

Principal competitors for the Online Banking and Cash Management and Branch product set are Clear2Pay NV/SA (“Clear2Pay”), Digital Insight, Bottomline Technologies, ARGO, Fidelity National Information Services, Inc. and Fundtech Ltd, as well as payment processing companies First Data Corporation, Fidelity National Information Services, Inc, and Fiserv, Inc. Principal competitors for the Trade product set include China Systems, CSI, Misys and CGI.

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

Merchant Retail

Competitors in the retail sector come from both third party software and service providers as well as service organizations run by major banks. Third party software and service competitors include AJB Software Design, Inc., Retalix, Heartland Payment Systems, Inc., Servebase Computers Ltd, Tender Retail Inc., and VeriFone Systems, Inc. Primary competition in this space is large third-party processors that offer complete solutions to the retailer.

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

Bill Payment

The principal competitors for bill payment are Fiserv, Inc., Fidelity National Information Services, Inc., Jack Henry, Western Union, TouchNet, Kubra, WorldPay, Forte, Point & Pay, NelNet, Higher One, Paymentus, Aliaswire and InvoiceCloud as well as smaller vertical specific providers.

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

Our total research and development expenses during the years ended December 31, 2013, 2012 and 2011 were $142.6 million, $133.8 million, and $90.2 million, or 16.5%, 20.1%, and 19.4% of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2013, we serve nearly 2,600 customers, including 21 of the top 25 banks worldwide, as measured by asset size, and 250 of the leading retailers globally, as measured by revenue. As of December 31, 2013, we had 2,596 customers in 92 countries on six continents. Of this total, 2,054 are in the Americas reportable segment, 370 are in the EMEA reportable segment and 172 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2013, 2012 and 2011. No customer accounted for more than 10% of our accounts receivable balance as of December 31, 2013 and 2012.

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

Current international distributors, resellers and sales agents for us during the year ended December 31, 2013 included:

•	ASI International (Colombia/Venezuela/Caribbean)

•	Channel Solutions Inc. (Philippines)

•	Codix S.A. (Greece,Cyprus, Romania, Bulgaria)

•	DataOne Asia Co (Thailand)

•	Diebold (United States)

•	EFT Corp. (Sub-Saharan Africa)

•	Fiserv (United States)

•	Interswitch Ltd. (Sub-Saharan Africa)

•	JDA Software Group (United States)

•	Korea Computer Inc (Korea)

•	MII (Indonesia)

•	PCMS Group ( U.K.)

•	P.T. Abhimata Persada (Indonesia)

•	Payment Technologies (Russia/CIS)

•	Stream IT Consulting Ltd. (Thailand)

•	Starmount (United States)

•	Syscom Computer (Shenzhen) (China)

•	Syscom Computer Engineering (Taiwan)

•	System Builder (Middle East)

•	Tomax Corp. (United States)

•	Transaction Payment Solutions (Sub-Saharan Africa)

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales offices in Omaha, Norcross, and Waltham, we also have sales offices located outside the United States in Athens, Bahrain, Bangkok, Beijing, Bogota, Brussels, Buenos Aires, Cape Town, Dubai, Gouda, Johannesburg, Kuala Lumpur, Madrid, Manila, Melbourne, Mexico City, Milan, Montevideo, Moscow, Mumbai, Munich, Naples, Paris, Riyadh, Sao Paulo, Seoul, Shanghai, Singapore, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

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

Segment Information and Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 10, Segment Information, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2013, we had a total of approximately 4,329 employees of whom 2,484 were in the Americas reportable segment, 923 were in the EMEA reportable segment and 922 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of February 28, 2014, our executive officers, their ages and their positions were as follows.

Name	Age	Position
Philip G. Heasley	64	President, Chief Executive Officer and Director
Scott W. Behrens	42	Senior Executive Vice President, Chief Financial Officer
Craig A. Maki	47	Executive Vice President, Treasurer and Chief Corporate Development Officer
Dennis P. Byrnes	50	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
David N. Morem	56	Executive Vice President, Chief Risk Officer
Charles H. Linberg	56	Vice President, Chief Technology Officer (retired December 31, 2013)

Mr. Heasley has been a director and our President and Chief Executive Officer since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Mr. Heasley also serves on the National Infrastructure Advisory Council.

Mr. Behrens serves as Senior Executive Vice President and Chief Financial Officer. Mr. Behrens joined ACI in June 2007 as our Corporate Controller and was appointed as Chief Accounting Officer in October 2007. Mr. Behrens was appointed Chief Financial Officer in December 2009. Mr. Behrens ceased serving as our Corporate Controller in December 2010. Mr. Behrens was appointed as Executive Vice President in March 2011 and promoted to Senior Executive Vice President in December of 2013. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science (Honors) from the University of Nebraska—Lincoln.

Mr. Maki serves as Executive Vice President, Treasurer and Chief Development Officer. Mr. Maki joined the Company in June 2006. Mr. Maki was appointed Treasurer in January 2008. Prior to joining the Company, Mr. Maki served as Senior Vice President for Stephens, Inc. from 1999 through 2006. From 1994 to 1999, Mr. Maki was a Director in the Corporate Finance group at Arthur Andersen and from 1991 to 1994, he was a Senior Consultant at Andersen Consulting. Mr. Maki graduated from the University of Wyoming and received his Master of Business Administration from the University of Denver.

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

Mr. Morem joined the Company in June 2005 and serves as Executive Vice President and Chief Risk Officer. During his tenure with the Company, Mr. Morem has held several Executive Vice President roles including Chief Administrative Officer. Prior to joining ACI, Mr. Morem held executive positions at GE Home Loans, Bank One Card Services and U.S. Bank. Mr. Morem brings more than 25 years of experience in process management, finance, credit operations, credit policy and change management. Mr. Morem holds a Bachelor of Arts degree from the University of Minnesota and a Master of Business Administration from the University of St. Thomas.

Mr. Linberg served as Vice President and Chief Technology Officer. In this capacity he was responsible for the architectural direction of ACI products including the formation of platform, middleware and integration strategies. Mr. Linberg joined the Company in 1988 and has served in various technical management roles including Vice President of Payment Systems, Vice President of Architecture and Technology, Vice President of BASE24 Development and Vice President of Network Systems. Prior to joining ACI, Mr. Linberg was Vice President of Research and Development at XRT, Inc., where he led the development of XRT’s proprietary fault-tolerant LAN/WAN communications middleware, relational database and 4GL products. Mr. Linberg holds a Bachelor of Science in Business Administration from the University of Delaware. Mr. Linberg retired from the Company on December 31, 2013.

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Common Stock

We operate in a rapidly changing technological and economic environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. The following discussion highlights some of these risks.

The markets in which we compete are rapidly changing and highly competitive, and we may not be able to compete effectively.

The markets in which we compete are characterized by rapid change, evolving technologies and industry standards and intense competition. There is no assurance that we will be able to maintain our current market share or customer base. We face intense competition in our businesses and we expect competition to remain intense in the future. We have many competitors that are significantly larger than us and have significantly greater financial, technical and marketing resources, have well-established relationships with our current or potential customers, advertise aggressively or beat us to the market with new products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. Increased competition in our markets could lead to price reductions, reduced profits, or loss of market share. The current global economic conditions could also result in increased price competition for our products and services.

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

Our BASE24-eps product is strategic for us, in that it is designated to help us win new accounts, replace legacy payments systems on multiple hardware platforms and help us transition our existing customers to a new, open-systems product architecture. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected if we are unable to generate adequate sales of BASE24-eps or if we are unable to successfully deploy BASE24-eps in production environments.

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

Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition, cash flows, and results of operations. Our business is concentrated in the financial services industry, making us susceptible to consolidation in, or contraction of the number of participating institutions within that industry. Consolidation activity among financial institutions has increased in recent years and the current financial conditions have resulted in even further consolidation and contraction as financial institutions have failed or have been acquired by or merged with other financial institutions. There are several potential negative effects of increased consolidation activity. Continuing consolidation and failure of financial institutions could cause us to lose existing and potential customers for our products and services. For instance, consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of our products, our revenues would decline.

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

Furthermore, as a result of the maturity announcement, certain up-front fees associated with the legacy payment engines, including initial license, may become subject to ratable revenue recognition over time rather than up front at the time of contract. This will result in a delay in the recognition of these up-front fees. Additionally, customers may negotiate terms associated with their migration to BASE24-eps which may cause the recognition of revenue associated with the customer’s legacy payment engine to be deferred pending the completion of the migration.

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

While we intend to finance our operations and growth of our business with existing cash and cash flow from operations, if adverse global economic conditions persist or worsen, we could experience a decrease in cash from operations attributable to reduced demand for our products and services and as a result, we may need to borrow additional amounts under our existing credit facility or we may require additional financing for our continued operation and growth. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic conditions on our operating results, cash flows and financial conditions, the amount of available unused borrowings under our existing credit facility may be insufficient to meet our needs and/or our access to capital outside of our existing credit facility may not be available on terms acceptable to us or at all. Additionally, if one or more of the financial institutions in our syndicate were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to us. There can be no assurance that alternative financing on acceptable terms would be available to replace any defaulted commitments.

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

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2013. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

As part of our business strategy, we anticipate that we may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in, or strategic partnerships with, other companies. Any acquisition, investment or partnership, including our recently completed acquisitions of OPAY, PTESA and ORCC, are subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, potential overpayment for the acquired company or assets, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition which may increase our interest expense and leverage significantly, lack of familiarity with new markets, and difficulties in supporting new product lines.

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

We may experience difficulties integrating ORCC or OPAY, which could cause us to fail to realize the anticipated benefits of the acquisitions.

Achieving the anticipated benefits of our acquisitions of ORCC and OPAY will depend in part upon whether we are able to integrate the businesses of the companies in an effective and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from our routine business.

Any delay or inability of management to successfully integrate the operations of ORCC or OPAY could compromise our potential to achieve the anticipated long-term strategic benefits of the acquisitions and could have a material adverse effect on the business, financial condition, cash flows and results of operations after the acquisitions.

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

If we fail to comply with the complex regulations applicable to our payments business, we could be subject to liability.

OPAY is licensed as a money transmitter in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, our payment business is generally subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. Any violations of law may also result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

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

We derive a significant portion of our revenues from international operations and anticipate continuing to do so. As a result, we are subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. Our exposures resulting from fluctuations in foreign currency exchange rates may change over time as our business evolves and could have an adverse impact on our financial condition, cash flows and/or results of operations. We have not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes.

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

Our US companies are the subject of an examination by the Internal Revenue Service as well as several state tax departments. Three of our foreign subsidiaries are the subject of a tax examination by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept our tax positions. We believe our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect our financial condition and/or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Naples, Florida, for our principal executive headquarters. The Naples lease expires in 2017. We also lease office space in Omaha, Nebraska, for our principal product development group, sales and support groups for the Americas, as well as our corporate, accounting and administrative functions. The Omaha lease continues through 2028. Our EMEA headquarters is located in Watford, England. The lease for the Watford facility expires at the end of 2023. Our Asia/Pacific headquarters is located in Singapore, with the lease for this facility expiring in fiscal 2017. We also lease office space in numerous other locations in the United States and in many other countries.

We believe that our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe that we will be able to renew leases as they expire or secure alternate suitable space. See Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information regarding our obligations under our facilities leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year ended December 31, 2013		Year ended December 31, 2012
	High	Low	High	Low
Fourth quarter	$65.00	$52.11	$43.89	$38.03
Third quarter	$54.09	$46.57	$46.54	$40.68
Second quarter	$47.64	$42.90	$44.21	$36.94
First quarter	$48.86	$44.45	$41.62	$28.23

As of February 24, 2014, there were 339 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2013	5,100		$51.96	5,100	$109,665,000
November 1 through November 30, 2013	3,769	(1)	59.61	—	109,665,000
December 1 through December 31, 2013	1,572	(1)	64.51	—	109,665,000

Total	10,441		$56.61	5,100

(1)	Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of the Company’s stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. During the three months ended December 31, 2013, 16,683 RSAs vested. We withheld 5,341 shares to pay the employees’ portion of applicable withholding taxes.
(2)	Approximate dollar value remaining based upon the closing stock price on December 31, 2013.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30 million, $100 million, and $52.1 million to the stock repurchase program in May 2006, March 2007 and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. Approximately $109.7 million remains available at December 31, 2013. On February 24, 2014, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2008, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

	Years Ended December 31,
	2013 (1)	2012 (2)	2011	2010	2009
	(in thousands, except per share data)
Income Statement Data:
Total revenues	$864,928	$666,579	$465,095	$418,424	$405,755
Net income	$63,868	$48,846	$45,852	$27,195	$19,626
Earnings per share:
Basic	$1.63	$1.26	$1.37	$0.81	$0.57
Diluted	$1.60	$1.22	$1.34	$0.80	$0.57
Shares used in computing earnings per share:
Basic	39,295	38,696	33,457	33,560	34,368
Diluted	40,018	39,905	34,195	33,870	34,554

	As of December 31,
	2013 (1)	2012 (2)	2011	2010	2009
Balance Sheet Data:
Working capital	$90,762	$89,527	$114,807	$24,045	$78,662
Total assets	1,681,851	1,250,886	664,642	601,529	590,043
Current portion of debt (4)	47,313	17,500	—	75,000	—
Debt (long-term portion) (3) (4)	716,763	369,064	77,058	2,790	77,408
Stockholders’ equity	543,694	534,357	317,330	255,623	236,063

(1)	The consolidated balance sheet and statement of income for the year ended December 31, 2013 includes the acquisition of OPAY, ORCC and PTESA as discussed in Note 2, Acquisitions.
(2)	The consolidated balance sheet and statement of income for the year ended December 31, 2012 includes the acquisition of Distra, North Data and S1 as discussed in Note 2, Acquisitions.
(3)	Debt (long-term portion) includes long-term capital lease obligations of $0.9 million, $1.8 million, and $1.5 million as of December 31, 2011, 2010, and 2009, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets. We had no material capital lease obligations at December 31, 2013 and 2012.
(4)	During the year ended December 31, 2013, we increased the Term Facility by $300 million to fund the acquisition of ORCC and amended our Credit Agreement to extend the term to 2018. We also added $300 million in Senior Notes during the year ended December 31, 2013, all of which is due in August 2020. See Note 4, Debt, for further discussion. Our previous revolving credit facility had a maturity date of September 29, 2011; therefore, it was moved to current from long-term as of December 31, 2010. We refinanced this credit facility in the third quarter of 2011 with a new long term credit facility that was replaced with the Credit Agreement in November 2011. The outstanding balance of the Credit Agreement increased in 2012 due to the S1 acquisition. We also financed through a vendor a five-year license agreement during the year ended December 31, 2012. Approximately $9.3 million of this balance is outstanding at December 31, 2013. Of this balance, $3.0 million is included in current liabilities and $6.3 million is included in noncurrent liabilities in the consolidated balance sheets at December 31, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACI Worldwide powers electronic payments and banking for nearly 2,600 financial institutions, retailers and processors around the world. In addition, we provide bill presentment and payment collection services to billers such as tax authorities, higher education, utilities, and health care providers. Through our integrated suite of software products and hosted services, we deliver a broad range of solutions for electronic payments, transaction banking, mobile, branch and voice banking; fraud detection and trade finance.

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

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

Key trends that currently impact our strategies and operations include:

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In February 2011 Boston Consulting Group predicted that noncash payment transactions would grow in volume at an annual rate of 9% from 309 billion in 2010 to 740 billion in 2020, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size and market impact as a result of the recent global economic crisis and the financial crisis affecting the banking and financial industries. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

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

Acquisitions

Official Payments Holdings, Inc.

On November 5, 2013, we completed the tender offer for OPAY and all its subsidiaries. The Company paid $8.35 per share of common stock for approximately $139.8 million using cash on hand and a temporary draw on the Revolving Credit Facility for the common stock outstanding. As a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations, OPAY’s proven team, loyal user base and vertical expertise make it an ideal match for the Company. The acquisition will further extend ACI’s leadership in the fast-growing Electronic Bill Presentment and Payment (“EBPP”) space, expanding its portfolio across key sectors including federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations.

Online Resources Corporation

On March 11, 2013, we completed the tender offer for ORCC and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $132.9 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $260.1 million (the “Merger”). As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC added EBPP solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthened the Company’s online banking capabilities with complementary technology, and expanded the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

We used funds from the $300 million of senior bank financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 4, Debt, for terms of the financing arrangement.

Profesionales en Transacciones Electronicas S.A.

On March 1, 2013, the Company acquired 100% of PTESA-V, 100% of PTESA-E, and the ACI related assets of PTESA-C, collectively “PTESA”. The common stock of PTESA-E and PTESA-V were acquired for $2.8 million and the assets of PTESA-C were acquired for $11.4 million, for a total aggregate purchase price of $14.2 million. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Americas	$2,831	$2,125	$2,117	$2,090	$1,429
EMEA	747	704	691	691	719
Asia/Pacific	283	283	276	275	268

Total	$3,861	$3,112	$3,084	$3,056	$2,416

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Committed	$1,742	$1,472	$1,453	$1,478	$1,324
Renewal	2,119	1,640	1,631	1,578	1,092

Total	$3,861	$3,112	$3,084	$3,056	$2,416

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience. The December 31, 2013 60-month backlog estimate includes approximately $677 million and $696 million as a result of the acquisition of ORCC and OPAY, respectively.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2013 and 2012 (in millions). The December 31, 2013 12-month backlog estimate includes approximately $142 million as a result of the acquisition of OPAY and an additional $142 million as a result of the acquisition of ORCC. For all periods reported, approximately 90% of our 12-month backlog estimate is committed backlog and approximately 10% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2013			December 31, 2012
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$571	$63	$634	$277	$69	$346
EMEA	130	38	168	143	37	180
Asia/Pacific	53	15	68	53	17	70

Total	$754	$116	$870	$473	$123	$596

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

RESULTS OF OPERATIONS

The following tables present the consolidated statements of income as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Income (amounts in thousands):

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$139,192	16.1%	$13,495	10.7%	$125,697	18.9%
Monthly license fees (MLFs)	94,739	11.0%	(1,410)	-1.5%	96,149	14.4%

License	233,931	27.0%	12,085	5.4%	221,846	33.3%
Maintenance	245,954	28.4%	46,078	23.1%	199,876	30.0%
Services	122,085	14.1%	(9,451)	-7.2%	131,536	19.7%
Hosting	262,958	30.4%	149,637	132.0%	113,321	17.0%

Total revenues	$864,928	100.0%	$198,349	29.8%	$666,579	100.0%

Total revenue for the year ended December 31, 2013 increased $198.3 million, or 29.8%, as compared to the same period in 2012. The increase is the result of a $12.1 million, or 5.4%, increase in license revenue, a $46.1 million, or 23.1%, increase in maintenance revenue and a $149.6 million, or 132.0%, increase in hosting revenue partially offset by a $9.5 million, or 7.2%, decrease in services revenue.

The increase in total revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to a $189.6 million, or 53.9%, increase in the Americas reportable segment and a $10.7 million, or 4.9%, increase in the EMEA reportable segment partially offset by a $2.0 million, or 2.1%, decrease in the Asia/Pacific reportable segment.

The addition of ORCC contributed $120.8 million, or 18.1%, of the increase in total revenue for the year ended December 31, 2013. The addition of OPAY contributed $23.3 million, or 3.5%, of the increase in total revenue for the year ended December 31, 2013. Excluding the impact of the addition of ORCC and OPAY, total revenue for the year ended December 31, 2013 increased $54.2 million, or 8.1%. The increase in total revenue, excluding the addition of ORCC and OPAY, is primarily due to the inclusion of S1 operations for a full year as well as increased sales and an increase in the number and size of projects that were completed and recognized during the year ended December 31, 2013 as compared to the same period in 2012.

License Revenue

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

As a result of the maturation of certain retail payment engine products, certain of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license revenues. Due to the relative size and varying periods over which these revenues are being recognized, our monthly license revenues have decreased as compared to the same period in 2012.

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue increased by $13.5 million, or 10.7%, during the year ended December 31, 2013, as compared to the same period in 2012 with the Americas reportable segment increasing by $25.5 million partially offset by decreases in the EMEA and Asia/Pacific reportable segments of $5.1 million and $6.9 million, respectively. The decrease in initial license revenue in the Asia/Pacific reportable segment is largely attributable to a larger number of customers converting from perpetual license arrangements to term and transaction based license arrangements during the year ended December 31, 2012 as compared to the same period in 2013. Included in the above are capacity related revenue increases of $23.6 million and $3.9 million in the Americas and Asia/Pacific reportable segments, respectively, partially offset by a decrease of $3.3 million in the EMEA reportable segment during the year ended December 31, 2013 as compared to the same period in 2012.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $1.4 million, or 1.5%, during the year ended December 31, 2013, as compared to the same period in 2012 with the Americas and EMEA reportable segments decreasing by $2.2 million and $0.1 million, respectively, partially offset by an increase in the Asia/Pacific reportable segment of $0.9 million. The decrease in monthly license revenue is primarily due to a decrease in the amount of initial license revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Revenue

Maintenance revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the year ended December 31, 2013, as compared to the same period in 2012 increased $46.1 million, or 23.1%, of which $1.3 million, or 0.1%, was due to the addition of ORCC. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $14.0 million, $23.1 million and $9.0 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

Services Revenue

Services revenue includes fees earned through implementation services, professional services and facilities management services. Implementation services include product installations, product configurations, and retrofit custom software modifications (“CSMs”). Professional services include business consultancy, technical consultancy, on-site support services, CSMs, product education, and testing services. These services include new customer implementations as well as existing customer migrations to new products or new releases of existing products. During the period in which non-essential services revenue is being deferred, direct and incremental costs related to the performance of these services are also being deferred. During the period in which essential services revenue is being deferred, direct and indirect costs related to the performance of these services are also being deferred.

Services revenue during the year ended December 31, 2013 as compared to the same period in 2012 decreased by $9.5 million, or 7.2%. Implementation and professional services decreased in the EMEA and Asia/Pacific reportable segment by $9.4 million and $5.0 million, respectively, partially offset by an increase in the Americas reportable segment of $4.9 million. Services revenue in the Americas reportable segment increased $0.9 million due to the addition of ORCC.

Hosting Revenue

Hosting revenue includes fees earned through hosting and on-demand arrangements. All revenue from hosting and on-demand arrangements that does not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in hosting revenue. For 2013, hosting revenue also includes fees paid by our clients as a part of the acquired EBPP products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled.

Hosting revenue during the year ended December 31, 2013 as compared to the same period in 2012 increased $149.6 million, or 132.0%, of which $141.8 million, or 125.1%, was due to the addition of ORCC and OPAY. The remaining increase is attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Operating Expenses

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Operating expenses:
Cost of license	$25,324	2.9%	$1,732	7.3%	$23,592	3.5%
Cost of maintenance, services and hosting	318,515	36.8%	116,463	57.6%	202,052	30.3%
Research and development	142,557	16.5%	8,798	6.6%	133,759	20.1%
Selling and marketing	99,828	11.5%	12,774	14.7%	87,054	13.1%
General and administrative	99,300	11.5%	(9,447)	-8.7%	108,747	16.3%
Depreciation and amortization	56,356	6.5%	19,353	52.3%	37,003	5.6%

Total operating expenses	$741,880	85.8%	$149,673	25.3%	$592,207	88.8%

Total operating expenses for the year ended December 31, 2013 increased $149.7 million, or 25.3%, as compared to the same period of 2012. Included in operating expenses for the year ended December 31, 2013 were approximately $108.1 million and $22.9 million of operating expenses from the addition of ORCC and OPAY, respectively. There were approximately $26.2 million and $31.5 million of significant transaction related expenses incurred in the years ended December 31, 2013, and December 31, 2012, respectively. Significant transaction related expenses for the year ended December 31, 2013 included $10.6 million of personnel related charges and $15.6 million of professional and other expenses related to the acquisition of ORCC and OPAY. Excluding these expenses, total operating expenses increased $24.0 million in the year ended December 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for a full twelve months.

Cost of License

The cost of license for our products sold includes third-party software royalties as well as the amortization of purchased and developed software for resale. In general, the cost of license for our products is minimal because we internally develop most of the software components, the cost of which is reflected in research and development expense as it is incurred as technological feasibility coincides with general availability of the software components.

Cost of license increased $1.7 million, or 7.3% in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to an increase in third party royalty fees.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services and hosting includes costs to provide hosting services and both the costs of maintaining our software products as well as the service costs required to deliver, install and support software at customer sites. Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support and production-type support for software that was previously installed at a customer location. Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support. Hosting costs related to the acquired EBPP products include payment card interchange fees, assessments payable to banks and payment card processing fees.

Cost of maintenance, services, and hosting increased $116.5 million, or 57.6% in the twelve months ended December 31, 2013 compared to the same period in 2012. There were $79.4 million and $18.8 million of ORCC and OPAY expenses, respectively, added in the twelve months ended December 31, 2013. Excluding these expenses, the cost of maintenance, services and hosting increased $18.3 million in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full twelve months.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $8.8 million, or 6.6% in the twelve months ended December 31, 2013 compared to the same period in 2012. There were $7.2 million and $0.6 million of ORCC and OPAY expenses, respectively, added in the twelve months ended December 31, 2013. Excluding these expenses, the cost of research and development increased $1.0 million in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for a full twelve months.

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

Selling and marketing expense increased $12.8 million, or 14.7% in the twelve months ended December 31, 2013 compared to the same period in 2012. There were $6.3 million and $1.0 million of ORCC and OPAY expenses, respectively, added in the twelve months ended December 31, 2013. Excluding these expenses, the cost of selling and marketing increased $5.5 million in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full twelve months.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $9.4 million, or 8.7%, in the twelve months ended December 31, 2013. There were approximately $26.2 million and $31.5 million of significant transaction related expenses incurred in the years ended December 31, 2013 and December 31, 2012, respectively. Significant transaction related expenses for the year ended December 31, 2013 included $10.6 million of personnel related charges and $15.2 million of professional and other expenses related to the acquisition of ORCC and OPAY. Excluding these expenses, total general and administrative expenses decreased $4.1 million in the twelve months ended December 31, 2013, primarily due to a net release of bad debt allowances.

Depreciation and Amortization

Depreciation and amortization expense increased $19.4 million, or 52.3%, in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(27,221)	-3.1%	$(16,804)	161.3%	$(10,417)	-1.6%
Interest income	659	0.1%	(255)	-27.9%	914	0.1%
Other, net	(3,327)	-0.4%	(3,726)	-933.8%	399	0.1%

Total other income (expense)	$(29,889)	-3.5%	$(20,785)	228.3%	$(9,104)	-1.4%

Interest expense for the year ended December 31, 2013 increased $16.8 million, or 161.3%, as compared to the same period in 2012 due to the increase in debt obtained in 2013 partially used to fund acquisitions. Interest income for the year ended December 31, 2013 decreased $0.3 million as compared to the same period in 2012.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency losses for the years ended December 31, 2013 and 2012 were $2.7 million and $0.8 million, respectively. We also realized a gain of $1.6 million on the shares of S1 stock previously held as available-for-sale during the year ended December 31, 2012.

Income Taxes

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Income tax expense	$29,291	3.4%	$12,869	78.4%	$16,422	2.5%
Effective Income tax rate	31.4%				25.2%

The effective tax rates for the years ended December 31, 2013 and 2012 were approximately 31.4% and 25.2%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2013 effective tax rate was most impacted by our operations in Canada, Singapore, South Africa and United Kingdom and our December 31, 2012 effective tax rates were most impacted by our operations in Canada, Ireland and United Kingdom where the tax rates are significantly less than the United States. Our effective rate is negatively impacted by the inclusion of certain foreign earnings in our US tax return. The effective tax rate for the year ended December 31, 2013 was positively impacted by (i) a $4.0 million benefit related to Research and Development tax incentives, (ii) the recognition of $1.4 million in tax benefits, including $0.5 million of R&D credits, as a result of implementing the 2012 American Taxpayer Relief Act and (iii) the release of $1.6 million valuation allowance, primarily related to US capital losses that were utilized in the year. The effective tax rate for the year ended December 31, 2012 was positively impacted by (i) a $1.6 million release of an accrued tax liability and (ii) a favorable adjustment of $1.7 million to the Company’s uncertain tax positions. The accrued tax liability and the accrual for uncertain positions are no longer required as the statute of limitations expired for the tax returns to which they are associated during 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

	2012				2011
	Amount	% of Total Revenue	$ Change vs 2011	% Change vs 2011	Amount	% of Total Revenue
Revenues:
Initial license	$125,697	18.9%	$51,507	69.4%	$74,190	16.0%
Monthly license	96,149	14.4%	(19,481)	-16.8%	115,630	24.9%

License	221,846	33.3%	32,026	16.9%	189,820	40.8%
Maintenance	199,876	30.0%	51,519	34.7%	148,357	31.9%
Services	131,536	19.7%	51,766	64.9%	79,770	17.2%
Hosting	113,321	17.0%	66,173	140.4%	47,148	10.1%

Total revenues	$666,579	100.0%	$201,484	43.3%	$465,095	100.0%

Total revenues for the year ended December 31, 2012 increased $201.5 million, or 43.3%, as compared to the same period in 2011. The increase is the result of a $32.0 million, or 16.9%, increase in license revenue, a $51.5 million, or 34.7%, increase in maintenance revenue, a $51.8 million, or 64.9%, increase in services revenue and a $66.2 million, or 140.4%, increase in hosting revenue.

The increase in total revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due to a $106.5 million, or 43.1%, increase in the Americas reportable segment, a $53.1 million, or 32.2%, increase in the EMEA reportable segment and a $41.8 million, or 76.8%, increase in the Asia/Pacific reportable segment.

The addition of S1 contributed $161.9 million, or 34.8%, of the increase in total revenue for the year ended December 31, 2012. Excluding the impact of the addition of S1, total revenue for the year ended December 31, 2012 increased $39.6 million, or 8.5%. The increase in total revenue, excluding the addition of S1, is primarily due to increased sales and an increase in the number and size of projects that were completed and recognized during the year ended December 31, 2012 as compared to the same period in 2011.

License Revenue

As a result of the maturation of certain retail payment engine products, certain of our initial license fees are being recognized ratably over an extended period. Initial license and capacity fees that are recognized as revenue ratably over an extended period are included in our monthly license revenues. Due to the relative size and varying periods over which these revenues are being recognized, our monthly license revenues have decreased as compared to the same period in 2011.

Initial License Revenue

Initial license revenue during the year ended December 31, 2012 compared to the same period in 2011, increased by $51.5 million, or 69.4%, of which $6.1 million, or 8.2% was due to the addition of S1. All reportable segments experienced increases in initial license revenue with the Americas, EMEA and Asia/Pacific reportable segments increasing by $4.3 million, $32.1 million and $15.1 million, respectively. The increase in initial license revenue in the Asia/Pacific reportable segment is largely attributable to customers converting from perpetual license arrangements to term and transaction based license arrangements during the year ended December 31, 2012 as compared to the same period in 2011. Included in the above are capacity related revenue increases of $9.4 million, $17.7 million and $1.3 million in the Americas, EMEA and Asia/Pacific reportable segments, respectively, in the year ended December 31, 2012 as compared to the same period in 2011.

Monthly License Revenue

Monthly license revenue decreased $19.5 million, or 16.8%, during the year ended December 31, 2012, as compared to the same period in 2011 with the Americas and EMEA reportable segments decreasing by $5.0 million and $16.4 million, respectively, partially offset by an increase in the Asia/Pacific reportable segment of $1.9 million. Monthly license revenue increased $5.0 million, or 4.3%, due to the addition of S1. The decrease in monthly license revenues is primarily due to a decrease in the amount of initial license revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Revenue

Maintenance revenue during the year ended December 31, 2012, as compared to the same period in 2011 increased $51.5 million, or 34.7%, of which $48.3 million, or 32.6%, was due to the addition of S1. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $26.6 million, $13.6 million and $11.3 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of enhanced support programs.

Services Revenue

Services revenue during the year ended December 31, 2012 as compared to the same period in 2011 increased by $51.8 million, or 64.9%, of which $43.3 million, or 54.2%, was due to the addition of S1. Implementation and professional services increased in the Americas, EMEA and Asia/Pacific reportable segment by $19.3 million, $19.0 million and $13.5 million, respectively.

Hosting Revenue

Hosting revenue during the year ended December 31, 2012 as compared to the same period in 2011 increased $66.2 million, or 140.4%, of which $59.2 million, or 125.6%, was due to the addition of S1. The remaining increase is primarily in the Americas reportable segment and can be attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Operating Expenses

	2012				2011
	Amount	% of Total Revenue	$ Change vs 2011	% Change vs 2011	Amount	% of Total Revenue
Operating expenses:
Cost of license	$23,592	3.5%	$8,174	53.0%	$15,418	3.3%
Cost of maintenance, services and hosting	202,052	30.3%	83,186	70.0%	118,866	25.6%
Research and development	133,759	20.1%	43,583	48.3%	90,176	19.4%
Selling and marketing	87,054	13.1%	6,132	7.6%	80,922	17.4%
General and administrative	108,747	16.3%	37,322	52.3%	71,425	15.4%
Depreciation and amortization	37,003	5.6%	14,946	67.8%	22,057	4.7%

Total operating expenses	$592,207	88.8%	$193,343	48.5%	$398,864	85.8%

Total operating expenses for the year ended December 31, 2012 increased $193.3 million, or 48.5%, as compared to the same period of 2011. Included in operating expenses for the year ended December 31, 2012 were approximately $159.0 million of operating expenses related to the addition of S1. Additionally, there were approximately $31.5 million and $6.7 million of significant transaction related expenses incurred in the year ended December 31, 2012, and December 31, 2011, respectively. Included in the $31.5 million of significant transaction related expenses for the year ended December 31, 2012 were $14.2 million of severance expense and accelerated share-based compensation expense, $4.1 million related to investment banking fees, $5.4 million related to IT outsource termination charges and data center relocations, $4.9 million related to facility termination charges and $2.9 million of additional professional fees related to the acquisition of S1. Excluding these expenses, total operating expenses increased $9.5 million in the year ended December 31, 2012 compared to the same period in 2011.

Cost of License

Cost of license increased $8.2 million, or 53.0%, in the year ended December 31, 2012 compared to the same period in 2011 primarily from $7.5 million of amortization for S1 acquisition software.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services, and hosting increased $83.2 million, or 70.0%, in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of $77.7 million from the addition of S1 and $6.6 million from an increase in the recognition of deferred costs associated with various go-live events.

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

General and Administrative

General and administrative expense increased $37.3 million, or 52.3%, in the year ended December 31, 2012 compared to the same period in 2011. There were approximately $31.5 million and $6.7 million of significant transaction related expenses incurred in the year ended December 31, 2012, and December 31, 2011, respectively. Included in the $31.5 million of significant transaction related expenses for the year ended December 31, 2012 were $14.2 million of severance expense and accelerated share-based compensation expense, $4.1 million related to investment banking fees, $5.4 million related to IT outsource termination charges, and data center relocations, $4.9 million related to facility termination charges and $2.9 million of additional professional fees related to the acquisition of S1. Additionally, $11.3 million of the increase was the result of the addition of S1. Excluding these expenses, total general and administrative expenses increased $1.2 million in the year ended December 31, 2012 compared to the same period in 2011, primarily due to decreased personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $14.9 million, or 67.8%, in the year ended December 31, 2012 compared to the same period in 2011 primarily as a result of $12.7 million from the addition of S1 and $1.1 million from the addition of North Data and Distra acquisition intangible amortization.

Other Income and Expense

	2012				2011
	Amount	% of Total Revenue	$ Change vs 2011	% Change vs 2011	Amount	% of Total Revenue
Other income (expense):
Interest expense	(10,417)	-1.6%	(7,986)	328.5%	(2,431)	-0.5%
Interest income	$914	0.1%	$(401)	-30.5%	$1,315	0.3%
Other, net	399	0.1%	1,201	-149.8%	(802)	-0.2%

Total other income (expense)	$(9,104)	-1.4%	$(7,186)	374.7%	$(1,918)	-0.4%

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

Income Taxes

	2012				2011
	Amount	% of Total Revenue	$ Change vs 2011	% Change vs 2011	Amount	% of Total Revenue
Income tax expense	$16,422	2.5%	$(2,039)	-11.0%	$18,461	4.0%
Effective Income tax rate	25.2%				28.7%

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

Segment Results for Years Ended December 31, 2013, 2012 and 2011

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Americas	$541,890	$352,197	$245,703
EMEA	228,679	218,015	164,874
Asia/Pacific	94,359	96,367	54,518

	$864,928	$666,579	$465,095

Income (loss) before income taxes:
Americas	$145,496	$103,165	$84,392
EMEA	87,522	78,848	45,755
Asia/Pacific	33,923	32,673	6,962
Corporate	(173,782)	(149,418)	(72,796)

	$93,159	$65,268	$64,313

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

The increase in revenue and income before taxes for the Americas geographic segment is primarily due to the acquisitions completed during the year ended December 31, 2013. The Corporate line item’s loss before income taxes increased for the year ended December 31, 2013 compared to the same period in 2012. This is primarily due to an increase in Corporate depreciation and amortization charges of $12.4 million and an increase in interest expense of $19.6 million in 2013 compared to 2012. This was partially offset by a decrease of significant transaction related expenses in 2013 of approximately $5.3 million compared to 2012.

The increase in revenue and income before taxes for all geographic segments is due to the acquisitions during the year ended December 31, 2012. The Corporate line item’s loss before income taxes increased for the year ended December 31, 2012 compared to the same period in 2011 due to approximately $31.5 million in significant transaction related expenses related to the acquisition of S1 compared to $6.7 million in the same period for 2011. In addition, Corporate depreciation and amortization expense increased $22.3 million for the year ended December 31, 2012 primarily due to the acquisition of S1. Interest expense increased Corporate expense by $8.0 million year ended December 31, 2012 compared to the same period in 2011. The remaining increase for the year ended December 31, 2012 compared to the same period in 2011 is due to additional corporate operating costs incurred with the addition of S1. These costs include both duplicative operating costs incurred before the synergy savings plans were fully implemented and increased corporate costs added to support the larger integrated Company.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; (iii) to fund cash portions of acquisitions, (iv) to fund stock repurchases and (v) to fund capital expenditures and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents and available borrowings under our Credit Agreement.

As of December 31, 2013, we had $95.1 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of December 31, 2013, $49.9 million of the $95.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$138,418	$(9,265)	$83,462
Investing activities	(410,714)	(342,940)	(47,683)
Financing activities	291,640	233,901	(8,721)

2013 compared to 2012

Net cash flows provided by operating activities for the year ended December 31, 2013 was $138.4 million compared to used of $9.3 million during the same period in 2012. The comparative period increase was primarily due to an additional $72.6 million in cash receipts from customers and an increase in net income of $15.0 million. In addition, we paid $20.7 million to settle the IBM alliance liability in 2012. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $113.9 million, net of $25.9 million in cash acquired, to acquire OPAY. We paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA. We also used cash of $32.6 million to purchase software, property and equipment.

In 2013, we received proceeds of $300.0 million from our Term Credit Facility to fund our purchase of ORCC. In addition, we received proceeds of $300.0 million from our Senior Notes during the year ended December 31, 2013. We used a portion of the proceeds to pay the $188.0 million balance of the Revolving Credit Facility and to repurchase $80.9 million of common stock. We repaid $30.9 million of the Term Credit Facility during the year ended December 31, 2013. In addition, during the year ended December 31, 2013, we received proceeds of $28.7 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $6.2 million for the repurchase of restricted stock and performance shares for tax withholdings. We paid $17.0 million in debt issuance costs in 2013. We also made payments to third-party institutions, primarily related to debt and capital leases, totaling $14.0 million.

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

Debt

Credit Agreement

As of December 31, 2013, we had $455.4 million and $300.0 million outstanding under the Term portion of Credit Agreement and our Senior Notes, respectively, with up to $250.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The Credit Agreement does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At December 31, 2013 (and at all times during the period) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2013 for our Credit Agreement was 2.42%.

On August 20, 2013, the Company completed a $300.0 million offering of 6.375% Senior Notes due in 2020 (the “Senior Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Senior Notes will mature on August 15, 2020.

We are not currently dependent upon short-term funding, and the limited availability of credit in the market has not affected our Credit Agreement, our liquidity or materially impacted our funding costs. However, due to the existing uncertainty in the capital and credit markets and the impact of the current economic conditions on our operating results and financial conditions, the amount of available unused borrowings under our existing Revolving portion of our Credit Agreement may be insufficient to meet our needs and/or our access to capital outside of our Credit Agreement may not be available on terms acceptable to us or at all.

Stock Repurchase Program

As of September 12, 2012, our Board of Directors had approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $262.1 million of our common stock. On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of our common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. On September 26, 2012, we repurchased 2,492,600 common stock warrants from IBM for $29.6 million.

In July 2013, our Board of Directors approved an additional $100 million for the stock repurchase program.

We repurchased 1,656,808 shares for $80.9 million under the program during the year ended December 31, 2013. Under the program to date, we have purchased 11,176,680 shares for approximately $325.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $109.7 million as of December 31, 2013. On February 24, 2014, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program. Subsequently, the Company has repurchased approximately 930,000 shares for $54.0 million.

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

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through October 2028. Additionally, we have entered into a Credit Agreement that matures in 2018 and have issued Senior Notes that mature in 2020.

Contractual obligations as of December 31, 2013 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$96,726	$18,360	$27,505	$17,113	$33,748
Term Credit Facility	455,383	47,313	136,023	272,047	—
Senior Notes	300,000	—	—	—	300,000
Term Credit Facility interest (1)	35,654	10,567	16,703	8,384	—
Senior Notes Interest (2)	133,875	19,125	38,250	38,250	38,250
Financed internally used software (3)	9,300	3,000	6,300	—	—

Total	$1,030,938	$98,365	$224,781	$335,794	$371,998

(1)	Based upon the debt outstanding and interest rate in effect at December 31, 2013 of 2.42%.
(2)	Based upon Senior Notes issued of $300 million at per annum rate of 6.375%.
(3)	During the year ended December 31, 2012, the Company financed through the vendor a five-year license agreement for certain internally used software for $14.8 million with annual payments due in April through 2016. Of this amount, $9.3 million remains outstanding at December 31, 2013 with $3.0 million included in other current liabilities and $6.3 million included in other non-current liabilities in our consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2013 is $15.0 million.

Off-Balance Sheet Arrangements

Settlement Accounts

We enter into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of our clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of our clients which are separate from our corporate assets. As we do not take ownership of the funds, the settlement accounts are not included in our balance sheet. We are entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in our determination of our fee structure for clients and represents a portion of the payment for services performed by us. The amount of settlement funds as of December 31, 2013 was $284.0 million.

We do not have any other obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our consolidated financial statements.

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

Our sales focus continues to shift to more complex arrangements involving multiple products. As a result of this shift to more complex, multiple product arrangements, absent other factors, we initially experience an increase in deferred revenue and a corresponding decrease in current period revenue due to differences in the timing of revenue recognition for the respective products. Revenues from more complex arrangements involving our newer products are typically recognized upon acceptance or first production use by the customer or are recognized over an extended implementation period. For those arrangements where revenues are being deferred and we determine that related direct and incremental costs are recoverable, such costs are deferred and subsequently expensed as the revenues are recognized.

When a software license arrangement includes services to provide significant modification or customization of software, those services are considered essential to the functionality of the software and are not considered to be separable from the software. Accounting for such services delivered over time is referred to as contract accounting. Under contract accounting, we generally use the percentage-of-completion method. Under the percentage-of-completion method, we record revenue for the software license and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. Estimated total labor hours for each contract are based on the project scope, complexity, skill level requirements, and similarities with other projects of similar size and scope. For those contracts subject to contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. We recognize revenue under these arrangements based on the lesser of payments that become due or the revenue calculated under the percentage-of-completion method based on progress toward completion in a given reporting period. For arrangements where we believe it is assured that no loss will be incurred under the arrangement and fair value for maintenance services does not exist, all revenue is deferred until services are completed.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2013 and December 31, 2012 our intangible assets, excluding goodwill, net of accumulated amortization, were $237.7 million and $127.9 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from three years to 20 years.

As of December 31, 2013 and 2012, our goodwill was $669.2 million and $501.1 million, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value substantially exceeded the current carrying value for all reporting units. No reporting units were deemed to be at risk of failing Step 1 of the goodwill impairment test under ASC No. 350.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2013, 2012 and 2011 pursuant to our 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2013, 2012 and 2011, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

The assumptions utilized in the Black-Scholes option-pricing model as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 11, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements.

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

To the extent recovery of deferred tax assets is not more likely than not, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we should determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (Topic 220) in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. These items are required for both interim and annual reporting for public companies and were adopted by us during the year ended December 31, 2013.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update is effective for us in the first quarter of fiscal 2014 and should be applied prospectively with retroactive application permitted. We already disclose uncertain tax benefits in accordance with this standard update and no material change is expected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2013. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2013, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $755.4 million of debt outstanding at December 31, 2013 with $300.0 million in Senior Notes and $455.4 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.42% at December 31, 2013. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2013.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013.

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

Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As permitted by applicable requirements, our evaluation of and conclusion on the effectiveness of internal control over financial reporting exclude Official Payments Holdings, Inc. (“OPAY”), which was acquired by us on November 4, 2013. The assets recorded for this business represented $243.8 million, or 14.5% of our total consolidated assets and contributed $23.3 million, or 2.7%, to total consolidated revenues for 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting

On November 5, 2013, the Company completed its acquisition of OPAY. The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through December 31, 2013 and believes the internal controls and procedures of OPAY have had a material effect on the Company’s internal control over financial reporting. See Note 2, Business Combination, to the Condensed Consolidated Financial Statements included in Item 81 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating OPAY operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

There have been no additional changes during the Company’s quarter ended December 31, 2013 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Official Payments Holdings, Inc. (“OPAY”), which was acquired on November 5, 2013 and whose financial statements constitute $243.8 million, or 14.5%, of total consolidated assets and $23.3 million, or 2.7% of total consolidate revenue as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at OPAY. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2014 (the “2014 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2014 Proxy Statement is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” “Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2014 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2014 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2014 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2014 Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2014 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2014

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$95,059	$76,329
Receivables, net of allowances of $4,459 and $8,117, respectively	203,575	217,321
Deferred income taxes, net	47,593	34,342
Recoverable income taxes	2,258	5,572
Prepaid expenses	22,549	16,746
Other current assets	65,328	5,816

Total current assets	436,362	356,126

Property and equipment, net	57,347	41,286
Software, net	191,468	129,314
Goodwill	669,217	501,141
Intangible assets, net	237,693	127,900
Deferred income taxes, net	48,852	63,370
Other noncurrent assets	40,912	31,749

TOTAL ASSETS	$1,681,851	$1,250,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,658	$33,926
Employee compensation	35,623	35,194
Current portion of long-term debt	47,313	17,500
Deferred revenue	122,045	139,863
Income taxes payable	1,192	3,542
Deferred income taxes, net	753	174
Other current liabilities	95,016	36,400

Total current liabilities	345,600	266,599

Noncurrent liabilities
Deferred revenue	45,656	51,519
Long-term debt	708,070	356,750
Deferred income taxes, net	11,000	14,940
Other noncurrent liabilities	27,831	26,721

Total liabilities	1,138,157	716,529

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock; $0.005 par value; 70,000,000 shares authorized; 46,606,796 shares issued at December 31, 2013 and 2012	232	232
Additional paid-in capital	543,163	534,953
Retained earnings	263,855	199,987
Treasury stock, at cost, 7,751,807 and 7,159,023 shares at December 31, 2013 and 2012, respectively	(240,241)	(186,784)
Accumulated other comprehensive loss	(23,315)	(14,031)

Total stockholders’ equity	543,694	534,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,681,851	$1,250,886

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011
Revenues
License	$233,931	$221,846	$189,820
Maintenance	245,954	199,876	148,357
Services	122,085	131,536	79,770
Hosting	262,958	113,321	47,148

Total revenues	864,928	666,579	465,095

Operating expenses
Cost of license (1)	25,324	23,592	15,418
Cost of maintenance, services and hosting (1)	318,515	202,052	118,866
Research and development	142,557	133,759	90,176
Selling and marketing	99,828	87,054	80,922
General and administrative	99,300	108,747	71,425
Depreciation and amortization	56,356	37,003	22,057

Total operating expenses	741,880	592,207	398,864

Operating income	123,048	74,372	66,231

Other income (expense)
Interest expense	(27,221)	(10,417)	(2,431)
Interest income	659	914	1,315
Other, net	(3,327)	399	(802)

Total other income (expense)	(29,889)	(9,104)	(1,918)

Income before income taxes	93,159	65,268	64,313
Income tax expense	29,291	16,422	18,461

Net income	$63,868	$48,846	$45,852

Earnings per common share
Basic	$1.63	$1.26	$1.37
Diluted	$1.60	$1.22	$1.34
Weighted average common shares outstanding
Basic	39,295	38,696	33,457
Diluted	40,018	39,905	34,195

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net income	$63,868	$48,846	$45,852
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	963	594
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	(1,557)	—
Foreign currency translation adjustments	(9,284)	3,824	(2,711)

Total other comprehensive income (loss):	(9,284)	3,230	(2,117)

Comprehensive income	$54,584	$52,076	$43,735

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	204	24,003	(171,676)	312,947	105,289	(15,144)	255,623
Net income	—	—	—	—	45,852	—	45,852
Other comprehensive loss	—	—	—	—	—	(2,117)	(2,117)
Shares issued and forefeited, net, under stock plans	—	—	9,007	(1,547)	—	—	7,460
Stock-based compensation	—	—	—	11,254	—	—	11,254
Repurchase of restricted stock for tax withholdings	—	—	(742)	—	—	—	(742)

Balance at December 31, 2011	204	24,003	(163,411)	322,654	151,141	(17,261)	317,330
Net income	—	—	—	—	48,846	—	48,846
Other comprehensive income	—	—	—	—	—	3,230	3,230
Issuance of 5,785,280 shares of common stock for acquisition of S1 Corporation	28	—	—	204,828	—	—	204,856
Issuance of 95,500 shares from treasury stock for acquisition of S1 Corporation	—	—	2,174	—	—	—	2,174
Repurchase of 1,437,692 shares of common stock	—	—	(57,836)	—	—	—	(57,836)
Issuance of 361,470 shares from treasury stock for common stock warrant exercises	—	(2,769)	9,404	5,231	—	—	11,866
Cash settlement of common stock warrants	—	(21,234)	—	(8,362)	—	—	(29,596)
Stock-based compensation	—	—	—	15,186	—	—	15,186
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	26,158	(4,584)	—	—	21,574
Repurchase of restricted stock for tax withholdings	—	—	(3,273)	—	—	—	(3,273)

Balance at December 31, 2012	232	—	(186,784)	534,953	199,987	(14,031)	534,357
Net Income	—	—	—	—	63,868	—	63,868
Other comprehensive loss	—	—	—	—	—	(9,284)	(9,284)
Stock-based compensation	—	—	—	13,572	—	—	13,572
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	33,677	(5,362)	—	—	28,315
Repurchase of 1,656,808 shares of common stock	—	—	(80,912)	—	—	—	(80,912)
Repurchase of restricted stock and performance shares for tax withholdings	—	—	(6,222)	—	—	—	(6,222)

Balance as of December 31, 2013	$232	$—	$(240,241)	$543,163	$263,855	$(23,315)	$543,694

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$63,868	$48,846	$45,852
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	18,751	13,284	7,541
Amortization	51,216	37,497	20,836
Amortization of deferred debt issuance costs	5,388	2,450	597
Deferred income taxes	9,573	4,775	7,513
Stock-based compensation expense	13,572	15,186	11,254
Excess tax benefit of stock options exercised	(6,960)	(3,543)	(1,879)
Other	(593)	150	54
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	22,496	(61,965)	(21,247)
Accounts payable	(13,548)	5,981	(4,963)
Accrued employee compensation	(24,501)	(29,026)	1,733
Repayment of IBM Alliance agreement liability	—	(20,667)	—
Current income taxes	9,360	(5,660)	6,301
Deferred revenue	(23,613)	(11,816)	14,809
Other current and noncurrent assets and liabilities	13,409	(4,757)	(4,939)

Net cash flows from operating activities	138,418	(9,265)	83,462

Cash flows from investing activities:
Purchases of property and equipment	(21,104)	(13,050)	(10,668)
Purchases of software and distribution rights	(11,497)	(3,612)	(8,309)
Purchase of available-for-sale securities	—	—	(10,000)
Acquisition of businesses, net of cash acquired	(378,113)	(325,232)	(16,850)
Other	—	(1,046)	(1,856)

Net cash flows from investing activities	(410,714)	(342,940)	(47,683)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,186	1,426	1,273
Proceeds from exercises of stock options	19,561	16,730	4,478
Excess tax benefit of stock options exercised	6,960	3,543	1,879
Repurchases of common stock	(80,912)	(57,836)	—
Repurchase of restricted stock and performance shares for tax withholdings	(6,222)	(3,273)	(742)
Proceeds from exercises of common stock warrants	—	11,866	—
Cash settlement of common stock warrants	—	(29,596)	—
Repayments of revolving credit facility	(228,000)	(6,000)	(150,000)
Proceeds from revolving credit facility	40,000	119,000	150,000
Proceeds from term portion of credit agreement	300,000	200,000	—
Proceeds from issuance of senior notes	300,000	—	—
Repayment of term portion of credit agreement	(30,867)	(13,750)	—
Payments on other debt and capital leases	(14,024)	(7,115)	(3,820)
Payment for debt issuance costs	(17,042)	(1,094)	(11,789)

Net cash flows from financing activities	291,640	233,901	(8,721)

Effect of exchange rate fluctuations on cash	(614)	(2,465)	(1,270)

Net increase (decrease) in cash and cash equivalents	18,730	(120,769)	25,788
Cash and cash equivalents, beginning of period	76,329	197,098	171,310

Cash and cash equivalents, end of period	$95,059	$76,329	$197,098

Supplemental cash flow information
Income taxes paid, net	$20,191	$28,900	$19,014
Interest paid	$14,598	$8,275	$1,783

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of their acquisition include: Official Payments Holdings, Inc. (“OPAY”), Online Resources Corporation (“ORCC”), and Profesionales en Transacciones Electonicas S.A. (“PTESA”) acquired during the year ended December 31, 2013 and S1 Corporation (“S1”), North Data Uruguay S.A. (“North Data”), and Distra Pty Ltd. (“Distra”) acquired during the year ended December 31, 2012. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition, Receivables and Deferred Revenue

License. The Company recognizes license revenue in accordance with ASC 985-605, Revenue Recognition: Software. For software license arrangements for which services rendered are primarily related to installation of core software and are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, vendor-specific objective evidence (“VSOE”) of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 985-605 to determine the amount of revenue to be allocated to the license element. Under ASC 985-605, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

When a software license arrangement includes services to provide significant modification or customization of software, those services are considered essential to the functionality of the software and are not separable from the software. These arrangements are accounted for in accordance with ASC 605-35, Revenue Recognition: Construction-Type and Production-Type Contracts, generally referred to as contract accounting. Under contract accounting, the Company generally uses the percentage-of-completion method. For those contracts subject to percentage-of-completion contract accounting, estimates of total revenue and profitability under the contract consider amounts due under extended payment terms. The Company recognizes revenue under these arrangements based on the lesser of payments that become due or the revenue calculated under the percentage-of-completion method. Under the percentage-of-completion method, the Company records revenue for the license and services over the development and implementation period, with the percentage of completion generally measured by the percentage of labor hours incurred to-date to estimated total labor hours for each contract. In the event project profitability is assured and estimable within a range, percentage-of-completion revenue recognition is computed using the lowest level of profitability in the range. If it is determined that a loss will result from the performance of a contract, the entire amount of the loss is recognized in the period in which it is determined that a loss will result.

For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery or when payment terms are significantly beyond the Company’s standard business practice, the license is deemed not to be fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the license is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met. For software license arrangements in which the Company has concluded that collection of the fees is not probable, revenue is recognized as cash is collected, provided all other conditions for revenue recognition have been met. In making the determination of collectability, the Company considers the creditworthiness of the customer, economic conditions in the customer’s industry and geographic location, and general economic conditions.

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

For software license arrangements in which the Company permits the customer to receive unspecified future software products during the software license term, the Company recognizes revenue ratably over the license term, provided all other revenue recognition criteria have been met. For software license arrangements in which the Company grants the customer a right to exchange the original software product for specified future software products with more than minimal differences in features, functionality, and/or price, during the license term, revenue is recognized upon the earlier of delivery of the additional software products or at the time the exchange right lapses. For customers granted a right to exchange the original software product for specified future software products where the Company has determined price, feature, and functionality differences are minimal, the exchange right is accounted for as a like-kind exchange and revenue is recognized upon delivery of the currently licensed product. For software license arrangements in which the customer is charged variable license fees based on usage of the product, the Company recognizes revenue as usage occurs over the term of the licenses, provided all other revenue recognition criteria have been met.

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

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods, or contain a range of possible non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term of PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license, maintenance and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Years Ended December 31,
	2013	2012	2011
Software license fees	$22,190	$38,226	$66,939
Maintenance fees	9,649	14,178	16,801
Services	10	830	1,362

Total	$31,849	$53,234	$85,102

Maintenance. The Company typically enters into multi-year time-based software license arrangements that vary in length but are generally five years. These arrangements include an initial (bundled) PCS term of one year with subsequent renewals for additional years within the initial license period. Effective July 2013, the Company establishes VSOE of the fair value of PCS by reference to stated renewals for all identified market segments. For arrangements in which the Company looks to substantive renewal rates to evidence VSOE of fair value of PCS and in which the PCS renewal rate and term are substantive, VSOE of fair value of PCS is determined by reference to the stated renewal rate. For these arrangements, PCS revenues are recognized ratably over the PCS term specified in the contract. In arrangements where VSOE of fair value of PCS cannot be determined (for example, a time-based software license with a duration of one year or less or when the range of possible PCS renewal amounts is not sufficiently narrow or is significantly below the Company’s normal pricing practices), the Company recognizes revenue for the entire arrangement ratably over the longer of the initial PCS term or the Services term (if any).

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

Hosting. Effective January 1, 2011, the Company adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, nor does the Company expect it to have a material impact on its future financial statements.

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

Hosting revenue also includes fees paid by our clients as a part of the acquired electronic bill presentment and payment products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. Hosting costs include payment card interchange fees, assessments payable to banks and payment card processing fees.

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

Deferred Revenue. Deferred revenue includes amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance, hosting and/or services in advance of recording the related revenue.

Receivables and Concentration of Credit Risk. Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services and software hosting revenues earned in the current period but billed in the following period as well as license revenues that are determined to be fixed and determinable but billed in future periods.

	December 31,
	2013	2012
Billed Receivables	$173,100	$184,430
Allowance for doubtful accounts	(4,459)	(8,117)

Billed, net	168,641	176,313
Accrued Receivables	34,934	41,008

Receivables, net	$203,575	$217,321

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2013 or 2012.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$(8,117)	$(4,843)	$(5,738)
Provision (increases) decreases	1,161	(3,173)	101
Amounts written off, net of recoveries	2,296	35	516
Foreign currency translation adjustments	201	(136)	278

Balance, end of period	$(4,459)	$(8,117)	$(4,843)

Provision (recovery) amounts recorded in general and administrative expenses during the years ended December 31, 2013, 2012 and 2011 reflect increases (decreases) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Other Current Assets and Other Current Liabilities

	Years Ended December 31,
	2013	2012
Settlement deposits	$27,770	$—
Settlement receivables	20,119	—
Current debt issuance costs	5,276	—
Other	12,163	5,816

Total other current assets	$65,328	$5,816

	Years Ended December 31,
	2013	2012
Settlement payables	$42,841	$—
Accrued interest	7,074	92
Vendor financed licenses	6,410	5,217
Royalties payable	5,627	5,656
Other	33,064	25,435

Total other current liabilities	$95,016	$36,400

Individuals and businesses settle their obligations to the Company’s various Clients, primarily utility and other public sector Clients, using credit or debit cards or via ACH payments. The Company creates a receivable for the amount due from the credit or debit card company and an offsetting payable to the Client. Once confirmation is received that the funds have been received, the Company settles the obligation to the Client. Due to timing, in some instances, the Company may receive the funds into bank accounts controlled by and in the Company’s name that are not disbursed to its Clients by the end of the day resulting in a settlement deposit on the Company’s books.

Off Balance Settlement Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2013 was $284.0 million.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2013 and 2012, net property and equipment consisted of the following (in thousands):

	Useful Lives	2013	2012
Computer and office equipment	3 to 5 years	$72,163	$56,706
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	15,210	10,369
Furniture and fixtures	7 years	10,537	13,894
Building and improvements	7—30 years	5,869	4,082
Land	Non depreciable	1,336	1,185

		105,115	86,236
Less: accumulated depreciation and amortization		(47,768)	(44,950)

Property and equipment, net		$57,347	$41,286

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

Amortization of software costs to be sold or marketed externally, begins when the product is available for licensing to customers and is determined on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of anticipated future gross revenue or remaining estimated economic life of the software product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of internal-use software is generally computed using the straight-line method over estimated useful lives of three to ten years.

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

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, covenants not to compete and acquired developed technologies, brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, the Company calculates an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value substantially exceeded the current carrying value for all reporting units for all periods.

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2013 and 2012, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2011	$198,598	$43,612	$19,366	$261,576
Total impairment prior to December 31, 2011	(47,432)	—	—	(47,432)

Balance, December 31, 2011	151,166	43,612	19,366	214,144
Goodwill from acquisitions (1)	117,669	111,865	52,393	281,927
Foreign currency translation adjustments	(45)	3,176	1,939	5,070

Balance, December 31, 2012	268,790	158,653	73,698	501,141
Goodwill from acquisitions (2)	173,101	—	(832)	172,269
Foreign currency translation adjustments	(625)	1,505	(5,073)	(4,193)

Balance, December 31, 2013	$441,266	$160,158	$67,793	$669,217

(1)	Addition relates to the goodwill acquired in the acquisitions of S1, North Data and Distra as discussed in Note 2.
(2)	Addition relates to the goodwill acquired in the acquisitions of OPAY, ORCC, PTESA and Distra as discussed in Note 2. The purchase price allocation for all 2013 acquisitions are preliminary as of December 31, 2013 and accordingly are subject to future changes during the maximum one-year allocation period.

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

Stock-Based Compensation Plans

In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Share based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black–Scholes option–pricing model to determine the fair value of stock options on the date of grant. The assumptions utilized in the Black-Scholes option-pricing model, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 11, Stock-Based Compensation Plans.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, Comprehensive Income (Topic 220) in the Accounting Standards Codifications (“ASC”). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications. These items are required for both interim and annual reporting for public companies and were adopted by the Company year ended December 31, 2013.

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

2. Acquisitions

Fiscal 2013 Acquisitions

In 2013, the Company completed three acquisitions at an aggregate cost of $378.1 million.

Official Payments Holdings, Inc.

On November 5, 2013, the Company completed the tender offer for Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries. The Company paid cash of $8.35 per share of common stock or approximately $139.8 million using funds on hand and $40 million drawn on the Revolving Credit Facility, which was repaid prior to year-end. As a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations, OPAY’s team, user base and vertical expertise make it an ideal match for the Company. The acquisition will further extend the Company’s presence in the Electronic Bill Presentment and Payment (“EBPP”) space, expanding its portfolio across key sectors including federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations.

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

The Company incurred approximately $1.2 million in transaction related expenses during the year ended December 31, 2013, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying consolidated statement of income.

OPAY contributed approximately $23.3 million in revenue and a less than $0.1 million in operating losses for the year ended December 31, 2013, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the acquisition of OPAY has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, property, intangible assets, and certain tax matters. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers.

Online Resources Corporation

On March 11, 2013, the Company completed the tender offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $132.9 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $260.1 million (the “Merger”). The Company has included the financial results of ORCC in the consolidated financial statements from the date of acquisition. As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC adds EBPP solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthens the Company’s online banking capabilities with complementary technology, and expands the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was canceled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

The Company used funds from the $300.0 million of senior bank financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 4, Debt, for terms of the financing arrangement.

The Company incurred approximately $5.4 million in transaction related expenses during the twelve months ended December 31, 2013, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying statement of income.

ORCC contributed approximately $120.8 million in revenue and $6.4 million in operating income for the year ended December 31, 2013, which includes severance expense related to the integration activities.

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

Profesionales en Transacciones Electronicas S.A.

During the first quarter of 2013, the Company acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”. The common stock of PTESA-E and PTESA-V were acquired for $2.8 million and the assets of PTESA-C were acquired for $11.4 million, for a total aggregate purchase price of $14.2 million paid in cash. The Company has included the financial results of PTESA in our consolidated financial statements from the date of acquisition. PTESA has been a long-term partner of the Company, serving customers in South America in sales, service and support functions. The addition of the PTESA team to the Company reinforces its commitment to serve the Latin American market.

Factors contributing to the purchase price that resulted in the goodwill (approximately $1.5 million of which is not tax deductible) include the acquisition of management, sales, and services personnel with the skills to market and support products of the Company in the Latin America region. Pro forma results are not presented because they are not material.

In connection with the acquisitions, the Company recorded the following amounts based upon its preliminary purchase price allocations during the year ended December 31, 2013, which are subject to completion of valuations and other analyses (in thousands, except weighted-average useful lives):

	Weighted-Average Useful Lives	Official Payments Holdings, Inc.	Online Resourses Corporation	PTESA
Current assets:
Cash and cash equivalents		$25,871	$9,930	$193
Billed and accrued receivables, net		2,858	19,394	327
Deferred income taxes, net		2,644	11,222	—
Other current assets		27,766	17,663	87

Total current assets acquired		59,139	58,209	607

Noncurrent assets:
Property and equipment		8,141	7,335	6
Goodwill		43,512	122,469	7,120
Software	10 years	20,000	62,215	7,732
Customer relationships	14 -15 years	47,500	68,750	—
Trademarks	3 -5 years	5,065	3,050	—
Other noncurrent assets		6,791	2,058	7

Total assets acquired		190,148	324,086	15,472

Current liabilities:
Accounts payable		8,572	15,393	341
Accrued employee compensation		14,905	10,549	261
Note payable		—	7,500	—
Other current liabilities		26,061	7,259	—

Total current liabilities acquired		49,538	40,701	602

Noncurrent liabilities:
Deferred income taxes, net		—	19,814	225
Other noncurrent liabilities acquired		828	3,453	439

Total liabilities acquired		50,366	63,968	1,266

Net assets acquired		$139,782	$260,118	$14,206

Fiscal 2012 Acquisition

In 2012, the Company completed three acquisitions at an aggregate cost of $641.7 million.

Distra Pty Ltd

On September 18, 2012, the Company closed the acquisition of 100% of Distra Pty Ltd (“Distra”). The Company has included the financial results of Distra in our consolidated financial statements from the date of acquisition. The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of the Company’s and Distra’s technologies will enable financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition will enable the Company’s payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

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

The Company used $73.7 million of its cash balance for the acquisition in addition to $295.0 million of senior bank financing arranged through Wells Fargo Securities, LLC. See Note 4, Debt, for terms of the financing arrangement.

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

The Company incurred approximately $6.1 million in transaction related expenses during the year ended December 31, 2012, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying consolidated statement of income.

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

In connection with the acquisitions, the Company recorded the following amounts based upon its purchase price allocations during the year ended December 31, 2013 (in thousands, except weighted-average useful lives):

	Weighted-Average Useful Lives	S1 Corporation	Distra Pty Ltd
Current assets:
Cash and cash equivalents		$97,748	$2
Billed and accrued receivables, net		65,329	338
Other current assets		16,791	1,152

Total current assets acquired		179,868	1,492

Noncurrent assets:
Property and equipment		18,440	96
Goodwill		256,244	21,307
Software	5 - 10 years	87,517	18,802
Customer relationships	10 -20 years	108,690	6,200
Trademarks	3 years	4,500	—
Covenant not to compete	3 years	360	—
Deferred income tax		40,634	12,331
Other noncurrent assets		11,004	—

Total assets acquired		707,257	60,228

Current liabilities:
Deferred revenue		34,671	320
Accrued employee compensation		34,689	1,205
Other current liabilities		28,387	736

Total current liabilities acquired		97,747	2,261

Noncurrent liabilities:
Deferred income tax		15,795	8,217
Other noncurrent liabilities acquired		6,431	—

Total liabilities acquired		119,973	10,478

Net assets acquired		$587,284	$49,750

The pro forma financial information in the table below presents the combined results of operations for the Company, OPAY and ORCC as if the acquisitions had occurred January 1, 2012 and S1 as if the acquisition had occurred on January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income for the years ended December 31, 2013, 2012 and 2011 to give effect to estimated adjustments to expenses to remove the amortization on eliminated OPAY, ORCC and S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting OPAY, ORCC and S1 debt and added estimated interest expense on the Company’s additional Term Credit Facility and Revolving Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the years ended December 31, 2013, 2012 and 2011.

	Pro Forma Results of Operations for the Year Ended December 31,
	2013	2012	2011
Total Revenues	$1,027,422	$1,017,681	$722,210
Net Income	78,002	64,443	46,221
Income per share
Basic	$1.99	$1.67	$1.18
Diluted	$1.95	$1.61	$1.15

3. Software and Other Intangible Assets

At December 31, 2013, software net book value totaled $191.5 million, net of $95.3 million of accumulated amortization. Included in this amount is software marketed for external sale of $94.0 million. The remaining software net book value of $97.5 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2012, software net book value totaled $129.3 million, net of $69.4 million of accumulated amortization. Included in this amount is software marketed for external sale of $100.4 million. The remaining software net book value of $28.9 million is comprised of various software that has been acquired or developed for internal use.

Amortization of acquired software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the years ended December 31, 2013, 2012 and 2011 totaled $13.6 million, $13.8 million, and $6.3 million, respectively. These software amortization expense amounts are reflected in cost of license in the consolidated statements of income.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use amortization expense recorded during the years ended December 31, 2013, 2012 and 2011 totaled $19.1 million, $11.6 million, and $8.1 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$277,356	$(49,410)	$227,946	$157,364	$(33,727)	$123,637
Purchased contracts	10,865	(10,865)	—	10,823	(10,549)	274
Trademarks and tradenames	13,995	(4,383)	9,612	5,830	(2,096)	3,734
Covenant not to compete	438	(303)	135	442	(187)	255

	$302,654	$(64,961)	$237,693	$174,459	$(46,559)	$127,900

Other intangible assets amortization expense recorded during the years ended December 31, 2013, 2012 and 2011 totaled $18.5 million, $12.1 million, and $6.4 million, respectively. Based on capitalized intangible assets at December 31, 2013, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2014	$35,411	$22,433
2015	29,061	19,103
2016	25,477	18,050
2017	21,288	15,765
2018	20,747	15,255
Thereafter	59,484	147,087

Total	$191,468	$237,693

4. Debt

As of December 31, 2013, the Company had $455.4 million and $300 million outstanding under our Term Credit Facility and Senior Notes, respectively, with up to $250 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement

The Company entered into the Credit Agreement (the “Credit Agreement”), as amended, with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan on November 10, 2011. The Credit Agreement consists of a five-year $250 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and a five-year $500 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

In connection with obtaining the credit agreement and its amendments, the Company incurred debt issue costs of $24.1 million, $11.8 million of which were paid at December 31, 2011, $1.0 million in 2012 and $11.3 million in 2013.

On August 20, 2013, upon the consummation of the offering of the 6.375% Senior Notes due in 2020 (the “Senior Notes”), the Fourth Amendment to the Credit Agreement originally entered into on November 10, 2011, became effective. The Fourth Amendment, among other things, extended the maturity date of the loans under the credit facility to August 20, 2018, and increased the amount the Company may request for optional incremental term loans and/or increases in the revolving commitment from $200 million to $300 million. The Fourth Amendment does not impact the interest rate schedule previously applied to the Credit Agreement.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at December 31, 2013 for the Credit Facility was 2.42%.

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

Senior Notes

On August 20, 2013, the Company completed a $300 million offering of Senior Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Senior Notes will mature on August 15, 2020. In connection with the issuance of the Senior Notes the Company incurred debt issue costs of $6.1 million, of which $5.9 million was paid as of December 31, 2013.

Maturities on long-term debt outstanding at December 31, 2013 are as follows (amounts in thousands):

Fiscal year ending December 31,
2014	$47,313
2015	65,055
2016	70,969
2017	70,969
2018	201,077
Thereafter	300,000

Total	$755,383

The Credit Agreement and Senior Notes also contain certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement or Senior Notes agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility or Senior Notes.

The Credit Facility will mature on August 20, 2018 and the Senior Notes will mature on August 20, 2020. The Revolving Credit Facility and Senior Notes will not amortize and the Term Credit Facility will amortize, with principal payable in consecutive quarterly installments.

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of December 31, 2013, and at all times during the period, the Company was in compliance with its financial debt covenants.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of our Senior Notes approximates the carrying value at December 31, 2013.

	December 31,
	2013	2012
Term credit facility	$455,383	$186,250
Revolving credit facility	—	188,000
6.375% Senior Notes, due August 2020	300,000	—

Total debt	755,383	374,250
Less current portion of term credit facility	47,313	17,500

Total long-term debt	$708,070	$356,750

Other

During the year ended December 31, 2012, the Company financed the five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016. Of this amount, $9.3 million is remaining as of December 31, 2013, with $3.0 million recorded in other current liabilities and $6.3 million in other noncurrent liabilities in the accompanying consolidated balance sheet.

5. Fair Value of Financial Instruments

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

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities of $10.6 million at December 31, 2011 were comprised entirely of S1 Corporation common stock. The Company utilized quoted prices from an active exchange market to fair value its equity securities. The Company acquired S1 during the first quarter of 2012, subsequently the S1 common stock has been delisted and all S1 assets and liabilities have been consolidated into the Company’s consolidated financial statements as of December 31, 2013 and 2012. The Company recognized a gain of approximately $1.6 million during the year ended December 31, 2012 related to price appreciation of the S1 shares held prior to the acquisition date. See Note 2 for further discussion.

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods presented in the table below.

The fair values of cash equivalents approximate the carrying values.

6. Corporate Restructuring and Other Organizational Changes

Employee Actions

During the year ended December 31, 2013, the Company reduced its headcount by 147 employees as a part of its integration of its recent acquisitions. In connection with these actions, approximately $8.9 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of income during the year ended December 31, 2013. The charges, by segment, were as follows for the year December 31, 2013: $6.3 million in the Americas segment, $2.2 million in the EMEA segment, and $0.4 million in the Asia/Pacific segment. Approximately $7.4 million of these termination costs were paid during the year ended December 31, 2013. The remaining liability is expected to be paid over the next 12 months.

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

Lease Terminations

During the year ended December 31, 2013, the Company ceased use of all or a portion of its leased facilities in Chantilly, VA, North Brunswick, NJ, Columbus, OH, Duluth, GA, and Bangalore, India, which resulted in additional expense of $1.7 million that was recorded in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2013.

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2012	$618	$1,296	$1,914
Restructuring charges incurred	8,885	—	8,885
Unfavorable lease liability	—	1,708	1,708
Amounts paid during the period	(7,996)	(1,091)	(9,087)
Foreign currency translation adjustments	(37)	(42)	(79)

Balance, December 31, 2013	$1,470	$1,871	$3,341

The $1.5 million for unpaid severance is included in employee compensation and the $1.9 million for unpaid facilities closures is included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2013.

7. Common Stock and Treasury Stock

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

On September 13, 2012, the Company’s Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. On September 21, 2012, the Company entered into an agreement to repurchase 2,492,600 common stock warrants from International Business Machines (“IBM”) for $29.6 million, which was funded under the stock repurchase plan.

In July 2013, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program.

The Company repurchased 1,656,808 shares for $80.9 million under the program during the year ended December 31, 2013. Under the program to date, the Company has purchased 11,176,680 shares for approximately $325.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $109.7 million as of December 31, 2013. On February 24, 2014, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended December 31, 2011 included 361,093 and 6,300 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2012 included 847,301 and 226,594 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2013 included 831,228, 8,663 and 327,576 shares issued pursuant to stock option exercises, Restricted share award (“RSA”) grants, and long-term incentive program performance share awards (“LTIP Performance Shares”) vesting, respectively.

8. Earnings Per Share

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average share outstanding:
Basic weighted average shares outstanding	39,295	38,696	33,457
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	723	1,209	738

Diluted weighted average shares outstanding	40,018	39,905	34,195

For the years ended December 31, 2013, 2012, and 2011, respectively, 1.5 million, 1.7 million and 3.3 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2013 and 2012 was 38,854,989 and 39,447,773, respectively.

9. Other, net

Other, net is comprised of the following items (in thousands):

	Years Ended December 31,
	2013	2012	2011
Foreign currency transaction losses	$(2,697)	$(750)	$(753)
Realized gain on available-for-sale securities	—	1,557	—
Other	(630)	(408)	(49)

Total	$(3,327)	$399	$(802)

10. Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income for the geographic regions of the Americas, EMEA and Asia/Pacific and the Corporate segment. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the Corporate segment. As such, the Company has concluded that its three geographic regions are its reportable segments.

The Company allocates segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization and other facility related costs are allocated as a percentage of the headcount by segment. The Corporate line item consists of the corporate overhead costs that are not allocated to operating segments. Corporate overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity and amortization of acquisition-related intangibles and software as well as other costs that are not considered when management evaluates segment performance.

The following is selected segment financial data for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Americas	$541,890	$352,197	$245,703
EMEA	228,679	218,015	164,874
Asia/Pacific	94,359	96,367	54,518

	$864,928	$666,579	$465,095

Depreciation and amortization expense:
Americas	$17,030	$10,917	$11,139
EMEA	6,310	5,175	4,473
Asia/Pacific	2,574	3,075	3,410
Corporate	44,053	31,614	9,355

	$69,967	$50,781	$28,377

Stock-based compensation expense:
Americas	$2,392	$256	$1,496
EMEA	759	439	403
Asia/Pacific	293	314	418
Corporate	10,128	14,177	8,937

	$13,572	$15,186	$11,254

Income (loss) before taxes:
Americas	$145,496	$103,165	$84,392
EMEA	87,522	78,848	45,755
Asia/Pacific	33,923	32,673	6,962
Corporate	(173,782)	(149,418)	(72,796)

	$93,159	$65,268	$64,313

	December 31,
	2013	2012
Long lived assets:
Americas—United States	$832,169	$453,102
Americas—Other	18,708	11,712
EMEA	262,906	256,556
Asia/Pacific	82,854	110,020

	$1,196,637	$831,390

	December 31,
	2013	2012
Total assets:
Americas—United States	$1,129,064	$635,558
Americas—Other	39,995	26,580
EMEA	380,320	404,016
Asia/Pacific	132,472	184,732

	$1,681,851	$1,250,886

Additionally, the Company offers seven primary product categories that are sold in each of the geographic regions listed above. Following are revenues, by product line (in thousands):

	Years Ended December 31,
	2013	2012	2011
Retail payments processing	$410,200	$372,942	$289,501
Online Banking and Community Financial Services	223,902	169,652	47,283
Wholesale banking payments	35,396	39,717	34,357
Payment fraud management	37,136	25,160	32,939
Card and merchant management	18,072	21,963	23,130
Tools and infrastructure	38,241	37,145	37,885
Billers	101,981	—	—

Total	$864,928	$666,579	$465,095

During the years ended December 31, 2013, 2012 and 2011, approximately 28%, 32%, and 43%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance.

During the years ended December 31, 2013, 2012 and 2011, revenues in the United States were approximately $450.3 million, $277.8 million, and $188.0 million, respectively.

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2013, 2012 and 2011. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2013, 2012 and 2011.

11. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000, or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2013, 2012 and 2011, totaled 42,856, 40,798 and 40,669, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation cost related to the ESPP for the year ended December 31, 2013 was $0.3 million. Compensation costs related to the ESPP for each of the two years ended December 31, 2012 and 2011 was approximately $0.2 million.

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

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2010	3,510,538	$21.55
Granted	367,202	28.95
Exercised	(361,093)	12.40
Forfeited	(26,591)	20.53

Outstanding, December 31, 2011	3,490,056	23.28
Granted	435,367	42.43
Exercised	(847,301)	19.74
Forfeited	(105,540)	22.19
Expired	(4,000)	10.19

Outstanding, December 31, 2012	2,968,582	27.15
Granted	402,673	57.90
Exercised	(826,061)	23.42
Forfeited	(75,158)	38.37
Expired	(429)	28.94

Outstanding, December 31, 2013	2,469,607	$33.07	5.74	$78,851,289

Exercisable, December 31, 2013	1,780,136	$26.48	4.36	$68,575,316

At December 31, 2013, we expect that 93.9% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012, and 2011 was $26.16, $20.56, and $14.00, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $25.5 million, $17.3 million, and $6.7 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718, with the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life (years)	6.2	6.2	5.9
Risk-free interest rate	1.6%	0.8%	1.4%
Expected volatility	46.0%	51.4%	50.6%
Expected dividend yield	—	—	—

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

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	—	$—
Transaction stock options converted upon acquisition of ORCC	37,468	91.92
Exercised	(5,167)	41.76
Cancelled	(11,486)	90.62

Outstanding as of December 31, 2013	20,815	$105.09	2.05	$67,559

Exercisable as of December 31, 2013	20,815	$105.09	2.05	$67,559

Long-term Incentive Program Performance Share Awards

During the years ended December 31, 2013, 2012, and 2011, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the fourth quarter of the year ended December 31, 2011, the Company revised the expected attainment for the awards granted in fiscal 2010 from 100% to 175% due to changes in forecasted sales and operating income. During the fourth quarter of the year ended December 31, 2013, the Company further revised the expected attainment for the awards granted in fiscal 2010 from 175% to 130% due to changes in actual sales and operating income. The expected attainment rates for the 2013, 2012 and 2011 grants are 100%.

At December 1, 2013, the LTIPs granted in 2010 were earned by the employees and the shares are expected to be issued in the first quarter of 2014. If a grantee voluntarily leaves the Company before issuance, they will be required to forfeit their LTIP awards. As such, the LTIP awards granted in fiscal 2010 are not vested until they are issued to the individuals in 2014.

A summary of the nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	499,035	$20.57
Granted	237,751	28.94
Forfeited or expired	(36,682)	18.92
Change in expected attainment for 2009 and 2010 grants	231,468	22.71

Nonvested at December 31, 2011	931,571	23.33
Granted	273,595	42.65
Forfeited or expired	(103,682)	23.12

Nonvested at December 31, 2012	1,101,484	28.14
Granted	266,102	60.91
Vested	(327,576)	16.83
Forfeited or expired	(62,837)	36.98
Change in expected attainment for 2010 grants	(70,981)	26.63

Nonvested at December 31, 2013	906,192	$41.35

During the year ended December 31, 2013, the Company had 327,576 LTIP shares vest. The Company withheld 112,754 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Restricted Share Awards

During the years ended December 31, 2013, 2012, and 2011, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

Nonvested Restricted Share Awards	Restricted Share Awards	Grant Date Fair Value
Nonvested at December 31, 2010	192,298	$18.42
Granted	6,300	28.95
Vested	(86,325)	18.31
Forfeited or expired	(12,250)	17.52

Nonvested at December 31, 2011	100,023	19.29
Granted	56,389	44.81
Vested	(79,299)	18.72
Forfeited or expired	(7,875)	16.78

Nonvested at December 31, 2012	69,238	41.02
Granted	8,663	48.29
Vested	(29,546)	37.06

Nonvested at December 31, 2013	48,355	$44.74

During the years ended December 31, 2013, 2012 and 2011, the Company had 29,546, 79,299, and 86,325 RSA shares vested, respectively. The Company withheld 10,582, 23,813, and 25,495, of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of December 31, 2013 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	—	$—
Transaction RSAs converted upon acquisition of S1	170,205	35.41
Vested	(100,685)	35.41
Forfeited	(19,276)	35.41

Nonvested as of December 31, 2012	50,244	35.41
Vested	(11,866)	35.41
Forfeited	(19,194)	35.41

Nonvested as of December 31, 2013	19,184	$35.41

During the years ended December 31, 2013 and 2012, 11,866 and 100,685 shares of the Transaction RSAs vested, respectively. The Company withheld 3,769 and 38,167 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2013, there were unrecognized compensation costs of $13.5 million related to nonvested stock options, $2.3 million related to the nonvested RSAs, and $22.0 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.4 years, 1.8 years and 2.5 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2013, 2012, and 2011 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $13.6 million, $15.2 million, and $11.3 million, respectively, with corresponding tax benefits of $5.2 million, $5.5 million, and $4.1 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the year ended December 31, 2013, 2012, and 2011 was $19.6 million, $16.7 million, $4.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $9.7 million, $6.3 million, and $2.5 million, for the year ended December 31, 2013, 2012, and 2011, respectively.

12. Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 100% of their annual eligible compensation up to a maximum of $17,500 (for employees who are under the age of 50 on December 31, 2013) or a maximum of $23,000 (for employees aged 50 or older on December 31, 2013). After one year of service, the Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2013, 2012 and 2011 was $5.4 million, $3.5 million and $2.8 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or 6.0% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during each of the years ended December 31, 2013, 2012 and 2011 was $1.3 million.

13. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$47,640	$(4,192)	$47,099
Foreign	45,519	69,460	17,214

Total	$93,159	$65,268	$64,313

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal
Current	$7,509	$1,236	$4,150
Deferred	9,491	56	6,456

Total	17,000	1,292	10,606
State
Current	2,492	1,150	1,649
Deferred	(1,687)	(142)	621

Total	805	1,008	2,270
Foreign
Current	9,717	9,258	5,149
Deferred	1,769	4,864	436

Total	11,486	14,122	5,585

Total	$29,291	$16,422	$18,461

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of income are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax expense at federal rate of 35%	$32,606	$22,844	$22,510
State income taxes, net of federal benefit	675	655	1,475
Change in valuation allowance	(1,615)	(2,680)	251
Foreign tax rate differential	(4,650)	(8,940)	(1,572)
Unrecognized tax benefit increase (decrease)	488	(1,665)	(1,882)
Effect of intellectual property transfer	—	—	(2,100)
Tax effect of foreign operations	5,906	5,311	373
Acquisition Costs	896	2,659	—
Tax benefit of research & development	(4,001)	(1,749)	—
Other	(1,014)	(13)	(594)

Income tax provision	$29,291	$16,422	$18,461

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2013, are Canada, Singapore, South Africa, and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the years ended December 31, 2012 and 2011 are Canada, Ireland and United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$148,499	$99,021
Foreign tax credits	27,240	19,359
Compensation	24,902	20,668
Deferred revenue	10,564	13,281
Tax basis in investments	15,536	17,723
Other	15,144	8,444

Gross deferred income tax assets	241,885	178,496
Less: valuation allowance	(39,749)	(37,941)

Net deferred income tax assets	$202,136	$140,555

Deferred income tax liabilities:
Depreciation and amortization	$(117,444)	$(57,957)

Total deferred income tax liabilities	(117,444)	(57,957)

Net deferred income taxes	$84,692	$82,598

Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset—current	$47,593	$34,342
Deferred income tax asset—noncurrent	48,852	63,370
Deferred income tax liability—current	(753)	(174)
Deferred income tax liability—noncurrent	(11,000)	(14,940)

Net deferred income taxes	$84,692	$82,598

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2013, the Company increased its valuation allowance by $1.8 million which relates primarily to tax attributes from acquisitions.

At December 31, 2013, the Company had domestic tax net operating losses (“NOLs”) of $353.8 million which will begin to expire in 2017. The Company had foreign tax NOLs of $76.8 million, of which $63.8 million may be utilized over an indefinite life, with the remainder expiring over the next 10 years. The Company has provided a $6.3 million valuation allowance against the tax benefit associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2013 of $24.2 million, for which a $8.1 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2014. The Company also had domestic general business credit carryforwards at December 31, 2013 of $7.7 million relating to the pre-acquisition periods of acquired companies, which will begin to expire in 2020.

The unrecognized tax benefit at December 31, 2013 and December 31, 2012 was $15.0 million and $13.1 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $13.2 million and $12.2 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Balance of unrecognized tax benefits at beginning of year	$13,079	$4,012	$8,414
Increases for tax positions of prior years	1,560	10,729	—
Decreases for tax positions of prior years	(327)	(4)	(310)
Increases for tax positions established for the current period	1,739	49	750
Decreases for settlements with taxing authorities	(61)	(27)	(36)
Reductions resulting from lapse of applicable statute of limitation	(901)	(1,697)	(4,678)
Adjustment resulting from foreign currency translation	(93)	17	(128)

Balance of unrecognized tax benefits at end of year	$14,996	$13,079	$4,012

The increases for tax positions of prior years for 2013 and 2012 in the above table include amounts from acquisitions completed during 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., Canada, India, Ireland, South Africa, and United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following 2009 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2006 and 2013.

The Internal Revenue Service has begun an audit of the Company’s calendar year 2010 and 2011 tax returns. The Company does not expect any adjustments from this audit that would have a material effect on the Company’s financial statements. The Company’s Indian income tax returns covering fiscal years 2002 through 2006 and 2010 through 2011 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.6 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2013 and December 31, 2012, $2.3 million and $1.8 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the statement of income for the years ended December 31, 2013, 2012, and 2011 is $0.4 million, $(0.2) million, and $(0.5) million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $173.3 million are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes that have not been provided is not practicable.

On January 2, 2013 the American Taxpayer Relief Act of 2012 was enacted, which included retroactive reinstatement of several tax laws to January 1, 2012. The effects on the Company of these retroactive changes in the tax law related to fiscal 2012 is $1.4 million, which was recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter in which the law was enacted.

14. Commitments and Contingencies

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

Total operating lease expense for the years ended December 31, 2013, 2012 and 2011 was $30.9 million, $26.5 million, and $20.0 million, respectively.

Aggregate minimum operating lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2014	$18,360
2015	14,700
2016	12,805
2017	9,257
2018	7,856
Thereafter	33,748

Total minimum lease payments	$96,726

Capital Leases

The Company is not committed to material leases of property under capital lease agreements at December 31, 2013.

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material effect on the Company’s financial statements.

Indemnities

Under certain customer contracts acquired in the acquisition of S1, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at December 31, 2013.

15. Quarterly Financial Data (unaudited)

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2013	2013	2013	2013	2013
Revenues:
License	$41,356	$53,714	$56,236	$82,625	$233,931
Maintenance	58,634	57,830	60,457	69,033	245,954
Services	23,929	26,964	30,240	40,952	122,085
Hosting	38,078	67,322	67,006	90,552	262,958

Total revenues	161,997	205,830	213,939	283,162	864,928

Operating expenses:
Cost of license (1)	5,918	6,169	5,888	7,349	25,324
Cost of maintenance, services and hosting (1)	61,871	82,573	80,948	93,123	318,515
Research and development	37,149	38,391	33,642	33,375	142,557
Selling and marketing	25,074	27,538	24,098	23,118	99,828
General and administrative	25,037	26,147	24,559	23,557	99,300
Depreciation and amortization	10,957	13,490	15,249	16,660	56,356

Total operating expenses	166,006	194,308	184,384	197,182	741,880

Operating income (loss)	(4,009)	11,522	29,555	85,980	123,048
Other income (expense):
Interest expense	(3,897)	(6,053)	(7,453)	(9,818)	(27,221)
Interest income	131	211	159	158	659
Other, net	3,165	(1,519)	(3,152)	(1,821)	(3,327)

Total other income (expense)	(601)	(7,361)	(10,446)	(11,481)	(29,889)

Income (loss) before income taxes	(4,610)	4,161	19,109	74,499	93,159
Income tax expense (benefit)	(2,444)	2,280	5,347	24,108	29,291

Net income (loss)	$(2,166)	$1,881	$13,762	$50,391	$63,868

Earnings (loss) per share
Basic (2)	$(0.05)	$0.05	$0.35	$1.30	$1.63
Diluted (2)	$(0.05)	$0.05	$0.35	$1.28	$1.60

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.
(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2013 due to rounding.

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2012	2012	2012	2012	2012
Revenues:
License	$50,910	$36,645	$39,560	$94,731	$221,846
Maintenance	43,735	49,359	47,920	58,862	199,876
Services	22,852	33,888	35,811	38,985	131,536
Hosting	20,128	29,905	31,771	31,517	113,321

Total revenues	137,625	149,797	155,062	224,095	666,579

Operating expenses:
Cost of license (1)	4,932	5,818	5,874	6,968	23,592
Cost of maintenance, services and hosting (1)	40,891	55,715	51,944	53,502	202,052
Research and development	30,933	35,027	34,213	33,586	133,759
Selling and marketing	20,698	23,178	20,448	22,730	87,054
General and administrative	34,362	28,236	24,533	21,616	108,747
Depreciation and amortization	7,422	9,681	9,742	10,158	37,003

Total operating expenses	139,238	157,655	146,754	148,560	592,207

Operating income (loss)	(1,613)	(7,858)	8,308	75,535	74,372
Other income (expense):
Interest expense	(1,891)	(2,875)	(2,620)	(3,031)	(10,417)
Interest income	249	234	222	209	914
Other, net	878	(347)	(1,430)	1,298	399

Total other income (expense)	(764)	(2,988)	(3,828)	(1,524)	(9,104)

Income (loss) before income taxes	(2,377)	(10,846)	4,480	74,011	65,268
Income tax expense (benefit)	(555)	(6,195)	(1,175)	24,347	16,422

Net income (loss)	$(1,822)	$(4,651)	$5,655	$49,664	$48,846

Earnings (loss) per share
Basic (2)	$(0.05)	$(0.12)	$0.14	$1.26	$1.26
Diluted (2)	$(0.05)	$(0.12)	$0.14	$1.24	$1.22

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.
(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2012 due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: February 28, 2014	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIP G. HEASLEY	President, Chief Executive Officer	February 28, 2014
Philip G. Heasley	and Director
(principal executive officer)

/S/ SCOTT W. BEHRENS	Senior Executive Vice President,	February 28, 2014
Scott W. Behrens	Chief Financial Officer and Chief Accounting Officer (principal financial officer)

/S/ HARLAN F. SEYMOUR	Chairman of the Board	February 28, 2014
Harlan F. Seymour	and Director

/S/ JAN H. SUWINSKI	Director	February 28, 2014
Jan H. Suwinski

/S/ JOHN D. CURTIS	Director	February 28, 2014
John D. Curtis

/S/ JOHN M. SHAY JR.	Director	February 28, 2014
John M. Shay Jr.

/S/ JAMES C. MCGRODDY	Director	February 28, 2014
James C. McGroddy

/S/ JOHN E. STOKELY	Director	February 28, 2014
John E. Stokely

EXHIBIT INDEX

Exhibit No.	Description

2.01 (1)	Transaction Agreement by and among ACI Worldwide, Inc., Antelope Acquisition Co., LLC and S1 Corporation

2.02 (2)	Transaction Agreement, dated January 30, 2013, by and among ACI Worldwide, Inc., Ocelot Acquisition Corp. and Online Resources Corporation.

2.03 (3)	Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

3.01 (4)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (5)	Amended and Restated Bylaws of the Company

4.01 (6)	Form of Common Stock Certificate

4.02 (7)	Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03	Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02)

10.01 (8)*	Stock and Warrant Holders Agreement, dated as of December 30, 1993

10.02 (9)*	ACI Holding, Inc. 1994 Stock Option Plan, as amended

10.03 (10)*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended

10.04 (11)*	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended

10.05 (12)*	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.06 (13)*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended

10.07 (14)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.08 (15)*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers

10.09 (16)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers

10.10 (17)*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan

10.11 (18)*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan

10.12 (19)*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan

10.13 (20)*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan

10.14 (21)*	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.15 (22)*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.16 (23)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.17 (24)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009

10.18 (25)*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005

10.19 (26)*	Executive Management Incentive Compensation Plan

10.20 (27)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan

10.21 (28)*	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers

10.22 (29)*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.23 (30)*	Amended and Restated Deferred Compensation Plan

10.24 (31)	Credit Agreement, dated November 10, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A. and the lenders that are party thereto

10.25 (32)	First Amendment and Consent and Waiver No. 3 to Credit Agreement, dated September 11, 2012, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association and the other lenders party thereto

10.26 (33)	Incremental Term Loan Agreement, dated March 7, 2013, by and among ACI Worldwide, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders that are party thereto

10.27 (34)	Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto
21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm (filed herewith)—Deloitte & Touche LLP

31.01	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 3, 2011.
(2)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed January 30, 2013.
(3)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(4)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013
(5)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.
(6)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(7)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(8)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(9)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(10)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(11)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(12)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement No. 333-113550 on Form S-8 filed June 11, 2008.
(13)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(14)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 19, 2012.
(15)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(16)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(18)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(19)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.
(20)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(21)	Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(22)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.
(24)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.
(25)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.
(26)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.
(27)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed on April 29, 2013.
(28)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.
(29)	Incorporated herein by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(30)	Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010
(31)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed November 14, 2011.
(32)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 17, 2012.
(33)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 11, 2013.
(34)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.