Form 10-Q
period 2014-03-31
ACI WORLDWIDE, INC.
filed 2014-05-02
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014, there were 37,925,346 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$58,936	$95,059
Receivables, net of allowances of $4,149 and $4,459, respectively	203,600	203,575
Deferred income taxes, net	71,051	47,593
Recoverable income taxes	2,927	2,258
Prepaid expenses	24,458	22,549
Other current assets	50,956	65,328

Total current assets	411,928	436,362

Property and equipment, net	55,988	57,347
Software, net	193,130	191,468
Goodwill	665,406	669,217
Intangible assets, net	232,053	237,693
Deferred income taxes, net	39,541	48,852
Other noncurrent assets	41,956	40,912

TOTAL ASSETS	$1,640,002	$1,681,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,882	$43,658
Employee compensation	32,294	35,623
Current portion of long-term debt	53,227	47,313
Deferred revenue	149,972	122,045
Income taxes payable	4,121	1,192
Deferred income taxes, net	940	753
Other current liabilities	70,818	95,016

Total current liabilities	353,254	345,600

Noncurrent liabilities
Deferred revenue	45,259	45,656
Long-term debt	725,285	708,070
Deferred income taxes, net	10,208	11,000
Other noncurrent liabilities	27,396	27,831

Total liabilities	1,161,402	1,138,157

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock; $0.005 par value; 140,000,000 shares authorized; 46,606,796 shares issued at March 31, 2014 and December 31, 2013	232	232
Additional paid-in capital	544,720	543,163
Retained earnings	258,080	263,855
Treasury stock, at cost, 8,680,947 and 7,751,807 shares at March 31, 2014 and December 31, 2013, respectively	(304,018)	(240,241)
Accumulated other comprehensive loss	(20,414)	(23,315)

Total stockholders’ equity	478,600	543,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,640,002	$1,681,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues
License	$35,702	$41,356
Maintenance	62,499	58,634
Services	22,588	23,929
Hosting	100,684	38,078

Total revenues	221,473	161,997

Operating expenses
Cost of license (1)	5,736	5,918
Cost of maintenance, services and hosting (1)	107,887	61,871
Research and development	37,456	37,149
Selling and marketing	27,909	25,074
General and administrative	25,116	25,037
Depreciation and amortization	17,078	10,957

Total operating expenses	221,182	166,006

Operating income (loss)	291	(4,009)

Other income (expense)
Interest expense	(9,175)	(3,897)
Interest income	199	131
Other, net	(1,057)	3,165

Total other income (expense)	(10,033)	(601)

Loss before income taxes	(9,742)	(4,610)
Income tax benefit	(3,967)	(2,444)

Net loss	$(5,775)	$(2,166)

Loss per common share
Basic	$(0.15)	$(0.05)
Diluted	$(0.15)	$(0.05)
Weighted average common shares outstanding
Basic	38,411	39,465
Diluted	38,411	39,465

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited and in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(5,775)	$(2,166)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,901	(10,456)

Total other comprehensive income (loss)	2,901	(10,456)

Comprehensive loss	$(2,874)	$(12,622)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
Balance as of December 31, 2013	$232	$543,163	$263,855	$(240,241)	$(23,315)	$543,694
Net loss	—	—	(5,775)	—	—	(5,775)
Other comprehensive income	—	—	—	—	2,901	2,901
Stock-based compensation	—	4,772	—	—	—	4,772
Shares issued and forfeited, net, under stock plans including income tax benefits, 339,887 shares	—	(3,215)	—	10,726	—	7,511
Repurchase of common stock, 1,192,809 shares	—	—	—	(70,000)	—	(70,000)
Repurchase of restricted stock and performance shares for tax withholdings, 76,218 shares	—	—	—	(4,503)	—	(4,503)

Balance as of March 31, 2014	$232	$544,720	$258,080	$(304,018)	$(20,414)	$478,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,775)	$(2,166)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,324	3,764
Amortization	15,282	10,422
Amortization of deferred debt issuance costs	1,348	960
Deferred income taxes	(11,277)	(6,096)
Stock-based compensation expense	4,772	3,950
Excess tax benefit of stock options exercised	(4,070)	(1,308)
Other	(63)	559
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(3,123)	30,671
Accounts payable	(1,480)	(9,215)
Accrued employee compensation	(3,580)	(12,281)
Current income taxes	6,166	4,278
Deferred revenue	26,896	15,938
Other current and noncurrent assets and liabilities	(15,163)	(4,549)

Net cash flows from operating activities	15,257	34,927

Cash flows from investing activities:
Purchases of property and equipment	(4,228)	(6,241)
Purchases of software and distribution rights	(3,580)	(2,764)
Acquisition of businesses, net of cash acquired	—	(264,202)

Net cash flows from investing activities	(7,808)	(273,207)

Cash flows from financing activities:
Proceeds from issuance of common stock	652	475
Proceeds from exercises of stock options	2,887	3,864
Excess tax benefit of stock options exercised	4,070	1,308
Repurchases of common stock	(70,000)	—
Repurchase of restricted stock and performance shares for tax withholdings	(4,503)	(5,520)
Proceeds from term portion of credit agreement	—	300,000
Proceeds from revolving credit facility	40,000	—
Repayment of revolving credit facility	(8,000)	—
Repayment of term portion of credit agreement	(8,871)	(3,750)
Payments on other debt and capital leases	(382)	(8,338)
Payment for debt issuance costs	(163)	(9,272)

Net cash flows from financing activities	(44,310)	278,767

Effect of exchange rate fluctuations on cash	738	(4,332)

Net increase (decrease) in cash and cash equivalents	(36,123)	36,155
Cash and cash equivalents, beginning of period	95,059	76,329

Cash and cash equivalents, end of period	$58,936	$112,484

Supplemental cash flow information
Income taxes paid, net	$5,114	$1,398
Interest paid	$12,394	$2,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. Results for the three months ended March 31, 2014 are not necessarily indicative of results that may be attained in the future.

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

Receivables, net

Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services and software hosting revenues earned in the current period but billed in the following period as well as license revenues that are determined to be fixed and determinable but billed in future periods.

	March 31,	December 31,
(in thousands)	2014	2013
Billed Receivables	$177,860	$173,100
Allowance for doubtful accounts	(4,149)	(4,459)

Billed, net	173,711	168,641
Accrued Receivables	29,889	34,934

Receivables, net	$203,600	$203,575

Other Current Assets and Other Current Liabilities

	March 31,	December 31,
(in thousands)	2014	2013
Settlement deposits	$19,933	$27,770
Settlement receivables	14,104	20,119
Current debt issuance costs	5,181	5,276
Other	11,738	12,163

Total other current assets	$50,956	$65,328

	March 31,	December 31,
(in thousands)	2014	2013
Settlement payables	$30,679	$42,841
Accrued interest	2,447	7,074
Vendor financed licenses	6,611	6,410
Royalties payable	5,128	5,627
Other	25,953	33,064

Total other current liabilities	$70,818	$95,016

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the funds are received from the source at the same time as the funds are sent to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which are separate from the Company’s corporate assets. As the Company does not take ownership of the funds, those settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of off balance sheet settlement funds as of March 31, 2014 and December 31, 2013 were $214.8 million and $284.0 million, respectively.

Accumulated Other Comprehensive Loss

The $20.4 million and $23.3 million accumulated other comprehensive loss included in the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively, represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the three months ended March 31, 2014 were as follows:

(in thousands)	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2013	$488,698	$160,158	$67,793	$716,649
Total impairment prior to December 31, 2013	(47,432)	—	—	(47,432)

Balance, December 31, 2013	441,266	160,158	67,793	669,217
Goodwill from acquisitions (1)	(5,026)	—	—	(5,026)
Foreign currency translation adjustments	(153)	163	1,205	1,215

Balance, March 31, 2014	$436,087	$160,321	$68,998	$665,406

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisitions of Official Payments Holdings, Inc. (“OPAY”), Online Resources Corporation (“ORCC”), and Profesionales en Transacciones Electronicas S.A. (“PTESA”) as discussed in Note 2. The purchase price allocation for OPAY is preliminary as of March 31, 2014 and accordingly is subject to future changes during the maximum one-year allocation period.

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

The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2013 annual impairment test and there have been no indications of impairment in the subsequent periods.

Revenue

Vendor Specific Objective Evidence (“VSOE”)

ASC 985-605 requires the seller of software that includes post contract customer support (maintenance or “PCS”) to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company has traditionally established VSOE of the fair value of PCS by reference to stated renewals, expressed in dollar terms, or separate sales with consistent pricing of PCS expressed in percentage terms. In determining whether a stated renewal is not substantive, the Company considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is consistent, the Company considers the population of separate sales that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.

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

Certain of the Company’s software license arrangements include PCS terms that fail to achieve VSOE of fair value due to non-substantive renewal periods or non-substantive PCS renewal amounts. For these arrangements, VSOE of fair value of PCS does not exist and revenues for the software license, PCS and services, if applicable, are considered to be one accounting unit and are therefore recognized ratably over the longer of the contractual service term or PCS term once the delivery of both services has commenced. The Company typically classifies revenues associated with these arrangements in accordance with the contractually specified amounts, which approximate fair value assigned to the various elements, including software license fees, maintenance fees and services, if applicable.

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Software license fees	$6,856	$5,801
Maintenance fees	2,216	2,321
Services	8	3

Total	$9,080	$8,125

2. Acquisitions

Fiscal 2013 Acquisitions

In 2013, the Company completed three acquisitions at an aggregate cost of $378.1 million.

Official Payments Holdings, Inc.

On November 5, 2013, the Company completed the tender offer for OPAY and all its subsidiaries. The Company paid cash of $8.35 per share of common stock or approximately $139.8 million using funds on hand and $40 million drawn on the Revolving Credit Facility, which was repaid prior to December 31, 2013. The Company has included the financial results of OPAY in the consolidated financial statements from the date of acquisition. As a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations, OPAY’s team, user base and vertical expertise made it an ideal match for the Company. The acquisition further extended the Company’s presence in the Electronic Bill Presentment and Payment (“EBPP”) space, expanding its portfolio across key sectors including federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations.

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

The Company made adjustments to the preliminary purchase price allocation as additional information became available for acquired intangibles and intellectual property, certain accruals and tax account balances. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

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

The consideration paid by the Company to complete the Merger has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses.

The Company made adjustments to finalize the purchase price allocation as additional information became available for certain accruals and deferred income taxes. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

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

In connection with the acquisitions, the Company recorded the following amounts based upon its purchase price allocations as of March 31, 2014. The purchase price allocation for OPAY is considered preliminary and is subject to completion of valuations and other analyses

		Official	Online
(in thousands, except weighted	Weighted-Average	Payments	Resources
average useful lives)	Useful Lives	Holdings, Inc.	Corporation	PTESA
Current assets:
Cash and cash equivalents		$25,871	$9,930	$193
Billed and accrued receivables, net		2,858	19,394	327
Deferred income taxes, net		2,443	11,726	—
Other current assets		27,766	17,643	95

Total current assets acquired		58,938	58,693	615

Noncurrent assets:
Property and equipment		8,141	7,335	6
Goodwill		38,715	122,247	7,113
Software	10 years	26,013	62,215	7,732
Customer relationships	14 -15 years	49,900	68,750	—
Trademarks	3 - 5 years	3,200	3,050	—
Other noncurrent assets		5,673	459	7

Total assets acquired		190,580	322,749	15,473

Current liabilities:
Accounts payable		8,869	15,394	341
Accrued employee compensation		15,006	10,549	261
Note payable		—	7,500	—
Other current liabilities		26,095	7,559	—

Total current liabilities acquired		49,970	41,002	602

Noncurrent liabilities:
Deferred income taxes, net		—	18,290	225
Other noncurrent liabilities acquired
		828	3,339	439

Total liabilities acquired		50,798	62,631	1,266

Net assets acquired		$139,782	$260,118	$14,207

OPAY and ORCC contributed approximately $71.7 million in revenue and $8.7 million in operating income to the period ended March 31, 2014, which includes severance expense related to the integration activities. ORCC contributed approximately $8.8 million in revenue and $1.1 million in operating losses to the period ended March 31, 2013, which included severance expense related to the integration activities.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of operations for ACI, ORCC and OPAY as if the acquisitions had occurred January 1, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net loss for the three months ended March 31, 2013 to give effect to estimated adjustments to expenses to remove the amortization on eliminated OPAY and ORCC historical identifiable intangible assets and add amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting OPAY and ORCC debt and add estimated interest expense on the Company’s additional Term Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the three months ended March 31, 2013.

Pro Forma Results of
Operations for the Three
Months Ended
(in thousands, except per share data)	March 31, 2013
Total Revenues	$228,160
Net loss	(3,325)
Loss per share
Basic	$(0.08)
Diluted	$(0.08)

3. Debt

As of March 31, 2014, the Company had $32.0 million, $446.5 million and $300.0 million outstanding under our Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $218 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2014 for the Credit Facility was 2.41%.

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

Senior Notes

On August 20, 2013, the Company completed a $300 million offering of Senior Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest began accruing on August 20, 2013. The Senior Notes will mature on August 15, 2020.

Maturities on long-term debt outstanding at March 31, 2014 are as follows:

Fiscal year ending
December 31,
(in thousands)
2014	$38,441
2015	65,055
2016	70,969
2017	70,969
2018	233,078
Thereafter	300,000

Total	$778,512

The Credit Agreement and Senior Notes also contain certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement or Senior Notes agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility or Senior Notes.

The Credit Facility will mature on August 20, 2018 and the Senior Notes will mature on August 15, 2020. The Revolving Credit Facility and Senior Notes will not amortize and the Term Credit Facility will amortize, with principal payable in consecutive quarterly installments.

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of March 31, 2014, and at all times during the period, the Company was in compliance with its financial debt covenants.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of our Senior Notes approximates the carrying value at March 31, 2014.

	As of March 31,	As of December 31,
(in thousands)	2014	2013
Term credit facility	$446,512	$455,383
Revolving credit facility	32,000	—
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	778,512	755,383
Less current portion of term credit facility	53,227	47,313

Total long-term debt	$725,285	$708,070

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 1,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2014 and 2013 totaled 10,782 and 9,606, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (Years)	Options
Outstanding as of December 31, 2013	2,469,607	$33.07
Granted	9,044	60.40
Exercised	(120,577)	23.90
Forfeited	(12,057)	54.47

Outstanding as of March 31, 2014	2,346,017	$33.54	5.69	$60,959,472

Exercisable as of March 31, 2014	1,665,677	$26.74	4.31	$54,047,694

As of March 31, 2014, the Company expects that 93.9% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $27.05 and $21.73, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2014 and 2013. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $4.7 million and $4.3 million, respectively.

The fair value of options granted during the three months ended March 31, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Expected life (years)	5.93	5.55
Interest rate	1.8%	0.8%
Volatility	45.2%	50.0%
Dividend yield	—	—

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

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic Value of
	Number of	Exercise	Contractual	In-the-Money
	Shares	Price	Term (Years)	Options
Outstanding as of December 31, 2013	20,815	$105.09
Exercised	(121)	41.76
Cancelled	(2,757)	101.35

Outstanding as of March 31, 2014	17,937	$106.09	2.09	$45,667

Exercisable as of March 31, 2014	17,937	$106.09	2.09	$45,667

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2014 and changes during the period are as follows:

	Number of	Weighted-
	Shares at	Average
	Expected	Grant Date
Nonvested LTIP Performance Shares	Attainment	Fair Value
Nonvested as of December 31, 2013	906,192	$41.35
Granted	6,355	60.40
Forfeited	(12,870)	47.14
Vested	(211,881)	26.63
Change in attainment for 2010 grants	8,742	26.63

Nonvested as of March 31, 2014	696,538	$45.71

During the three months ended March 31, 2014, 211,881 shares of the LTIPs vested. The Company withheld 76,093 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2014 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2013	48,355	$44.74
Vested	(334)	47.63
Forfeited	(487)	61.54

Nonvested as of March 31, 2014	47,534	$44.55

During the three months ended March 31, 2014, 334 shares of the RSAs vested. The Company withheld 125 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Stock Incentive Plan – S1 Corporation 2003 Stock Incentive Plan, as amended and restated

In relation to the acquisition of S1 Corporation (“S1”) in 2012, the Company amended the S1 Corporation 2003 Stock Incentive Plan, as previously amended and restated (the “S1 2003 Incentive Plan”). Restricted share awards (“RSAs) were granted to S1 employees by S1 Corporation prior to the acquisition by the Company in accordance with the terms of the Transaction Agreement (“Transaction RSAs”) under the S1 2003 Incentive Plan. These are the only equity awards currently outstanding under the S1 2003 Incentive Plan and no further grants will be made.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of March 31, 2014 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Transaction Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2013	19,184	$35.41
Forfeited	(2,987)	35.41

Nonvested as of March 31, 2014	16,197	$35.41

As of March 31, 2014, there were unrecognized compensation costs of $11.6 million related to nonvested stock options, $1.9 million related to the nonvested RSAs, and $19.5 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.2 years, 1.6 years and 2.3 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended March 31, 2014 and 2013 related to stock options, LTIP performance shares, RSAs, and the ESPP of $4.8 million and $3.9 million, respectively, with corresponding tax benefits of $1.8 million and $1.5 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the three months ended March 31, 2014 and 2013 was $2.9 million and $3.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.8 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

5. Software and Other Intangible Assets

At March 31, 2014, software net book value totaling $193.1 million, net of $103.2 million of accumulated amortization, includes the net book value of software marketed for external sale of $90.8 million. The remaining software net book value of $102.3 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2014 and 2013 totaled $3.5 million and $3.2 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $5.2 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	March 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	Amount	Amortization	Net Balance	Amount	Amortization	Net Balance
Customer relationships	$280,295	$(55,152)	$225,143	$277,356	$(49,410)	$227,946
Trademarks and tradenames	12,138	(5,333)	6,805	13,995	(4,383)	9,612
Covenant not to compete	438	(333)	105	438	(303)	135
Purchased Contracts	10,880	(10,880)	—	10,865	(10,865)	—

	$303,751	$(71,698)	$232,053	$302,654	$(64,961)	$237,693

Other intangible assets amortization expense for the three months ended March 31, 2014 and 2013 totaled $6.5 million and $3.8 million, respectively.

Based on capitalized software and other intangible assets at March 31, 2014, estimated amortization expense for future fiscal years is as follows:

		Other
		Intangible
	Software	Assets
Fiscal Year Ending December 31,	Amortization	Amortization
(in thousands)
Remainder of 2014	$27,839	$17,184
2015	31,507	19,883
2016	27,475	18,729
2017	21,818	17,166
2018	20,357	16,656
2019	18,469	16,335
Thereafter	45,665	126,100

Total	$193,130	$232,053

6. Corporate Restructuring and Other Organizational Changes

2014 Activities

During the three months ended March 31, 2014, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.8 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2014. The charges by segment were as follows: $1.7 million in the Americas segment, $0.1 million in the Asia/Pacific segment and less than $0.1 million in the EMEA segment. Approximately $1.6 million of termination costs were paid during the first quarter of 2014. The remaining liability is expected to be paid over the next 12 months.

2013 Activities

During the three months ended March 31, 2013, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.6 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2013. The charges were all in the Americas segment.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

		Facility
(in thousands)	Severance	Closures	Total
Balance, December 31, 2013	$1,470	$1,871	$3,341
Restructuring charges incurred	1,822	(196)	1,626
Amounts paid during the period	(1,608)	(564)	(2,172)
Foreign currency translation	(13)	—	(13)

Balance, March 31, 2014	$1,671	$1,111	$2,782

The $1.7 million for unpaid severance is included in accrued employee compensation and the $1.1 million for unpaid facility closures is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheet at March 31, 2014.

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

On September 13, 2012, the Company’s Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, the Company’s Board of Directors again approved an additional $100 million for the stock repurchase program.

The Company repurchased 1,192,809 shares for $70.0 million under the program during the three months ended March, 2014. Under the program to date, the Company has repurchased 12,369,489 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of March 31, 2014.

8. Earnings Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted average shares outstanding:
Basic weighted average shares outstanding	38,411	39,465
Add: Dilutive effect of stock options and restricted stock awards	—	—

Diluted weighted average shares outstanding	38,411	39,465

The diluted loss per share computation excludes 3.1 million and 3.8 million options to purchase shares, restricted share awards, and contingently issuable shares during the three months ended March 31, 2014 and 2013, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2014 and December 31, 2013 was 37,925,849 and 38,854,989, respectively.

9. Other, net

Other, net is comprised of the following items:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Foreign currency transaction gains (losses)	$(949)	$3,466
Other	(108)	(301)

Total	$(1,057)	$3,165

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

The following is selected segment financial data for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Revenues:
Americas	$154,769	$94,313
EMEA	47,461	47,571
Asia/Pacific	19,243	20,113

	$221,473	$161,997

Income (loss) before income taxes:
Americas	$16,281	$12,967
EMEA	17,510	15,055
Asia/Pacific	5,579	5,840
Corporate	(49,112)	(38,472)

	$(9,742)	$(4,610)

	March 31,	December 31,
(in thousands)	2014	2013
Total assets:
Americas—United States	$1,091,588	$1,129,064
Americas—Other	36,260	39,995
EMEA	383,160	380,320
Asia/Pacific	128,994	132,472

	$1,640,002	$1,681,851

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2014 and 2013. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2014 and 2013.

11. Income Taxes

The effective tax rate for the three months ended March 31, 2014 was a benefit of 40.7%. The earnings of the Company’s foreign entities for the three months ended March 31, 2014 were $5.6 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2014 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates, partially offset by profits in other foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $14.8 million as of March 31, 2014 and $15.0 million as of December 31, 2013, excluding related liabilities for interest and penalties of $2.3 million as of March 31, 2014 and December 31, 2013.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.9 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at March 31, 2014.

13. Subsequent Events

On April 10, 2014, the Company announced that its Board of Directors approved a three-for-one stock split effective through a dividend. Stockholders of record at the close of business on June 30, 2014 will receive two additional shares for every outstanding share held on the record date. The additional shares will be payable on July 10, 2014. This stock split is subject to stockholders approving an amendment to the Company’s certificate of incorporation to increase the number of authorized common shares. This stockholder approval is expected to be obtained at the June 18, 2014 annual meeting of stockholders.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 28, 2014. Results for the three months ended March 31, 2014, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide powers electronic payments and banking for nearly 2,600 financial institutions, retailers and processors around the world. Through our comprehensive suite of software products and hosted services, we deliver a broad range of solutions for payment processing; card and merchant management; online banking; mobile, branch and voice banking; fraud detection; trade finance; and electronic bill presentment and payment.

In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide, ACI Payment Systems, ACI Universal Payments and Official Payments brands.

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

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies some financial institutions, retailers, billers and electronic payment processors are seeking to transition their systems to make use of cloud technology. Our ACI On Demand SaaS hosting service addresses this market need.

Electronic payments fraud and compliance. As electronic payment transaction volumes increase, criminal elements continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Financial institutions, retailers and electronic payment processors continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, financial institutions in particular are being faced with increasing scrutiny and regulatory pressures. In addition, several high-profile data breaches at major retailers further heightened visibility and awareness of payments fraud and risk-related issues. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payment fraud and compliance activity.

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

Single Euro Payments Area (“SEPA”). The SEPA, primarily focused on the European Economic Community and the United Kingdom, is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. Deadlines for SEPA payment mechanisms will drive more volume to these systems with the potential to cause banks to review the capabilities of the systems supporting these payments. Our retail and wholesale banking solutions facilitate key functions that help financial institutions address these mandated regulations.

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

Global vendor sourcing. Global and regional financial institutions, processors and retailers are aiming to reduce costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both a customer and a delivery perspective enable us to be successful in this global sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, financial institutions are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented-architectures to allow for re-use of common electronic payment functions such as authentication, authorization, routing and settlement will become more common. Using these techniques, financial institutions will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our Universal Payments strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Our customers have been making use of existing products to deploy mobile banking, mobile payment, mobile commerce and mobile payment solutions for their customers in many countries. In addition, ACI has invested in mobile products of our own and via partnerships to support mobile functionality in the marketplace.

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

Restructuring

Employee Related Actions

During the three months ended March 31, 2014, we reduced our headcount as a part of our integration of our recent acquisitions. In connection with these actions, approximately $1.8 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2014. The charges for the three months ended March 31, 2014 were $1.7 million in the Americas segment, $0.1 million in the Asia/Pacific segment and less than $0.1 million in the EMEA segment, respectively. Approximately $1.6 million of termination costs were paid during the three months ended March 31, 2014. The remaining liability is expected to be paid over the next 12 months.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2014 and December 31, 2013 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2014	December 31, 2013

Americas	$2,858	$2,831
EMEA	767	747
Asia/Pacific	285	283

Total	$3,910	$3,861

	March 31, 2014	December 31, 2013

Committed	$1,629	$1,742
Renewal	2,281	2,119

Total	$3,910	$3,861

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2014 and December 31, 2013 (in millions). For all periods reported, approximately 90% of our 12-month backlog estimate is committed backlog and approximately 10% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	March 31, 2014			December 31, 2013
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total

Americas	$574	$64	$638	$571	$63	$634
EMEA	127	50	177	130	38	168
Asia/Pacific	52	16	68	53	15	68

Total	$753	$130	$883	$754	$116	$870

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended March 31, 2014 Compared to the Three-Month Period Ended March 31, 2013

Revenues

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue

Revenues:
Initial license fees (ILFs)	$11,623	5.2%	$(5,761)	-33.1%	$17,384	10.7%
Monthly license fees (MLFs)	24,079	10.9%	107	0.4%	23,972	14.8%

License	35,702	16.1%	(5,654)	-13.7%	41,356	25.5%
Maintenance	62,499	28.2%	3,865	6.6%	58,634	36.2%
Services	22,588	10.2%	(1,341)	-5.6%	23,929	14.8%
Hosting	100,684	45.5%	62,606	164.4%	38,078	23.5%

Total revenues	$221,473	100.0%	$59,476	36.7%	$161,997	100.0%

Total revenue for the three months ended March 31, 2014 increased $59.5 million, or 36.7%, as compared to the same period in 2013. The increase is the result of a $3.9 million, or 6.6%, increase in maintenance revenue and a $62.6 million, or 164.4%, increase in hosting revenue partially offset by a $5.7 million, or 13.7%, decrease in license revenue and a $1.3 million, or 5.6%, decrease in services revenue.

The increase in total revenue for the three months ended March 31, 2014 as compared to the same period in 2013 was due to a $60.5 million, or 64.1%, increase in the Americas reportable segment partially offset by a $0.1 million, or 0.2%, decrease in the EMEA reportable segment and a $0.9 million, or 4.3%, decrease in the Asia/Pacific reportable segment.

ORCC contributed an incremental $29.5 million, or 18.2%, of the increase in total revenue for the three months ended March 31, 2014 compared to the same period in 2013. The addition of OPAY contributed $33.5 million, or 20.6%, of the increase in total revenue for the three months ended March 31, 2014. Excluding the impact of the incremental revenue from ORCC and addition of OPAY revenues, total revenue for the three months ended March 31, 2014 decreased $3.5 million, or 2.3%. The decrease in total revenue, excluding the addition of ORCC and OPAY, is primarily due to a decline in initial license fee revenues recognized during the three months ended March 31, 2014 as compared to the same period in 2013.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue decreased by $5.8 million, or 33.1%, during the three months ended March 31, 2014, as compared to the same period in 2013. Initial license revenue decreased in the Americas, EMEA and Asia/Pacific reportable segments by $3.0 million, $1.1 million and $1.7 million, respectively. The decrease in initial license revenue is largely attributable to a decline in initial license fees as part of negotiated payment terms from sales made during the three months ended March 31, 2014 as compared to the same period in 2013. Included in the above are capacity related revenue decreases of $0.9 million, $0.7 million and $1.3 million in the Americas, EMEA and Asia/Pacific reportable segments, respectively, during the three months ended March 31, 2014 as compared to the same period in 2013.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue increased $0.1 million, or 0.4%, during the three months ended March 31, 2014, as compared to the same period in 2013 with the Asia/Pacific reportable segment increasing by $1.7 million offset by a decline in the Americas and EMEA reportable segments of $0.9 million and $0.7 million, respectively.

Maintenance Revenue

Maintenance revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended March 31, 2014, as compared to the same period in 2013 increased $3.9 million, or 6.6%, of which $0.4 million, or 0.6%, was due to incremental ORCC revenues. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $0.5 million, $1.6 million and $1.4 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

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

Services revenue during the three months ended March 31, 2014 as compared to the same period in 2013 decreased by $1.3 million, or 5.6%. Implementation and professional services decreased in the Americas and Asia/Pacific reportable segment by $0.3 million and $2.3 million, respectively, partially offset by an increase in the EMEA reportable segment of $1.3 million. The decrease in services revenue in the Americas reportable segment was partially offset by an increase of $0.7 million due to incremental ORCC revenues.

Hosting Revenue

Hosting revenue includes fees earned through hosting and on-demand arrangements. All revenue from hosting and on-demand arrangements that does not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in hosting revenue. For 2014, hosting revenue also includes fees paid by our clients as a part of the acquired EBPP products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled.

Hosting revenue during the three months ended March 31, 2014 as compared to the same period in 2013 increased $62.6 million, or 164.4%, of which $28.4 million and $33.5 million was due to incremental ORCC revenues and the addition of OPAY, respectively.

Operating Expenses

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue

Operating expenses:
Cost of license	$5,736	2.6%	$(182)	-3.1%	$5,918	3.7%
Cost of maintenance, services and hosting	107,887	48.7%	46,016	74.4%	61,871	38.2%
Research and development	37,456	16.9%	307	0.8%	37,149	22.9%
Selling and marketing	27,909	12.6%	2,835	11.3%	25,074	15.5%
General and administrative	25,116	11.3%	79	0.3%	25,037	15.5%
Depreciation and amortization	17,078	7.7%	6,121	55.9%	10,957	6.8%

Total operating expenses	$221,182	99.9%	$55,176	33.2%	$166,006	102.5%

Total operating expenses for the three months ended March 31, 2014 increased $55.2 million, or 33.2%, as compared to the same period of 2013. For the three months ended March 31, 2014, there were approximately $54.5 million of incremental operating expenses related to the added operations of ORCC and OPAY. There were approximately $5.7 million and $6.6 million of significant transaction related expenses incurred in the three months ended March 31, 2014, and March 31, 2013, respectively. Significant transaction related expenses for the three months ended March 31, 2014 included $2.0 million of personnel related charges, $2.3 million related to professional fees and contract termination costs for the data center and platform consolidations, and $1.4 million of professional and other expenses. Excluding these expenses, total operating expenses increased $1.5 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in personnel related expenses.

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

Cost of licenses decreased $0.2 million, or 3.1%, in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a decrease in third party fees.

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

Cost of maintenance, services, and hosting increased $46.0 million, or 74.4%, in the three months ended March 31, 2014 compared to the same period in 2013. There were $41.7 million of maintenance, services, and hosting expenses related to the incremental expenses of ORCC and the addition of OPAY operations in the three months ended March 31, 2014. Excluding these expenses, the cost of maintenance, services and hosting increased $4.3 million compared to the same period in 2013 primarily due to an increase in personnel related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $0.3 million, or 0.8%, in the three months ended March 31, 2014 compared to the same period in 2013. There were $2.7 million of research and development expenses related to the incremental expenses of ORCC and the addition of OPAY in the quarter ended March 31, 2014. Excluding these expenses, total research and development expenses decreased $2.4 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a decrease in personnel related expenses.

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

Selling and marketing expense increased $2.8 million, or 11.3%, in the three months ended March 31, 2014 compared to the same period in 2013. There were $2.0 million of selling and marketing expenses related to the incremental expenses of ORCC and the addition of OPAY operations in the quarter ended March 31, 2014. Excluding these expenses, selling and marketing expenses increased $0.8 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in professional promotion and advertising fees.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $0.1 million, or 0.3%, in the three months ended March 31, 2014. Included in general and administrative expenses for the three months ended March 31, 2014 were approximately $2.2 million of general and administrative expenses related to the incremental expenses of ORCC and the addition of OPAY operations. There were approximately $5.7 million and $6.6 million of significant transaction related expenses incurred in the three months ended March 31, 2014 and March 31, 2013, respectively. Significant transaction related expenses for the three months ended March 31, 2014 included $2.0 million of personnel related charges, $2.3 million of professional fees and contract termination costs related to data center and platform consolidations, and $1.4 million of professional and other expenses. Excluding these expenses, total general and administrative expenses decreased $1.2 million in the three months ended March 31, 2014 compared to the same period in the prior year, due to a decrease in personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $6.1 million, or 55.9%, in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to acquisition related assets.

Other Income and Expense

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue

Other income (expense):
Interest expense	$(9,175)	-4.1%	$(5,278)	135.4%	$(3,897)	-2.4%
Interest income	199	0.1%	68	51.9%	131	0.1%
Other, net	(1,057)	-0.5%	(4,222)	-133.4%	3,165	2.0%

Total other income (expense)	$(10,033)	-4.5%	$(9,432)	1569.4%	$(601)	-0.4%

Interest expense for the three months ended March 31, 2014 increased $5.3 million, or 135.4%, as compared to the same period in 2013 due to the increase in debt obtained in 2013 partially used to fund acquisitions. Interest income for the three months ended March 31, 2014 was flat as compared to the same period in 2013.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency gains (losses) for the three months ended March 31, 2014 and 2013 were ($0.9) million and $3.5 million, respectively.

Income Taxes

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue

Income tax benefit	$(3,967)	-1.8%	$(1,523)	62.3%	$(2,444)	-1.5%
Effective Income tax rate	40.7%				53.0%

The effective tax rate for the three months ended March 31, 2014 was a benefit of 40.7%. The earnings of our foreign entities for the three months ended March 31, 2014 were $5.6 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2014 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates, partially offset by profits in other foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Americas	$154,769	$94,313
EMEA	47,461	47,571
Asia/Pacific	19,243	20,113

	$221,473	$161,997

Income (loss) before income taxes:
Americas	$16,281	$12,967
EMEA	17,510	15,055
Asia/Pacific	5,579	5,840
Corporate	(49,112)	(38,472)

	$(9,742)	$(4,610)

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

The increase in revenue and expenses for the Americas segment during the three months ended March 31, 2014 is primarily due to the incremental expenses of ORCC and the addition of OPAY operations. The Company incurred significant transaction related expenses of approximately $5.7 million and $6.6 million during the three months ended March 31, 2014 and 2013, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $8.5 million and $6.7 million during the three months ended March 31, 2014 and 2013, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $9.2 million and $3.9 million during the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, we had $58.9 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of March 31, 2014, $47.2 million of the $58.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Three Months Ended March 31,

	2014	2013
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$15,257	$34,927
Investing activities	(7,808)	(273,207)
Financing activities	(44,310)	278,767

Net cash flows provided by operating activities for the three months ended March 31, 2014 amounted to $15.3 million as compared to $34.9 million during the same period in 2013. The comparative period decrease was primarily due to a reduction in cash receipts from customers of $22.8 million. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first three months of 2014, we used cash of $7.8 million to purchase software, property and equipment. During the three months ended March 31, 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA during the first three months of 2013.

During the three months ended March 31, 2014, we used $70.0 million to repurchase common stock. We received net proceeds of $32 million from the Revolving Credit Facility and we repaid $8.9 million of the Term Credit Facility during the three months ended March 31, 2014. In addition, during the first three months of 2014, we received proceeds of $7.6 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.5 million for the repurchase of restricted stock and performance shares for tax withholdings. In the first three months of 2013, we received proceeds of $300.0 million from our Term Credit Facility to fund our purchase of ORCC.

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

Debt

As of March 31, 2014, we had $32.0 million and $446.5 million outstanding under our Revolving and Term Credit Facilities, with up to $218 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At March 31, 2014 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2014 was 2.41%.

On August 20, 2013, the Company completed a $300 million offering of 6.375% Senior Notes due in 2020 (the “Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Notes will mature on August 15, 2020.

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

On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of our common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, our Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, our Board of Directors approved an additional $100 million for the stock repurchase program.

We repurchased 1,192,809 shares for $70.0 million under the program during the three months ended March 31, 2014. Under the program to date, we have purchased 12,369,489 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of March 31, 2014.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2014, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2013.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations
Revolving Credit Facility	$32,000	$—	$—	$32,000	$—
Revolving Credit Facility interest (1)	3,406	771	1,542	1,093	—

Total	$35,406	$771	$1,542	$33,093	$—

(1)	Based upon the debt outstanding and interest rate in effect at March 31, 2014 of 2.41%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at March 31, 2014 is $14.8 million.

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

During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates other than as disclosed in Note 1, Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed on February 28, 2014, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the three months ended March 31, 2014. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2014, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $778.5 million of debt outstanding at March 31, 2014 with $300.0 million in Senior Notes and $478.5 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.41% at March 31, 2014. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

On November 5, 2013, the Company completed its acquisition of OPAY. The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through March 31, 2014 and believes the internal controls and procedures of OPAY have had a material effect on the Company’s internal control over financial reporting. See Note 2, Business Combination , to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating OPAY operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended March 31, 2014, and determined that except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2013. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 through January 31, 2014	—		$—	—	$109,665,000
February 1, 2014 through February 28, 2014	1,177,593	(1)	58.55	1,101,500	143,869,000
March 1, 2014 through March 31, 2014	91,434	(1)	60.72	91,309	138,325,000

Total	1,269,027		$58.71	1,192,809

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2014, 211,881 and 334 shares of the LTIPs and RSAs vested. We withheld 76,093 and 125 of those shares, respectively, to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our Board of Directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 2,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. In February, 2014, our Board of Directors again approved an additional $100 million for stock repurchases. Approximately $138.3 million remains available at March 31, 2014. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

2.03(1)	Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

3.01(2)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02(3)	Amended and Restated Bylaws of the Company

4.01(4)	Form of Common Stock Certificate

4.02(5)	Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03	Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02).

10.25(6)	Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013.
(3)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(5)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(6)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 2, 2014	By:	/S/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.03(1)	Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

3.01(2)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02(3)	Amended and Restated Bylaws of the Company

4.01(4)	Form of Common Stock Certificate

4.02(5)	Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03	Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02).

10.25(6)	Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 13, 2013.
(3)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(5)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(6)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.