Form 10-Q
period 2014-06-30
ACI WORLDWIDE, INC.
filed 2014-07-31
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0772104
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Kraft Rd, Suite 300 Naples, FL 34105	(239) 403-4600
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

As of July 28, 2014 there were 114,079,905 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$54,982	$95,059
Receivables, net of allowances of $4,722 and $4,459, respectively	206,901	203,575
Deferred income taxes, net	74,247	47,593
Recoverable income taxes	3,009	2,258
Prepaid expenses	21,580	22,549
Other current assets	29,884	65,328

Total current assets	390,603	436,362

Property and equipment, net	54,731	57,347
Software, net	191,465	191,468
Goodwill	668,566	669,217
Intangible assets, net	224,505	237,693
Deferred income taxes, net	41,740	48,852
Other noncurrent assets	42,594	40,912

TOTAL ASSETS	$1,614,204	$1,681,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,235	$43,658
Employee compensation	36,665	35,623
Current portion of long-term debt	59,141	47,313
Deferred revenue	141,388	122,045
Income taxes payable	2,625	1,192
Deferred income taxes, net	691	753
Other current liabilities	55,639	95,016

Total current liabilities	337,384	345,600

Noncurrent liabilities
Deferred revenue	48,229	45,656
Long-term debt	693,500	708,070
Deferred income taxes, net	10,078	11,000
Other noncurrent liabilities	22,347	27,831

Total liabilities	1,111,538	1,138,157

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 139,820,388 shares issued at June 30, 2014 and December 31, 2013	698	698
Additional paid-in capital	547,201	542,697
Retained earnings	269,317	263,855
Treasury stock, at cost, 25,736,694 and 23,255,421 shares at June 30, 2014 and December 31, 2013, respectively	(300,454)	(240,241)
Accumulated other comprehensive loss	(14,096)	(23,315)

Total stockholders’ equity	502,666	543,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,614,204	$1,681,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
License	$61,377	$53,714	$97,079	$95,070
Maintenance	62,309	57,830	124,808	116,464
Services	24,991	26,964	47,579	50,893
Hosting	106,131	67,322	206,815	105,400

Total revenues	254,808	205,830	476,281	367,827

Operating expenses
Cost of license (1)	6,897	6,169	12,633	12,087
Cost of maintenance, services and hosting (1)	112,595	82,573	220,482	144,444
Research and development	38,876	38,391	76,332	75,540
Selling and marketing	28,007	27,538	55,916	52,612
General and administrative	24,682	26,147	49,798	51,184
Depreciation and amortization	17,010	13,490	34,088	24,447

Total operating expenses	228,067	194,308	449,249	360,314

Operating income	26,741	11,522	27,032	7,513

Other income (expense)
Interest expense	(9,329)	(6,053)	(18,504)	(9,950)
Interest income	135	211	334	342
Other, net	(3,901)	(1,519)	(4,958)	1,646

Total other income (expense)	(13,095)	(7,361)	(23,128)	(7,962)

Income (loss) before income taxes	13,646	4,161	3,904	(449)
Income tax expense (benefit)	2,409	2,280	(1,558)	(164)

Net income (loss)	$11,237	$1,881	$5,462	$(285)

Income (loss) per common share
Basic	$0.10	$0.02	$0.05	$(0.00)
Diluted	$0.10	$0.02	$0.05	$(0.00)
Weighted average common shares outstanding
Basic	113,907	119,505	114,663	118,781
Diluted	115,977	121,502	116,812	118,781

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$11,237	$1,881	$5,462	$(285)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,318	(9,417)	9,219	(19,873)

Total other comprehensive income (loss)	6,318	(9,417)	9,219	(19,873)

Comprehensive income (loss)	$17,555	$(7,536)	$14,681	$(20,158)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,462	$(285)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	10,558	7,964
Amortization	30,591	23,142
Amortization of deferred debt issuance costs	2,680	2,516
Deferred income taxes	(12,134)	(6,776)
Stock-based compensation expense	9,188	7,724
Excess tax benefit of stock options exercised	(4,382)	(1,681)
Other	671	2,035
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(9,279)	22,028
Accounts payable	(3,203)	(10,731)
Accrued employee compensation	659	(8,012)
Current income taxes	4,728	3,780
Deferred revenue	20,337	21,737
Other current and noncurrent assets and liabilities	(7,553)	(5,810)

Net cash flows from operating activities	48,323	57,631

Cash flows from investing activities:
Purchases of property and equipment	(8,319)	(9,050)
Purchases of software and distribution rights	(6,991)	(4,578)
Acquisition of businesses, net of cash acquired	—	(264,202)
Other	(1,500)	—

Net cash flows from investing activities	(16,810)	(277,830)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,338	938
Proceeds from exercises of stock options	4,117	5,583
Excess tax benefit of stock options exercised	4,382	1,681
Repurchases of common stock	(70,000)	(12,068)
Repurchase of restricted stock and performance shares for tax withholdings	(4,533)	(5,574)
Proceeds from term portion of credit agreement	—	300,000
Proceeds from revolving credit facility	50,000	—
Repayment of revolving credit facility	(35,000)	—
Repayment of term portion of credit agreement	(17,742)	(13,125)
Payments on other debt and capital leases	(6,687)	(11,717)
Payment for debt issuance costs	(163)	(9,536)
Distribution to noncontrolling interest	(1,391)	—

Net cash flows from financing activities	(75,679)	256,182

Effect of exchange rate fluctuations on cash	4,089	(4,571)

Net increase (decrease) in cash and cash equivalents	(40,077)	31,412
Cash and cash equivalents, beginning of period	95,059	76,329

Cash and cash equivalents, end of period	$54,982	$107,741

Supplemental cash flow information
Income taxes paid, net	$13,176	$7,668
Interest paid	$15,630	$7,315

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. Results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be attained in the future.

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

Receivables, net

Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services and software hosting revenues earned in the current period but billed in the following period as well as license revenues that are determined to be fixed and determinable but that will be billed in future periods.

(in thousands)	June 30, 2014	December 31, 2013
Billed Receivables	$179,512	$173,100
Allowance for doubtful accounts	(4,722)	(4,459)

Billed, net	174,790	168,641
Accrued Receivables	32,111	34,934

Receivables, net	$206,901	$203,575

Other Current Assets and Other Current Liabilities

(in thousands)	June 30, 2014	December 31, 2013
Settlement deposits	$7,564	$27,770
Settlement receivables	5,472	20,119
Current debt issuance costs	5,075	5,276
Other	11,773	12,163

Total other current assets	$29,884	$65,328

(in thousands)	June 30, 2014	December 31, 2013
Settlement payables	$12,540	$42,841
Accrued interest	7,219	7,074
Vendor financed licenses	7,123	6,410
Royalties payable	4,201	5,627
Other	24,556	33,064

Total other current liabilities	$55,639	$95,016

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the funds are received from the source at the same time as the funds are sent to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which are separate from the Company’s corporate assets. As the Company does not take ownership of the funds, those settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of off balance sheet settlement funds as of June 30, 2014 and December 31, 2013 were $208.6 million and $284.0 million, respectively.

Accumulated Other Comprehensive Loss

The $14.1 million and $23.3 million accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the six months ended June 30, 2014 were as follows:

(in thousands)	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2013	$488,698	$160,158	$67,793	$716,649
Total impairment prior to December 31, 2013	(47,432)	—	—	(47,432)

Balance, December 31, 2013	441,266	160,158	67,793	669,217
Goodwill from acquisitions (1)	(3,192)	—	—	(3,192)
Foreign currency translation adjustments	238	312	1,991	2,541

Balance, June 30, 2014	$438,312	$160,470	$69,784	$668,566

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisitions of Official Payments Holdings, Inc. (“OPAY”), Online Resources Corporation (“ORCC”), and Profesionales en Transacciones Electronicas S.A. (“PTESA”) as discussed in Note 3. The purchase price allocation for OPAY is preliminary as of June 30, 2014 and accordingly is subject to future changes during the maximum one-year allocation period.

In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, Europe/Middle East/Africa (“EMEA”), and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2013 annual impairment test and there have been no indications of impairment in the subsequent periods.

Noncontrolling Interest

On April 10, 2014, the Company dissolved its partnership based in South Africa with Cornastone Technology Investments (Proprietary) Limited (“CTI”). As a result, the Company paid CTI approximately $1.5 million during the three months ended June 30, 2014 for CTI’s noncontrolling interest and loan balance. Noncontrolling interest in this partnership of $1.1 million was included in other noncurrent liabilities as of December 31, 2013.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Software license fees	$5,784	$5,559	$12,640	$11,360
Maintenance fees	2,197	2,447	4,413	4,768
Services	5	—	13	3

Total	$7,986	$8,006	$17,066	$16,131

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. Stock Split

On April 10, 2014, the Company announced that its Board of Directors approved a three-for-one stock split of the Company’s common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The Company’s par value remained $0.005 per common share, resulting in the necessity for an adjustment to increase the total common stock balance with an equal and offsetting adjustment to additional paid-in capital. Stockholders’ equity and all references to share and per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.

3. Acquisitions

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

Each outstanding option to acquire OPAY common stock was cancelled and terminated at the effective time of the acquisition and converted into the right to receive cash with respect to the number of shares of OPAY common stock that would have been issuable upon a net exercise of such option, assuming the market value of the OPAY common stock at the time of such exercise was equal to the $8.35 per common stock tender offer. Any outstanding option with a per share exercise price that was greater than or equal to such amount was cancelled and terminated and no payment was made with respect thereto. In addition, each OPAY restricted stock unit award outstanding immediately prior to the effective time of the tender offer was fully vested and cancelled, and each holder of such awards became entitled to receive the $8.35 per common stock tender offer for each share of OPAY common stock into which the vested portion of the awards would otherwise have been converted.

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

Online Resources Corporation

On March 11, 2013, the Company completed the tender offer for ORCC and all its subsidiaries. The Company paid cash of $3.85 per share of common stock for approximately $132.9 million and $127.2 million for the Series A-1 Convertible Preferred Stock for a total purchase price of $260.1 million (the “Merger”). The Company has included the financial results of ORCC in the consolidated financial statements from the date of acquisition. As a leading provider of online banking and full service bill pay solutions, the acquisition of ORCC added EBPP solutions as a strategic part of ACI’s Universal Payments portfolio. It also strengthened the Company’s online banking capabilities with complementary technology, and expanded the Company’s leadership in serving community banking and credit union customers.

Each outstanding option to acquire ORCC common stock was cancelled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and received $3.85 per share.

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

In connection with the acquisitions, the Company recorded the following amounts based upon its purchase price allocations as of June 30, 2014. The purchase price allocation for OPAY is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Official Payments Holdings, Inc.	Online Resources Corporation	PTESA
Current assets:
Cash and cash equivalents		$25,871	$9,930	$193
Billed and accrued receivables, net		2,858	19,394	327
Deferred income taxes, net		2,443	11,726	—
Other current assets		27,779	17,643	95

Total current assets acquired		58,951	58,693	615

Noncurrent assets:
Property and equipment		8,141	7,335	6
Goodwill		40,549	122,247	7,113
Software	10 years	25,113	62,215	7,732
Customer relationships	14 - 15 years	47,400	68,750	—
Trademarks	3 - 5 years	3,000	3,050	—
Other noncurrent assets		7,269	459	7

Total assets acquired		190,423	322,749	15,473

Current liabilities:
Accounts payable		8,839	15,394	341
Employee compensation		15,006	10,549	261
Note payable		—	7,500	—
Other current liabilities		25,968	7,559	—

Total current liabilities acquired		49,813	41,002	602

Noncurrent liabilities:
Deferred income taxes, net		—	18,290	225
Other noncurrent liabilities		828	3,339	439

Total liabilities acquired		50,641	62,631	1,266

Net assets acquired		$139,782	$260,118	$14,207

OPAY and ORCC contributed approximately $75.4 million in revenue and $5.2 million in operating income for the three months ended June 30, 2014, which includes significant transaction related expenses related to integration activities. OPAY and ORCC contributed approximately $147.1 million in revenue and $13.9 million in operating income for the six months ended June 30, 2014, which includes significant transaction related expenses related to integration activities.

ORCC contributed approximately $38.4 million in revenue and $1.6 million in operating income for the three months ended June 30, 2013, which includes significant transaction related expenses related to integration activities. ORCC contributed approximately $47.2 million in revenue and $0.5 million in operating income for the six months ended June 30, 2013, which includes significant transaction related expenses related to integration activities.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of operations for ACI, ORCC and OPAY as if the acquisitions had occurred January 1, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income for the three and six months ended June 30, 2013 to give effect to estimated adjustments to expenses to remove the amortization on eliminated OPAY and ORCC historical identifiable intangible assets and add amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting OPAY and ORCC debt and add estimated interest expense on the Company’s additional Term Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the three and six months ended June 30, 2013.

(in thousands, except per share data)	Pro Forma Results of Operations for the Three Months Ended	Pro Forma Results of Operations for the Six Months Ended
	June 30, 2013	June 30, 2013
Total Revenues	$253,623	$481,783
Net Income	5,487	2,372
Income per share
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

4. Debt

As of June 30, 2014, the Company had $15.0 million, $437.6 million and $300.0 million outstanding under our Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $235.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at June 30, 2014 for the Credit Facility was 2.40%.

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

Maturities on long-term debt outstanding at June 30, 2014 are as follows:

Fiscal year ending December 31,
(in thousands)
2014	$29,570
2015	65,055
2016	70,969
2017	70,969
2018	216,078
Thereafter	300,000

Total	$752,641

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of June 30, 2014, and at all times during the period, the Company was in compliance with its financial debt covenants.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of our Senior Notes approximates the carrying value at June 30, 2014 based upon prevailing interest rates and the Company’s credit rating (Level 2 of the fair value hierarchy).

(in thousands)	As of June 30, 2014	As of December 31, 2013
Term credit facility	$437,641	$455,383
Revolving credit facility	15,000	—
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	752,641	755,383
Less current portion of term credit facility	59,141	47,313

Total long-term debt	$693,500	$708,070

5. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2014 and 2013 totaled 68,079 and 60,762, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2013	7,408,821	$11.02
Granted	27,132	20.13
Exercised	(542,391)	7.57
Forfeited or expired	(62,895)	17.25

Outstanding as of June 30, 2014	6,830,667	$11.28	5.43	$51,913,490

Exercisable as of June 30, 2014	5,002,719	$9.19	4.19	$47,115,588

As of June 30, 2014, the Company expects that 93.4% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $9.02 and $8.02, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2014 and 2013. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $6.6 million and $6.0 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2013
Expected life (years)	5.93	9.57	8.70
Interest rate	1.8%	2.1%	1.8%
Volatility	45.2%	46.9%	47.6%
Dividend yield	—	—	—

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

Stock Incentive Plan – ORCC Corporation Stock Incentive Plan, as amended and restated

In relation to the acquisition of ORCC discussed in Note 3, the Company amended the ORCC Stock Incentive Plan, as previously amended and restated (the “ORCC Incentive Plan”). Stock options were granted to ORCC employees by ORCC prior to acquisition by the Company under the ORCC Incentive Plan. Outstanding ORCC options were converted into ACI options in accordance with the terms of the Transaction Agreement. These are the only equity awards currently outstanding under the ORCC Incentive Plan and no further grants will be made.

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2013	62,445	$35.03
Exercised	(909)	13.92
Expired	(12,867)	30.80

Outstanding as of June 30, 2014	48,669	$36.54	2.05	$34,303

Exercisable as of June 30, 2014	48,669	$36.54	2.05	$34,303

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of June 30, 2014 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2013	2,718,576	$13.79
Granted	19,065	20.13
Forfeited	(67,344)	15.28
Vested	(635,643)	8.88
Change in attainment for 2010 grants	26,226	8.88

Nonvested as of June 30, 2014	2,060,880	$15.25

During the six months ended June 30, 2014, 635,643 shares of the LTIPs vested. The Company withheld 228,279 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of June 30, 2014 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2013	145,065	$14.91
Granted	94,773	18.47
Vested	(5,802)	12.69
Forfeited	(1,461)	20.51

Nonvested as of June 30, 2014	232,575	$16.38

During the six months ended June 30, 2014, 5,802 shares of the RSAs vested. The Company withheld 1,908 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of June 30, 2014 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Transaction Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2013	57,552	$11.80
Forfeited	(12,993)	11.80

Nonvested as of June 30, 2014	44,559	$11.80

As of June 30, 2014, there were unrecognized compensation costs of $9.8 million related to nonvested stock options, $3.2 million related to the nonvested RSAs, and $16.9 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.1 years, 1.2 years and 2.1 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended June 30, 2014 and 2013 related to stock options, LTIP performance shares, RSAs, and the ESPP of $4.4 million and $3.8 million, respectively, with corresponding tax benefits of $1.7 million and $1.4 million, respectively. The Company recorded stock-based compensation expenses for the six months ended June 30, 2014 and 2013 related to stock options, LTIP performance shares, RSAs, and the ESPP of $9.2 million and $7.7 million, respectively, with corresponding tax benefits of $3.5 million and $2.9 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the six months ended June 30, 2014 and 2013 was $4.1 million and $5.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.5 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

6. Software and Other Intangible Assets

At June 30, 2014, software net book value totaling $191.5 million, net of $110.2 million of accumulated amortization, includes the net book value of software marketed for external sale of $88.2 million. The remaining software net book value of $103.3 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2013, software net book value totaled $191.5 million, net of $95.3 million of accumulated amortization. Included in this amount is software marketed for external sale of $94.0 million. The remaining software net book value of $97.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended June 30, 2014 and 2013 totaled $3.6 million and $3.5 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations. Software for resale amortization expense recorded in the six months ended June 30, 2014 and 2013 totaled $7.1 million and $6.7 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $6.0 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $11.2 million and $7.8 million for the six months ended June 30, 2014 and 2013, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	June 30, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$278,974	$(60,352)	$218,622	$277,356	$(49,410)	$227,946
Trademarks and tradenames	11,953	(6,145)	5,808	13,995	(4,383)	9,612
Purchased Contracts	10,920	(10,920)	—	10,865	(10,865)	—
Covenant not to compete	440	(365)	75	438	(303)	135

	$302,287	$(77,782)	$224,505	$302,654	$(64,961)	$237,693

Other intangible assets amortization expense for the three months ended June 30, 2014 and 2013 totaled $5.8 million and $4.8 million, respectively. Other intangible assets amortization expense for the six months ended June 30, 2014 and 2013 totaled $12.3 million and $8.6 million, respectively.

Based on capitalized software and other intangible assets at June 30, 2014, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2014	$19,639	$11,084
2015	33,716	19,659
2016	29,485	18,516
2017	23,402	17,009
2018	21,003	16,497
2019	18,697	16,172
Thereafter	45,523	125,568

Total	$191,465	$224,505

7. Corporate Restructuring and Other Organizational Changes

2014 Activities

During the six months ended June 30, 2014, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.0 million and $2.8 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2014, respectively. The charges by segment were as follows for the three months ended June 30, 2014: $0.4 million in the Americas segment, $0.4 million in the Asia/Pacific segment, and $0.2 million in the EMEA segment. The charges by segment were as follows for the six months ended June 30, 2014: $2.1 million in the Americas segment, $0.5 million in the Asia/Pacific segment, and $0.2 million in the EMEA segment. Approximately $3.3 million of termination costs were paid during the six months ended June 30, 2014. The remaining liability is expected to be paid over the next 12 months.

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total
Balance, December 31, 2013	$1,470	$1,871	$3,341
Restructuring charges (adjustments) incurred	2,798	(196)	2,602
Amounts paid during the period	(3,270)	(946)	(4,216)
Foreign currency translation	(1)	—	(1)

Balance, June 30, 2014	$997	$729	$1,726

The $1.0 million for unpaid severance is included in employee compensation and the $0.7 million for unpaid facility closures is included in other current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2014.

8. Common Stock and Treasury Stock

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

On September 13, 2012, the Company’s Board of Directors approved the repurchase of up to 7,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, the Company’s Board of Directors again approved an additional $100 million for the stock repurchase program.

The Company repurchased 3,578,427 shares for $70.0 million under the program during the six months ended June 30, 2014. Under the program to date, the Company has repurchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of June 30, 2014.

9. Earnings Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding:
Basic weighted average shares outstanding	113,907	119,505	114,663	118,781
Add: Dilutive effect of stock options and restricted stock awards	2,070	1,997	2,149	—

Diluted weighted average shares outstanding	115,977	121,502	116,812	118,781

The diluted earnings per share computation excludes 3.2 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and six months ended June 30, 2014 as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 4.9 million and 11.2 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and six months ended June 30, 2013, respectively, as their effect would be anti-dilutive

Common stock outstanding as of June 30, 2014 and December 31, 2013 was 114,083,694 and 116,564,967, respectively.

10. Other, net

Other, net is comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Foreign currency transaction gains (losses)	$(3,819)	$(1,338)	$(4,769)	$2,128
Other	(82)	(181)	(189)	(482)

Total	$(3,901)	$(1,519)	$(4,958)	$1,646

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

The following is selected segment financial data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenues:
Americas	$177,745	$138,379	$332,514	$232,692
EMEA	57,350	46,719	104,811	94,290
Asia/Pacific	19,713	20,732	38,956	40,845

	$254,808	$205,830	$476,281	$367,827

Income (loss) before income taxes:
Americas	$26,074	$30,325	$43,033	$43,292
EMEA	24,669	13,153	42,340	28,208
Asia/Pacific	10,428	3,347	16,082	9,187
Corporate	(47,525)	(42,664)	(97,551)	(81,136)

	$13,646	$4,161	$3,904	$(449)

	June 30,	December 31,
(in thousands)	2014	2013
Total assets:
Americas—United States	$1,091,472	$1,129,064
Americas—Other	38,375	39,995
EMEA	361,477	380,320
Asia/Pacific	122,880	132,472

	$1,614,204	$1,681,851

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2014 and 2013. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2014 and 2013.

12. Income Taxes

The effective tax rate for the three months ended June 30, 2014 and June 30, 2013 was 17.7% and 54.8%, respectively. The earnings of the Company’s foreign entities for the three months ended June 30, 2014 and June 30, 2013 were $18.6 million and $2.5 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates, partially offset by losses in other foreign jurisdictions taxed at lower rates. The effective tax rate for the three months ended June 30, 2013 was positively impacted by foreign profits taxed at lower rates. The effective tax rate for the three months ended June 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes.

The Company reported a tax benefit for the six months ended June 30, 2014 while reporting a pretax profit for the same period. The resulting effective tax rate is negative. The effective tax rate for the six months ended June 30, 2013 was a benefit of 36.5%. The earnings of the Company’s foreign entities for the six months ended June 30, 2014 and June 30, 2013 were $24.2 million and $11.4 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates, partially offset by losses in other foreign jurisdictions taxed at lower rates. The effective tax rate for the six months ended June 30, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the six months ended June 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

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

The amount of unrecognized tax benefits for uncertain tax positions was $14.7 million as of June 30, 2014 and $15.0 million as of December 31, 2013, excluding related liabilities for interest and penalties of $2.2 million and $2.3 million as of June 30, 2014 and December 31, 2013, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.8 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at June 30, 2014.

14. Subsequent Events

On July 21, 2014, the Company announced it entered into a definitive transaction agreement to acquire Retail Decisions (“ReD”) for $205 million in cash to be financed using the Company’s existing Revolving Credit Facility and an incremental term loan. ReD is a leader in fraud prevention solutions and their technology and software solutions will bring the Company a proven, global SaaS-based ecommerce offering with integrated fraud detection/management. The transaction is expected to close during the three months ended September 30, 2014.

On July 21, 2014, the Company entered into a commitment letter (the “Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, a syndicate of financial institutions committed to provide, as a source of funding for the transactions contemplated by the definitive transaction agreement to acquire ReD, financing of up to $150 million (the “Commitment”). The Commitment is subject to various customary conditions.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 28, 2014. Results for the three and six months ended June 30, 2014, are not necessarily indicative of results that may be attained in the future.

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

Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings or are eliminating banks from the payments service, reducing the need for our solutions. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

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

Restructuring

Employee Related Actions

During the six months ended June 30, 2014, we reduced our headcount as a part of our integration of our recent acquisitions. In connection with these actions, approximately $1.0 million and $2.8 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2014, respectively. The charges by segment were as follows for the three months ended June 30, 2014: $0.4 million in the Americas segment, $0.4 million in the Asia/Pacific segment and $0.2 million in the EMEA segment. The charges by segment were as follows for the six months ended June 30, 2014: $2.1 million in the Americas segment, $0.5 million in the Asia/Pacific segment and $0.2 million in the EMEA segment. Approximately $3.3 million of termination costs were paid during the six months ended June 30, 2014. The remaining liability is expected to be paid over the next 12 months.

Subsequent Events

On July 21, 2014, we announced that we entered into a definitive transaction agreement to acquire Retail Decisions (“ReD”) for $205 million in cash to be financed using our existing Revolving Credit Facility and an incremental term loan. ReD is a leader in fraud prevention solutions and their technology and software solutions will bring us a proven, global SaaS-based ecommerce offering with integrated fraud detection/management. The transaction is expected to close during the three months ended September 30, 2014.

On July 21, 2014, we entered into a commitment letter (the “Commitment Letter”), pursuant to which, subject to the terms and conditions set forth therein, a syndicate of financial institutions committed to provide, as a source of funding for the transactions contemplated by the definitive transaction agreement to acquire ReD, financing of up to $150 million (the “Commitment”). The Commitment is subject to various customary conditions.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2014, March 31, 2014 and December 31, 2013 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2014	March 31, 2014	December 31, 2013
Americas	$2,874	$2,858	$2,831
EMEA	765	767	747
Asia/Pacific	285	285	283

Total	$3,924	$3,910	$3,861

	June 30, 2014	March 31, 2014	December 31, 2013
Committed	$1,637	$1,629	$1,742
Renewal	2,287	2,281	2,119

Total	$3,924	$3,910	$3,861

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of June 30, 2014, March 31, 2014 and December 31, 2013 (in millions). For all periods reported, approximately 90% of our 12-month backlog estimate is committed backlog and approximately 10% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	June 30, 2014
	Monthly Recurring	Non-Recurring	Total
Americas	$569	$71	$640
EMEA	131	43	174
Asia/Pacific	51	20	71

Total	$751	$134	$885

	March 31, 2014			December 31, 2013
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$574	$64	$638	$571	$63	$634
EMEA	127	50	177	130	38	168
Asia/Pacific	52	16	68	53	15	68

Total	$753	$130	$883	$754	$116	$870

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended June 30, 2014 Compared to the Three-Month Period Ended June 30, 2013

Revenues

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$38,387	15.1%	$6,570	20.6%	$31,817	15.5%
Monthly license fees (MLFs)	22,990	9.0%	1,093	5.0%	21,897	10.6%

License	61,377	24.1%	7,663	14.3%	53,714	26.1%
Maintenance	62,309	24.5%	4,479	7.7%	57,830	28.1%
Services	24,991	9.8%	(1,973)	-7.3%	26,964	13.1%
Hosting	106,131	41.7%	38,809	57.6%	67,322	32.7%

Total revenues	$254,808	100.0%	$48,978	23.8%	$205,830	100.0%

Total revenue for the three months ended June 30, 2014 increased $49.0 million, or 24%, as compared to the same period in 2013. The increase is the result of a $38.8 million, or 58%, increase in hosting revenue, a $7.7 million, or 14%, increase in license revenue and a $4.5 million, or 8% increase in maintenance revenue partially offset by a $2.0 million, or 7%, decrease in services revenue.

The increase in total revenue for the three months ended June 30, 2014 as compared to the same period in 2013 was due to a $39.4 million, or 28%, increase in the Americas reportable segment and a $10.6 million, or 23%, increase in the EMEA reportable segment partially offset by a $1.0 million, or 5%, decrease in the Asia/Pacific reportable segment.

The addition of Official Payments Holdings, Inc. (“OPAY”) contributed $39.4 million, or 19%, of the increase in total revenue for the three months ended June 30, 2014. Excluding the impact of the incremental revenue from the addition of OPAY, total revenue for the three months ended June 30, 2014 increased $9.6 million, or 5%. The increase in total revenue, excluding the addition of OPAY, is primarily due to an increase in initial license fee and maintenance revenues recognized during the three months ended June 30, 2014 as compared to the same period in 2013.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue increased by $6.6 million, or 21%, during the three months ended June 30, 2014, as compared to the same period in 2013. Initial license revenue increased in the EMEA and Asia/Pacific reportable segments by $6.3 million and $0.6 million, respectively, partially offset by a decrease in the Americas reportable segment of $0.3 million. The increase in initial license revenue was partially offset by a decline in capacity related revenues of $8.8 million primarily in the Americas reportable segments during the three months ended June 30, 2014 as compared to the same period in 2013. The increase in initial license revenue is primarily due to an increase in sales while the decrease in capacity related revenues is primarily due to the timing and relative size of capacity events as compared to the same period in 2013.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue increased $1.1 million, or 5%, during the three months ended June 30, 2014, as compared to the same period in 2013 with the Americas, EMEA and Asia/Pacific reportable segments increasing by $0.5 million, $0.4 million and $0.2 million, respectively.

Maintenance Revenue

Maintenance revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended June 30, 2014, as compared to the same period in 2013 increased $4.5 million, or 8%. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $1.2 million, $2.8 million and $0.5 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

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

Services revenue during the three months ended June 30, 2014 as compared to the same period in 2013 decreased by $2.0 million, or 7%. Implementation and professional services decreased in the Americas and Asia/Pacific reportable segment by $1.4 million and $2.3 million, respectively, partially offset by an increase in the EMEA reportable segment of $1.7 million.

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

Hosting revenue during the three months ended June 30, 2014 as compared to the same period in 2013 increased $38.8 million, or 58%, of which $39.4 million was due to the addition of OPAY.

Operating Expenses

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Operating expenses:
Cost of license	$6,897	2.7%	$728	11.8%	$6,169	3.0%
Cost of maintenance, services and hosting	112,595	44.2%	30,022	36.4%	82,573	40.1%
Research and development	38,876	15.3%	485	1.3%	38,391	18.7%
Selling and marketing	28,007	11.0%	469	1.7%	27,538	13.4%
General and administrative	24,682	9.7%	(1,465)	-5.6%	26,147	12.7%
Depreciation and amortization	17,010	6.7%	3,520	26.1%	13,490	6.6%

Total operating expenses	$228,067	89.5%	$33,759	17.4%	$194,308	94.4%

Total operating expenses for the three months ended June 30, 2014 increased $33.8 million, or 17%, as compared to the same period of 2013. For the three months ended June 30, 2014, there were approximately $33.3 million of incremental operating expenses related to the added operations of ORCC and OPAY. There were approximately $3.5 million and $3.9 million of significant transaction related expenses incurred in the three months ended June 30, 2014 and June 30, 2013, respectively. Significant transaction related expenses for the three months ended June 30, 2014 included $1.4 million of personnel related charges and $2.1 million of professional and other expenses related to the acquisition of OPAY. Excluding these expenses, total operating expenses increased $0.9 million in the three months ended June 30, 2014 compared to the same period in 2013.

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

Cost of licenses increased $0.7 million, or 12%, in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in third party royalty fees.

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

Cost of maintenance, services, and hosting increased $30.0 million, or 36% in the three months ended June 30, 2014 compared to the same period in 2013. There were $29.7 million of incremental operating expenses from the addition of ORCC and OPAY in the three months ended June 30, 2014. Excluding these expenses, the cost of maintenance, services and hosting increased $0.4 million compared to the same period in 2013.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $0.5 million, or 1%, in the three months ended June 30, 2014 compared to the same period in 2013. There were $1.6 million of incremental ORCC and OPAY expenses added in the quarter ended June 30, 2014. Excluding these expenses, total research and development expenses decreased $1.2 million in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to a decrease in third party contractor costs.

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

Selling and marketing expense increased $0.5 million, or 2% in the three months ended June 30, 2014 compared to the same period in 2013. There were $0.6 million of incremental ORCC and OPAY expenses added in the quarter ended June 30, 2014. Excluding these expenses, total selling and marketing expenses decreased $0.1 million in the three months ended June 30, 2014 compared to the same period in 2013.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $1.5 million, or 6%, in the three months ended June 30, 2014. There were approximately $3.5 million and $3.9 million of significant transaction related expenses incurred in the three months ended June 30, 2014 and June 30, 2013, respectively. Significant transaction related expenses for the three months ended June 30, 2014 included $1.4 million of personnel related charges and $2.1 million of professional and other expenses related to the acquisition of OPAY. Excluding these expenses, total general and administrative expenses decreased $1.1 million in the three months ended June 30, 2014 compared to the same period in the prior year due to a $0.7 million decrease in bad debt allowances and a $0.4 million decrease in professional and other expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $3.5 million, or 26%, in the three months ended June 30, 2014 compared to the same period in 2013 primarily due to depreciation and amortization of acquisition related assets and higher capital expenditures.

Other Income and Expense

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(9,329)	-3.7%	$(3,276)	54.1%	$(6,053)	-2.9%
Interest income	135	0.1%	(76)	-36.0%	211	0.1%
Other, net	(3,901)	-1.5%	(2,382)	156.8%	(1,519)	-0.7%

Total other income (expense)	$(13,095)	-5.1%	$(5,734)	77.9%	$(7,361)	-3.6%

Interest expense for the three months ended June 30, 2014 increased $3.3 million, or 54.1%, as compared to the same period in 2013 due to the increase in debt obtained in 2013. Interest income for the three months ended June 30, 2014 was flat as compared to the same period in 2013.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency losses for the three months ended June 30, 2014 and 2013 were $3.8 million and $1.3 million, respectively.

Income Taxes

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Income tax expense	$2,409	0.9%	$129	5.7%	$2,280	1.1%
Effective Income tax rate	17.7%				54.8%

The effective tax rate for the three months ended June 30, 2014 was 17.7%. The earnings of our foreign entities for the three months ended June 30, 2014 were $18.6 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

Six-Month Period Ended June 30, 2014 Compared to the Six-Month Period Ended June 30, 2013

Revenues

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$50,010	10.5%	$809	1.6%	$49,201	13.4%
Monthly license fees (MLFs)	47,069	9.9%	1,200	2.6%	45,869	12.5%

License	97,079	20.4%	2,009	2.1%	95,070	25.8%
Maintenance	124,808	26.2%	8,344	7.2%	116,464	31.7%
Services	47,579	10.0%	(3,314)	-6.5%	50,893	13.8%
Hosting	206,815	43.4%	101,415	96.2%	105,400	28.7%

Total revenues	$476,281	100.0%	$108,454	29.5%	$367,827	100.0%

Total revenue for the six months ended June 30, 2014 increased $108.5 million, or 30%, as compared to the same period in 2013. The increase is the result of a $101.4 million, or 96%, increase in hosting revenue, an $8.4 million, or 7%, increase in maintenance revenue, and a $2.0 million, or 2% increase in license revenue partially offset by a $3.3 million, or 7%, decrease in services revenue.

The increase in total revenue for the six months ended June 30, 2014 as compared to the same period in 2013 was due to a $99.9 million, or 43%, increase in the Americas reportable segment and a $10.5 million, or 11%, increase in the EMEA reportable segment partially offset by a $1.9 million, or 5%, decrease in the Asia/Pacific reportable segment.

ORCC contributed an incremental $27.3 million, or 7%, of the increase in total revenue for the six months ended June 30, 2014 compared to the same period in 2013. The addition of OPAY contributed $72.9 million, or 20%, of the increase in total revenue for the six months ended June 30, 2014. Excluding the impact of the incremental revenue from ORCC and addition of OPAY revenues, total revenue for the six months ended June 30, 2014 increased $8.3 million, or 2%. The increase in total revenue, excluding the addition of ORCC and OPAY, is primarily due to an increase in maintenance fee revenues recognized during the six months ended June 30, 2014 as compared to the same period in 2013.

Initial License Revenue

Initial license revenue increased by $0.8 million, or 2%, during the six months ended June 30, 2014, as compared to the same period in 2013. Initial license revenue increased in the EMEA reportable segment by $5.3 million, partially offset by declines in the Americas and Asia/Pacific reportable segments by $3.4 million and $1.1 million, respectively. The increase in initial license revenue was partially offset by a decline in capacity related revenues of $7.6 million, $3.2 million and $0.9 million in the Americas, EMEA and Asia/Pacific reportable segments, respectively. The increase in initial license revenue is primarily due to an increase in sales while the decrease in capacity related revenues is primarily due to the timing and relative size of capacity events during the six months ended June 30, 2014 as compared to the same period in 2013.

Monthly License Revenue

Monthly license revenue increased $1.2 million, or 3%, during the six months ended June 30, 2014, as compared to the same period in 2013 with the Asia/Pacific reportable segment increasing by $1.9 million offset by a decline in the Americas and EMEA reportable segments of $0.4 million and $0.3 million, respectively.

Maintenance Revenue

Maintenance revenue during the six months ended June 30, 2014, as compared to the same period in 2013 increased $8.4 million, or 7%. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $2.1 million, $4.4 million and $1.9 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

Services Revenue

Services revenue during the six months ended June 30, 2014 as compared to the same period in 2013 decreased by $3.3 million, or 7%. Implementation and professional services decreased in the Americas and Asia/Pacific reportable segment by $1.7 million and $4.6 million, respectively, partially offset by an increase in the EMEA reportable segment of $3.0 million. The decrease in services revenue in the Americas reportable segment was partially offset by an increase of $0.7 million due to incremental ORCC revenues.

Hosting Revenue

Hosting revenue during the six months ended June 30, 2014 as compared to the same period in 2013 increased $101.4 million, or 96%, of which $26.2 million and $72.9 million was due to incremental ORCC revenues and the addition of OPAY, respectively.

Operating Expenses

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Operating expenses:
Cost of license	$12,633	2.7%	$546	4.5%	$12,087	3.3%
Cost of maintenance, services and hosting	220,482	46.3%	76,038	52.6%	144,444	39.3%
Research and development	76,332	16.0%	792	1.0%	75,540	20.5%
Selling and marketing	55,916	11.7%	3,304	6.3%	52,612	14.3%
General and administrative	49,798	10.5%	(1,386)	-2.7%	51,184	13.9%
Depreciation and amortization	34,088	7.2%	9,641	39.4%	24,447	6.6%

Total operating expenses	$449,249	94.3%	$88,935	24.7%	$360,314	98.0%

Total operating expenses for the six months ended June 30, 2014 increased $88.9 million, or 25%, as compared to the same period of 2013. For the six months ended June 30, 2014, there were approximately $88.0 million of incremental operating expenses related to the added operations of ORCC and OPAY. There were approximately $9.2 million and $10.5 million of significant transaction related expenses incurred in the six months ended June 30, 2014 and June 30, 2013, respectively. Significant transaction related expenses for the six months ended June 30, 2014 included $3.5 million of personnel related charges and $5.7 million of professional and other expenses related to the acquisition of ORCC and OPAY. Excluding these expenses, total operating expenses increased $2.2 million in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in personnel related expenses.

Cost of License

Cost of software license fees increased $0.5 million, or 5%, in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to acquisition related software amortization.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services, and hosting fees increased $76.0 million, or 53%, in the six months ended June 30, 2014 compared to the same period in 2013. There were $71.4 million of additional operating expenses from the addition of ORCC and OPAY. Excluding these expenses, the cost of maintenance, services and hosting fees increased $4.6 million in the six months ended June 30, 2014 compared to the same period in 2013 due to $1.8 million higher third party contractor expenses and $2.8 million higher personnel related expenses.

Research and Development

Research and development expense increased $0.8 million, or 1%, in the six months ended June 30, 2014 compared to the same period in 2013. There were $4.6 million of additional operating expenses from the addition of ORCC and OPAY. Excluding these expenses, the cost of research and development decreased $3.8 million in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a decrease in third party contractor expenses.

Selling and Marketing

Selling and marketing expense increased $3.3 million, or 6%, in the six months ended June 30, 2014 compared to the same period in 2013. There were $2.6 million of additional operating expenses from the addition of ORCC and OPAY. Excluding these expenses, the cost of selling and marketing increased $0.7 million in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in personnel related expenses.

General and Administrative

General and administrative expense decreased $1.4 million, or 3%, in the six months ended June 30, 2014. The decrease was due to a decrease in significant transaction related expense incurred of approximately $9.2 million during the six months ended June 30, 2014 compared to $10.5 million for the same period in 2013. Significant transaction related expenses included personnel related charges and professional and other expenses related to the acquisitions of ORCC and OPAY.

Depreciation and Amortization

Depreciation and amortization expense increased $9.6 million, or 39%, in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to depreciation and amortization of acquisition related intangibles and higher capital expenditures.

Other Income and Expense

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(18,504)	-3.9%	$(8,554)	86.0%	$(9,950)	-2.7%
Interest income	334	0.1%	(8)	-2.3%	342	0.1%
Other, net	(4,958)	-1.0%	(6,604)	-401.2%	1,646	0.4%

Total other income (expense)	$(23,128)	-4.9%	$(15,166)	190.5%	$(7,962)	-2.2%

Interest expense for the six months ended June 30, 2014 increased $8.6 million, or 86%, as compared to the same period in 2013 due to the increase in debt obtained in 2013. Interest income for the six months ended June 30, 2014 was flat as compared to the same period in 2013.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency gains (losses) for the six months ended June 30, 2014 and 2013 were losses of $(4.8) million and gains of $2.1 million, respectively.

Income Taxes

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Income tax benefit	$(1,558)	-0.3%	$(1,394)	850.0%	$(164)	0.0%
Effective Income tax rate	-39.9%				36.5%

The Company reported a tax benefit for the six months ended June 30, 2014 while reporting a pretax profit for the same period. The resulting effective tax rate is negative. The earnings of our foreign entities for the six months ended June 30, 2014 were $24.2 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenues:
Americas	$177,745	$138,379	$332,514	$232,692
EMEA	57,350	46,719	104,811	94,290
Asia/Pacific	19,713	20,732	38,956	40,845

	$254,808	$205,830	$476,281	$367,827

Income (loss) before income taxes:
Americas	$26,074	$30,325	$43,033	$43,292
EMEA	24,669	13,153	42,340	28,208
Asia/Pacific	10,428	3,347	16,082	9,187
Corporate	(47,525)	(42,664)	(97,551)	(81,136)

	$13,646	$4,161	$3,904	$(449)

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

The increase in revenue for the Americas segment during the three months ended June 30, 2014 is primarily due to the incremental impact of ORCC and the addition of OPAY operations. The EMEA segment’s income before income taxes increased as result of increased revenue as well as lower relative personnel related costs. The Asia/Pacific segment’s income before income taxes increased primarily as a result of reduced personnel costs. The Company incurred significant transaction related expenses of approximately $3.5 million and $3.9 million during the three months ended June 30, 2014 and 2013, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $10.9 million and $9.3 million during the three months ended June 30, 2014 and 2013, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $9.2 million and $5.9 million during the three months ended June 30, 2014 and 2013, respectively.

The increase in revenue for the Americas segment during the six months ended June 30, 2014 is primarily due to the incremental impact of ORCC and the addition of OPAY operations. The EMEA segment’s income before income taxes increased as result of increased revenue as well as lower relative personnel related costs. The Asia/Pacific segment’s income before income taxes increased primarily as a result of reduced personnel costs. The Company incurred significant transaction related expenses of approximately $9.2 million and $10.5 million during the six months ended June 30, 2014 and 2013, respectively. Amortization of intangible assets allocated to the Corporate business segment was approximately $22.6 million and $16.0 million during the six months ended June 30, 2014 and 2013, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $18.4 million and $9.8 million during the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, we had $55.0 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 30, 2014, $37.6 million of the $55.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Six Months Ended June 30,
	2014	2013
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$48,323	$57,631
Investing activities	(16,810)	(277,830)
Financing activities	(75,679)	256,182

Net cash flows provided by operating activities for the six months ended June 30, 2014 amounted to $48.3 million as compared to $57.6 million during the same period in 2013. The comparative period decrease was primarily due to a reduction in cash received from customers due to the timing of billings and receipts. This was partially offset by stronger earnings during the second quarter of 2014 when compared to the same period in 2013. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first six months of 2014, we used cash of $16.8 million to purchase software, property and equipment and other investments. During the six months ended June 30, 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA during the first six months of 2013.

During the six months ended June 30, 2014, we used $70.0 million to repurchase common stock. We received net proceeds of $15.0 million from the Revolving Credit Facility and we repaid $17.7 million of the Term Credit Facility during the six months ended June 30, 2014. In addition, during the first six months of 2014, we received proceeds of $9.8 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.5 million for the repurchase of restricted stock and performance shares for tax withholdings. In the first six months of 2013, we received proceeds of $300.0 million from our Term Credit Facility to fund our purchase of ORCC.

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

Debt

As of June 30, 2014, we had $15.0 million and $437.6 million outstanding under our Revolving and Term Credit Facilities, with up to $235.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The Revolving Credit Facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At June 30, 2014 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect on our Credit Agreement at June 30, 2014 was 2.40%.

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

On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, our Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, our Board of Directors approved an additional $100 million for the stock repurchase program.

We repurchased 3,578,427 shares for $70.0 million under the program during the six months ended June 30, 2014. Under the program to date, we have purchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of June 30, 2014.

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

Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2014, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2013.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Revolving Credit Facility	$15,000	$—	$—	$15,000	$—
Revolving Credit Facility interest (1)	1,500	360	720	420	—

Total	$16,500	$360	$720	$15,420	$—

(1)	Based upon the debt outstanding and interest rate in effect at June 30, 2014 of 2.40%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at June 30, 2014 is $14.7 million.

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

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates other than as disclosed in Note 1, Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed on February 28, 2014, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the six months ended June 30, 2014. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2014, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $752.6 million of debt outstanding at June 30, 2014 with $300.0 million in Senior Notes and $452.6 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.40% at June 30, 2014. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.1 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report, June 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

On November 5, 2013, the Company completed its acquisition of OPAY. The Company considers the transaction material to its results of operations, cash flows and financial position from the date of the acquisition through June 30, 2014 and believes the internal controls and procedures of OPAY have had a material effect on the Company’s internal control over financial reporting. See Note 3, Business Combination, to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating OPAY operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended June 30, 2014, and determined that except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2014 through April 30, 2014	—		$—	—	$138,325,000
May 1, 2014 through May 31, 2014	—		—	—	138,325,000
June 1, 2014 through June 30, 2014	1,533	(1)	18.88	—	138,325,000

Total	1,533		$18.88	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended June 30, 2014, 4,800 shares of RSAs vested. We withheld 1,533 of those shares, respectively, to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our Board of Directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. In February, 2014, our Board of Directors again approved an additional $100 million for stock repurchases. Approximately $138.3 million remains available at June 30, 2014. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

2.04	Share Purchase Agreement dated July 21, 2014, by and among ACI Worldwide Corp., Applied Communications Inc. U.K. Holding Limited, Retail Decisions Limited and Cardcast Limited

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.05	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.07	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.28	Form of Restricted Share Award Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: July 31, 2014	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.04	Share Purchase Agreement dated July 21, 2014, by and among ACI Worldwide Corp., Applied Communications Inc. U.K. Holding Limited, Retail Decisions Limited and Cardcast Limited

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.05	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.07	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.28	Form of Restricted Share Award Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.