Form 10-Q
period 2014-09-30
ACI WORLDWIDE, INC.
filed 2014-10-30
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 27, 2014 there were 114,936,261 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$60,071	$95,059
Receivables, net of allowances of $5,682 and $4,459, respectively	217,450	203,575
Deferred income taxes, net	81,767	47,593
Recoverable income taxes	3,233	2,258
Prepaid expenses	21,141	22,549
Other current assets	26,787	65,328

Total current assets	410,449	436,362

Property and equipment, net	56,275	57,347
Software, net	207,683	191,468
Goodwill	816,931	669,217
Intangible assets, net	255,803	237,693
Deferred income taxes, net	28,564	48,852
Other noncurrent assets	46,316	40,912

TOTAL ASSETS	$1,822,021	$1,681,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,718	$43,658
Employee compensation	39,980	35,623
Current portion of long-term debt	83,381	47,313
Deferred revenue	141,323	122,045
Income taxes payable	3,752	1,192
Deferred income taxes, net	201	753
Other current liabilities	44,181	95,016

Total current liabilities	356,536	345,600

Noncurrent liabilities
Deferred revenue	42,143	45,656
Long-term debt	862,906	708,070
Deferred income taxes, net	15,385	11,000
Other noncurrent liabilities	24,223	27,831

Total liabilities	1,301,193	1,138,157

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 139,820,388 shares issued at September 30, 2014 and December 31, 2013	698	698
Additional paid-in capital	555,202	542,697
Retained earnings	285,049	263,855
Treasury stock, at cost, 24,882,072 and 23,255,421 shares at September 30, 2014 and December 31, 2013, respectively	(290,655)	(240,241)
Accumulated other comprehensive loss	(29,466)	(23,315)

Total stockholders’ equity	520,828	543,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,822,021	$1,681,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
License	$57,653	$56,236	$154,732	$151,306
Maintenance	63,764	60,457	188,572	176,921
Services	28,194	30,240	75,773	81,133
Hosting	100,033	67,006	306,848	172,406

Total revenues	249,644	213,939	725,925	581,766

Operating expenses
Cost of license (1)	5,433	5,888	18,066	17,975
Cost of maintenance, services and hosting (1)	105,319	80,948	325,801	225,392
Research and development	36,321	33,642	112,653	109,182
Selling and marketing	27,078	24,098	82,994	76,710
General and administrative	25,329	24,559	75,127	75,743
Depreciation and amortization	18,295	15,249	52,383	39,696

Total operating expenses	217,775	184,384	667,024	544,698

Operating income	31,869	29,555	58,901	37,068

Other income (expense)
Interest expense	(10,416)	(7,453)	(28,920)	(17,403)
Interest income	98	159	432	501
Other, net	3,614	(3,152)	(1,344)	(1,506)

Total other income (expense)	(6,704)	(10,446)	(29,832)	(18,408)

Income before income taxes	25,165	19,109	29,069	18,660
Income tax expense	9,433	5,347	7,875	5,183

Net income	$15,732	$13,762	$21,194	$13,477

Income per common share
Basic	$0.14	$0.12	$0.18	$0.11
Diluted	$0.14	$0.12	$0.18	$0.11

Weighted average common shares outstanding
Basic	114,484	117,376	114,603	118,537
Diluted	116,428	119,422	116,682	120,598

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$15,732	$13,762	$21,194	$13,477

Other comprehensive income (loss):
Foreign currency translation adjustments	(15,370)	10,421	(6,151)	(9,452)

Total other comprehensive income (loss)	(15,370)	10,421	(6,151)	(9,452)

Comprehensive income	$362	$24,183	$15,043	$4,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$21,194	$13,477
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,100	13,533
Amortization	48,174	36,250
Amortization of deferred debt issuance costs	4,207	4,021
Deferred income taxes	(9,637)	(5,340)
Stock-based compensation expense	13,742	11,110
Excess tax benefit of stock options exercised and vesting of restricted stock and performance shares	(10,416)	(2,564)
Other	2,006	653
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(17,010)	25,782
Accounts payable	(6,501)	(15,029)
Accrued employee compensation	(2,682)	(5,007)
Current income taxes	9,345	6,195
Deferred revenue	15,932	5,881
Other current and noncurrent assets and liabilities	(11,471)	(2,402)

Net cash flows from operating activities	71,983	86,560

Cash flows from investing activities:
Purchases of property and equipment	(11,755)	(11,482)
Purchases of software and distribution rights	(14,227)	(6,878)
Acquisition of businesses, net of cash acquired	(204,290)	(264,202)
Other	(1,500)	—

Net cash flows from investing activities	(231,772)	(282,562)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,042	1,532
Proceeds from exercises of stock options	11,106	9,892
Excess tax benefit of stock options exercised and vesting of restricted stock and performance shares	10,416	2,564
Repurchases of common stock	(70,000)	(80,648)
Repurchase of restricted stock and performance shares for tax withholdings	(4,975)	(5,894)
Proceeds from term portion of credit agreement	150,000	300,000
Proceeds from issuance of senior notes	—	300,000
Proceeds from revolving credit facility	149,500	—
Repayment of revolving credit facility	(71,000)	(188,000)
Repayment of term portion of credit agreement	(37,596)	(21,996)
Payments on other debt and capital leases	(7,912)	(13,322)
Payment for debt issuance costs	(4,544)	(16,397)
Distribution to noncontrolling interest	(1,391)	—

Net cash flows from financing activities	125,646	287,731

Effect of exchange rate fluctuations on cash	(845)	(1,547)

Net increase (decrease) in cash and cash equivalents	(34,988)	90,182
Cash and cash equivalents, beginning of period	95,059	76,329

Cash and cash equivalents, end of period	$60,071	$166,511

Supplemental cash flow information
Income taxes paid, net	$18,952	$11,499
Interest paid	$28,996	$11,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be attained in the future.

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

(in thousands)	September 30, 2014	December 31, 2013
Billed Receivables	$187,117	$173,100
Allowance for doubtful accounts	(5,682)	(4,459)

Billed, net	181,435	168,641
Accrued Receivables	36,015	34,934

Receivables, net	$217,450	$203,575

Other Current Assets and Other Current Liabilities

(in thousands)	September 30, 2014	December 31, 2013
Settlement deposits	$2,462	$27,770
Settlement receivables	6,384	20,119
Current debt issuance costs	6,424	5,276
Other	11,517	12,163

Total other current assets	$26,787	$65,328

(in thousands)	September 30, 2014	December 31, 2013
Settlement payables	$7,581	$42,841
Accrued interest	2,518	7,074
Vendor financed licenses	6,942	6,410
Royalties payable	3,558	5,627
Other	23,582	33,064

Total other current liabilities	$44,181	$95,016

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the funds are received from the source at the same time as the funds are sent to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which are separate from the Company’s corporate assets. As the Company does not take ownership of the funds, those settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of off balance sheet settlement funds as of September 30, 2014 and December 31, 2013 were $223.5 million and $284.0 million, respectively.

Accumulated Other Comprehensive Loss

The $29.5 million and $23.3 million accumulated other comprehensive loss included in the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, represents the accumulated foreign currency translation adjustment. Since the undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested, the components of accumulated other comprehensive loss have not been tax effected.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit during the nine months ended September 30, 2014 were as follows:

(in thousands)	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2013	$488,698	$160,158	$67,793	$716,649
Total impairment prior to December 31, 2013	(47,432)	—	—	(47,432)

Balance, December 31, 2013	441,266	160,158	67,793	669,217
Goodwill from acquisitions (1)	69,318	81,838	—	151,156
Foreign currency translation adjustments	(311)	(2,650)	(481)	(3,442)

Balance, September 30, 2014	$510,273	$239,346	$67,312	$816,931

(1)	Goodwill from acquisitions relates to the goodwill recorded for the acquisitions of Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”), as well as adjustments to goodwill related to the acquisitions of Official Payments Holdings, Inc. (“OPAY”), Online Resources Corporation (“ORCC”), and Profesionales en Transacciones Electronicas S.A. (“PTESA”) in prior periods as discussed in Note 3. The purchase price allocations for ReD and OPAY are preliminary as of September 30, 2014 and accordingly are subject to future changes during the maximum one-year allocation period.

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

Noncontrolling Interest

On April 10, 2014, the Company dissolved its partnership based in South Africa with Cornastone Technology Investments (Proprietary) Limited (“CTI”). As a result, the Company paid CTI approximately $1.5 million during the nine months ended September 30, 2014 for CTI’s noncontrolling interest and loan balance. Noncontrolling interest in this partnership of $1.1 million was included in other noncurrent liabilities as of December 31, 2013.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
License	$5,466	$5,653	$18,106	$17,013
Maintenance	1,862	2,325	6,275	7,093
Services	34	—	47	3

Total	$7,362	$7,978	$24,428	$24,109

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

In June 2014, FASB issued ASU No. 2014-12, Compensation – Stock Compensation. This ASU is an amendment to the Accounting Standard Codification 718, Compensation – Stock Compensation, to explicitly address the accounting treatment of share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, a reporting entity should apply the existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company has assessed the impact of this standard and does not anticipate it having a material impact on its financial position, results of operations or cash flow.

2. Stock Split

On April 10, 2014, the Company announced that its Board of Directors approved a three-for-one stock split of the Company’s common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The Company’s par value remained $0.005 per common share, resulting in an adjustment to increase the total common stock balance with an equal and offsetting adjustment to additional paid-in capital. Stockholders’ equity and all references to share and per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.

3. Acquisitions

Fiscal 2014 Acquisitions

In 2014, the Company completed one acquisition at an aggregate cost of $205.1 million.

Retail Decisions Limited

On August 12, 2014, the Company completed the acquisition of ReD for $205.1 million in cash. The Company has included the financial results of ReD in the condensed consolidated financial statements from the date of acquisition. As a leader in fraud prevention solutions, the acquisition of ReD enhances the Company’s Universal Payments strategy and further strengthens the Company’s leadership position in the fast-growing payments risk management space.

To fund this acquisition and related transaction fees, the Company drew an additional $60.5 million on the Revolving Credit Facility and increased the Term portion of the Credit Agreement by an additional $150.0 million. See Note 4, Debt, for terms of the financing arrangement.

The Company incurred approximately $1.8 million in transaction related expenses during the nine months ended September 30, 2014, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

ReD contributed approximately $5.8 million in revenue and $0.1 million in operating income for the three and nine months ended September 30, 2014, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including but not limited to, intangible assets, property and equipment, and certain tax matters. Accordingly, the purchase price allocation is considered preliminary and is subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisitions, the Company recorded the following amounts based upon its purchase price allocation as of September 30, 2014. The purchase price allocation for ReD is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Retail Decisions
Current assets:
Cash and cash equivalents		$795
Billed and accrued receivables, net		10,800
Deferred income taxes, net		140
Other current assets		9,479

Total current assets acquired		21,214

Noncurrent assets:
Property and equipment		2,362
Goodwill		155,597
Software	5-7 years	21,215
Customer relationships	18 years	36,260
Trademarks	5 years	3,820
Deferred income taxes		1,622
Other noncurrent assets		416

Total assets acquired		242,506

Current liabilities:
Accounts payable		4,624
Employee compensation		7,582
Other current liabilities		5,842

Total current liabilities acquired		18,048

Noncurrent liabilities:
Deferred income taxes		17,552
Other noncurrent liabilities		1,821

Total liabilities acquired		37,421

Net assets acquired		$205,085

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers. Pro forma results for ReD are not presented because they are not material.

Fiscal 2013 Acquisitions

In 2013, the Company completed three acquisitions at an aggregate cost of $378.1 million.

Official Payments Holdings, Inc.

On November 5, 2013, the Company completed the tender offer for OPAY and all its subsidiaries. The Company paid cash of $8.35 per share of common stock or approximately $139.8 million using funds on hand and $40 million drawn on the Revolving Credit Facility, which was repaid prior to December 31, 2013. The Company has included the financial results of OPAY in the condensed consolidated financial statements from the date of acquisition. As a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations, OPAY’s team, user base and vertical expertise made it an ideal match for the Company. The acquisition further extended the Company’s presence in the Electronic Bill Presentment and Payment (“EBPP”) space, expanding its portfolio across key sectors including federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations.

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

The consideration paid by the Company to complete the acquisition of OPAY has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters. Accordingly, the purchase price allocation is preliminary and is subject to future adjustments during the maximum one-year allocation period.

The Company made adjustments to the preliminary purchase price allocation as additional information became available for acquired property and equipment, certain accruals and tax account balances. These adjustments and any resulting adjustments to the statements of income were not material to the Company’s previously reported operating results or financial position.

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

Each outstanding option to acquire ORCC common stock was cancelled and terminated at the effective time of the Merger and converted into the right to receive an equivalent number of options to purchase ACI common stock. Each ORCC restricted stock unit was vested immediately prior to the effective time of the Merger and each holder received $3.85 per share.

The Company used funds from the $300.0 million of Senior Notes financing arranged through Wells Fargo Securities, LLC to fund the acquisition. See Note 4, Debt, for terms of the financing arrangement.

The consideration paid by the Company to complete the Merger has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses.

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

In connection with the 2013 acquisitions, the Company recorded the following amounts based upon its purchase price allocations as of September 30, 2014. The purchase price allocation for OPAY is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Official Payments Holdings, Inc.	Online Resources Corporation	PTESA
Current assets:
Cash and cash equivalents		$25,871	$9,930	$193
Billed and accrued receivables, net		2,858	19,394	327
Deferred income taxes, net		4,034	11,726	—
Other current assets		27,779	17,643	95

Total current assets acquired		60,542	58,693	615

Noncurrent assets:
Property and equipment		6,340	7,335	6
Goodwill		39,301	122,247	7,113
Software	10 years	26,125	62,215	7,732
Customer relationships	14 -15 years	47,400	68,750	—
Trademarks	3 - 5 years	3,000	3,050	—
Other noncurrent assets		7,818	459	7

Total assets acquired		190,526	322,749	15,473

Current liabilities:
Accounts payable		8,932	15,394	341
Employee compensation		15,006	10,549	261
Note payable		—	7,500	—
Other current liabilities		25,978	7,559	—

Total current liabilities acquired		49,916	41,002	602

Noncurrent liabilities:
Deferred income taxes, net		—	18,290	225
Other noncurrent liabilities		828	3,339	439

Total liabilities acquired		50,744	62,631	1,266

Net assets acquired		$139,782	$260,118	$14,207

OPAY and ORCC contributed approximately $66.9 million in revenue and $11.3 million in operating income for the three months ended September 30, 2014, which includes significant transaction related expenses related to integration activities. OPAY and ORCC contributed approximately $214.0 million in revenue and $25.2 million in operating income for the nine months ended September 30, 2014, which includes significant transaction related expenses related to integration activities.

ORCC contributed approximately $36.6 million in revenue and $2.1 million in operating income for the three months ended September 30, 2013, which includes significant transaction related expenses related to integration activities. ORCC contributed approximately $83.8 million in revenue and $2.6 million in operating income for the nine months ended September 30, 2013, which includes significant transaction related expenses related to integration activities.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of operations for the Company, ORCC and OPAY as if both acquisitions had occurred January 1, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income for the three and nine months ended September 30, 2013 to give effect to estimated adjustments to expenses to remove the amortization on eliminated OPAY and ORCC historical identifiable intangible assets and add amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting OPAY and ORCC debt and add estimated interest expense on the Company’s additional Term Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the three and nine months ended September 30, 2013.

(in thousands, except per share data)	Pro Forma Results of Operations for the three Months Ended	Pro Forma Results of Operations for the Nine Months Ended
	September 30, 2013	September 30, 2013
Total Revenues	$247,046	$728,510
Net Income	18,135	20,303

Income per share
Basic	$0.15	$0.17
Diluted	$0.15	$0.17

4. Debt

As of September 30, 2014, the Company had $78.5 million, $567.8 million and $300.0 million outstanding under our Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $171.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

On August 20, 2013, upon the consummation of the offering of the 6.375% Senior Notes due in 2020 (the “Senior Notes”), the Fourth Amendment to the Credit Agreement originally entered into on November 10, 2011, became effective. The Fourth Amendment, among other things, extended the maturity date of the loans under the credit facility to August 20, 2018, and increased the amount the Company may request for optional incremental term loans and/or increases in the revolving commitment from $200 million to $300 million. The Fourth Amendment did not impact the interest rate schedule previously applied to the Credit Agreement.

On August 12, 2014, the Company borrowed an additional $150 million under the Term Credit Facility. These additional borrowings were used in connection with the ReD acquisition that was completed on August 12, 2014.

On August 12, 2014, the Fifth Amendment to the Credit Agreement became effective. The Fifth Amendment, among other things, permitted the acquisition of ReD, increased the aggregate amount of permitted intercompany indebtedness between the Company and its subsidiaries that are guarantors under the credit facility and subsidiaries of the Company that are not guarantors under the credit facility from $75 million to $225 million and increased the amount of unsecured indebtedness permitted under the credit facility from $350 million to $500 million, in each case subject to the terms of the Credit Agreement, as amended. The Fifth Amendment also amends the Collateral Agreement dated November 10, 2011 (as amended prior to August 12, 2014) among the Company, OPAY, the other grantors party thereto and Wells Fargo Bank, National Association, as administrative agent, to release the administrative agent’s security interest in, and lien on, certain property of OPAY.

In connection with the incremental borrowings under the Term Credit Facility and the Fifth Amendment, the Company incurred debt issuance costs of $4.5 million, of which $4.4 million were paid as of September 30, 2014.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2014 for the Credit Facility was 2.41%.

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

Maturities on long-term debt outstanding at September 30, 2014 are as follows:

Fiscal year ending December 31,
(in thousands)
2014	$19,853
2015	87,352
2016	95,293
2017	95,293
2018	348,496
Thereafter	300,000

Total	$946,287

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of September 30, 2014, and at all times during the period, the Company was in compliance with its financial debt covenants.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of our Senior Notes approximates the carrying value at September 30, 2014 based upon prevailing interest rates and the Company’s credit rating (Level 2 of the fair value hierarchy).

(in thousands)	As of September 30, 2014	As of December 31, 2013
Term credit facility	$567,787	$455,383
Revolving credit facility	78,500	—
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	946,287	755,383
Less current portion of term credit facility	83,381	47,313

Total long-term debt	$862,906	$708,070

5. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2014 and 2013 totaled 109,825 and 96,198, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2013	7,408,821	$11.02
Granted	27,132	20.13
Exercised	(1,371,369)	8.09
Forfeited or expired	(95,886)	17.30

Outstanding as of September 30, 2014	5,968,698	$11.64	5.47	$44,151,829

Exercisable as of September 30, 2014	4,208,882	$9.39	4.16	$39,428,761

As of September 30, 2014, the Company expects that 93.5% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $9.02 and $8.02, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2014 and 2013. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $15.3 million and $10.4 million, respectively.

The fair value of options granted during the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Expected life (years)	5.93	5.55	8.64
Interest rate	1.8%	1.7%	1.8%
Volatility	45.2%	47.1%	47.6%
Dividend yield	—	—	—

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

Stock Incentive Plan – ORCC Corporation Stock Incentive Plan, as amended and restated

In relation to the acquisition of ORCC discussed in Note 3, the Company amended the ORCC Stock Incentive Plan, as previously amended and restated (the “ORCC Incentive Plan”). Stock options were granted to ORCC employees by ORCC prior to acquisition by the Company under the ORCC Incentive Plan. Outstanding ORCC options were converted into options for the Company’s stock in accordance with the terms of the Transaction Agreement. These are the only equity awards currently outstanding under the ORCC Incentive Plan and no further grants will be made.

A summary of transaction stock options issued pursuant to the ORCC Incentive Plan is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2013	62,445	$35.03
Exercised	(909)	13.92
Forfeited or Expired	(13,425)	30.59

Outstanding as of September 30, 2014	48,111	$36.67	1.81	$33,643

Exercisable as of September 30, 2014	48,111	$36.67	1.81	$33,643

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2014 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2013	2,718,576	$13.79
Granted	19,065	20.13
Forfeited	(91,265)	15.91
Vested	(635,643)	8.88
Change in attainment for 2010 grants	26,226	8.88

Nonvested as of September 30, 2014	2,036,959	$15.22

During the nine months ended September 30, 2014, 635,643 shares of the LTIPs vested. The Company withheld 228,279 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2014 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2013	145,065	$14.91
Granted	106,275	18.57
Vested	(60,916)	14.92
Forfeited	(1,461)	20.51

Nonvested as of September 30, 2014	188,963	$16.92

During the nine months ended September 30, 2014, 60,916 RSAs vested. The Company withheld 24,583 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

Under the terms of the Transaction Agreement with S1, upon the acquisition, the Transaction RSAs were converted to RSAs of the Company’s stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. If an employee was terminated without cause within 12 months from the acquisition date, the RSAs 100% vested. Stock is issued without direct cost to the employee. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The conversion of the Transaction RSAs was treated as a modification and as such, they were valued immediately prior to and after modification. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period. The incremental fair value as measured upon modification is recognized on a straight-line basis from modification date through the end of the requisite service period.

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of September 30, 2014 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2013	57,552	$11.80
Forfeited	(17,924)	11.80

Nonvested as of September 30, 2014	39,628	$11.80

As of September 30, 2014, there were unrecognized compensation costs of $8.2 million related to nonvested stock options, $2.7 million related to the nonvested RSAs, and $14.2 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.9 years, 1.1 years and 1.9 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended September 30, 2014 and 2013 related to stock options, LTIP performance shares, RSAs, and the ESPP of $4.6 million and $3.4 million, respectively, with corresponding tax benefits of $1.7 million and $1.3 million, respectively. The Company recorded stock-based compensation expenses for the nine months ended September 30, 2014 and 2013 related to stock options, LTIP performance shares, RSAs, and the ESPP of $13.7 million and $11.1 million, respectively, with corresponding tax benefits of $5.2 million and $4.2 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2014 and 2013 was $11.1 million and $9.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.8 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively.

6. Software and Other Intangible Assets

At September 30, 2014, software net book value totaling $207.7 million, net of $119.9 million of accumulated amortization, includes the net book value of software marketed for external sale of $88.8 million. The remaining software net book value of $118.9 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2013, software net book value totaled $191.5 million, net of $95.3 million of accumulated amortization. Included in this amount is software marketed for external sale of $94.0 million. The remaining software net book value of $97.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2014 and 2013 totaled $3.8 million and $3.4 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of income. Software for resale amortization expense recorded in the nine months ended September 30, 2014 and 2013 totaled $10.9 million and $10.1 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of income.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $7.7 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively, is included in depreciation and amortization in the condensed consolidated statements of income. Amortization of software for internal use of $18.9 million and $12.8 million for the nine months ended September 30, 2014 and 2013, respectively, is included in depreciation and amortization in the condensed consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	September 30, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$311,438	$(64,368)	$247,070	$277,356	$(49,410)	$227,946
Trademarks and tradenames	15,671	(6,983)	8,688	13,995	(4,383)	9,612
Purchased Contracts	10,835	(10,835)	—	10,865	(10,865)	—
Covenant not to compete	438	(393)	45	438	(303)	135

	$338,382	$(82,579)	$255,803	$302,654	$(64,961)	$237,693

Other intangible assets amortization expense for the three months ended September 30, 2014 and 2013 totaled $6.1 million and $4.7 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2014 and 2013 totaled $18.4 million and $13.3 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2014, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2014	$11,335	$5,960
2015	41,240	22,236
2016	36,133	21,099
2017	29,618	19,594
2018	24,134	19,084
2019	20,445	18,482
Thereafter	44,778	149,348

Total	$207,683	$255,803

7. Corporate Restructuring and Other Organizational Changes

2014 Activities

Employee Actions

During the nine months ended September 30, 2014, the Company reduced its headcount as a part of its integration of recent acquisitions. In connection with these actions, approximately $3.2 million and $6.0 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of income during the three and nine months ended September 30, 2014, respectively. The charges by segment were as follows for the three months ended September 30, 2014: $1.7 million in the Americas segment, $0.5 million in the Asia/Pacific segment, and $1.0 million in the EMEA segment. The charges by segment were as follows for the nine months ended September 30, 2014: $3.8 million in the Americas segment, $1.0 million in the Asia/Pacific segment, and $1.2 million in the EMEA segment. Approximately $6.3 million of termination costs were paid during the nine months ended September 30, 2014. The remaining liability is expected to be paid over the next 12 months.

2013 Activities

Employee Actions

During the three and nine months ended September 30, 2013, the Company reduced its headcount as a part of its integration of recent acquisitions. In connection with these actions, approximately $4.8 million and $8.5 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of income during the three and nine months ended September 30, 2013, respectively. The charges for the three and nine months ended September 30, 2013 were $1.6 million and $1.9 million in the EMEA segment, respectively, and $0.1 million and $0.4 million in the Asia/Pacific segment, respectively. The remaining expense of $3.1 million and $6.2 million was incurred in the Americas segment for the three and nine months ended September 30, 2013, respectively.

Lease Cease Use Actions

During the three months ended September 30, 2013, the Company ceased use of all or a portion of its leased facilities in North Brunswick, NJ, Columbus, OH, Duluth, GA, and Bangalore, India, which resulted in additional expense of $0.8 million that was recorded in general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2013.

The components of corporate restructuring and other reorganization activities from recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total
Balance, December 31, 2013	$1,470	$1,871	$3,341
Restructuring charges (adjustments) incurred, net	5,993	(137)	5,856
Amounts paid during the period	(6,285)	(1,237)	(7,522)
Foreign currency translation	(43)	—	(43)

Balance, September 30, 2014	$1,135	$497	$1,632

The $1.1 million for unpaid severance is included in employee compensation and the $0.5 million for unpaid facility closures is included in other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2014.

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

On September 13, 2012, the Company’s Board of Directors approved the repurchase of up to 7,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, the Company’s Board of Directors approved an additional $100 million for the stock repurchase program.

The Company repurchased 3,578,427 shares for $70.0 million under the program during the nine months ended September 30, 2014. Under the program to date, the Company has repurchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of September 30, 2014.

9. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding:
Basic weighted average shares outstanding	114,484	117,376	114,603	118,537
Add: Dilutive effect of stock options and restricted stock awards	1,944	2,046	2,079	2,061

Diluted weighted average shares outstanding	116,428	119,422	116,682	120,598

The diluted earnings per share computation excludes 3.1 million and 3.2 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and nine months ended September 30, 2014, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 4.9 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and nine months ended September 30, 2013 as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2014 and December 31, 2013 was 114,938,316 and 116,564,967, respectively.

10. Other, net

Other, net is comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Foreign currency transaction gains (losses)	$3,550	$(2,913)	$(1,219)	$(785)
Other	64	(239)	(125)	(721)

Total	$3,614	$(3,152)	$(1,344)	$(1,506)

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

The following is selected segment financial data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues:
Americas	$172,918	$136,812	$505,432	$369,504
EMEA	56,793	51,692	161,604	145,982
Asia/Pacific	19,933	25,435	58,889	66,280

	$249,644	$213,939	$725,925	$581,766

Income before income taxes:
Americas	$37,746	$36,320	$80,779	$79,612
EMEA	30,186	14,968	72,526	43,176
Asia/Pacific	9,048	10,641	25,130	19,828
Corporate	(51,815)	(42,820)	(149,366)	(123,956)

	$25,165	$19,109	$29,069	$18,660

(in thousands)	September 30, 2014	December 31, 2013
Total assets:
Americas - United States	$1,177,766	$1,129,064
Americas - Other	39,020	39,995
EMEA	484,000	380,320
Asia/Pacific	121,235	132,472

	$1,822,021	$1,681,851

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2014 and 2013. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2014 and 2013.

12. Income Taxes

The effective tax rate for the three months ended September 30, 2014 and September 30, 2013 was 37.5% and 28.0%, respectively. The earnings of the Company’s foreign entities for the three months ended September 30, 2014 and September 30, 2013 were $7.3 million and $7.4 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and negatively impacted by domestic profits taxed at higher rates and by losses in other foreign jurisdictions taxed at lower rates. The effective tax rate for the three months ended September 30, 2013 was positively impacted by foreign profits taxed at lower rates. The effective tax rate for the three months ended September 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes.

The effective tax rate for the nine months ended September 30, 2014 and September 30, 2013 was 27.1% and 27.8%, respectively. The earnings of the Company’s foreign entities for the nine months ended September 30, 2014 and September 30, 2013 were $31.6 million and $18.9 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates, partially offset by losses in other foreign jurisdictions taxed at lower rates. The effective tax rate for the nine months ended September 30, 2013 was positively impacted by foreign profits taxed at lower rates and a domestic loss taxed at a higher rate as well as recognition of $1.4 million tax benefit as a result of implementing the 2012 American Taxpayer Relief Act. The effective tax rate for the nine months ended September 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes as well as an increase in the valuation allowance against foreign tax credits as a result of the acquisition of ORCC.

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

The amount of unrecognized tax benefits for uncertain tax positions was $16.2 million as of September 30, 2014 and $15.0 million as of December 31, 2013, excluding related liabilities for interest and penalties of $2.3 million as of September 30, 2014 and December 31, 2013.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $4.5 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at September 30, 2014.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic product, BASE24-eps;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating Online Resources Corporation (“ORCC”), Official Payments Holdings, Inc. (“OPAY”) and Retail Decisions Europe Limited and Retail Decisions, Inc.(collectively “ReD”), which may cause us to fail to realize anticipated benefits of the acquisitions;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	risks of failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 28, 2014. Results for the three and nine months ended September 30, 2014, are not necessarily indicative of results that may be attained in the future.

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

Restructuring

During the nine months ended September 30, 2014, we reduced our headcount as a part of our integration of recent acquisitions. In connection with these actions, approximately $3.2 million and $6.0 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of income during the three and nine months ended September 30, 2014, respectively. The charges by segment were as follows for the three months ended September 30, 2014: $1.7 million in the Americas segment, $0.5 million in the Asia/Pacific segment, and $1.0 million in the EMEA segment. The charges by segment were as follows for the nine months ended September 30, 2014: $3.8 million in the Americas segment, $1.0 million in the Asia/Pacific segment, and $1.2 million in the EMEA segment. Approximately $6.3 million of termination costs were paid during the nine months ended September 30, 2014. The remaining liability is expected to be paid over the next 12 months.

Fiscal 2014 Acquisitions

On August 12, 2014, we completed our acquisition of ReD for $205.1 million in cash. We have included the financial results of ReD in our condensed consolidated financial statements from the date of acquisition. As a leader in fraud prevention solutions, the acquisition of ReD enhances our Universal Payments strategy and further strengthens our leadership position in the fast-growing payments risk management space.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013 (in millions). The September 30, 2014 60-month backlog estimate includes approximately $205 million as a result of the acquisition of ReD. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Americas	$3,000	$2,874	$2,858	$2,831
EMEA	826	765	767	747
Asia/Pacific	288	285	285	283

Total	$4,114	$3,924	$3,910	$3,861

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Committed	$1,660	$1,637	$1,629	$1,742
Renewal	2,454	2,287	2,281	2,119

Total	$4,114	$3,924	$3,910	$3,861

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013 (in millions). The September 30, 2014 12-month backlog estimate includes approximately $42 million as a result of the acquisition of ReD. For all periods reported, approximately 90% of our 12-month backlog estimate is committed backlog and approximately 10% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	September 30, 2014			June 30, 2014
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$593	$58	$651	$569	$71	$640
EMEA	143	36	179	131	43	174
Asia/Pacific	54	14	68	51	20	71

Total	$790	$108	$898	$751	$134	$885

	March 31, 2014			December 31, 2013
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$574	$64	$638	$571	$63	$634
EMEA	127	50	177	130	38	168
Asia/Pacific	52	16	68	53	15	68

Total	$753	$130	$883	$754	$116	$870

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of income as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of income (amounts in thousands):

Three-Month Period Ended September 30, 2014 Compared to the Three-Month Period Ended September 30, 2013

Revenues

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$35,841	14.4%	$1,697	5.0%	$34,144	16.0%
Monthly license fees (MLFs)	21,812	8.7%	(280)	-1.3%	22,092	10.3%

License	57,653	23.1%	1,417	2.5%	56,236	26.3%
Maintenance	63,764	25.5%	3,307	5.5%	60,457	28.3%
Services	28,194	11.3%	(2,046)	-6.8%	30,240	14.1%
Hosting	100,033	40.1%	33,027	49.3%	67,006	31.3%

Total revenues	$249,644	100.0%	$35,705	16.7%	$213,939	100.0%

Total revenue for the three months ended September 30, 2014 increased $35.7 million, or 17%, as compared to the same period in 2013. The increase is the result of a $33.0 million, or 49%, increase in hosting revenue, a $3.3 million, or 6%, increase in maintenance revenue and a $1.4 million, or 3% increase in license revenue partially offset by a $2.0 million, or 7%, decrease in services revenue.

The increase in total revenue for the three months ended September 30, 2014 as compared to the same period in 2013 was due to a $36.1 million, or 26%, increase in the Americas reportable segment and a $5.1 million, or 10%, increase in the EMEA reportable segment partially offset by a $5.5 million, or 22%, decrease in the Asia/Pacific reportable segment.

The addition of OPAY and ReD contributed $34.6 million, or 16%, of the increase in total revenue for the three months ended September 30, 2014. Excluding the impact of the incremental revenue from the addition of OPAY and ReD, total revenue for the three months ended September 30, 2014 increased $1.1 million.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue increased by $1.7 million, or 5%, during the three months ended September 30, 2014, as compared to the same period in 2013. Initial license revenue increased in the Americas and EMEA reportable segments by $1.7 million each, partially offset by a decrease in the Asia/Pacific reportable segment of $1.7 million. The increase in initial license revenue was partially offset by a decline in capacity related revenues of $0.5 million primarily in the Asia/Pacific reportable segment during the three months ended September 30, 2014 as compared to the same period in 2013. The increase in initial license revenue is primarily due to an increase in sales while the decrease in capacity related revenues is primarily due to the timing and relative size of capacity events as compared to the same period in 2013.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $0.3 million, or 1%, during the three months ended September 30, 2014, as compared to the same period in 2013 with the EMEA and Asia/Pacific reportable segments decreasing by $0.5 million and $0.7 million, respectively, partially offset by an increase in the Americas reportable segment of $0.9 million.

Maintenance Revenue

Maintenance revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended September 30, 2014, as compared to the same period in 2013 increased $3.3 million, or 6%. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $1.8 million, $1.2 million and $0.3 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

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

Services revenue during the three months ended September 30, 2014 as compared to the same period in 2013 decreased by $2.0 million, or 7%. Implementation and professional services decreased in the Asia/Pacific reportable segment by $3.4 million, partially offset by increases in the Americas and EMEA reportable segments of $0.6 million and $0.8 million, respectively.

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

Hosting revenue during the three months ended September 30, 2014 as compared to the same period in 2013 increased $33.0 million, or 49%, primarily due to the addition of OPAY and ReD.

Operating Expenses

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Operating expenses:
Cost of license	$5,433	2.2%	$(455)	-7.7%	$5,888	2.8%
Cost of maintenance, services and hosting	105,319	42.2%	24,371	30.1%	80,948	37.8%
Research and development	36,321	14.5%	2,679	8.0%	33,642	15.7%
Selling and marketing	27,078	10.8%	2,980	12.4%	24,098	11.3%
General and administrative	25,329	10.1%	770	3.1%	24,559	11.5%
Depreciation and amortization	18,295	7.3%	3,046	20.0%	15,249	7.1%

Total operating expenses	$217,775	87.2%	$33,391	18.1%	$184,384	86.2%

Total operating expenses for the three months ended September 30, 2014 increased $33.4 million, or 18%, as compared to the same period of 2013. Included in operating expenses for the three months ended September 30, 2014 were approximately $30.5 million of incremental operating expenses related to the added operations of ORCC, OPAY and ReD. There were approximately $7.3 million and $8.7 million of significant transaction related expenses incurred in the three months ended September 30, 2014, and September 30, 2013, respectively. Significant transaction related expenses for the three months ended September 30, 2014 included $3.3 million of personnel related charges and $4.0 million of professional and other expenses related to the acquisition of OPAY and ReD. Excluding these expenses, total operating expenses increased $4.3 million in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a $2.0 million increase in our professional and promotion expenses.

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

Cost of license decreased $0.5 million, or 8%, in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to a decrease in third party royalty fees.

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

Cost of maintenance, services, and hosting increased $24.4 million, or 30%, in the three months ended September 30, 2014 compared to the same period in 2013. There were $21.6 million of incremental expenses related to the added operations of ORCC, OPAY and ReD in the three months ended September 30, 2014. Excluding these expenses, the cost of maintenance, services and hosting increased $2.8 million compared to the same period in 2013 due to an increase in third party contractor expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $2.7 million, or 8%, in the three months ended September 30, 2014 compared to the same period in 2013 primarily the result of $2.4 million of incremental expenses related to the added operations of ORCC, OPAY, and ReD in the quarter ended September 30, 2014.

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

Selling and marketing expense increased $3.0 million, or 12%, in the three months ended September 30, 2014 compared to the same period in 2013. There were $1.6 million of incremental expenses related to the added operations of ORCC, OPAY and ReD in the quarter ended September 30, 2014. Excluding these expenses, total operating expenses increased $1.4 million in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in personnel related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $0.8 million, or 3%, in the three months ended September 30, 2014. Included in general and administrative expenses for the three months ended September 30, 2014 were approximately $2.2 million of incremental expenses related to the added operations of ORCC, OPAY, and ReD. There were approximately $6.5 million and $8.7 million of significant transaction related expenses incurred in the three months ended September 30, 2014, and September 30, 2013, respectively. Excluding these items, total general and administrative expenses increased $0.8 million in the three months ended September 30, 2014 compared to the same period in the prior year primarily due to an increase in bad debt allowances partially offset by lower personnel related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, or 20%, in the three months ended September 30, 2014 compared to the same period in 2013 primarily due to acquisition related intangibles.

Other Income and Expense

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(10,416)	-4.2%	$(2,963)	39.8%	$(7,453)	-3.5%
Interest income	98	0.0%	(61)	-38.4%	159	0.1%
Other, net	3,614	1.4%	6,766	-214.7%	(3,152)	-1.5%

Total other income (expense)	$(6,704)	-2.7%	$3,742	-35.8%	$(10,446)	-4.9%

Interest expense for the three months ended September 30, 2014 increased $3.0 million, or 40%, as compared to the same period in 2013 due to the increase in debt obtained in 2014. Interest income for the three months ended September 30, 2014 was flat as compared to the same period in 2013.

Other, net consists of foreign currency gains (losses) and other non-operating items. We realized foreign currency gains of $3.6 million for the three months ended September 30, 2014 and foreign currency losses of $2.9 million during the same period in 2013.

Income Taxes

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Income tax expense	$9,433	3.8%	$4,086	76.4%	$5,347	2.5%
Effective Income tax rate	37.5%				28.0%

The effective tax rate for the three months ended September 30, 2014 was 37.5%. The earnings of our foreign entities for the three months ended September 30, 2014 were $7.3 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and negatively impacted by domestic profits taxed at a higher rate and by losses in other foreign jurisdictions taxed at lower rates.

The effective tax rate for the three months ended September 30, 2013 was 28.0%. The earnings of our foreign entities for the three months ended September 30, 2013 were $7.4 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2013 was positively impacted by foreign profits taxed at lower rates. The effective tax rate for the three months ended September 30, 2013 was negatively impacted by acquisition related expenses that are not deductible for tax purposes.

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

Nine-Month Period Ended September 30, 2014 Compared to the Nine-Month Period Ended September 30, 2013

Revenues

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$85,851	11.8%	$2,506	3.0%	$83,345	14.3%
Monthly license fees (MLFs)	68,881	9.5%	920	1.4%	67,961	11.7%

License	154,732	21.3%	3,426	2.3%	151,306	26.0%
Maintenance	188,572	26.0%	11,651	6.6%	176,921	30.4%
Services	75,773	10.4%	(5,360)	-6.6%	81,133	13.9%
Hosting	306,848	42.3%	134,442	78.0%	172,406	29.6%

Total revenues	$725,925	100.0%	$144,159	24.8%	$581,766	100.0%

Total revenue for the nine months ended September 30, 2014 increased $144.2 million, or 25%, as compared to the same period in 2013. The increase is the result of a $134.4 million, or 78%, increase in hosting revenue, an $11.7 million, or 7%, increase in maintenance revenue, and a $3.4 million, or 2%, increase in license revenue partially offset by a $5.4 million, or 7%, decrease in services revenue.

The increase in total revenue for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to a $135.9 million, or 37%, increase in the Americas reportable segment and a $15.6 million, or 11%, increase in the EMEA reportable segment partially offset by a $7.4 million, or 11%, decrease in the Asia/Pacific reportable segment.

ORCC contributed an incremental $28.5 million, or 5%, of the increase in total revenue for the nine months ended September 30, 2014 compared to the same period in 2013. The addition of OPAY and ReD contributed $107.5 million, or 18%, of the increase in total revenue for the nine months ended September 30, 2014. Excluding the impact of the incremental revenue from ORCC and addition of OPAY and ReD revenues, total revenue for the nine months ended September 30, 2014 increased $8.2 million, or 1%. The increase in total revenue, excluding the addition of ORCC, OPAY and ReD, is primarily due to an increase in maintenance fee revenue, partially offset by a decrease in services revenue, recognized during the nine months ended September 30, 2014 as compared to the same period in 2013.

Initial License Revenue

Initial license revenue increased by $2.5 million, or 3%, during the nine months ended September 30, 2014, as compared to the same period in 2013. Initial license revenue increased in the EMEA reportable segment by $7.0 million, partially offset by declines in the Americas and Asia/Pacific reportable segments of $1.7 million and $2.8 million, respectively. The increase in initial license revenue is primarily due to an increase in sales during the nine months ended September 30, 2014. The increase in initial license revenue was partially offset by a decline in capacity related revenues of $6.9 million, primarily in the Americas reportable segment, due to the timing and relative size of capacity events during the nine months ended September 30, 2014 as compared to the same period in 2013.

Monthly License Revenue

Monthly license revenue increased $0.9 million, or 1%, during the nine months ended September 30, 2014, as compared to the same period in 2013 with the Americas and Asia/Pacific reportable segment increasing by $0.5 million and $1.2 million, respectively, partially offset by a decline in the EMEA reportable segments of $0.8 million.

Maintenance Revenue

Maintenance revenue during the nine months ended September 30, 2014, as compared to the same period in 2013 increased $11.7 million, or 7%. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $4.0 million, $5.5 million and $2.2 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

Services Revenue

Services revenue during the nine months ended September 30, 2014 as compared to the same period in 2013 decreased by $5.4 million, or 7%. Implementation and professional services decreased in the Americas and Asia/Pacific reportable segment by $1.2 million and $8.0 million, respectively, partially offset by an increase in the EMEA reportable segment of $3.8 million. The decrease in services revenue in the Americas reportable segment was partially offset by an increase of $2.1 million due to incremental ORCC revenues.

Hosting Revenue

Hosting revenue during the nine months ended September 30, 2014 as compared to the same period in 2013 increased $134.4 million, or 78%, due to incremental ORCC revenues and the addition of OPAY and ReD.

Operating Expenses

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Operating expenses:
Cost of license	$18,066	2.5%	$91	0.5%	$17,975	3.1%
Cost of maintenance, services and hosting	325,801	44.9%	100,409	44.5%	225,392	38.7%
Research and development	112,653	15.5%	3,471	3.2%	109,182	18.8%
Selling and marketing	82,994	11.4%	6,284	8.2%	76,710	13.2%
General and administrative	75,127	10.3%	(616)	-0.8%	75,743	13.0%
Depreciation and amortization	52,383	7.2%	12,687	32.0%	39,696	6.8%

Total operating expenses	$667,024	91.9%	$122,326	22.5%	$544,698	93.6%

Total operating expenses for the nine months ended September 30, 2014 increased $122.3 million, or 23% as compared to the same period of 2013. For the nine months ended September 30, 2014, there were approximately $118.4 million of incremental operating expenses related to the added operations of ORCC, OPAY and ReD. There were approximately $16.6 million and $19.2 million of significant transaction related expenses incurred in the nine months ended September 30, 2014 and September 30, 2013, respectively. Significant transaction related expenses for the nine months ended September 30, 2014 included $6.9 million of personnel related charges and $9.7 million of professional and other expenses related to the acquisition of ORCC, OPAY and ReD. Excluding these expenses, total operating expenses increased $6.5 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in personnel related expenses.

Cost of License

Cost of software license increased $0.1 million, or 1%, in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to acquisition related software amortization.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services, and hosting increased $100.4 million, or 45%, in the nine months ended September 30, 2014 compared to the same period in 2013. There were $91.3 million of incremental expenses related to the added operations of ORCC, OPAY, and ReD. Excluding these expenses, the cost of maintenance, services and hosting fees increased $9.1 million in the nine months ended September 30, 2014 compared to the same period in 2013 due primarily to $3.1 million higher third party contractor expenses and $4.3 million higher personnel related expenses.

Research and Development

Research and development expense increased $3.5 million, or 3%, in the nine months ended September 30, 2014 compared to the same period in 2013 primarily the result of $6.7 million of incremental expenses related to the addition of ORCC, OPAY, and ReD in the nine months ending September 30, 2014, partially offset by lower contractor costs.

Selling and Marketing

Selling and marketing expense increased $6.3 million, or 8%, in the nine months ended September 30, 2014 compared to the same period in 2013. There were $4.2 million of incremental expenses related to the added operations of ORCC, OPAY and ReD. Excluding these expenses, the cost of selling and marketing increased $2.1 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in personnel related expenses.

General and Administrative

General and administrative expense decreased $0.6 million, or 1%, in the nine months ended September 30, 2014. The decrease was primarily due to a decrease in significant transaction related expense incurred of approximately $15.7 million during the nine months ended September 30, 2014 compared to $19.2 million for the same period in 2013. Significant transaction related expenses included personnel related charges and professional and other expenses related to the acquisitions of ORCC, OPAY and ReD, partially offset by an increase in our bad debt allowance.

Depreciation and Amortization

Depreciation and amortization expense increased $12.7 million, or 32%, in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to depreciation and amortization of acquisition related intangibles and higher capital expenditures.

Other Income and Expense

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(28,920)	-4.0%	$(11,517)	66.2%	$(17,403)	-3.0%
Interest income	432	0.1%	(69)	-13.8%	501	0.1%
Other, net	(1,344)	-0.2%	162	-10.8%	(1,506)	-0.3%

Total other income (expense)	$(29,832)	-4.1%	$(11,424)	62.1%	$(18,408)	-3.2%

Interest expense for the nine months ended September 30, 2014 increased $11.5 million, or 66%, as compared to the same period in 2013 due to the increase in debt obtained in 2014. Interest income for the nine months ended September 30, 2014 was flat as compared to the same period in 2013.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency losses for the nine months ended September 30, 2014 and 2013 were $1.2 million and $0.8 million, respectively.

Income Taxes

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Income tax expense	$7,875	1.1%	$2,692	51.9%	$5,183	0.9%
Effective Income tax rate	27.1%				27.8%

The effective tax rate for the nine months ended September 30, 2014 was 27.1%. The earnings of our foreign entities for the nine months ended September 30, 2014 were $31.6 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

Segment Results

The following table presents revenues and income before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues:
Americas	$172,918	$136,812	$505,432	$369,504
EMEA	56,793	51,692	161,604	145,982
Asia/Pacific	19,933	25,435	58,889	66,280

	$249,644	$213,939	$725,925	$581,766

Income (loss) before income taxes:
Americas	$37,746	$36,320	$80,779	$79,612
EMEA	30,186	14,968	72,526	43,176
Asia/Pacific	9,048	10,641	25,130	19,828
Corporate	(51,815)	(42,820)	(149,366)	(123,956)

	$25,165	$19,109	$29,069	$18,660

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

The increase in revenue and income before income taxes for the Americas segment during the three months ended September 30, 2014 is primarily due to the incremental impact of ORCC and the addition of ReD and OPAY operations. The EMEA segment’s income before income taxes increased as a result of increased revenue as well as lower relative personnel related costs. The Asia/Pacific segment’s income before income taxes decreased primarily as a result of a decrease in revenue. The increase in the Corporate loss before income taxes for the three months ended September 30, 2014, is primarily due to an increase in amortization on acquired intangibles and interest expense. Amortization of acquired intangible assets was approximately $11.8 million and $9.2 million during the three months ended September 30, 2014 and 2013, respectively. Interest expense on long term debt was approximately $10.4 million and $7.4 million during the three months ended September 30, 2014 and 2013, respectively.

The increase in revenue and income before income taxes for the Americas segment during the nine months ended September 30, 2014 is primarily due to the incremental impact of ORCC and the addition of ReD and OPAY operations. The EMEA segment’s income before income taxes increased as result of increased revenue as well as lower relative personnel related costs. The Asia/Pacific segment’s income before income taxes increased primarily as a result of reduced personnel costs. The increase in the Corporate loss before income taxes for the nine months ended September 30, 2014, is primarily due to an increase in amortization on acquired intangibles and interest expense. Amortization of acquired intangible assets was approximately $34.4 million and $25.2 million during the nine months ended September 30, 2014 and 2013, respectively. Interest expense on long term debt was approximately $28.8 million and $17.2 million during the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, we had $60.1 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of September 30, 2014, $44.2 million of the $60.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Nine Months Ended September 30,
	2014	2013
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$71,983	$86,560
Investing activities	(231,772)	(282,562)
Financing activities	125,646	287,731

Net cash flows provided by operating activities for the nine months ended September 30, 2014 amounted to $72.0 million as compared to $86.6 million during the same period in 2013. The comparative period decrease in cash provided by operating activities was primarily due to lower contribution from receivables partially offset by stronger earnings during the first nine months of 2014 when compared to the same period in 2013. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first nine months of 2014 we used cash of $204.3 million, net of $0.8 million in cash acquired, to acquire ReD. In addition, we used $27.4 million to purchase software, property and equipment and other investments during the nine month ended September 30, 2014. During the nine months ended September 30, 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA during the first nine months of 2013.

During the nine months ended September 30, 2014, we used $70.0 million to repurchase common stock. We received proceeds of $150.0 million and repaid $37.6 million on the Term Credit Facility during the first nine months of 2014. We received net proceeds of $78.5 million from Revolving Credit Facility during the nine months ended September 30, 2014. In addition, during the first nine months of 2014, we received proceeds of $23.6 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $5.0 million for the repurchase of restricted stock and performance shares for tax withholdings. In the first nine months of 2013, we received proceeds of $300.0 million from our Term Credit Facility to fund our purchase of ORCC. In addition, we received proceeds of $300.0 million from our Senior Notes during the first nine months of 2013. We used $188.0 million of this debt to repay the Revolving Credit Facility and $80.6 million to repurchase common stock during the first nine months of 2013.

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

Debt

As of September 30, 2014, we had $78.5 million and $567.8 million outstanding under our Revolving and Term Credit Facilities, with up to $171.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The Revolving Credit Facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At September 30, 2014 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect on our Credit Agreement at September 30, 2014 was 2.41%.

On August 20, 2013, we completed a $300 million offering of 6.375% Senior Notes due in 2020 (the “Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest will accrue from August 20, 2013. The Notes will mature on August 15, 2020.

On August 12, 2014, we borrowed an additional $150 million under our Term Credit Facility as amended. These additional borrowings were used in connection with the ReD acquisition that was completed on August 12, 2014.

On August 12, 2014, the Fifth Amendment to the Credit Agreement became effective. The Fifth Amendment, among other things, permitted the acquisition of ReD, increased the aggregate amount of permitted intercompany indebtedness between us and our subsidiaries that are guarantors under the credit facility and our subsidiaries that are not guarantors under the credit facility from $75 million to $225 million and increased the amount of unsecured indebtedness permitted under the credit facility from $350 million to $500 million, in each case subject to the terms of the Credit Agreement, as amended. The Fifth Amendment also amends the Collateral Agreement dated November 10, 2011 (as amended prior to August 12, 2014) among us, OPAY, the other grantors party thereto and Wells Fargo Bank, National Association, as administrative agent, to release the administrative agent’s security interest in, and lien on, certain property of OPAY.

In connection with the incremental borrowings under the Term Credit Facility and the Fifth Amendment, we incurred debt issuance costs of $4.5 million, of which $4.4 million were paid as of September 30, 2014.

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

We repurchased 3,578,427 shares for $70.0 million under the program during the nine months ended September 30, 2014. Under the program to date, we have purchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of September 30, 2014.

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

Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2014, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2013.

	Payments due by Period (amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Acquired operating lease obligations (1)	$5,074	$291	$2,277	$1,925	$581
New operating lease obligations (2)	10,851	284	4,188	3,480	2,899
Term Credit Facility (3)	567,787	83,381	190,586	293,820	—
Term Credit Facility interest (4)	38,068	12,966	19,329	5,773	—
Revolving Credit Facility (3)	78,500	—	—	78,500	—
Revolving Credit Facility interest (4)	7,410	1,892	3,784	1,734	—

Total	$707,690	$98,814	$220,164	$385,232	$3,480

(1)	Operating leases acquired as a result of the ReD acquisition.
(2)	New operating lease obligations entered into during the nine months ended September 30, 2014.
(3)	Increases in the Term Credit Facility and Revolving Credit Facility primarily represent debt used to partially fund acquisitions during the nine months ended September 30, 2014.
(4)	Based upon the debt outstanding and interest rate in effect at September 30, 2014 of 2.41%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2014 is $16.2 million.

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

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates other than as disclosed in Note 1, Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed on February 28, 2014, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk for the nine months ended September 30, 2014. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in South Africa, Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2014, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $946.3 million of debt outstanding at September 30, 2014 with $300.0 million in Senior Notes and $646.3 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.41% at September 30, 2014. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.6 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report, September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

On August 12, 2014, the Company completed its acquisition of ReD. The Company believes the internal controls and procedures of ReD have had a material effect on the Company’s internal control over financial reporting. See Note 3, Business Combination, to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of integrating ReD operations. The Company anticipates a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended September 30, 2014, and determined that except for the changes discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2014 through July 31, 2014	—		$—	—	$138,325,000
August 1, 2014 through August 31, 2014	—		—	—	138,325,000
September 1, 2014 through September 30, 2014	22,675	(1)	19.50	—	138,325,000

Total	22,675		$19.50	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2014, 55,114 shares of RSAs vested. We withheld 22,675 of those shares, respectively, to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intend to use existing cash and cash equivalents to fund these repurchases. In May 2006, our Board of Directors approved an increase of $30 million to the stock repurchase program, bringing the total of the approved program to $110 million. In March 2007, our Board of Directors approved an increase of $100 million to its current repurchase authorization, bringing the total authorization to $210 million. In February 2012, our Board of Directors approved an increase of $52.1 million to its current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of the Company’s common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. In February, 2014, our Board of Directors again approved an additional $100 million for stock repurchases. Approximately $138.3 million remains available at September 30, 2014. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item  4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.29 (4)	Fifth Amendment to Credit Agreement and Second Amendment to Collateral Agreement, dated August 12,2014, among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

10.30 (5)	Lender Addition and Acknowledgement Agreement, dated August 12, 2014, by and among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the incremental term lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 18, 2014.
(5)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed August 18, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: October 30, 2014	By:	/S/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.29 (4)	Fifth Amendment to Credit Agreement and Second Amendment to Collateral Agreement, dated August 12,2014, among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

10.30 (5)	Lender Addition and Acknowledgement Agreement, dated August 12, 2014, by and among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the incremental term lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 18, 2014.
(5)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed August 18, 2014.