Form 10-K
period 2014-12-31
ACI WORLDWIDE, INC.
filed 2015-02-26
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $18.61 was $2,087,581,458. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 23, 2015, there were 115,879,610 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2015, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic product, BASE24-eps;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”), which may cause us to fail to realize anticipated benefits of the acquisitions;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	risks of failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Item 1A in the section entitled “Risk Factors”.

Trademarks and Service Marks

ACI, the ACI logo, ACI Worldwide, BASE24-eps, BASE24, ACI Payment Systems, ACI Payment Systems logo, ACI Payment Systems – Trusted Globally, BASE24-atm, BASE24-Card, BASE24-pos, BASE24-Teller, Credisphere, Distra, Enguard, Money HQ, Online Resources, Payanyone, PayMyBill, Prism, Prism Credit, Prism Debit, Prism Merchant, Real-Time Digital Scanline, Red Shield, Universal Payments, UP, UP logo, IBroker, IEX, Iexchange, ACI Universal Payments, ACI Universal Payments Platform, Postilion, among others, are registered trademarks and/or registered service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Agile Payment Solution, ACI Enterprise Banker, ACI Global Banker, ACI Retail Commerce Server, AS/X, ACI Issuer, ACI Acquirer, ACI Interchange, ACI Token Manager, ACI Payments Manager, ACI Card Management System, ACI Smart Chip Manager, ACI Dispute Management System, ACI Simulation Services for Enterprise Testing or ASSET, ACI Money Transfer System, NET24, ACI Proactive Risk Manager, PRM, ACI Case Manager System, ACI Communication Services, ACI Enterprise Security Services, ACI Web Access Services, ACI Monitoring and Management and ACI DataWise, UPP, ACI Universal Online Banker, ACI Mobile Channel Manager among others, have pending registrations or are common-law trademarks and/or service marks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States and/or other countries. Other parties’ marks referred to in this report are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

General

ACI Worldwide, Inc. (“ACI”, “ACI Worldwide”, the “Company,” “we,” “us,” or “our”) is a Delaware corporation incorporated in November 1993 under the name ACI Holding, Inc. ACI is largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, which we acquired from Tandem Computers Incorporated on December 31, 1993. On July 24, 2007, we changed our corporate name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.” We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name.

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

ACI combines a global perspective with local presence to tailor electronic payment solutions for our customers. We believe that we have one of the most diverse and robust product portfolios in the bill payments industry with application software spanning the entire payments value chain. We also believe that our strong financial performance has been attributable to our ability to design and deliver quality products coupled with our ability to identify and successfully consummate and integrate strategic acquisitions.

Recent Acquisitions

Fiscal 2014 Acquisitions

Retail Decisions

On August 12, 2014, we completed our acquisition of ReD and all its subsidiaries. As a leader in fraud prevention solutions, the acquisition of ReD enhances our Universal Payments strategy and further strengthens our leadership position in the fast-growing payments risk management space.

Fiscal 2013 Acquisitions

Official Payments Holdings, Inc.

On November 5, 2013, we completed our tender offer for Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries. OPAY was a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions and charitable giving organizations. OPAY further extended our leadership in the fast-growing Electronic Bill Presentment and Payment (“EBPP”) space, expanding our portfolio across key sectors.

Online Resources Corporation

On March 11, 2013, we completed our tender offer for Online Resources Corporation (“ORCC”) and all its subsidiaries. ORCC was a leading provider of online banking and full service bill pay solutions. ORCC added EBPP solutions as a strategic part of our Universal Payments portfolio. ORCC also strengthened our online banking capabilities with complementary technology, and expanded our leadership in serving community banking and credit union customers.

Profesionales en Transacciones Electronicas S.A.

We acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”, on March 1, 2013. PTESA had been our long-term partner, serving customers in South America in sales, service and support functions. The addition of the PTESA team to ACI reinforced our commitment to serve the Latin American market.

Fiscal 2012 Acquisitions

Distra Pty Ltd

On September 18, 2012, we closed the acquisition of Distra Pty Ltd (“Distra”). The Distra Universal Payments Platform delivers a fault-tolerant, Service-Oriented Architecture (SOA)-based payments platform that helps to significantly reduce the risk and cost of payments transformation without compromising security, performance, scalability and reliability. The integration of ACI and Distra technologies enables financial institutions, processors and retailers to enhance the flexibility and performance of their existing payments infrastructure to address market needs, such as mobile, social channels and payment service hubs. In addition, this acquisition enables our payment products to integrate more tightly with customers’ enterprise architectures, reducing their total cost of ownership.

North Data Uruguay S.A.

On May 24, 2012, we closed the acquisition of North Data Uruguay S.A. (“North Data”). North Data had been a long-term partner of ours, serving customers in South America in sales, service and support functions. The addition of the North Data team to the Company reinforced our commitment to serve the Latin American market.

SI Corporation

On February 10, 2012, we acquired S1 Corporation (“S1”) and all its subsidiaries. The acquisition of S1 further increased our international capacity and further positioned us as a full-service global leader of financial and payment solutions, with the ability to deliver a broader suite of payment offerings globally targeting financial organizations, processors and retailers. Supported by a global team of expert, local employees, S1 brought to us a highly complementary set of products, strong global capabilities and success with a range of financial institutions and retailers.

Products

ACI’s integrated suite of software products and hosted services deliver a broad range of solutions for payments processing, card and merchant management, EBPP, online banking, mobile, branch and voice banking, fraud detection and trade finance. Trusted by over 5,600 organizations globally, ACI serves four primary market audiences:

•	Financial institutions, including global, national, regional, and community banks and credit unions

•	Processors

•	Retailers

•	Billers

Our products cover several different domains within the payments and banking marketplace:

•	Online Banking and Cash Management – the management of payments and cash flows across accounts globally through the online or mobile channel

•	Branch – the management and processing of monetary, non-monetary, sales and account origination financial transactions

•

Trade Finance – the management of all trade related transaction types, both traditional trade and open account instruments with the ability for end users to view and track those transactions through the online channel

•	Community Financial Services – the online and mobile banking and payment systems, and security solutions that service community banks and credit unions

•

Retail Banking Payments – we provide the software to support in-house issuance of payment instruments (e.g. card, tokens and virtual cards) and the management of a consumer payment from transaction acquiring through the lifecycle within the banking system to settlement; which we split into Payments Processing and Card and Merchant Management

•

Transaction Banking Payments – the management of primarily corporate payments and messages through their lifecycle including real time gross settlement (“RTGS”) payments, ACH payments, and Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) transactions

•	Retailers – the management of a consumer payment within a retailer and supporting services such as the management of store and gift card and loyalty programs

•	Payments Risk Management – the securing of payments against fraud and money laundering

•	Payment Infrastructure – the tools and infrastructure to operate and optimize the payments system

•

Billers – Electronic bill presentment and payment enables the presentment of bills and the collection of payments for these bills from consumers for billers, including, for example, tax authorities, higher education providers, utilities, and health care providers

The sections below provide an overview of our major software products within these domains.

Our ACI Agile Payments Solution vision recognized the long term direction to migrate payments processing from the discrete structures to a set of service-based enterprise payments solutions. The first stage of the strategy was to deliver tight integration between the existing products allowing for the delivery of capability solutions that crossed domains. We continued to evolve our solution offerings in a way that organizations can benefit from the integrated and enterprise capabilities of the entire ACI product portfolio as we provided the market with a comprehensive set of payment solutions covering a wide range of needs. As we progressed on this journey we made significant investments to accelerate the delivery for our customers through both internal development and acquisition. Notably in 2012, ACI acquired S1 and Distra, both of which expanded the breadth and scale of ACI’s offerings, as well as accelerated the delivery of our technology vision to the marketplace. The EBPP related acquisitions in 2013 further added to our payments products portfolio and added assets that both allow us to provide a wider set of payments solutions to new market segments and complement our existing solutions, while the 2014 acquisition of ReD further strengthened our position in the payment risk management space. Our strategy allows ACI to deliver an end-to-end payment system that supports any payment type, device or channel globally. During 2013 this comprehensive view of our payments capabilities, technologies and solutions was rebranded as Universal Payments which superseded the use of the ACI Agile Payments Solution terminology.

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

Online Banking and Cash Management, Branch and Trade Finance

Within the Online Banking and Cash Management, Branch and Trade domain, ACI has the following products:

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

ACI Global Banker provides single-window access to corporate cash management, trade finance, FX services, reporting and data exchange. Global Banker supports single-window, Single Sign-On access to a bank’s corporate Internet banking platform. This enterprise-wide, multi-country, multi-language, multi-currency solution allows banks of all sizes to uniquely package products and services for different countries and segments – or even individual customers – from a single, flexible platform.

ACI Online Banking provides a rich banking user experience so consumers to micro- and mid-market businesses can effortlessly manage their money. Financial institutions can create distinctive product bundles that deliver the right mix of services and customized user experience to each of their retail market segments. Online Banking delivers services today’s saavy customers want – personal finance management, electronic bill presentment and payment, mobile banking, account transfers and alerts.

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

InterACT Universal Banker is a multi-channel product suite that supports the processing of monetary, non-monetary, sales and account origination transactions across multiple channels including branch, call center and back office, as well as delivering extended branch support for browser based employees such as relationship managers or calling officers.

ACI Global Trade Manager allows client access that enables corporate clients of the bank to access, enter and track their entire trade portfolio of traditional trade and open account instrument over the Internet. This product is also utilized in the wholesale domain.

ACI Mobile Channel Manager allows organizations to provide consumers, business and corporate customers with mobile access to functions across the banking and payments spectrum. When used with ACI banking products and payment engines, Mobile Channel Manager enables mobile functions that might include account management, balance inquiries, transfers, bill payments, person-to-person (“P2P”) payments (including PayPal), pre-paid purchases, remote deposit capture, ATM/branch locator, and Short Message Service (“SMS”) notifications.

Community Financial Services

Within the Community Financial Services domain, ACI currently offers three main suites of hosted solutions:

Online and Mobile Banking solutions for Community Banks and Credit Unions offers full-featured, robust solutions for any financial institution. Architect digital banking provides banks and credit unions with a customized user experience, robust marketing options, a single platform for business and retail users, and software development kit (“SDK”). Self Service Banking is a full-featured self-service banking solution that includes online banking, voice banking and mobile banking for consumer and small-to-mid-size businesses, all from a single hosted platform. The Web Federal suite provides credit unions with online banking, business solutions, mobile banking, Customer Relationship Management (“CRM”) Marketing, and creative and web design services.

ACI Defense is a full-service security solution for community banks and credit unions. The ACI Defense suite of solutions helps U.S. financial institutions address security compliance obligations with firewall and intrusion prevention services, security assessments, vulnerability testing, endpoint and mobile protection, email security and encryption and identity theft/anti-phishing services.

Online Bill Payment and Presentment provides full-service bill payment solutions for community banks and credit unions, including pay-anyone functionality, online bill presentment, P2P and account-to-account (“A2A”) payments and express pay services.

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

BASE24-eps 2.0 added a number of very significant features, including the ability to route payments to non-card identifiers such as account numbers, email addresses or phone numbers. This enables BASE24-eps customers to more easily support P2P payments, mobile payments, etc. The inclusion of our second generation SDK, enhances support for services orientation and additional development and configuration tools and greatly enhances the flexibility of the product, its ability to support new business opportunities and the ease with which it can be implemented.

On the HP NonStop platform, BASE24-eps uses NET24-XPNET, an ACI developed message oriented middleware solution.

Postilion is an integrated electronic payments processing system, primarily deployed on Microsoft Windows servers. It authenticates, authorizes, routes, and switches transactions generated at ATMs and merchant point-of-sale (“POS”) sites as well as provides flexible infrastructure to handle key aspects of the back office functions. The product is used widely by financial institutions across the world, with a particular emphasis on financial institutions in smaller emerging markets. This product is also used in the merchant retail domain.

ACI continues to support and maintain a number of other retail payments engines which are no longer actively marketed to new customers.

BASE24 is an integrated family of software products previously marketed to customers operating electronic payment networks in the retail banking and retail industries. A substantial portion of ACI’s revenues are derived from licensing the BASE24 family of products and providing related services and maintenance as it has been the core of the ACI business since our inception.

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

During the years ended December 31, 2014, 2013 and 2012, approximately 21%, 28% and 32%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

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

ACI Token Manager consists of a suite of products from ACI’s partner Bell Identification B.V. The Smart Card & Application Management System provides for central lifecycle management of smart cards and other tokens as well as the management of the applications activated within the scheme. The Key Management System facilitates the implementation of security concepts based on the generation, storage, recovery, import and distribution of cryptographic keys. The keys are used for encryption and decryption of data and for verification and authorization of trusted parties using digital certificates. Token Manager is also used to support Europay, MasterCard and Visa (“EMV”) card issuing. ACI Token Manager for Mobile enables the delivery of payment tokens, such as wallets, to mobile phones.

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

Transaction Banking Payments

Our transaction banking solutions are focused on global, super-regional and regional financial institutions that provide treasury management services to large corporations and correspondent banks. In addition, the market includes non-bank financial institutions with the need to conduct their own internal treasury management activities.

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

Retailers

Within the Retailers domain, ACI offers the following products:

ACI Retail Commerce Server, a solution for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Retail Commerce Server product line operates on open systems technologies such as Microsoft Windows, UNIX and Linux, with most of the current installations deployed on the Microsoft Windows platform. After ACI acquired ISD Holdings, Inc. and ISD Corporation (collectively “ISD”) the acquired functionality was integrated into Retail Commerce Server including delivering capability for solving the Payment Card Industry (“PCI”) compliance needs of retailers.

Postilion, a global platform for retailers, is an integrated suite of electronic payments products that facilitate a broad range of capabilities. These capabilities include prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. The Postilion product line operates on multiple open systems technologies such as Microsoft Windows and AIX.

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

ReD1 Gateway is a high performance, international payment processing service, linking global merchants and acquirers. The service is available for e-commerce, m-commerce, call center and interactive voice response (“IVR”) transactions. Deployed as a managed service, ReD1 Gateway is built to accommodate high volume processing and business growth. It frees up internal resources to focus on core business and equips merchants to meet the requirements of PCI Compliance. ReD1 Gateway integrates with ReD Shield to provide a complete fraud and payments solution for a retailers Omni-Channel payments infrastructure.

Payments Risk Management

ACI Proactive Risk Manager is a payment fraud detection solution designed to help card issuers, merchant acquirers and financial institutions combat fraud schemes. The solution combines advanced neural model transaction scoring with expert rules-based detection strategies and advanced alert management capabilities. Real-time detection capability enables fraud assessment to be part of the authorization process; near real-time alerting is also supported.

ACI Case Manager is a case management application supporting processes and workflows for researching and resolving fraud/risk cases across their complete lifecycle, including case initiation, investigation, reporting, escalation paths and notifications. ACI Case Manager also acts as a central repository for case histories and resource activities to provide organizations with centralized auditing capabilities.

ReD Shield is a real-time, online, software-as-a-service based fraud prevention solution tailored to the needs of e-commerce merchants and payment service providers (“PSPs”). ReD Shield provides instant decisions (accept/challenge/deny) on e-commerce and m-commerce transactions, detecting and managing domestic and cross-border payment fraud across all payment types. The ReD Shield solution is managed by experienced, expert risk analysts and tailored to meet the needs of individual merchants.

ReDi is an interactive, self-service Business Intelligence portal which gives merchant customers deep insight into their fraud, fraud prevention performance and online customer activity. ReDi provides a direct window into transaction data, updated every few minutes and building up to include up to two years of data. It includes dashboards, charts and tables, and powerful profile and search features.

ReD Fraud Xchange connects merchants with issuers and other merchants in a multi-way, real-time and near-real-time exchange of information. The solution pools data across merchants and issuers in real-time, providing early notice of potential fraud, bi-directional fraud alerting and reduction of chargebacks and chargeback related expenses.

Payments Infrastructure

The Payments Infrastructure products provide specific technology extensions to augment the business services provided in the business service domains described above.

ACI Communication Services provides a range of communication services to enable message exchange on multiple platforms, in particular, enabling applications to support legacy protocols, such as SNA and X.25, running over TCP/IP networks. It also supports hybrid networking environments such as IBM’s HPR/IP. This set of products runs on HP NonStop, IBM System z and Unix platforms.

ACI Enterprise Security Services is a suite of security solutions that secure access to systems and resources. These products run on the HP NonStop platform and are designed to take advantage of HP NonStop fundamentals.

ACI Web Access Services allows HP NonStop users to securely expose existing applications to peer systems as well as PC clients and web browsers. Web Access Services supports new Graphical User Interface (“GUI”) client development, standard 6530 and 3270E terminal emulation or automated data stream transformation to give users a range of options for integrating NonStop services across the enterprise.

ACI Payment Testing (ASSET) is a simulation and testing tool that allows companies involved in electronic payments to simulate devices and transactions, and perform application testing. ASSET is available for use with BASE24, BASE24-eps, Postilion, and ACI Proactive Risk Manager.

ACI Payment Service Management is a partnership with Integrated Research Limited (“Integrated Research”) formed to resell their Prognosis product. This provides intelligent payment service management through in-depth monitoring and analysis of transactions, applications, supporting IT infrastructure, and payments devices. Prognosis is available for use with BASE24, BASE24-eps, Postilion, ACI Proactive Risk Manager, and ACI Money Transfer System.

ACI Mobile Alerting powered by Spectrum MoneyGuard offers fraud or service alert options in near real-time with SMS messages to their mobile phones of events affecting their banking transactions. When used for fraud alerting, customers have the option of responding via text (two-way communication) requesting a block of the card and a confirmation is sent.

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

Technology partners help us add value to our solutions, stay abreast of current market conditions and industry developments such as standards. Technology partner organizations include Diebold, NCR, Wincor-Nixdorf, VISA, MasterCard and SWIFT. In addition, ACI has membership in or participates in the relevant committees of a number of industry associations, such as the International Organization for Standardization (“ISO”), Interactive Financial eXchange Forum (“IFX”), International Payments Framework Association (“IPFA”), Banking Industry Architecture Network (“BIAN”), UK Cards Association and the PCI Security Standards Council. These partnerships provide direction as it relates to the specifications that are used by the card schemes and in some cases manufacturers. These organizations typically look to ACI as a source of knowledge and experience to be shared in conjunction with creating and enhancing their standards. The benefit to ACI is in having the opportunity to imprint these standards with concepts and ideas that will benefit ACI and ultimately our customers.

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

We have alliances with our business partners Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation, Red Hat, Inc. and Oracle USA, Inc., whose industry leading hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like scalability and performance testing.

The following is a list of key business partners:

•	Access Softek, Inc.

•	Accuity, Inc.

•	Actuate Corp.

•	Bell ID

•	CardinalCommerce

•	DataOceans, LLC

•	Experian Information Solutions, Inc.

•	FairCom Corporation

•	Fiserv, Inc.

•	Fidelity National Information Services, Inc.

•	Guardian Analytics

•	Hewlett-Packard Company

•	International Business Machines Corporation

•	Ingenico Group

•	Integrated Research Limited

•	Intuit, Inc.

•	iovation

•	Jack Henry & Associates, Inc.

•	TIBCO Software Inc.

•	Lean Software Services, Inc.

•	LivePerson Inc.

•	Microsoft Corporation

•	Monex Deposit Company

•	mShift, Inc.

•	Neustar, Inc.

•	Oracle USA, Inc.

•	PayPal

•	ProfitStars – Jack Henry & Associates, Inc.

•	Red Hat, Inc.

•	RSA Security LLC, the Security Division of EMC Corporation

•	Spectrum Message Services Pty Ltd

•	Symantec Corporation

•	Truaxis, Inc. – a MasterCard Company

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

•

Facilities Management Services. We offer facilities management services whereby we operate a customer’s electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

ACI On Demand

We offer software as a service (“SaaS”) hosting service whereby we host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management, biller, retailers and online banking products. ACI On Demand customers are served in both multi-tenant and dedicated instance software operating models depending on the solution tailored to meet their specific needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

Customer Support

We provide our customers with product support that is available 24 hours a day, seven days a week. If requested by a customer, the product support group can remotely access that customer’s systems on a real-time basis. This allows the product support group to help diagnose and correct problems to enhance the continuous availability of a customer’s business-critical systems. We offer our customers both a general maintenance plan and a premium option.

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

•

Premium Customer Support Program. Under the premium customer service option, referred to as the Premium Customer Support Program, each customer is assigned an experienced technician to work with its system. The technician typically performs functions such as:

•	Install and test software fixes

•	Retrofit custom software modifications (“CSMs”) into new software releases

•	Answer questions and resolve problems related to CSM code

•	Maintain a detailed CSM history

•	Monitor customer problems on ACI’s HELP24 hotline database on a priority basis

•	Supply on-site support, available upon demand

•	Perform an annual system review

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

Online Banking and Cash Management, Branch, Trade Finance and Community Financial Services

Principal competitors for the Online Banking and Cash Management and Branch product set are Digital Insight, Bottomline Technologies, ARGO, Fidelity National Information Services, Inc. and Fundtech Ltd, as well as payment processing companies First Data Corporation, Fidelity National Information Services, Inc, and Fiserv, Inc. Principal competitors for the Trade Finance product set include China Systems, CSI, Misys and CGI. Principal competitors for the Community Financial Services product set are Fiserv, Inc., Fidelity National Information Services, Inc., Jack Henry & Associates, Inc., Q2 Software, Inc., Intuit Inc. and Alkami Technology.

Retail Banking Payments

The third-party software competitors for the products in the retail banking payments are Clear2Pay, Computer Sciences Corporation, Fidelity National Information Services, Inc., Pegasystems Inc., OpenWay Group, and Total System Services, Inc. (“TSYS”), as well as small, regionally-focused companies such as Alaric Technology, Inc., BPC Banking Technologies, PayEx Solutions AS, Financial Software and Systems, CR2, Lusis Payments Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as Atos Origin S.A., Fidelity National Information Services, Inc., First Data Corporation, SiNSYS, TSYS, VISA and MasterCard, as well as regional or country-specific processors.

Transaction Banking Payments

In the wholesale banking payments the principal competitors are Bankserv, FIS/Clear2Pay, Dovetail Software, Fundtech Ltd, IBM, Logica Plc and Tieto Corporation.

Retailers

Competitors in the retail sector come from both third-party software and service providers as well as service organizations run by major banks. Third-party software and service competitors include AJB Software Design, Inc., Retalix, Heartland Payment Systems, Inc., Ingenico Group, Tender Retail Inc., and VeriFone Systems, Inc. Primary competition in this space are large third-party acquirer/processors and payment service providers that offer complete solutions to the retailer.

Payments Risk Management

Principal competitors for the payments fraud detection products are Actimize, Inc., Fair Isaac Corporation, BAE Systems Detica, Fidelity National Information Services, Inc., Fiserv, Inc., SAS Institute, Inc., Accertify (American Express) and Cybersource (Visa), as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

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

Bill Payment

The principal competitors for bill payment are Fiserv, Inc., Fidelity National Information Services, Inc., Jack Henry & Associates, Inc., Western Union Holdings, Inc., TouchNet Information Systems, Inc., Kubra Customer

Interaction Management, WorldPay, Inc., Forte Payment Systems, Point & Pay, LLC, Nelnet, Inc. and Affiliates, Higher One, Inc., Paymentus Corp., Aliaswire Inc., and Invoice Cloud, Inc., as well as smaller vertical specific providers.

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

In developing new products, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with network vendors, such as MasterCard, VISA and SWIFT, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as HP, IBM, Microsoft Corporation, Oracle and Stratus Technologies, Inc. to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

Our total research and development expenses during the years ended December 31, 2014, 2013 and 2012 were $144.2 million, $142.6 million, and $133.8 million, or 14%, 17%, and 20% of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2014, we serve over 5,600 customers, including 18 of the top 20 banks worldwide, as measured by asset size, and 300 of the leading retailers globally, as measured by revenue. As of December 31, 2014, we had more than 5,600 customers in over 80 countries on six continents. Of this total, approximately 5,000 are in the Americas reportable segment, 400 are in the EMEA reportable segment and 200 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2014, 2013 and 2012. No customer accounted for more than 10% of our accounts receivable balance as of December 31, 2014 and 2013.

Selling and Marketing

Our primary method of distribution is direct sales by employees assigned to specific regions or specific products. In addition, we use distributors and referral partners to supplement our direct sales force in countries where business practices or customs make it appropriate, or where it is more economical to do so. We generate a majority of our sales leads through existing relationships with vendors, direct marketing programs, customers and prospects, or through referrals.

Current international distributors, resellers and referral partners for us during the year ended December 31, 2014 included:

•	Accela, Inc, (United States)

•	ACH Payment Solutions Inc. (United States)

•	API Outsourcing, Inc. (United States)

•	ASI International (Colombia/Venezuela/Caribbean)

•	BS&A Software (United States)

•	CAPSYS Technologies, LLC (Russia/Eastern Europe)

•	Channel Solutions Inc. (Philippines)

•	DataOne Asia Co., Ltd. (Thailand)

•	Donald R. Frey & Co. (United States)

•	EFT Corporation (Sub-Saharan Africa)

•	Ellucian, Inc. (United States)

•	ETA Data Direct, Inc. (United States)

•	Fiserv, Inc. (United States)

•	Harris Interactive Intelligence (United States)

•	Interswitch Ltd. (Sub-Saharan Africa)

•	JDA Software Group, Inc. (United States)

•	Korea Computer Inc (Korea)

•	Megabyte Systems Inc. (United States)

•	MoneyGram International, Inc. (United States)

•	P.T. Mitra Integrasi Informatika (Indonesia)

•	Ontario Systems LLC (United States)

•	P.T. Abhimata Persada (Indonesia)

•	RR Donnelley (United States)

•	Shaw Systems Associates, Inc. (United States)

•	Solutions by Text (United States)

•	SourceHOV L.L.C (United States)

•	Stream IT Consulting Ltd. (Thailand)

•	Starmount Inc. (United States)

•	Syscom Computer Co., Ltd. (Shenzhen) (China)

•	Syscom Computer Engineering Co. (Taiwan)

•	System Builder (Middle East)

•	Tomax Corp. (United States)

•	TransCentra, Inc. (United States)

•	Transaction Payment Solutions (Sub-Saharan Africa)

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

In addition to our principal sales offices in Omaha, Norcross, and Waltham, we also have sales offices located outside the United States in Athens, Bahrain, Bangkok, Beijing, Bogota, Brussels, Buenos Aires, Cape Town, Caracas, Dubai, Gouda, Johannesburg, Kuala Lumpur, Madrid, Manila, Melbourne, Mexico City, Milan, Montevideo, Moscow, Mumbai, Munich, Naples, Paris, Quito, Riyadh, Sao Paulo, Shanghai, Singapore, Stockholm, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

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

Employees

As of December 31, 2014, we had a total of approximately 4,472 employees of whom 2,445 were in the Americas reportable segment, 1,137 were in the EMEA reportable segment and 890 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of February 26, 2015, our executive officers, their ages and their positions were as follows.

Name	Age	Position
Philip G. Heasley	65	President, Chief Executive Officer and Director
Scott W. Behrens	43	Senior Executive Vice President, Chief Financial Officer
Dennis P. Byrnes	51	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Anthony M. Scotto, Jr.	58	Senior Executive Vice President, Technology
Daniel J. Frate	54	Group President, Strategic Products and Global Markets
Carolyn B. Homberger	34	Group President, Customer Management and Maintenance
Apratim Purakayastha	47	Group President, ACI On-Demand

Mr. Heasley has been a director and our President and Chief Executive Officer since March 2005. Mr. Heasley has a comprehensive background in payment systems and financial services. From October 2003 to March 2005, Mr. Heasley served as Chairman and Chief Executive Officer of PayPower LLC, an acquisition and consulting firm specializing in financial services and payment services. Mr. Heasley served as Chairman and Chief Executive Officer of First USA Bank from October 2000 to November 2003. Prior to joining First USA Bank, from 1987 until 2000, Mr. Heasley served in various capacities for U.S. Bancorp, including Executive Vice President, and President and Chief Operating Officer. Mr. Heasley also serves on the National Infrastructure Advisory Council. Mr. Heasley holds a Master of Business Administration from the Bernard Baruch Graduate School of Business in New York and a Bachelor of Arts from Marist College in Poughkeepsie, New York.

Mr. Behrens serves as Senior Executive Vice President and Chief Financial Officer. Mr. Behrens joined ACI in June 2007 as our Corporate Controller and was appointed as Chief Accounting Officer in October 2007. Mr. Behrens was appointed Chief Financial Officer in December 2009. Mr. Behrens ceased serving as our Corporate Controller in December 2010. Mr. Behrens was appointed as Executive Vice President in March 2011 and promoted to Senior Executive Vice President in December of 2013. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science (Honors) from the University of Nebraska – Lincoln.

Mr. Byrnes serves as Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. He has served in that capacity since March 2011 and as General Counsel and Secretary since joining the Company in June 2003. Prior to that Mr. Byrnes served as an attorney in Bank One Corporation’s technology group from 2002 to 2003. From 1996 to 2002, Mr. Byrnes was an executive officer at Sterling Commerce, Inc., an electronic commerce software and services company, serving as that company’s general counsel from 2000. From 1991 to 1996 Mr. Byrnes was an attorney with Baker Hostetler, a national law firm with over 600 attorneys. Mr. Byrnes holds a JD (cum laude) from The Ohio State University College of Law, a Master of Business Administration from Xavier University and a Bachelor of Science in engineering (magna cum laude) from Case Western Reserve University.

Mr. Scotto serves as Senior Executive Vice President, Technology. He joined ACI in March of 2010 and has more than 30 years of experience running global product development organizations. From 2006 to 2010, Mr. Scotto served as Vice President of product development at 170 Systems, Inc., which was acquired by Kofax in 2009. During his tenure at 170 Systems/Kofax he was responsible for scaling all aspects of development, including headcount, product strategy, development processes and integration with other key corporate functions. Prior to that, Mr. Scotto held executive positions in product development at Oracle, StorageNetworks, Inc., and EMC. Mr. Scotto holds an Executive Master of Business Administration from Northwestern University and a Bachelor of Science in Computer Science from the University of Connecticut.

Mr. Frate serves as Group President, Strategic Products and Global Markets. Prior to joining ACI in August of 2012, Mr. Frate was Executive Vice President at PNC Bank, where he led the retail banking products and pricing group. Mr. Frate joined PNC Bank through its acquisition of National City Corporation, where he served as Vice Chairman, leading the retail banking business. He joined National City in 2003. From 2001 to 2003, he served as President and Chief Operating Officer of Bank One Card Services. Prior to joining Bank One, Mr. Frate served as Vice Chairmen of payment services at US Bank (1995 to 2001) and Executive Vice President of credit and services (1989 to 1995). Mr. Frate is a member of the Board of Directors at John Carroll University. Mr. Frate holds a Master of Science in Finance from Krannert School of Management at Purdue University and a Bachelor’s degree in Economics from the School of Business at John Carroll University.

Mrs. Homberger serves as Group President, Customer Management & Maintenance. Mrs. Homberger joined ACI in December 2006. She has led the financial planning and analysis team and held other operational leadership positions at the Company. From 2002 to 2006, Mrs. Homberger held finance leadership roles and completed the Financial Management Program (“FMP”) at GE Healthcare. Mrs. Homberger is Six Sigma Green Belt Certified and holds a Master of Business Administration degree from Fordham University and Bachelor of Science from Miami University.

Mr. Purakayastha serves as Group President, ACI On-Demand. He previously held senior leadership positions in product support and product development at ACI. Prior to joining the Company in August 2010, Mr. Purakayastha held executive management positions within IBM’s software group where he led the development of IBMs software-as-a-service products. Mr. Purakayastha began his career in 1996 in IBM’s Research division where he specialized in mobile and pervasive computing. He was recognized as a master inventor at IBM and owns several US patents. Mr. Purakayastha holds a Ph.D. in Computer Science from Duke University, a Master of Science in Computer Science from Washington State University and a Bachelor’s degree in Computer Science from Jadavpur University, India.

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

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2014. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

As part of our business strategy, we anticipate that we may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in, or strategic partnerships with, other companies. Any acquisition, investment or partnership, including our recently completed acquisition of ReD, is subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, potential overpayment for the acquired company or assets, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition which may increase our interest expense and leverage significantly, lack of familiarity with new markets, and difficulties in supporting new product lines.

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

We may experience difficulties integrating ReD, which could cause us to fail to realize the anticipated benefits of the acquisition.

Achieving the anticipated benefits of our acquisition of ReD will depend in part upon whether we are able to integrate the business of the company in an effective and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from our routine business.

Any delay or inability of management to successfully integrate the operations of ReD could compromise our potential to achieve the anticipated long-term strategic benefits of the acquisitions and could have a material adverse effect on the business, financial condition, cash flows and results of operations after the acquisitions.

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

If we fail to comply with the complex regulations applicable to our payments business, we could be subject to liability or our revenues may be reduced.

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

In addition, our customers must ensure that our services comply with the government regulations and industry standards that apply to their businesses. Federal, state, foreign or industry authorities could adopt laws, rules, or regulations affecting our customers’ businesses that could lead to increased operating costs that may lead to reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our risk management and information security programs are the subject of oversight and periodic reviews by the federal agencies that regulate our business. In the event that an examination of our information security and risk management functions results in adverse findings, such findings could be made public or communicated to our regulated financial institution customers, which could have a material adverse effect on our business.

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

As part of our globalization strategy and to optimize available research and development resources, we utilize our Irish subsidiary to serve as the focal point for certain international product development and commercialization efforts. This subsidiary oversees remote software development operations in Romania and elsewhere, as well as manages certain of our intellectual property rights. In addition, we manage certain offshore development activities in India. While our experience to date with our offshore development centers has been positive, there is no assurance that this will continue. Specifically, there are a number of risks associated with this activity, including but not limited to the following:

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

Our US companies are the subject of an examination by the Internal Revenue Service as well as several state tax departments. Some of our foreign subsidiaries are currently the subject of a tax examination by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept our tax positions. We believe our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect our financial condition and/or results of operations.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year ended December 31, 2014		Year ended December 31, 2013
	High	Low	High	Low
Fourth quarter	$20.77	$17.65	$21.67	$17.37
Third quarter	$19.99	$17.39	$18.03	$15.52
Second quarter	$20.38	$17.62	$15.88	$14.30
First quarter	$21.45	$18.43	$16.29	$14.82

On April 10, 2014, we announced that our Board of Directors approved a three-for-one stock split of our common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The high and low stock prices above have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.

As of February 23, 2015, there were 319 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared nor paid cash dividends on our common stock. We do not presently anticipate paying cash dividends. However, any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend upon our financial condition, capital requirements and earnings, as well as other factors the board of directors may deem relevant. The terms of our current Credit Facility may restrict the payment of dividends subject to us meeting certain financial metrics and being in compliance with the events of default provisions of the agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 through October 31, 2014	—		$—	—	$138,325,000
November 1 through November 30, 2014	5,980	(1)	18.52	—	$138,325,000
December 1 through December 31, 2014	1,878	(1)	18.88	—	$138,325,000

Total	7,858		$18.61	—

(1)

Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of our stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. During the three months ended December 31, 2014, 25,573 RSAs vested. We withheld 7,858 shares to pay the employees’ portion of applicable withholding taxes.
(2)	Approximate dollar value remaining based upon the closing stock price on December 31, 2014.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30 million, $100 million, and $52.1 million to the stock repurchase program in May 2006, March 2007 and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. On February 24, 2014, our Board of Directors approved an additional $100 million for the stock repurchase program. Approximately $138.3 million remains available at December 31, 2014. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2009, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

	Years Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011	2010
	(in thousands, except per share data)
Income Statement Data:
Total revenues	$1,016,149	$864,928	$666,579	$465,095	$418,424
Net income	$67,560	$63,868	$48,846	$45,852	$27,195
Earnings per share:
Basic (6)	$0.59	$0.54	$0.42	$0.46	$0.27
Diluted (6)	$0.58	$0.53	$0.41	$0.45	$0.27
Shares used in computing earnings per share:
Basic (6)	114,798	117,885	116,089	100,370	100,681
Diluted (6)	116,771	120,054	119,716	102,584	101,610

	As of December 31,
	2014 (1)	2013 (2)	2012 (3)	2011	2010
Balance Sheet Data:
Working capital	$39,452	$90,762	$89,527	$114,807	$24,045
Total assets	1,850,700	1,681,851	1,250,886	664,642	601,529
Current portion of debt (5)	87,352	47,313	17,500	—	75,000
Debt (long-term portion) (4) (5)	809,479	716,763	369,064	77,058	2,790
Stockholders’ equity	581,405	543,694	534,357	317,330	255,623

(1)	The consolidated balance sheet and statement of income for the year ended December 31, 2014 includes the acquisition of ReD as discussed in Note 2, Acquisitions.
(2)	The consolidated balance sheet and statement of income for the year ended December 31, 2013 includes the acquisitions of OPAY, ORCC and PTESA as discussed in Note 2, Acquisitions.
(3)	The consolidated balance sheet and statement of income for the year ended December 31, 2012 includes the acquisitions of Distra, North Data and S1 as discussed in Note 2, Acquisitions.
(4)	Debt (long-term portion) includes long-term capital lease obligations of $0.9 million and $1.8 million as of December 31, 2011 and 2010, respectively, which is included in other noncurrent liabilities in the consolidated balance sheets. We had no material capital lease obligations at December 31, 2014, 2013 and 2012.
(5)

During the year ended December 31, 2014, we increased the Term Credit Facility by $150 million to fund the acquisition of ReD. In addition, we drew a net additional $44 million on our Revolving Credit Facility during the year ended December 31, 2014 partially used to fund the acquisition of ReD and the related transaction costs. During the year ended December 31, 2013, we increased the Term Credit Facility by $300 million to fund the acquisition of ORCC and amended our Credit Agreement to extend the term to 2018. We also added $300 million in Senior Notes during the year ended December 31, 2013, all of which is due in August 2020. See Note 4, Debt, for further discussion. Our previous revolving credit facility had a maturity date of September 29, 2011; therefore, it was moved to current from long-term as of December 31, 2010. We refinanced this credit facility in the third quarter of 2011 with a new long term credit facility that was replaced with the Credit Agreement in November 2011. The outstanding balance of the Credit Agreement increased in 2012 due to the S1 acquisition. We also financed through a vendor a five-year license agreement during the year ended December 31, 2012. Approximately $6.3 million and $9.3 million of this balance was outstanding at December 31, 2014 and 2013, respectively, of which approximately $3.2 million and $6.3 million were included in noncurrent liabilities in the consolidated balance sheets at December 31, 2014 and 2013, respectively.
(6)	On April 10, 2014, we announced that our Board of Directors approved a three-for-one stock split of our common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The par value remained $0.005 per common share, resulting in an adjustment to increase the total common stock balance with an equal and offsetting adjustment to additional paid-in capital. The basic and diluted per share amounts have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACI Worldwide powers electronic payments and banking for over 5,600 financial institutions, retailers, billers, and processors around the world. In addition, we provide bill presentment and payment collection services to billers such as tax authorities, higher education, utilities, and health care providers. Through our integrated suite of software products and hosted services, we deliver a broad range of solutions for electronic payments, transaction banking, mobile, branch and voice banking; fraud detection and trade finance.

In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide and ACI Universal Payment Systems brands.

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

Key trends that currently impact our strategies and operations include:

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In September 2014 McKinsey predicted that electronic payment transactions would grow in volume at an annual rate of 8%, from 370 billion in 2013 to 550 billion in 2018, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

Adoption of real-time payments. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the UK, payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds and this is being considered in several countries including Australia and the US. Corporate customers expect real-time information on the status of their payments instead of waiting for an end of day report. And regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools such as dashboards so our experience will be valuable in addressing this trend.

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

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies some financial institutions, retailers and electronic payment processors are seeking to transition their systems to make use of cloud technology. Our market sizing exercises have indicated that cloud based payment services will grow at a faster rate than on premise payment software. Our investment in ACI On Demand provides us the grounding to deliver cloud capabilities in the future.

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

Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology, with the liability shift going into effect in 2015 in the United States. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world working on EMV rollouts. The primary benefit of EMV deployment is a reduction in card present payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices) allowing the deployment of other technologies like contactless. EMV would not prevent the data breaches which have occurred at major retailers in the past 36 months, however EMV makes the cards more difficult to use at the physical point of sale. This results in greater card not present fraud (e.g. fraud at e-commerce sites).

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

Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size and market impact as a result of recent economic conditions affecting the banking and financial industries. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

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

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Recent Accenture statistics show that 40% of people in the United States have used their phone to make a payment. Our customers have been making use of existing products to deploy mobile banking, mobile payment and mobile commerce and mobile payment solutions for their customers in many countries. In addition, ACI has invested in mobile products of our own and via partnerships to support mobile functionality in the marketplace.

The banking, financial services and payments industries have come under increased scrutiny from federal, state and foreign lawmakers and regulators in response to the crises in the financial markets and the global recession. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law July 21, 2010, represents a comprehensive overhaul of the U.S. financial services industry and requires the implementation of many new regulations that will have a direct impact on our customers and potential customers. This is not limited to the United States, in April 2014, the European Commission voted to adopt a number of amendments with regards to the Payment Services Directive, placing further pressure on industry incumbents.

These regulatory changes may create both opportunities and challenges for us. The application of the new regulations on our customers could create an opportunity for us to market our product capabilities and the flexibility of our solutions to assist our customers in addressing these regulations. At the same time, these regulatory changes may have an adverse impact on our operations and our financial results as we adjust our activities in light of increased compliance costs and customer requirements. It is currently too difficult to predict the long term extent to which the Dodd-Frank Act, Payment Services Directive or the resulting regulations will impact our business and the businesses of our current and potential customers.

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

Acquisitions

Retail Decisions

On August 12, 2014, we completed the acquisition of ReD for $205.1 million in cash. We have included the financial results of ReD in the consolidated financial statements from the date of acquisition. As a leader in fraud prevention solutions, the acquisition of ReD enhances our Universal Payments strategy and further strengthens our leadership position in the fast-growing payments risk management space.

To fund this acquisition and related transaction fees, we drew an additional $60.5 million on our Revolving Credit Facility and increased the Term portion of our Credit Agreement by an additional $150.0 million. See Note 4, Debt, for terms of the financing arrangement.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013 (in millions). As a result of the acquisition of ReD, the 60-month backlog estimate includes approximately $205 million as of December 31, 2014 and September 30, 2014. Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Americas	$3,014	$3,000	$2,874	$2,858	$2,831
EMEA	855	826	765	767	747
Asia/Pacific	291	288	285	285	283

Total	$4,160	$4,114	$3,924	$3,910	$3,861

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Committed	$1,731	$1,660	$1,637	$1,629	$1,742
Renewal	2,429	2,454	2,287	2,281	2,119

Total	$4,160	$4,114	$3,924	$3,910	$3,861

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2014 and 2013 (in millions). As a result of the acquisition of ReD, the 12-month backlog estimate includes approximately $40 million and $42 million as of December 31, 2014 and September 30, 2014, respectively. For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2014			December 31, 2013
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$589	$59	$648	$571	$63	$634
EMEA	146	45	191	130	38	168
Asia/Pacific	54	10	64	53	15	68

Total	$789	$114	$903	$754	$116	$870

Estimates of future financial results require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a GAAP financial measure.

RESULTS OF OPERATIONS

The following tables present the consolidated statements of income as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Income (amounts in thousands):

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$143,423	14%	$4,231	3%	$139,192	16%
Monthly license fees (MLFs)	91,734	9%	(3,005)	-3%	94,739	11%

License	235,157	23%	1,226	1%	233,931	27%
Maintenance	255,993	25%	10,039	4%	245,954	28%
Services	105,584	10%	(16,501)	-14%	122,085	14%
Hosting	419,415	41%	156,457	59%	262,958	30%

Total revenues	$1,016,149	100%	$151,221	17%	$864,928	100%

Total revenue for the year ended December 31, 2014 increased $151.2 million, or 17%, as compared to the same period in 2013. The increase is the result of a $1.2 million, or 1%, increase in license revenue, a $10.0 million, or 4%, increase in maintenance revenue and a $156.5 million, or 59%, increase in hosting revenue partially offset by a $16.5 million, or 14%, decrease in services revenue.

The increase in total revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to a $159.9 million, or 30%, increase in the Americas reportable segment and a $2.2 million, or 1%, increase in the EMEA reportable segment partially offset by a $10.9 million, or 12%, decrease in the Asia/Pacific reportable segment.

The addition of ORCC, OPAY and ReD contributed $160.8 million of the increase in total revenue for the year ended December 31, 2014. Excluding the incremental revenue from ORCC, OPAY and ReD, total revenue for the year ended December 31, 2014 decreased $9.6 million, or 1%, primarily due to a $16.5 million decrease in services revenue partially offset by at $10.0 million increase in maintenance revenues.

License Revenue

Customers purchase the right to license ACI software for the term of their agreement which term is generally 60 months. Within these agreements are specified capacity limits typically based on customer transaction volume. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional f ees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue increased by $4.2 million, or 3%, during the year ended December 31, 2014, as compared to the same period in 2013 with the Americas reportable segment increasing by $8.9 million partially offset by decreases in the EMEA and Asia/Pacific reportable segments of $0.6 million and $4.1 million, respectively. The increase in initial license revenue in the Americas reportable segment is primarily due to the execution of several license renewal arrangements during 2014. The decrease in initial license revenue in the Asia/Pacific reportable segment was largely attributable to a larger number of customers converting from perpetual license arrangements to term and transaction based license arrangements during the year ended December 31, 2014 as compared to the same period in 2013. Included in the above are capacity related revenue decreases of $5.5 million and $4.7 million in the Americas and Asia/Pacific reportable segments, respectively, partially offset by an increase of $0.2 million in the EMEA reportable segment during the year ended December 31, 2014 as compared to the same period in 2013.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $3.0 million, or 3%, during the year ended December 31, 2014, as compared to the same period in 2013 with the EMEA reportable segment decreasing by $3.8 million partially offset by an increase of $0.4 million in both the Americas and Asia/Pacific reportable segments. The decrease in monthly license revenue is primarily due to the maturation of certain retail payment engine products.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the year ended December 31, 2014, as compared to the same period in 2013, increased $10.0 million, or 4%, of which $1.7 million was due to the additions of ORCC and ReD. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $7.6 million, $0.7 million and $1.7 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our premium support services programs.

Services Revenue

Services revenue includes fees earned through implementation services, professional services and facilities management services. Implementation services include product installations, product configurations, and custom software modifications (“CSMs”). Professional services include business consultancy, technical consultancy, on-site support services, CSMs, product education, and testing services. These services include new customer implementations as well as existing customer migrations to new products or new releases of existing products. During the period in which non-essential services revenue is being deferred, direct and incremental costs related to the performance of these services are also being deferred. During the period in which essential services revenue is being deferred, direct and indirect costs related to the performance of these services are also being deferred.

Services revenue during the year ended December 31, 2014 as compared to the same period in 2013 decreased by $16.5 million, or 14%. The overall decrease was partially offset by an increase of $2.9 million due to incremental ORCC revenues. Implementation and professional services decreased in the Americas and Asia/Pacific reportable segments by $9.5 million and $9.1 million, respectively, partially offset by an increase in the EMEA reportable segment of $2.1 million. During 2013, the Company completed several large, complex projects that resulted in the release of deferred revenues in the period of completion. The number and magnitude of such projects was lower in 2014. Additionally, the Company’s customers continue to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting revenue.

Hosting Revenue

Hosting revenue includes fees earned through hosting and on-demand arrangements. All revenue from hosting and on-demand arrangements that does not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in hosting revenue. For 2014, hosting revenue also includes fees paid by our clients as a part of the acquired EBPP and Payment Risk Management products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled.

Hosting revenue during the year ended December 31, 2014 as compared to the same period in 2013 increased $156.5 million, or 59%. The increase was primarily due to $155.6 million of incremental revenue from ORCC and OPAY and the addition of ReD.

Operating Expenses

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Operating expenses:
Cost of license	$24,565	2%	$(759)	-3%	$25,324	3%
Cost of maintenance, services and hosting	430,191	42%	111,676	35%	318,515	37%
Research and development	144,207	14%	1,650	1%	142,557	16%
Selling and marketing	112,047	11%	12,219	12%	99,828	12%
General and administrative	95,065	9%	(4,235)	-4%	99,300	11%
Depreciation and amortization	71,902	7%	15,546	28%	56,356	7%

Total operating expenses	$877,977	86%	$136,097	18%	$741,880	86%

Total operating expenses for the twelve months ended December 31, 2014 increased $136.1 million, or 18%, as compared to the same period of 2013 primarily due to $134.4 million of incremental operating expenses related to the operations of ORCC, OPAY and ReD.

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

Cost of software licenses fees decreased $0.8 million, or 3%, during the twelve months ended December 31, 2014 compared to the same period in 2013 primarily due to a decrease in third-party royalty fees.

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

Cost of maintenance, services, and hosting fees increased $111.7 million, or 35%, during the twelve months ended December 31, 2014 compared to the same period in 2013. Included in the cost of maintenance, services and hosting fees for the twelve months ended December 31, 2014 were $105.2 million of incremental operating expenses related to the added operations of ORCC, OPAY and ReD. Excluding these expenses, the cost of maintenance, services and hosting fees increased $6.5 million in the twelve months ended December 31, 2014 compared to the same period in 2013 primarily due to higher third-party contractor expenses as a result of redeployment of resources from research and development activities to maintenance, services and hosting activities.

Research and Development

Research and development expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $1.7 million, or 1%, during the twelve months ended December 31, 2014 compared to the same period in 2013. Included in this expense, were $9.0 million of incremental operating expenses related to the added operations of ORCC, OPAY and ReD. Excluding these expenses, the cost of research and development decreased $7.3 million in the twelve months ended December 31, 2014 compared to the same period in 2013 primarily due to a decrease in third party contractor expenses as a result of redeployment of resources to maintenance, services and hosting activities.

Selling and Marketing

Selling and marketing includes both the costs related to selling our products to current and prospective customers as well as the costs related to promoting us, our products and our research efforts required to measure customers’ future needs and satisfaction levels. Selling costs are primarily the human resource and travel costs related to the effort expended to license our products and services to current and potential clients within defined territories and/or industries as well as the management of the overall relationship with customer accounts. Selling costs also include the costs associated with assisting distributors in their efforts to sell our products and services in their respective local markets. Marketing costs include costs needed to promote us and our products as well as perform or acquire market research to help us better understand what products our customers are looking for in the future. Marketing costs also include the costs associated with measuring customers’ opinions toward us, our products and personnel.

Selling and marketing expense increased $12.2 million, or 12%, during the twelve months ended December 31, 2014 compared to the same period in 2013. There were $5.1 million of incremental operating expenses related to the added operations of ORCC, OPAY and ReD. Excluding these expenses, the cost of sales and marketing increased $7.1 million in the twelve months ended December 31, 2014 compared to the same period in 2013 primarily due to a $5.0 million increase in sales commission expenses and a $2.0 million increase in advertising and promotional expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $4.2 million, or 4%, during the twelve months ended December 31, 2014. There were $2.8 million of incremental operating expenses related to the added operations of ORCC, OPAY and ReD. In addition, there were approximately $16.7 million and $19.4 million of significant transaction related expenses incurred in the twelve months ended December 31, 2014, and December 31, 2013, respectively. Significant transaction related expenses for the twelve months ended December 31, 2014 included $10.4 million of personnel related charges and $6.3 million of professional and other expenses related to the acquisition of ORCC, OPAY and ReD. Excluding these expenses, total general and administrative expenses decreased $4.3 million during the twelve months ended December 31, 2014 primarily due to $3.5 million in lower management incentive compensation expense and $2.7 million in lower share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $15.5 million, or 28%, during the twelve months ended December 31, 2014 compared to the same period in 2013 primarily due to amortization costs for acquisition related intangibles.

Other Income and Expense

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(39,738)	-4%	$(12,517)	46%	$(27,221)	-3%
Interest income	575	0%	(84)	-13%	659	0%
Other, net	(240)	0%	3,087	-93%	(3,327)	0%

Total other income (expense)	$(39,403)	-4%	$(9,514)	32%	$(29,889)	-3%

Interest expense for the year ended December 31, 2014 increased $12.5 million, or 46%, as compared to the same period in 2013 due to a full year of expense on the Senior Notes. Interest income for the year ended December 31, 2014 was flat compared to the same period in 2013.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency losses for the years ended December 31, 2014 and 2013 were $0.1 million and $2.7 million, respectively.

Income Taxes

	2014				2013
	Amount	% of Total Revenue	$ Change vs 2013	% Change vs 2013	Amount	% of Total Revenue
Income tax expense	$31,209	3%	$1,918	7%	$29,291	3%
Effective Income tax rate	32%				31%

The effective tax rates for the years ended December 31, 2014 and 2013 were approximately 32% and 31%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2014 effective tax rate was most impacted by our operations in Ireland, South Africa and United Kingdom and our December 31, 2013 effective tax rate was most impacted by our operations in Canada, Singapore, South Africa and United Kingdom where the tax rates are significantly less than the United States. Our effective rate is negatively impacted by the inclusion of certain foreign earnings in our US tax return. In addition to the tax benefit from foreign operations that are taxed at lower rates than the domestic rate, the effective tax rate for the year ended December 31, 2014 was also positively impacted by a $3.4 million benefit related to Research and Development tax incentives and negatively impacted by the recording of $3.5 million additional valuation allowance primarily related to foreign tax credits. The effective tax rate for the year ended December 31, 2013 was positively impacted by a $4.0 million benefit related to Research and Development tax incentives, the recognition of $1.4 million in tax benefits, including $0.5 million of R&D credits, as a result of implementing the 2012 American Taxpayer Relief Act, and the release of $1.6 million valuation allowance, primarily related to US capital losses that were utilized in the year.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$139,192	16%	$13,495	11%	$125,697	19%
Monthly license fees (MLFs)	94,739	11%	(1,410)	-1%	96,149	14%

License	233,931	27%	12,085	5%	221,846	33%
Maintenance	245,954	28%	46,078	23%	199,876	30%
Services	122,085	14%	(9,451)	-7%	131,536	20%
Hosting	262,958	30%	149,637	132%	113,321	17%

Total revenues	$864,928	100%	$198,349	30%	$666,579	100%

Total revenue for the year ended December 31, 2013 increased $198.3 million, or 30%, as compared to the same period in 2012. The increase is the result of a $12.1 million, or 5%, increase in license revenue, a $46.1 million, or 23%, increase in maintenance revenue and a $149.6 million, or 132%, increase in hosting revenue partially offset by a $9.5 million, or 7%, decrease in services revenue.

The increase in total revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to a $189.6 million, or 54%, increase in the Americas reportable segment and a $10.7 million, or 5%, increase in the EMEA reportable segment partially offset by a $2.0 million, or 2%, decrease in the Asia/Pacific reportable segment.

The addition of ORCC contributed $120.8 million, or 18%, of the increase in total revenue for the year ended December 31, 2013. The addition of OPAY contributed $23.3 million, or 4%, of the increase in total revenue for the year ended December 31, 2013. Excluding the impact of the addition of ORCC and OPAY, total revenue for the year ended December 31, 2013 increased $54.2 million, or 8%. The increase in total revenue, excluding the addition of ORCC and OPAY, is primarily due to the inclusion of S1 operations for a full year as well as increased sales and an increase in the number and size of projects that were completed and recognized during the year ended December 31, 2013 as compared to the same period in 2012.

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

Initial License Revenue

Initial license revenue increased by $13.5 million, or 11%, during the year ended December 31, 2013, as compared to the same period in 2012 with the Americas reportable segment increasing by $25.5 million partially offset by decreases in the EMEA and Asia/Pacific reportable segments of $5.1 million and $6.9 million, respectively. The decrease in initial license revenue in the Asia/Pacific reportable segment is largely attributable to a larger number of customers converting from perpetual license arrangements to term and transaction based license arrangements during the year ended December 31, 2012 as compared to the same period in 2013. Included in the above are capacity related revenue increases of $23.6 million and $3.9 million in the Americas and Asia/Pacific reportable segments, respectively, partially offset by a decrease of $3.3 million in the EMEA reportable segment during the year ended December 31, 2013 as compared to the same period in 2012.

Monthly License Revenue

Monthly license revenue decreased $1.4 million, or 2%, during the year ended December 31, 2013, as compared to the same period in 2012 with the Americas and EMEA reportable segments decreasing by $2.2 million and $0.1 million, respectively, partially offset by an increase in the Asia/Pacific reportable segment of $0.9 million. The decrease in monthly license revenue is primarily due to a decrease in the amount of initial license revenue that is being recognized ratably over an extended period as a result of the maturation of certain retail payment engine products.

Maintenance Revenue

Maintenance revenue during the year ended December 31, 2013, as compared to the same period in 2012 increased $46.1 million, or 23%, of which $1.3 million, or less than 1%, was due to the addition of ORCC. Maintenance revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $14.0 million, $23.1 million and $9.0 million, respectively. Increases in maintenance revenue are primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our enhanced support services programs.

Services Revenue

Services revenue during the year ended December 31, 2013 as compared to the same period in 2012 decreased by $9.5 million, or 7%. Implementation and professional services decreased in the EMEA and Asia/Pacific reportable segment by $9.4 million and $5.0 million, respectively, partially offset by an increase in the Americas reportable segment of $4.9 million. Services revenue in the Americas reportable segment increased $0.9 million due to the addition of ORCC.

Hosting Revenue

Hosting revenue during the year ended December 31, 2013 as compared to the same period in 2012 increased $149.6 million, or 132%, of which $141.8 million, or 125%, was due to the addition of ORCC and OPAY. The remaining increase is attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or services.

Operating Expenses

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Operating expenses:
Cost of license	$25,324	3%	$1,732	7%	$23,592	4%
Cost of maintenance, services and hosting	318,515	37%	116,463	58%	202,052	30%
Research and development	142,557	16%	8,798	7%	133,759	20%
Selling and marketing	99,828	12%	12,774	15%	87,054	13%
General and administrative	99,300	11%	(9,447)	-9%	108,747	16%
Depreciation and amortization	56,356	7%	19,353	52%	37,003	6%

Total operating expenses	$741,880	86%	$149,673	25%	$592,207	89%

Total operating expenses for the year ended December 31, 2013 increased $149.7 million, or 25%, as compared to the same period of 2012. Included in operating expenses for the year ended December 31, 2013 were approximately $108.1 million and $22.9 million of operating expenses from the addition of ORCC and OPAY, respectively. There were approximately $26.2 million and $31.5 million of significant transaction related expenses incurred in the years ended December 31, 2013, and December 31, 2012, respectively. Significant transaction related expenses for the year ended December 31, 2013 included $10.6 million of personnel related charges and $15.6 million of professional and other expenses related to the acquisition of ORCC and OPAY. Excluding these expenses, total operating expenses increased $24.0 million in the year ended December 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for a full twelve months.

Cost of License

Cost of license increased $1.7 million, or 7%, in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to an increase in third party royalty fees.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services, and hosting increased $116.5 million, or 58%, in the twelve months ended December 31, 2013 compared to the same period in 2012. There were $79.4 million and $18.8 million of ORCC and OPAY expenses, respectively, added in the twelve months ended December 31, 2013. Excluding these expenses, the cost of maintenance, services and hosting increased $18.3 million in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due the inclusion of S1 operations for a full twelve months.

Research and Development

Research and development expense increased $8.8 million, or 7%, in the twelve months ended December 31, 2013 compared to the same period in 2012. There were $7.2 million and $0.6 million of ORCC and OPAY expenses, respectively, added in the twelve months ended December 31, 2013. Excluding these expenses, the cost of research and development increased $1.0 million in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for a full twelve months.

Selling and Marketing

Selling and marketing expense increased $12.8 million, or 15%, in the twelve months ended December 31, 2013 compared to the same period in 2012. There were $6.3 million and $1.0 million of ORCC and OPAY expenses, respectively, added in the twelve months ended December 31, 2013. Excluding these expenses, the cost of selling and marketing increased $5.5 million in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to the inclusion of S1 operations for a full twelve months.

General and Administrative

General and administrative expense decreased $9.4 million, or 9%, in the twelve months ended December 31, 2013. There were approximately $26.2 million and $31.5 million of significant transaction related expenses incurred in the years ended December 31, 2013 and December 31, 2012, respectively. Significant transaction related expenses for the year ended December 31, 2013 included $10.6 million of personnel related charges and $15.2 million of professional and other expenses related to the acquisition of ORCC and OPAY. Excluding these expenses, total general and administrative expenses decreased $4.1 million in the twelve months ended December 31, 2013, primarily due to a net release of bad debt allowances.

Depreciation and Amortization

Depreciation and amortization expense increased $19.4 million, or 52%, in the twelve months ended December 31, 2013 compared to the same period in 2012 primarily due to acquisition related intangibles.

Other Income and Expense

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(27,221)	-3%	$(16,804)	161%	$(10,417)	-2%
Interest income	659	0%	(255)	-28%	914	0%
Other, net	(3,327)	0%	(3,726)	-934%	399	0%

Total other income (expense)	$(29,889)	-3%	$(20,785)	228%	$(9,104)	-1%

Interest expense for the year ended December 31, 2013 increased $16.8 million, or 161%, as compared to the same period in 2012 due to the increase in debt obtained in 2013 partially used to fund acquisitions. Interest income for the year ended December 31, 2013 decreased $0.3 million as compared to the same period in 2012.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency losses for the years ended December 31, 2013 and 2012 were $2.7 million and $0.8 million, respectively. We also realized a gain of $1.6 million on the shares of S1 stock previously held as available-for-sale during the year ended December 31, 2012.

Income Taxes

	2013				2012
	Amount	% of Total Revenue	$ Change vs 2012	% Change vs 2012	Amount	% of Total Revenue
Income tax expense	$29,291	3%	$12,869	78%	$16,422	2%
Effective Income tax rate	31%				25%

The effective tax rates for the years ended December 31, 2013 and 2012 were approximately 31% and 25%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2013 effective tax rate was most impacted by our operations in Canada, Singapore, South Africa and United Kingdom

and our December 31, 2012 effective tax rates were most impacted by our operations in Canada, Ireland and United Kingdom where the tax rates are significantly less than the United States. Our effective rate is negatively impacted by the inclusion of certain foreign earnings in our US tax return. The effective tax rate for the year ended December 31, 2013 was positively impacted by (i) a $4.0 million benefit related to Research and Development tax incentives, (ii) the recognition of $1.4 million in tax benefits, including $0.5 million of Research and Development credits, as a result of implementing the 2012 American Taxpayer Relief Act and (iii) the release of $1.6 million valuation allowance, primarily related to US capital losses that were utilized in the year. The effective tax rate for the year ended December 31, 2012 was positively impacted by (i) a $1.6 million release of an accrued tax liability and (ii) a favorable adjustment of $1.7 million to our uncertain tax positions. The accrued tax liability and the accrual for uncertain positions are no longer required as the statute of limitations expired for the tax returns to which they are associated during 2012.

Segment Results for Years Ended December 31, 2014, 2013 and 2012

The following table presents revenues and income before income taxes for the periods indicated by geographic region (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Americas	$701,767	$541,890	$352,197
EMEA	230,879	228,679	218,015
Asia/Pacific	83,503	94,359	96,367

	$1,016,149	$864,928	$666,579

Income before income taxes:
Americas	$143,379	$145,496	$103,165
EMEA	116,120	87,522	78,848
Asia/Pacific	38,853	33,923	32,673
Corporate	(199,583)	(173,782)	(149,418)

	$98,769	$93,159	$65,268

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

The increase in 2014 revenues for the Americas geographic segment is primarily due to incremental revenue from ORCC and OPAY as well as the addition of ReD in 2014. The Americas income before income taxes decreased primarily as a result of an increase in the allocation of costs from shared functions that are allocated as a percentage of revenues. The EMEA segment’s income before income taxes increased as a result of increased revenue as well as lower relative personnel related costs. The Asia/Pacific segment’s income before income taxes increased primarily as a result of lower relative personnel related costs. The Corporate line item’s loss before income taxes increased for the year ended December 31, 2014 compared to the same period in 2013. This is primarily due to an increase in Corporate depreciation and amortization charges of $16.3 million and an increase in interest expense of $12.5 million in 2014 compared to 2013. This was partially offset by a decrease of significant transaction related expenses in 2014 of approximately $3.3 million compared to 2013.

The increase in 2013 revenues and income before taxes for the Americas geographic segment is primarily due to the acquisitions completed during the year ended December 31, 2013. The Corporate line item’s loss before income taxes increased for the year ended December 31, 2013 compared to the same period in 2012. This is primarily due to an increase in Corporate depreciation and amortization charges of $12.4 million and an increase in interest expense of $19.6 million in 2013 compared to 2012. This was partially offset by a decrease of significant transaction related expenses in 2013 of approximately $5.3 million compared to 2012.

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

As of December 31, 2014, we had $77.3 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of December 31, 2014, $57.0 million of the $77.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$149,026	$138,418	$(9,265)
Investing activities	(240,690)	(410,714)	(342,940)
Financing activities	78,082	291,640	233,901

2014 compared to 2013

Net cash flows provided by operating activities for the year ended December 31, 2014 was $149.0 million compared to $138.4 million during the same period in 2013. The comparative period increase was primarily due to stronger earnings and higher non-cash expenses for depreciation and amortization in 2014 compared to the same period in 2013. This was partially offset by an increase in interest paid in 2014 compared to the same period in 2013. Our current policy is to use our operating cash flow primarily to meet interest and principal payments on outstanding debt, as well as for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During 2014, we paid $204.3 million, net of $0.8 million in cash acquired, to acquire ReD. In addition, we used $36.4 million to purchase software, property and equipment and other investments during the year ended December 31, 2014. During 2013, we paid $250.2 million, net of $9.9 million in cash acquired, to acquire ORCC. In addition, we paid $113.9 million, net of $25.9 million in cash acquired, to acquire OPAY. We paid $14.0 million, net of $0.2 million in cash acquired, to acquire PTESA.

In 2014, we used $70.0 million to repurchase common stock. We received proceeds of $150.0 million and repaid $57.4 million on the Term Credit Facility during the year ended December 31, 2014. We received proceeds of

$169.5 million and repaid $125.5 million for the Revolving Credit Facility during the year ended December 31, 2014. In addition, during the year ended December 31, 2014, we received proceeds of $31.0 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $5.1 million for the repurchase of restricted stock and performance shares for tax withholdings. In 2013, we received proceeds of $300.0 million from our Term Credit Facility to fund our purchase of ORCC. In addition, we received proceeds of $300.0 million from our Senior Notes during the year ended December 31, 2013. We used a portion of the proceeds to pay the $188.0 million balance of the Revolving Credit Facility and to repurchase $80.9 million of common stock.

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

Debt

Credit Agreement

As of December 31, 2014, we had $44.0 million and $547.9 million outstanding under our Revolving and Term Credit Facility portions of our Credit Agreement, respectively, with up to $206.0 million of unused borrowings under the Revolving Credit Facility. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, mergers, advances, acquisitions, investments, dividends and other restricted payments, liens, transactions with affiliates and change in nature of the business. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The Credit Agreement does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At December 31, 2014 (and at all times during the period) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2014 for our Credit Agreement was 2.67%.

On August 20, 2013, we completed a $300.0 million offering of 6.375% Senior Notes due in 2020 (the “Senior Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year. The Senior Notes will mature on August 15, 2020.

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

In connection with the incremental borrowings under the Term Credit Facility and the Fifth Amendment, we incurred debt issuance costs of $4.5 million, all of which have been paid as of December 31, 2014.

Stock Repurchase Program

As of September 12, 2012, our Board of Directors had approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $262.1 million of our common stock. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. On September 26, 2012, we repurchased 7,477,800 common stock warrants from IBM for $29.6 million.

In July 2013, our Board of Directors approved an additional $100 million for the stock repurchase program. On February 24, 2014, our Board of Directors approved an additional $100 million for the stock repurchase program.

We repurchased 3,578,427 shares for $70.0 million under the program during the year ended December 31, 2014. Under the program to date, we have purchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of December 31, 2014.

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

Contractual obligations as of December 31, 2014 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$93,650	$17,315	$28,335	$19,766	$28,234
Term Credit Facility	547,935	87,352	190,586	269,997	—
Revolving Credit Facility	44,000	—	—	44,000	—
Senior Notes	300,000	—	—	—	300,000
Term Credit Facility interest (1)	38,386	13,808	20,143	4,435	—
Revolving Credit Facility interest (1)	4,308	1,175	2,350	783	—
Senior Notes Interest (2)	114,750	19,125	38,250	38,250	19,125
Financed internally used software (3)	6,300	3,100	3,200	—	—

Total	$1,149,329	$141,875	$282,864	$377,231	$347,359

(1)	Based upon the Credit Facility debt outstanding and interest rate in effect at December 31, 2014 of 2.67%.
(2)	Based upon Senior Notes issued of $300 million at per annum rate of 6.375%.
(3)	During the year ended December 31, 2012, we financed through the vendor a five-year license agreement for certain internally used software for $14.8 million with annual payments due in April through 2016. Of this amount, $6.3 million remains outstanding at December 31, 2014 with $3.1 million included in other current liabilities and $3.2 million included in other non-current liabilities in our consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2014 is $14.8 million.

Off-Balance Sheet Arrangements

Settlement Accounts

We enter into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of our clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of our clients which are separate from our corporate assets. As we do not take ownership of the funds, the settlement accounts are not included in our balance sheet. We are entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in our determination of our fee structure for clients and represents a portion of the payment for services performed by us. The amount of settlement funds as of December 31, 2014 was $224.9 million.

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

We may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one multiple-element arrangement or separate arrangements for revenue recognition purposes. We evaluate whether the agreements were negotiated as part of a single project, whether the products or services are interrelated or interdependent, whether fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to the functionality in another arrangement in order to reach appropriate conclusions regarding whether such arrangements are related or separate. Those conclusions can impact the timing of revenue recognition related to those arrangements.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2014 and December 31, 2013 our intangible assets, excluding goodwill, net of accumulated amortization, were $261.4 million and $237.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from three years to 20 years.

As of December 31, 2014 and 2013, our goodwill was $781.2 million and $669.2 million, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 2, Acquisitions, to the consolidated financial statements.

Stock-Based Compensation

Under the provisions of ASC 718, Compensation – Stock Compensation, stock-based compensation cost for stock option awards is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. We recognize stock-based compensation costs for only those shares that are expected to vest. The impact of forfeitures that may occur prior to vesting is estimated and considered in the amount of expense recognized. Forfeiture estimates are revised in subsequent periods when actual forfeitures differ from those estimates. The Black-Scholes option-pricing model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2014, 2013 and 2012 pursuant to our 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2014, 2013 and 2012, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

Accounting for Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards and/or foreign tax credit carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities.

We account for income taxes in accordance with ASC 740, Income Taxes. As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the IRS, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This ASU supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. At this time we have not selected a transition method. We are currently assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations, and cash flow.

In June 2014, FASB issued ASU No. 2014-12, Compensation – Stock Compensation. This ASU is an amendment to the Accounting Standard Codification 718, Compensation – Stock Compensation, to explicitly address the accounting treatment of share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, a reporting entity should apply the existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. We have assessed the impact of this standard and do not anticipate it having a material impact on our financial position, results of operations or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2014. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2014, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $891.9 million of debt outstanding at December 31, 2014 with $300.0 million in Senior Notes and $591.9 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.67% at December 31, 2014. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2014.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2014.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

As permitted by applicable requirements, our evaluation of and conclusion on the effectiveness of internal control over financial reporting exclude Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”), which was acquired by us on August 12, 2014. The assets recorded for this business represented $249.7 million, or 13% of our total consolidated assets and contributed $17.9 million, or 2%, to total consolidated revenues for 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting

On August 12, 2014 we completed our acquisition of ReD. We believe the internal controls and procedures of ReD have had a material effect on our internal control over financial reporting. See Note 2, Business Combination, to the Consolidated Financial Statements included in Item 8 for discussion of the acquisition and related financial data.

We are currently in the process of integrating ReD operations. We anticipate a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

There have been no additional changes during our quarter ended December 31, 2014 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”), which was acquired on August 12, 2014 and whose financial statements constitute $249.7 million, or 13%, of total consolidated assets and $17.9 million, or 2% of total consolidated revenue as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at ReD. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 26, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 – Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2015 (the “2015 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2015 Proxy Statement is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” “Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2015 Proxy Statement is incorporated herein by reference.

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

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2015 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2015 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2015 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2015 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 26, 2015

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$77,301	$95,059
Receivables, net of allowances of $4,806 and $4,459, respectively	227,106	203,575
Deferred income taxes, net	44,349	47,593
Recoverable income taxes	4,781	2,258
Prepaid expenses	24,314	22,549
Other current assets	40,417	65,328

Total current assets	418,268	436,362

Property and equipment, net	60,360	57,347
Software, net	209,507	191,468
Goodwill	781,163	669,217
Intangible assets, net	261,436	237,693
Deferred income taxes, net	50,187	48,852
Other noncurrent assets, including $33.8 million for assets at fair value at December 31, 2014	69,779	40,912

TOTAL ASSETS	$1,850,700	$1,681,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,351	$43,658
Employee compensation	35,299	35,623
Current portion of long-term debt	87,352	47,313
Deferred revenue	131,808	122,045
Income taxes payable	6,276	1,192
Deferred income taxes, net	225	753
Other current liabilities	67,505	95,016

Total current liabilities	378,816	345,600

Noncurrent liabilities
Deferred revenue	49,224	45,656
Long-term debt	804,583	708,070
Deferred income taxes, net	13,217	11,000
Other noncurrent liabilities	23,455	27,831

Total liabilities	1,269,295	1,138,157

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2014 and 2013	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 139,820,388 shares issued at December 31, 2014 and 2013	698	698
Additional paid-in capital	551,713	542,697
Retained earnings	331,415	263,855
Treasury stock, at cost, 24,182,584 and 23,255,421 shares at December 31, 2014 and 2013, respectively	(282,538)	(240,241)
Accumulated other comprehensive loss	(19,883)	(23,315)

Total stockholders’ equity	581,405	543,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,850,700	$1,681,851

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenues
License	$235,157	$233,931	$221,846
Maintenance	255,993	245,954	199,876
Services	105,584	122,085	131,536
Hosting	419,415	262,958	113,321

Total revenues	1,016,149	864,928	666,579

Operating expenses
Cost of license (1)	24,565	25,324	23,592
Cost of maintenance, services and hosting (1)	430,191	318,515	202,052
Research and development	144,207	142,557	133,759
Selling and marketing	112,047	99,828	87,054
General and administrative	95,065	99,300	108,747
Depreciation and amortization	71,902	56,356	37,003

Total operating expenses	877,977	741,880	592,207

Operating income	138,172	123,048	74,372

Other income (expense)
Interest expense	(39,738)	(27,221)	(10,417)
Interest income	575	659	914
Other, net	(240)	(3,327)	399

Total other income (expense)	(39,403)	(29,889)	(9,104)

Income before income taxes	98,769	93,159	65,268
Income tax expense	31,209	29,291	16,422

Net income	$67,560	$63,868	$48,846

Earnings per common share
Basic	$0.59	$0.54	$0.42
Diluted	$0.58	$0.53	$0.41
Weighted average common shares outstanding
Basic	114,798	117,885	116,089
Diluted	116,771	120,054	119,716

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net income	$67,560	$63,868	$48,846
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	22,977	—	963
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	—	(1,557)
Foreign currency translation adjustments	(19,545)	(9,284)	3,824

Total other comprehensive income (loss):	3,432	(9,284)	3,230

Comprehensive income	$70,992	$54,584	$52,076

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Common Stock Warrants	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$612	$24,003	$(163,411)	$322,246	$151,141	$(17,261)	$317,330
Net income	—	—	—	—	48,846	—	48,846
Other comprehensive income	—	—	—	—	—	3,230	3,230
Issuance of 17,355,840 shares of common stock for acquisition of S1 Corporation	86	—	—	204,770	—	—	204,856
Issuance of 286,500 shares from treasury stock for acquisition of S1 Corporation	—	—	2,174	—	—	—	2,174
Repurchase of 4,313,076 shares of common stock	—	—	(57,836)	—	—	—	(57,836)
Issuance of 1,084,410 shares from treasury stock for common stock warrant exercises	—	(2,769)	9,404	5,231	—	—	11,866
Cash settlement of common stock warrants	—	(21,234)	—	(8,362)	—	—	(29,596)
Stock-based compensation	—	—	—	15,186	—	—	15,186
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	26,158	(4,584)	—	—	21,574
Repurchase of restricted stock for tax withholdings	—	—	(3,273)	—	—	—	(3,273)

Balance at December 31, 2012	698	—	(186,784)	534,487	199,987	(14,031)	534,357
Net Income	—	—	—	—	63,868	—	63,868
Other comprehensive loss	—	—	—	—	—	(9,284)	(9,284)
Stock-based compensation	—	—	—	13,572	—	—	13,572
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	33,677	(5,362)	—	—	28,315
Repurchase of 4,970,424 shares of common stock	—	—	(80,912)	—	—	—	(80,912)
Repurchase of restricted stock and performance shares for tax withholdings	—	—	(6,222)	—	—	—	(6,222)

Balance as of December 31, 2013	698	—	(240,241)	542,697	263,855	(23,315)	543,694
Net Income	—	—	—	—	67,560	—	67,560
Other comprehensive income	—	—	—	—	—	3,432	3,432
Stock-based compensation	—	—	—	11,045	—	—	11,045
Shares issued and forfeited, net, under stock plans including income tax benefits	—	—	32,823	(2,029)	—	—	30,794
Repurchase of 3,578,427 shares of common stock	—	—	(70,000)	—	—	—	(70,000)
Repurchase of restricted stock and performance shares for tax withholdings	—	—	(5,120)	—	—	—	(5,120)

Balance as of December 31, 2014	$698	$—	$(282,538)	$551,713	$331,415	$(19,883)	$581,405

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$67,560	$63,868	$48,846
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,506	18,751	13,284
Amortization	66,177	51,216	37,497
Amortization of deferred debt issuance costs	5,877	5,388	2,450
Deferred income taxes	8,437	9,573	4,775
Stock-based compensation expense	11,045	13,572	15,186
Excess tax benefit of stock options exercised	(11,807)	(6,960)	(3,543)
Other	1,852	(593)	150
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(30,643)	22,496	(61,965)
Accounts payable	(3,422)	(13,548)	5,981
Accrued employee compensation	(6,360)	(24,501)	(29,026)
Repayment of IBM Alliance agreement liability	—	—	(20,667)
Current income taxes	10,968	9,360	(5,660)
Deferred revenue	15,738	(23,613)	(11,816)
Other current and noncurrent assets and liabilities	(6,902)	13,409	(4,757)

Net cash flows from operating activities	149,026	138,418	(9,265)

Cash flows from investing activities:
Purchases of property and equipment	(17,627)	(21,104)	(13,050)
Purchases of software and distribution rights	(17,273)	(11,497)	(3,612)
Acquisition of businesses, net of cash acquired	(204,290)	(378,113)	(325,232)
Other	(1,500)	—	(1,046)

Net cash flows from investing activities	(240,690)	(410,714)	(342,940)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,780	2,186	1,426
Proceeds from exercises of stock options	16,461	19,561	16,730
Excess tax benefit of stock options exercised	11,807	6,960	3,543
Repurchases of common stock	(70,000)	(80,912)	(57,836)
Repurchase of restricted stock and performance shares for tax withholdings	(5,120)	(6,222)	(3,273)
Proceeds from exercises of common stock warrants	—	—	11,866
Cash settlement of common stock warrants	—	—	(29,596)
Proceeds from revolving credit facility	169,500	40,000	119,000
Proceeds from term portion of credit agreement	150,000	300,000	200,000
Proceeds from issuance of senior notes	—	300,000	—
Repayments of revolving credit facility	(125,500)	(228,000)	(6,000)
Repayment of term portion of credit agreement	(57,449)	(30,867)	(13,750)
Payments on other debt and capital leases	(8,344)	(14,024)	(7,115)
Payment for debt issuance costs	(4,662)	(17,042)	(1,094)
Distribution to noncontrolling interest	(1,391)	—	—

Net cash flows from financing activities	78,082	291,640	233,901

Effect of exchange rate fluctuations on cash	(4,176)	(614)	(2,465)

Net increase (decrease) in cash and cash equivalents	(17,758)	18,730	(120,769)
Cash and cash equivalents, beginning of period	95,059	76,329	197,098

Cash and cash equivalents, end of period	$77,301	$95,059	$76,329

Supplemental cash flow information
Income taxes paid, net	$23,082	$20,191	$28,900
Interest paid	$33,269	$14,598	$8,275

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of their acquisition include: Retail Decisions Europe Limited (“ReD Europe”) and all its subsidiaries and Retail Decisions, Inc. (“ReD, Inc.”) (collectively “ReD”) acquired during the year ended December 31, 2014, Official Payments Holdings, Inc. (“OPAY”), Online Resources Corporation (“ORCC”), and Profesionales en Transacciones Electonicas S.A. (“PTESA”) acquired during the year ended December 31, 2013 and S1 Corporation (“S1”), North Data Uruguay S.A. (“North Data”), and Distra Pty Ltd. (“Distra”) acquired during the year ended December 31, 2012. All intercompany balances and transactions have been eliminated.

Capital Stock

The Company’s outstanding capital stock consists of a single class of common stock. Each share of common stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.

On April 10, 2014, the Company announced that its Board of Directors approved a three-for-one stock split of the Company’s common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The Company’s par value remained $0.005 per common share, resulting in an adjustment to increase the total common stock balance with an equal and offsetting adjustment to additional paid-in-capital. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.

Noncontrolling Interest

On April 10, 2014, the Company dissolved its partnership based in South Africa with Cornastone Technology Investments (Proprietary) Limited (“CTI”). As a result, the Company paid CTI approximately $1.5 million during the year-ended December 31, 2014 for CTI’s noncontrolling interest and loan balance. Noncontrolling interest in this partnership of $1.1 million was included in other noncurrent liabilities as of December 31, 2013.

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

For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-

specific acceptance criteria or the expiration of the acceptance period. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer. In the absence of customer-specific acceptance provisions, software license arrangements generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. If the Company’s product history supports an assessment by management that the likelihood of non-acceptance is remote, the Company recognizes revenue when all other criteria of revenue recognition are met.

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

For software license arrangements in which the Company utilizes a third-party distributor or sales agent, the Company recognizes revenue on a sell-in basis when business practices and operating history indicate that there is no risk of returns, rebates, or credits and there are no other risks related to the distributor or sales agents’ ability to honor payment or distribution commitments. For other arrangements in which any of the above factors indicate that there are risks of returns, rebates, or credits or any other risks related to the distributors’ or sales agents’ ability to honor payment or distribution commitments, the Company recognizes revenue on a sell-through basis.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Years Ended December 31,
	2014	2013	2012
License	$22,211	$22,190	$38,226
Maintenance	7,699	9,649	14,178
Services	13	10	830

Total	$29,923	$31,849	$53,234

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

Hosting. In accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered item(s) has value to the customer on a stand-alone basis, if the arrangement includes a general right of return relative to the delivered item(s), and if delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

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

	December 31,
	2014	2013
Billed Receivables	$200,392	$173,100
Allowance for doubtful accounts	(4,806)	(4,459)

Billed, net	195,586	168,641
Accrued Receivables	31,520	34,934

Receivables, net	$227,106	$203,575

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2014 or 2013.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$(4,459)	$(8,117)	$(4,843)
Provision (increase) decrease	(1,049)	1,161	(3,173)
Amounts written off, net of recoveries	1,053	2,296	35
Foreign currency translation adjustments and other	(351)	201	(136)

Balance, end of period	$(4,806)	$(4,459)	$(8,117)

Provision (increases) decreases recorded in general and administrative expenses during the years ended December 31, 2014, 2013, 2012 reflect increases (decreases) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Other Current Assets and Other Current Liabilities

	December 31,
	2014	2013
Settlement deposits	$13,252	$27,770
Settlement receivables	11,032	20,119
Current debt issuance costs	6,244	5,276
Other	9,889	12,163

Total other current assets	$40,417	$65,328

	December 31,
	2014	2013
Settlement payables	$21,715	$42,841
Accrued interest	7,256	7,074
Vendor financed licenses	7,340	6,410
Royalties payable	4,070	5,627
Other	27,124	33,064

Total other current liabilities	$67,505	$95,016

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

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2014 and 2013 were $224.9 million and $284.0 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2014 and 2013, net property and equipment consisted of the following (in thousands):

	Useful Lives	2014	2013
Computer and office equipment	3 to 5 years	$81,850	$72,163
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	17,193	15,210
Furniture and fixtures	7 years	11,202	10,537
Building and improvements	7 – 30 years	8,884	5,869
Land	Non depreciable	1,785	1,336

		120,914	105,115
Less: accumulated depreciation and amortization		(60,554)	(47,768)

Property and equipment, net		$60,360	$57,347

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 2, Acquisitions.

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

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2014 and 2013, were as follows (in thousands):

	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2012	$316,222	$158,653	$73,698	$548,573
Total impairment prior to December 31, 2012	(47,432)	—	—	(47,432)

Balance, December 31, 2012	268,790	158,653	73,698	501,141
Goodwill from acquisitions (1)	173,101	—	(832)	172,269
Foreign currency translation adjustments	(625)	1,505	(5,073)	(4,193)

Balance, December 31, 2013	441,266	160,158	67,793	669,217
Goodwill from acquisitions (2)	36,623	84,515	—	121,138
Foreign currency translation adjustments	(1,407)	(4,370)	(3,415)	(9,192)

Balance, December 31, 2014	$476,482	$240,303	$64,378	$781,163

(1)	Addition relates to the goodwill acquired in the acquisitions of OPAY, ORCC, PTESA and Distra as discussed in Note 2, Acquisitions.
(2)	Goodwill from acquisitions relates to the goodwill recorded for the acquisition of ReD, as well as adjustments to goodwill related to the acquisitions of OPAY, ORCC, and PTESA as discussed in Note 2. The purchase price allocation for ReD is preliminary as of December 31, 2014 and accordingly is subject to future changes during the maximum one-year measurement period.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This ASU supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company has not selected a transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

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

The Company incurred approximately $2.7 million in transaction related expenses during the year ended December 31, 2014, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying consolidated financial statements.

ReD contributed approximately $17.9 million in revenue and $1.9 million in operating income for the year ended December 31, 2014, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including but not limited to accruals and certain tax matters. Accordingly, the purchase price allocation is considered preliminary and is subject to future adjustments during the maximum one-year measurement period.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of December 31, 2014. The purchase price allocation for ReD is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Retail Decisions
Current assets:
Cash and cash equivalents		$795
Billed and accrued receivables, net		10,126
Deferred income taxes, net		250
Other current assets		9,932

Total current assets acquired		21,103

Noncurrent assets:
Property and equipment		3,354
Goodwill		135,643
Software	5-7 years	33,136
Customer relationships	18 years	50,480
Trademarks	5 years	3,980
Deferred income taxes		1,622
Other noncurrent assets		416

Total assets acquired		249,734

Current liabilities:
Accounts payable		4,624
Employee compensation		7,289
Other current liabilities		6,168

Total current liabilities acquired		18,081

Noncurrent liabilities:
Deferred income taxes		26,404
Other noncurrent liabilities		164

Total liabilities acquired		44,649

Net assets acquired		$205,085

The Company made adjustments to the purchase price allocation as certain analysis was completed and additional information became available for property and equipment, software, intangibles, deferred income taxes, other current and noncurrent assets and liabilities. These adjustments and any resulting adjustments to the consolidated statements of income were not material to the Company’s previously reported operating results or financial position.

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

OPAY contributed approximately $135.7 million and $23.3 million in revenue for the years ended December 31, 2014 and 2013, respectively. Due to integration activities, the Company is no longer able to separately identify the contribution to operating income generated from the acquisition of OPAY during the year ended December 31, 2014. OPAY contributed less than $0.1 million in operating losses for the year ended December 31, 2013, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the acquisition of OPAY has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $47.4 million of customer relationships and $29.2 million of goodwill.

The Company made adjustments to finalize the purchase price allocation as additional information became available to deferred income taxes, other current and noncurrent liabilities. These adjustments and any resulting adjustments to the consolidated statements of income were not material to the Company’s previously reported operating results or financial position.

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

ORCC contributed approximately $151.3 million and $120.8 million in revenue for the years ended December 31, 2014 and 2013, respectively. Due to integration activities, the Company is no longer able to separately identify the contribution to operating income generated from the acquisition of ORCC during the year ended December 31, 2014. ORCC contributed approximately $6.4 million in operating income for the year ended December 31, 2013, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the Merger has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition, including $68.8 million in customer relationships and $122.2 million in goodwill.

The Company made adjustments to finalize the purchase price allocation as additional information became available for certain accruals and deferred income taxes. These adjustments and any resulting adjustments to the consolidated statements of income were not material to the Company’s previously reported operating results or financial position.

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

In connection with the 2013 acquisitions, the Company recorded the following amounts based upon its purchase price allocations as of December 31, 2014 (in thousands, except weighted-average useful lives):

	Weighted-Average Useful Lives	Official Payments Holdings, Inc.	Online Resourses Corporation	PTESA
Current assets:
Cash and cash equivalents		$25,871	$9,930	$193
Billed and accrued receivables, net		2,858	19,394	327
Deferred income taxes, net		4,692	11,726	—
Other current assets		27,642	17,643	95

Total current assets acquired		61,063	58,693	615

Noncurrent assets:
Property and equipment		6,340	7,335	6
Goodwill		29,236	122,247	7,113
Software	10 years	26,125	62,215	—
Customer relationships	14 - 15 years	47,400	68,750	7,732
Trademarks	3 - 5 years	3,000	3,050	—
Other noncurrent assets		19,178	459	7

Total assets acquired		192,342	322,749	15,473

Current liabilities:
Accounts payable		9,414	15,394	341
Accrued employee compensation		15,006	10,549	261
Note payable		—	7,500	—
Other current liabilities		27,312	7,559	—

Total current liabilities acquired		51,732	41,002	602

Noncurrent liabilities:
Deferred income taxes, net		—	18,290	225
Other noncurrent liabilities acquired		828	3,339	439

Total liabilities acquired		52,560	62,631	1,266

Net assets acquired		$139,782	$260,118	$14,207

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

In connection with the 2012 acquisitions, the Company recorded the following amounts based upon its purchase price allocations during the year ended December 31, 2013 (in thousands, except weighted-average useful lives):

	Weighted-Average Useful Lives	S1 Corporation	Distra Pty Ltd
Current assets:
Cash and cash equivalents		$97,748	$2
Billed and accrued receivables, net		65,329	338
Other current assets		16,791	1,152

Total current assets acquired		179,868	1,492

Noncurrent assets:
Property and equipment		18,440	96
Goodwill		256,244	21,307
Software	5 - 10 years	87,517	18,802
Customer relationships	10 - 20 years	108,690	6,200
Trademarks	3 years	4,500	—
Covenant not to compete	3 years	360	—
Deferred income tax		40,634	12,331
Other noncurrent assets		11,004	—

Total assets acquired		707,257	60,228

Current liabilities:
Deferred revenue		34,671	320
Accrued employee compensation		34,689	1,205
Other current liabilities		28,387	736

Total current liabilities acquired		97,747	2,261

Noncurrent liabilities:
Deferred income tax		15,795	8,217
Other noncurrent liabilities acquired		6,431	—

Total liabilities acquired		119,973	10,478

Net assets acquired		$587,284	$49,750

The pro forma financial information in the table below presents the combined results of operations for the Company, OPAY and ORCC as if the acquisitions had occurred January 1, 2012 and S1 as if the acquisition had occurred on January 1, 2011 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income for the years ended December 31, 2013 and 2012 to give effect to estimated adjustments to expenses to remove the amortization on eliminated OPAY, ORCC and S1 historical identifiable intangible assets and added amortization expense for the value of identified intangibles acquired in the acquisitions (primarily acquired software, customer relationships, trade names, and covenants not to compete), adjustments to interest expense to reflect the elimination of preexisting OPAY, ORCC and S1 debt and added estimated interest expense on the Company’s additional Term Credit Facility and Revolving Credit Facility borrowings and to eliminate share-based compensation expense for eliminated positions. Additionally, certain transaction expenses that are a direct result of the acquisitions have been excluded from the years ended December 31, 2013 and 2012.

	Pro Forma Results of Operations for the Year Ended December 31,
	2013	2012
Total Revenues	$1,027,422	$1,017,681
Net Income	78,002	64,443
Income per share
Basic	$0.66	$0.56
Diluted	$0.65	$0.54

3. Software and Other Intangible Assets

At December 31, 2014, software net book value totaled $209.5 million, net of $121.6 million of accumulated amortization. Included in this amount is software marketed for external sale of $85.9 million. The remaining software net book value of $123.6 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2013, software net book value totaled $191.5 million, net of $95.3 million of accumulated amortization. Included in this amount is software marketed for external sale of $94.0 million. The remaining software net book value of $97.5 million is comprised of various software that has been acquired or developed for internal use.

Amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the years ended December 31, 2014, 2013 and 2012 totaled $14.8 million, $13.6 million, and $13.8 million, respectively. These software amortization expense amounts are reflected in cost of license in the consolidated statements of income.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use amortization expense recorded during the years ended December 31, 2014, 2013 and 2012 totaled $26.7 million, $19.1 million, and $11.6 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$322,216	$(68,616)	$253,600	$277,356	$(49,410)	$227,946
Purchased contracts	10,768	(10,768)	—	10,865	(10,865)	—
Trademarks and tradenames	15,767	(7,946)	7,821	13,995	(4,383)	9,612
Covenant not to compete	433	(418)	15	438	(303)	135

	$349,184	$(87,748)	$261,436	$302,654	$(64,961)	$237,693

Other intangible assets amortization expense recorded during the years ended December 31, 2014, 2013 and 2012 totaled $24.7 million, $18.5 million, and $12.1 million, respectively.

Based on capitalized intangible assets at December 31, 2014, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2015	$42,379	$22,863
2016	37,138	21,728
2017	30,993	20,225
2018	25,764	19,716
2019	23,054	19,110
Thereafter	50,179	157,794

Total	$209,507	$261,436

4. Debt

As of December 31, 2014, the Company had $44.0 million, $547.9 million and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $206.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

In connection with obtaining the credit agreement and its amendments, the Company incurred debt issue costs of $28.6 million, $12.8 million of which were paid prior to December 31, 2012, $11.3 million were paid in 2013, and $4.5 million were paid in 2014. All debt issuance costs incurred have been paid as of December 31, 2014.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at December 31, 2014 for the Credit Facility was 2.67%.

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

Senior Notes

On August 20, 2013, the Company completed a $300 million offering of Senior Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest began accruing beginning August 20, 2013. The Senior Notes will mature on August 20, 2020. In connection with the issuance of the Senior Notes the Company incurred debt issue costs of $6.1 million. The Company paid $0.2 million and $5.9 million of these debt issuance costs during the years ended December 31, 2014 and 2013, respectively.

Maturities on long-term debt outstanding at December 31, 2014 are as follows (amounts in thousands):

Fiscal year ending December 31,
2015	$87,352
2016	95,293
2017	95,293
2018	313,997
2019	—
Thereafter	300,000

Total	$891,935

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, dividends and other restricted payments, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of December 31, 2014, and at all times during the period, the Company was in compliance with its financial debt covenants.

	December 31,
	2014	2013
Term credit facility	$547,935	$455,383
Revolving credit facility	44,000	—
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	891,935	755,383
Less current portion of term credit facility	87,352	47,313

Total long-term debt	$804,583	$708,070

Other

During the year ended December 31, 2012, the Company financed a five-year license agreement for certain internally-used software for $14.8 million with annual payments due in April through 2016. Of this amount, $6.3 million and $9.3 million was remaining as of December 31, 2014 and 2013, respectively. The Company recorded $3.1 million and $3.0 million in other current liabilities as of December 31, 2014 and 2013, respectively. The remaining $3.2 million and $6.3 million was recorded in other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2014 and 2013, respectively.

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

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities of $33.8 million at December 31, 2014 were comprised entirely of Yodlee, Inc. (“Yodlee”) common stock and are included in noncurrent assets in the accompanying consolidated balance sheet. The Company utilized quoted prices from an active exchange market to fair value its equity securities.

The Company acquired a cost basis investment in Yodlee with the acquisition of S1 in February of 2012, which was fair valued at $9.8 million as a part of the purchase price allocation. The Company subsequently made an additional investment in Yodlee of approximately $1.0 million, bringing the total investment to $10.8 million as of December 31, 2013. This cost-basis investment was recorded in noncurrent assets in the accompanying consolidated balance sheet. On October 3, 2014 Yodlee common stock began trading on the NASDAQ under the symbol YDLE and the Company transitioned to accounting for the investment as available-for-sale securities. The Company recognized an unrealized gain in accumulated other comprehensive income of approximately $23.0 million during the year ended December 31, 2014 related to price appreciation of the Yodlee shares from the cost basis of $10.8 million. As a result of the recognition of the unrealized gain, the Company released a deferred tax asset and an equal and offsetting valuation allowance on the associated deferred tax asset of approximately $8.7 million during the year ended December 31, 2014. This tax impact was also recorded in accumulated other comprehensive income.

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of our Senior Notes was $315 million at December 31, 2014.

The fair values of cash equivalents approximate the carrying values.

6. Corporate Restructuring and Other Organizational Changes

Employee Actions

During the year ended December 31, 2014, the Company reduced its headcount by 220 employees as a part of its integration of recent acquisitions. In connection with these actions, approximately $8.7 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of income during the year ended December 31, 2014. The charges by segment were as follows for the year ended December 31, 2014: $5.7 million in the Americas segment, $2.0 million in the EMEA segment, and $1.0 million in the Asia/Pacific segment. Approximately $6.2 million of these termination costs were paid during the year ended December 31, 2014. The remaining liability for the year ended December 31, 2014 totaled $2.3 million, of which $1.6 million is expected to be paid over the next 12 months.

During the year ended December 31, 2013, the Company reduced its headcount by 147 employees as a part of its integration of its recent acquisitions. In connection with these actions, approximately $8.9 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of income during the year ended December 31, 2013. The charges, by segment, were as follows for the year December 31, 2013: $6.3 million in the Americas segment, $2.2 million in the EMEA segment, and $0.4 million in the Asia/Pacific segment. Approximately $7.4 million of these termination costs were paid during the year ended December 31, 2013. The remaining liability was paid during the subsequent year.

During the year ended December 31, 2012, the Company reduced its headcount by 272 employees as a part of its integration of its recent acquisitions. In connection with these actions, approximately $9.2 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of income during the year ended December 31, 2012. The charges, by segment, were as follows for the year December 31, 2012: $3.7 million in the Americas segment, $4.6 million in the EMEA segment, and $0.9 million in the Asia/Pacific segment. Approximately $8.4 million of these termination costs were paid during the year ended December 31, 2012. The remaining liability was paid during the subsequent year.

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

During the year ended December 31, 2012, the Company also terminated the lease for its facility in Dublin, Ireland. Under the terms of the termination agreement, the Company agreed to pay a termination fee of approximately $2.8 million, of which $2.3 million was recorded in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2012. The remaining balance of $0.5 million had been accounted for as an unfavorable lease liability in the S1 purchase price allocation. The termination fee was paid during the year ended December 31, 2012.

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2012	$618	$1,296	$1,914
Restructuring charges incurred, net	8,885	—	8,885
Unfavorable lease liability	—	1,708	1,708
Amounts paid during the period	(7,996)	(1,091)	(9,087)
Foreign currency translation adjustments	(37)	(42)	(79)

Balance, December 31, 2013	1,470	1,871	3,341
Restructuring charges (adjustments) incurred, net	8,671	(136)	8,535
Amounts paid during the period	(7,741)	(1,283)	(9,024)
Foreign currency translation adjustments	(59)	—	(59)

Balance, December 31, 2014	$2,341	$452	$2,793

Of the $2.3 million for unpaid severance, $1.6 million is included in employee compensation and the remaining $0.7 million is included in other noncurrent liabilities in the accompanying consolidated balance sheet at December 31, 2014. The $0.5 million for unpaid facilities closures is included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2014.

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

The Company repurchased 3,578,427 shares for $70.0 million under the program during the year ended December 31, 2014. Under the program to date, the Company has repurchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of December 31, 2014.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended December 31, 2012 included 2,541,903 and 679,782 shares issued pursuant to stock option exercises and restricted share award grants, respectively. Treasury shares issued during the year ended December 31, 2013 included 2,493,684, 25,989 and 982,728 shares issued pursuant to stock option exercises, Restricted share award (“RSA”) grants, and long-term incentive program performance share awards (“LTIP Performance Shares”) vesting, respectively. Treasury shares issued during the year ended December 31, 2014 included 2,037,467, 106,275 and 635,643 shares issued pursuant to stock option exercises, RSA grants, and LTIP Performance Shares vesting, respectively.

8. Earnings Per Share

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average shares outstanding:
Basic weighted average shares outstanding	114,798	117,885	116,089
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	1,973	2,169	3,627

Diluted weighted average shares outstanding	116,771	120,054	119,716

For the years ended December 31, 2014, 2013, and 2012, respectively, 2.9 million, 4.5 million and 5.1 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2014 and 2013 was 115,637,804 and 116,564,967, respectively.

9. Other, net

Other, net is comprised of the following items (in thousands):

	Years Ended December 31,
	2014	2013	2012
Foreign currency transaction losses	$(67)	$(2,697)	$(750)
Realized gain on available-for-sale securities	—	—	1,557
Other	(173)	(630)	(408)

Total	$(240)	$(3,327)	$399

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

The following is selected segment financial data for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Americas – United States	$614,488	$450,251	$277,775
Americas – Other	87,279	91,639	74,422
EMEA	230,879	228,679	218,015
Asia/Pacific	83,503	94,359	96,367

	$1,016,149	$864,928	$666,579

Depreciation and amortization expense:
Americas	$20,548	$17,030	$10,917
EMEA	4,126	6,310	5,175
Asia/Pacific	1,809	2,574	3,075
Corporate	60,200	44,053	31,614

	$86,683	$69,967	$50,781

Stock-based compensation expense:
Americas	$2,910	$2,392	$256
EMEA	419	759	439
Asia/Pacific	249	293	314
Corporate	7,467	10,128	14,177

	$11,045	$13,572	$15,186

Income (loss) before taxes:
Americas	$143,379	$145,496	$103,165
EMEA	116,120	87,522	78,848
Asia/Pacific	38,853	33,923	32,673
Corporate	(199,583)	(173,782)	(149,418)

	$98,769	$93,159	$65,268

	December 31,
	2014	2013
Long lived assets:
Americas – United States	$929,459	$832,169
Americas – Other	15,337	18,708
EMEA	360,033	262,906
Asia/Pacific	77,416	82,854

	$1,382,245	$1,196,637

	December 31,
	2014	2013
Total assets:
Americas – United States	$1,210,674	$1,129,064
Americas – Other	32,594	39,995
EMEA	487,629	380,320
Asia/Pacific	119,803	132,472

	$1,850,700	$1,681,851

Additionally, the Company offers seven primary product categories that are sold in each of the geographic regions listed above. Following are revenues, by product and services (in thousands):

	Years Ended December 31,
	2014	2013	2012
Retail payments processing	$406,023	$410,200	$372,942
Billers	235,039	101,981	—
Online banking and community financial services	227,659	223,902	169,652
Tools and infrastructure	40,427	38,241	37,145
Wholesale banking payments	37,879	35,396	39,717
Payment fraud management	36,235	37,136	25,160
Card and merchant management	32,887	18,072	21,963

Total	$1,016,149	$864,928	$666,579

During the years ended December 31, 2014, 2013 and 2012, approximately 21%, 28%, and 32%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance.

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2014, 2013 and 2012. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2014, 2013 and 2012.

11. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000, or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2014, 2013 and 2012, totaled 154,223, 128,568 and 122,394, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation costs related to the ESPP for the years ended December 31, 2014, 2013, and 2012 was approximately $0.5 million, $0.3 million, and $0.2 million, respectively.

On July 24, 2007, the Company’s stockholders approved a proposal to amend the ESPP to extend the term of the ESPP by ten years to April 30, 2018. The term of the amended ESPP commenced May 1, 2008 and continues until April 30, 2018 subject to earlier termination by the Company’s Board of Directors.

Stock Incentive Plans – Active Plans

Subsequent to year-end, on January 26, 2015 the Company’s Board of Directors granted stock and performance awards to its employees. The Company has historically made its annual grant of stock and performance awards to its employees in December, however, no grants were made in December of 2014.

The Company has a 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), under which shares of the Company’s common stock have been reserved for issuance to eligible employees or non-

employee directors of the Company. The 2005 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards and other awards. The maximum number of shares of the Company’s common stock that may be issued or transferred in connection with awards granted under the 2005 Incentive Plan is the sum of (i) 9,000,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that are subsequently forfeited, expire or are canceled without delivery of the Company’s common stock.

On July 24, 2007, the stockholders of the Company approved the First Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 9,000,000 to 15,000,000 and contained certain other amendments, including an amendment to provide that the exercise price for any options granted under the 2005 Incentive Plan, as amended, may not be less than the market value per share of common stock on the date of grant. On June 14, 2012, the stockholders of the Company approved the Second Amendment to the 2005 Incentive Plan which increased the number of shares authorized for issuance under the plan from 15,000,000 to 23,250,000.

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

The Company had a 2002 Non-Employee Director Stock Option Plan that was terminated in March 2005 whereby 750,000 shares of the Company’s common stock had been reserved for issuance to eligible non-employee directors of the Company. The term of the outstanding options is ten years. All outstanding options under this plan are fully vested.

The Company had a 1999 Stock Option Plan, as amended, that expired in February 2009 whereby 12,000,000 shares of the Company’s common stock had been reserved for issuance to eligible employees of the Company and its subsidiaries. The term of the outstanding options is 10 years. The options generally vest annually over a period of three or four years. All outstanding options under this plan are fully vested.

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2011	10,470,168	$7.76
Granted	1,306,101	14.14
Exercised	(2,541,903)	6.58
Forfeited	(316,620)	7.40
Expired	(12,000)	3.40

Outstanding, December 31, 2012	8,905,746	9.05
Granted	1,208,019	19.30
Exercised	(2,478,183)	7.81
Forfeited	(225,474)	12.79
Expired	(1,287)	9.65

Outstanding, December 31, 2013	7,408,821	11.02
Granted	27,132	20.13
Exercised	(2,036,558)	8.08
Forfeited	(116,702)	17.80

Outstanding, December 31, 2014	5,282,693	$12.06	5.72	$43,191,137

Exercisable, December 31, 2014	4,325,851	$10.66	5.08	$41,247,183

At December 31, 2014, we expect that 93.2% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014, 2013, and 2012 was $9.02, $8.72, and $6.85, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $22.8 million, $25.5 million, and $17.3 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life (years)	5.9	6.2	6.2
Risk-free interest rate	1.8%	1.6%	0.8%
Expected volatility	45.2%	46.0%	51.4%
Expected dividend yield	—	—	—

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

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	—	$—
Transaction stock options converted upon acquisition of ORCC	112,404	30.64
Exercised	(15,501)	13.92
Cancelled	(34,458)	30.21

Outstanding as of December 31, 2013	62,445	35.03
Exercised	(909)	13.92
Cancelled	(15,024)	31.03

Outstanding as of December 31, 2014	46,512	$36.73	1.61	$43,444

Exercisable as of December 31, 2014	46,512	$36.73	1.61	$43,444

Long-term Incentive Program Performance Share Awards

During the years ended December 31, 2014, 2013, and 2012, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the fourth quarter of the year ended December 31, 2013, the Company revised the expected attainment for the awards granted in fiscal 2010 from 175% to 130% due to changes in actual sales and operating income. The awards granted in fiscal 2010 vested during the first quarter of the year ended December 31, 2014 at a final attainment rate of 136%. During the fourth quarter of the year ended December 31, 2014, the Company revised the expected attainment for the awards granted in fiscal years 2012 and 2013 from 100% to 0% and 75%, respectively, due to changes in forecasted sales and operating income. The expected attainment rate for the 2011 grant remains 100%.

At December 8, 2014, the LTIPs granted in 2011 were earned by the employees and the shares are expected to be issued in the first quarter of 2015. If a grantee voluntarily leaves the Company before issuance, they will be required to forfeit their LTIP awards. As such, the LTIP awards granted in fiscal 2011 are not vested until they are issued to the individuals in 2015.

A summary of the nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	2,794,713	$7.78
Granted	820,785	14.22
Forfeited	(311,046)	7.71

Nonvested at December 31, 2012	3,304,452	9.38
Granted	798,306	20.30
Vested	(982,728)	5.61
Forfeited	(188,511)	12.33
Change in expected attainment for 2010 grants	(212,943)	8.88

Nonvested at December 31, 2013	2,718,576	13.78
Granted	19,065	20.13
Vested	(635,643)	8.88
Forfeited	(111,599)	16.43
Change in expected attainment for 2012 and 2013 grants	(844,483)	15.86

Nonvested at December 31, 2014	1,145,916	$14.84

During the years ended December 31, 2014 and 2013 the Company had 635,643 and 982,728 LTIP shares vest, respectively. The Company withheld 228,279 and 338,262 of those shares to pay the employees’ portion of the minimum payroll withholding taxes for the years ended December 31, 2014 and 2013, respectively. No shares vested during the year ended December 31, 2012.

Restricted Share Awards

During the years ended December 31, 2014, 2013, and 2012, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

Nonvested Restricted Share Awards	Restricted Share Awards	Grant Date Fair Value
Nonvested at December 31, 2011	300,069	$6.43
Granted	169,167	14.94
Vested	(237,897)	6.24
Forfeited	(23,625)	5.59

Nonvested at December 31, 2012	207,714	13.67
Granted	25,989	16.10
Vested	(88,638)	12.35

Nonvested at December 31, 2013	145,065	14.91
Granted	106,275	18.57
Vested	(66,670)	14.59
Forfeited	(1,461)	20.51

Nonvested at December 31, 2014	183,209	$17.11

During the years ended December 31, 2014, 2013 and 2012, the Company had 66,670, 88,638, and 237,897 RSA shares vested, respectively. The Company withheld 26,461, 31,746, and 71,439, of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of the Company’s stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. If an employee was terminated without cause within 12 months of the acquisition date, the RSAs 100% vested. Stock is issued without direct cost to the employee. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The conversion of the Transaction RSAs was treated as a modification and as such, they were valued immediately prior to and after modification. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period. The incremental fair value as measure upon modification will be recognized on a straight-line basis from modification date through the end of the requisite service period.

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of December 31, 2014 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2011	—	$—
Transaction RSAs converted upon acquisition of S1	510,615	11.80
Vested	(302,055)	11.80
Forfeited	(57,828)	11.80

Nonvested as of December 31, 2012	150,732	11.80
Vested	(35,598)	11.80
Forfeited	(57,582)	11.80

Nonvested as of December 31, 2013	57,552	11.80
Vested	(19,822)	11.80
Forfeited	(20,165)	11.80

Nonvested as of December 31, 2014	17,565	$11.80

During the years ended December 31, 2014, 2013, and 2012, 19,822, 35,598 and 302,055 shares of the Transaction RSAs vested, respectively. The Company withheld 5,980, 11,307 and 114,501 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2014, there were unrecognized compensation costs of $6.7 million related to nonvested stock options, $1.9 million related to the nonvested RSAs, and $6.7 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 1.7 years, 0.9 years and 2.0 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2014, 2013, and 2012 related to stock options, LTIP Performance Shares, RSAs, and the ESPP of $11.0 million, $13.6 million, and $15.2 million, respectively, with corresponding tax benefits of $4.2 million, $5.2 million, and $5.5 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the year ended December 31, 2014, 2013, and 2012 was $16.5 million, $19.6 million, $16.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $8.6 million, $9.7 million, and $6.3 million, for the year ended December 31, 2014, 2013, and 2012, respectively.

12. Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $17,500 (for employees who are under the age of 50 on December 31, 2014) or a maximum of $23,000 (for employees aged 50 or older on December 31, 2014). After one year of service, the Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2014, 2013 and 2012 was $6.0 million, $5.4 million and $3.5 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or from 6% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the year ended December 31, 2014, was $1.5 million. ACI-EMEA contributions charged to expense were $1.3 million for each of the years ended 2013 and 2012.

13. Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$47,963	$47,640	$(4,192)
Foreign	50,806	45,519	69,460

Total	$98,769	$93,159	$65,268

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal
Current	$7,895	$7,509	$1,236
Deferred	7,021	9,491	56

Total	14,916	17,000	1,292
State
Current	1,542	2,492	1,150
Deferred	(2,397)	(1,687)	(142)

Total	(855)	805	1,008
Foreign
Current	13,335	9,717	9,258
Deferred	3,813	1,769	4,864

Total	17,148	11,486	14,122

Total	$31,209	$29,291	$16,422

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of income are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax expense at federal rate of 35%	$34,569	$32,606	$22,844
State income taxes, net of federal benefit	(544)	675	655
Change in valuation allowance	3,521	(1,615)	(2,680)
Foreign tax rate differential	(5,508)	(4,650)	(8,940)
Unrecognized tax benefit increase (decrease)	65	488	(1,665)
Tax effect of foreign operations	(104)	5,906	5,311
Acquisition Costs	289	896	2,659
Tax benefit of research & development	(3,446)	(4,001)	(1,749)
Other	2,367	(1,014)	(13)

Income tax provision	$31,209	$29,291	$16,422

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2014 are Ireland, South Africa and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2013, are Canada, Singapore, South Africa, and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the years ended December 31, 2012 are Canada, Ireland and United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$150,004	$148,499
Tax credits	43,804	32,231
Compensation	24,486	24,902
Deferred revenue	13,486	10,564
Tax basis in investments	5,601	15,536
Other	9,712	10,153

Gross deferred income tax assets	247,093	241,885
Less: valuation allowance	(36,174)	(39,749)

Net deferred income tax assets	$210,919	$202,136

Deferred income tax liabilities:
Depreciation and amortization	$(129,825)	$(117,444)

Total deferred income tax liabilities	(129,825)	(117,444)

Net deferred income taxes	$81,094	$84,692

Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – current	$44,349	$47,593
Deferred income tax asset – noncurrent	50,187	48,852
Deferred income tax liability – current	(225)	(753)
Deferred income tax liability – noncurrent	(13,217)	(11,000)

Net deferred income taxes	$81,094	$84,692

Prior year amounts reflected in the above table have been reclassified for comparability purposes as follows, deferred tax assets of $5.0 million related to various types of tax credits previously reflected in the other line item and $27.2 million reflected as foreign tax credits as of December 31, 2013 are now included in the tax credits line item.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2014, the Company decreased its valuation allowance by $3.6 million which relates primarily to a reduction in valuation allowance on the Yodlee investment, partially offset by an increase in valuation allowance related to foreign tax credits.

At December 31, 2014, the Company had domestic tax net operating losses (“NOLs”) of $358.1 million which will begin to expire in 2017. The Company had foreign tax NOLs of $70.6 million, of which $60.6 million may be utilized over an indefinite life, with the remainder expiring over the next 10 years. The Company has provided a $6.7 million valuation allowance against the tax benefit associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2014 of $32.9 million, for which a $9.2 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2015. The Company also had domestic general business credit carryforwards at December 31, 2014 of $10.3 million, which will begin to expire in 2020.

The unrecognized tax benefit at December 31, 2014 and December 31, 2013 was $14.8 million and $15.0 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $13.0 million and $13.2 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Balance of unrecognized tax benefits at beginning of year	$14,996	$13,079	$4,012
Increases for tax positions of prior years	84	1,560	10,729
Decreases for tax positions of prior years	(412)	(327)	(4)
Increases for tax positions established for the current period	491	1,739	49
Decreases for settlements with taxing authorities	—	(61)	(27)
Reductions resulting from lapse of applicable statute of limitation	(239)	(901)	(1,697)
Adjustment resulting from foreign currency translation	(140)	(93)	17

Balance of unrecognized tax benefits at end of year	$14,780	$14,996	$13,079

The increases for tax positions of prior years for 2013 and 2012 in the above table include amounts from acquisitions completed during 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., Australia, Canada, India, Ireland, South Africa, and United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following 2009 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2002 and 2013.

The Internal Revenue Service is currently auditing the Company’s calendar year 2010 and 2011 tax returns. The Company does not expect any adjustments from this audit that would have a material effect on the Company’s financial statements. The Company’s Indian income tax returns covering fiscal years 2002 through 2007 and 2010 through 2012 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $5.0 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2014 and December 31, 2013, $2.4 million and $2.3 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the statement of income for the years ended December 31, 2014, 2013, and 2012 is $0.2 million, $0.4 million, and $(0.2) million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $212.1 million are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes that have not been provided is not practicable.

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

Total operating lease expense for the years ended December 31, 2014, 2013 and 2012 was $26.7 million, $30.9 million, and $26.5 million, respectively.

Aggregate minimum operating lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2015	$17,315
2016	15,959
2017	12,376
2018	10,716
2019	9,050
Thereafter	28,234

Total minimum lease payments	$93,650

Legal Proceedings

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would be likely to have a material effect on the Company’s financial statements.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at December 31, 2014.

15. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the three years ended December 31, 2014, 2013, and 2012 were as follows:

	Unrealized gain on available-for-sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at December 31, 2011	$594	$(17,855)	$(17,261)
Other comprehensive income	963	3,824	4,787
Reclassification of unrealized gain to a realized gain on available-for-sale securities	(1,557)	—	(1,557)

Balance at December 31, 2012	—	(14,031)	(14,031)
Other comprehensive loss	—	(9,284)	(9,284)

Balance at December 31, 2013	—	(23,315)	(23,315)
Other comprehensive income (loss)	22,977	(19,545)	3,432

Balance at December 31, 2014	$22,977	$(42,860)	$(19,883)

The Company had equity securities of $10.6 million at December 31, 2011 that were comprised entirely of S1 Corporation common stock for which the Company utilized quoted prices from an active exchange market to fair value the equity securities. As discussed in Note 2, Acquisitions, the Company acquired S1 during the first quarter of 2012 and the S1 common stock was subsequently delisted. All S1 assets and liabilities have been consolidated into the Company’s consolidated financial statements as of December 31, 2014, 2013, and 2012. The Company recognized a gain of approximately $1.6 million during the year ended December 31, 2012 related to price appreciation of the S1 shares held prior to the acquisition date.

16. Quarterly Financial Data (unaudited)

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2014	2014	2014	2014	2014
Revenues:
License	$35,702	$61,377	$57,653	$80,425	$235,157
Maintenance	62,499	62,309	63,764	67,421	255,993
Services	22,588	24,991	28,194	29,811	105,584
Hosting	100,684	106,131	100,033	112,567	419,415

Total revenues	221,473	254,808	249,644	290,224	1,016,149

Operating expenses:
Cost of license (1)	5,736	6,897	5,433	6,499	24,565
Cost of maintenance, services and hosting (1)	107,887	112,595	105,319	104,390	430,191
Research and development	37,456	38,876	36,321	31,554	144,207
Selling and marketing	27,909	28,007	27,078	29,053	112,047
General and administrative	25,116	24,682	25,329	19,938	95,065
Depreciation and amortization	17,078	17,010	18,295	19,519	71,902

Total operating expenses	221,182	228,067	217,775	210,953	877,977

Operating income	291	26,741	31,869	79,271	138,172
Other income (expense):
Interest expense	(9,175)	(9,329)	(10,416)	(10,818)	(39,738)
Interest income	199	135	98	143	575
Other, net	(1,057)	(3,901)	3,614	1,104	(240)

Total other income (expense)	(10,033)	(13,095)	(6,704)	(9,571)	(39,403)

Income (loss) before income taxes	(9,742)	13,646	25,165	69,700	98,769
Income tax expense (benefit)	(3,967)	2,409	9,433	23,334	31,209

Net income (loss)	$(5,775)	$11,237	$15,732	$46,366	$67,560

Earnings (loss) per share
Basic	$(0.05)	$0.10	$0.14	$0.40	$0.59
Diluted	$(0.05)	$0.10	$0.14	$0.40	$0.58

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2013	2013	2013	2013	2013
Revenues:
License	$41,356	$53,714	$56,236	$82,625	$233,931
Maintenance	58,634	57,830	60,457	69,033	245,954
Services	23,929	26,964	30,240	40,952	122,085
Hosting	38,078	67,322	67,006	90,552	262,958

Total revenues	161,997	205,830	213,939	283,162	864,928

Operating expenses:
Cost of license (1)	5,918	6,169	5,888	7,349	25,324
Cost of maintenance, services and hosting (1)	61,871	82,573	80,948	93,123	318,515
Research and development	37,149	38,391	33,642	33,375	142,557
Selling and marketing	25,074	27,538	24,098	23,118	99,828
General and administrative	25,037	26,147	24,559	23,557	99,300
Depreciation and amortization	10,957	13,490	15,249	16,660	56,356

Total operating expenses	166,006	194,308	184,384	197,182	741,880

Operating income (loss)	(4,009)	11,522	29,555	85,980	123,048
Other income (expense):
Interest expense	(3,897)	(6,053)	(7,453)	(9,818)	(27,221)
Interest income	131	211	159	158	659
Other, net	3,165	(1,519)	(3,152)	(1,821)	(3,327)

Total other income (expense)	(601)	(7,361)	(10,446)	(11,481)	(29,889)

Income (loss) before income taxes	(4,610)	4,161	19,109	74,499	93,159
Income tax expense (benefit)	(2,444)	2,280	5,347	24,108	29,291

Net income (loss)	$(2,166)	$1,881	$13,762	$50,391	$63,868

Earnings (loss) per share
Basic (2) (3)	$(0.02)	$0.02	$0.12	$0.43	$0.54
Diluted (2) (3)	$(0.02)	$0.02	$0.12	$0.43	$0.53

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.
(2)	The sum of the earnings per share by quarter does not agree to the earnings per share for the year ended December 31, 2013 due to rounding.
(3)	Earnings (loss) per share balances by quarter have been retroactively adjusted for the three-for-one stock split approved on July 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: February 26, 2015	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIP G. HEASLEY	President, Chief Executive Officer and Director	February 26, 2015
Philip G. Heasley	(Principal Executive Officer)

/S/ SCOTT W. BEHRENS	Senior Executive Vice President, Chief Financial	February 26, 2015
Scott W. Behrens	Officer and Chief Accounting Officer (Principal Financial Officer)

/S/ HARLAN F. SEYMOUR	Chairman of the Board and Director	February 26, 2015
Harlan F. Seymour

/S/ JAN H. SUWINSKI	Director	February 26, 2015
Jan H. Suwinski

/S/ JOHN D. CURTIS	Director	February 26, 2015
John D. Curtis

/S/ JOHN M. SHAY JR.	Director	February 26, 2015
John M. Shay Jr.

/S/ JAMES C. MCGRODDY	Director	February 26, 2015
James C. McGroddy

/S/ JOHN E. STOKELY	Director	February 26, 2015
John E. Stokely

/S/ DAVID POE	Director	February 26, 2015
David Poe

EXHIBIT INDEX

Exhibit No.	Description

2.01 (1)	Transaction Agreement by and among ACI Worldwide, Inc., Antelope Acquisition Co., LLC and S1 Corporation

2.02 (2)	Transaction Agreement, dated January 30, 2013, by and among ACI Worldwide, Inc., Ocelot Acquisition Corp. and Online Resources Corporation.

2.03 (3)	Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

2.04 (4)	Share Purchase Agreement dated July 21, 2014, by and among ACI Worldwide Corp., Applied Communications Inc. U.K. Holding Limited, Retail Decisions Limited and Cardcast Limited

3.01 (5)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (6)	Amended and Restated Bylaws of the Company

4.01 (7)	Form of Common Stock Certificate

4.02 (8)	Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03	Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02)

10.01 (9)*	Stock and Warrant Holders Agreement, dated as of December 30, 1993

10.02 (10)*	ACI Holding, Inc. 1994 Stock Option Plan, as amended

10.03 (11)*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended

10.04 (12)*	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended

10.05 (13)*	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.06 (14)*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended

10.07 (15)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.08 (16)*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers

10.09 (17)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers

10.10 (18)*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan

10.11 (19)*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan

10.12 (20)*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan

10.13 (21)*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan

10.14 (22)*	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.15 (23)*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.16 (24)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.17 (25)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated January 7, 2009

10.18 (26)*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005

Exhibit No.	Description

10.19 (27)*	Executive Management Incentive Compensation Plan

10.20 (28)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan

10.21 (29)*	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers

10.22 (30)*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.23 (31)*	Amended and Restated Deferred Compensation Plan

10.24 (32)	Credit Agreement, dated November 10, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A. and the lenders that are party thereto

10.25 (33)	First Amendment and Consent and Waiver No. 3 to Credit Agreement, dated September 11, 2012, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association and the other lenders party thereto

10.26 (34)	Incremental Term Loan Agreement, dated March 7, 2013, by and among ACI Worldwide, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders that are party thereto

10.27 (35)	Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto

10.28 (36)	Form of Restricted Share Award Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.29 (37)	Fifth Amendment to Credit Agreement and Second Amendment to Collateral Agreement, dated August 12, 2014, among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

10.30 (38)	Lender Addition and Acknowledgement Agreement, dated August 12, 2014, by and among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the incremental term lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

10.31 (39)	Form of 2015 Supplemental Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.32 (40)	Form of 2015 Supplemental Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.33 (41)	Form of 2015 Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.34 (42)	Form of 2015 Non-Qualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

21.01	Subsidiaries of the Registrant (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP

31.01	Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description

32.01 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 3, 2011.
(2)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed January 30, 2013.
(3)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(4)	Incorporated herein by reference to Exhibit 2.04 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(5)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(6)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.
(7)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(8)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(9)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(10)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(11)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(12)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(13)	Incorporated herein by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(14)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(15)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(16)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(18)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(19)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

(20)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.
(21)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(22)	Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(24)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.
(25)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2009.
(26)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.
(27)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.
(28)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed on April 29, 2013.
(29)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.
(30)	Incorporated herein by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(31)	Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010
(32)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed November 14, 2011.
(33)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 17, 2012.
(34)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 11, 2013.
(35)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(36)	Incorporated herein by reference to Exhibit 10.28 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(37)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 18, 2014.
(38)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed August 18, 2014.
(39)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 30, 2015.
(40)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 30, 2015.
(41)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 30, 2015.
(42)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed January 30, 2015.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.