Form 10-Q
period 2015-03-31
ACI WORLDWIDE, INC.
filed 2015-04-30
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 27, 2015, there were 116,748,564 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$68,459	$77,301
Receivables, net of allowances of $4,878 and $4,806, respectively	176,001	227,106
Deferred income taxes, net	52,859	44,349
Recoverable income taxes	5,017	4,781
Prepaid expenses	27,341	24,314
Other current assets	26,369	40,417

Total current assets	356,046	418,268

Property and equipment, net	57,492	60,360
Software, net	206,757	209,507
Goodwill	773,416	781,163
Intangible assets, net	252,021	261,436
Deferred income taxes, net	51,674	50,187
Other noncurrent assets, including $37.3 million and $33.8 million, respectively, for assets at fair value	74,088	69,779

TOTAL ASSETS	$1,771,494	$1,850,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,360	$50,351
Employee compensation	31,766	35,299
Current portion of long-term debt	91,323	87,352
Deferred revenue	131,008	131,808
Income taxes payable	8,383	6,276
Deferred income taxes, net	494	225
Other current liabilities	50,312	67,505

Total current liabilities	351,646	378,816

Noncurrent liabilities
Deferred revenue	47,152	49,224
Long-term debt	758,760	804,583
Deferred income taxes, net	11,891	13,217
Other noncurrent liabilities	24,829	23,455

Total liabilities	1,194,278	1,269,295

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 139,820,388 shares issued at March 31, 2015 and December 31, 2014	698	698
Additional paid-in capital	551,813	551,713
Retained earnings	331,253	331,415
Treasury stock, at cost, 23,108,333 and 24,182,584 shares at March 31, 2015 and December 31, 2014, respectively	(271,676)	(282,538)
Accumulated other comprehensive loss	(34,872)	(19,883)

Total stockholders’ equity	577,216	581,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,771,494	$1,850,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues
License	$39,577	$35,702
Maintenance	59,492	62,499
Services	23,497	22,588
Hosting	110,251	100,684

Total revenues	232,817	221,473

Operating expenses
Cost of license (1)	6,109	5,736
Cost of maintenance, services and hosting (1)	113,013	107,887
Research and development	37,091	37,456
Selling and marketing	28,911	27,909
General and administrative	21,575	25,116
Depreciation and amortization	19,693	17,078

Total operating expenses	226,392	221,182

Operating income	6,425	291

Other income (expense)
Interest expense	(10,941)	(9,175)
Interest income	102	199
Other, net	3,722	(1,057)

Total other income (expense)	(7,117)	(10,033)

Loss before income taxes	(692)	(9,742)
Income tax benefit	(530)	(3,967)

Net loss	$(162)	$(5,775)

Loss per common share
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)
Weighted average common shares outstanding
Basic	115,855	115,232
Diluted	115,855	115,232

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(162)	$(5,775)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	3,493	—
Foreign currency translation adjustments	(18,482)	2,901

Total other comprehensive income (loss)	(14,989)	2,901

Comprehensive loss	$(15,151)	$(2,874)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(162)	$(5,775)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,331	5,324
Amortization	18,281	15,282
Amortization of deferred debt issuance costs	1,628	1,348
Deferred income taxes	(4,713)	(11,277)
Stock-based compensation expense	3,936	4,772
Excess tax benefit of stock options exercised	(3,395)	(4,070)
Other	855	(63)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	42,422	(3,123)
Accounts payable	(3,630)	(1,480)
Accrued employee compensation	(1,951)	(3,580)
Current income taxes	2,198	6,166
Deferred revenue	184	26,896
Other current and noncurrent assets and liabilities	(11,817)	(15,163)

Net cash flows from operating activities	49,167	15,257

Cash flows from investing activities:
Purchases of property and equipment	(9,138)	(4,228)
Purchases of software and distribution rights	(3,359)	(3,580)
Other	(2,000)	—

Net cash flows from investing activities	(14,497)	(7,808)

Cash flows from financing activities:
Proceeds from issuance of common stock	751	652
Proceeds from exercises of stock options	6,918	2,887
Excess tax benefit of stock options exercised	3,395	4,070
Repurchases of common stock	—	(70,000)
Repurchase of restricted stock and performance shares for tax withholdings	(4,019)	(4,503)
Proceeds from revolving credit facility	29,000	40,000
Repayment of revolving credit facility	(51,000)	(8,000)
Repayment of term portion of credit agreement	(19,853)	(8,871)
Payments on other debt and capital leases	(2,829)	(382)
Payment for debt issuance costs	—	(163)

Net cash flows from financing activities	(37,637)	(44,310)

Effect of exchange rate fluctuations on cash	(5,875)	738

Net decrease in cash and cash equivalents	(8,842)	(36,123)
Cash and cash equivalents, beginning of period	77,301	95,059

Cash and cash equivalents, end of period	$68,459	$58,936

Supplemental cash flow information
Income taxes paid, net	$5,811	$5,114
Interest paid	$14,058	$12,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 26, 2015. Results for the three months ended March 31, 2015 are not necessarily indicative of results that may be attained in the future.

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

(in thousands)	March 31, 2015	December 31, 2014
Billed Receivables	$151,856	$200,392
Allowance for doubtful accounts	(4,878)	(4,806)

Billed, net	146,978	195,586
Accrued Receivables	29,023	31,520

Receivables, net	$176,001	$227,106

Other Current Assets and Other Current Liabilities

(in thousands)	March 31, 2015	December 31, 2014
Settlement deposits	$6,898	$13,252
Settlement receivables	6,815	11,032
Current debt issuance costs	6,055	6,244
Other	6,601	9,889

Total other current assets	$26,369	$40,417

(in thousands)	March 31, 2015	December 31, 2014
Settlement payables	$13,648	$21,715
Accrued interest	2,467	7,256
Vendor financed licenses	10,720	7,340
Royalties payable	3,019	4,070
Other	20,458	27,124

Total other current liabilities	$50,312	$67,505

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the funds are received from the source at the same time as the funds are sent to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which are separate from the Company’s corporate assets. As the Company does not take ownership of the funds, those settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of off balance sheet settlement funds as of March 31, 2015 and December 31, 2014 were $223.0 million and $224.9 million, respectively.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the three months ended March 31, 2015 were as follows:

(in thousands)	Americas	EMEA	Asia/ Pacific	Total
Gross Balance prior to December 31, 2014	$523,914	$240,303	$64,378	$828,595
Total impairment prior to December 31, 2014	(47,432)	—	—	(47,432)

Balance, December 31, 2014	476,482	240,303	64,378	781,163
Goodwill from acquisitions (1)	(788)	(32)	—	(820)
Foreign currency translation adjustments	(695)	(3,436)	(2,796)	(6,927)

Balance, March 31, 2015	$474,999	$236,835	$61,582	$773,416

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisition of Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”) as discussed in Note 2. The purchase price allocation for ReD is preliminary as of March 31, 2015 and accordingly is subject to future changes during the maximum one-year allocation period.

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

The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2014 annual impairment test and there have been no indications of impairment in the subsequent periods.

Revenue

Vendor Specific Objective Evidence (“VSOE”)

ASC 985-605, Revenue Recognition: Software, requires the seller of software that includes post contract customer support (maintenance or “PCS”) to establish VSOE of fair value of the undelivered element of the contract in order to account separately for the PCS revenue. The Company establishes VSOE of fair value of PCS by reference to stated renewals for all identified marked segments. The Company also considers factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal is significantly below the Company’s normal pricing practices. In determining whether PCS pricing is significantly below the Company’s normal pricing practice, the Company considers the population of stated renewal rates that are within a reasonably narrow range of the median within the identified market segment over the trailing 12 month period.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element:

(in thousands)	Three Months Ended March 31,
	2015	2014
Software license fees	$2,007	$6,856
Maintenance fees	943	2,216
Services	103	8

Total	$3,053	$9,080

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-3, Interest-Imputation of Interest. This ASU is an amendment to the Accounting Standard Codification 835, Interest, to explicitly address the accounting treatment and presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. We have assessed the impact of this standard and do not anticipate it having a material impact on our financial position, results of operations or cash flow.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This ASU supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB delayed the effective date for this ASU to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company has not selected a transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. Acquisitions

Fiscal 2014 Acquisitions

In 2014, the Company completed one acquisition at an aggregate cost of $205.1 million.

Retail Decisions

On August 12, 2014, the Company completed the acquisitions of Retail Decisions Europe Limited (“ReD Europe”) and all its subsidiaries and Retail Decisions, Inc (“ReD, Inc.”) (collectively “ReD”) for $205.1 million in cash. The Company has included the financial results of ReD in the condensed consolidated financial statements from the date of acquisition. As a leader in fraud prevention solutions, the acquisition of ReD enhances the Company’s Universal Payments strategy and further strengthens the Company’s leadership position in the fast-growing payments risk management space.

To fund this acquisition and related transaction fees, the Company drew an additional $60.5 million on the Revolving Credit Facility and increased the Term portion of the Credit Agreement by an additional $150.0 million. See Note 3, Debt, for terms of the financing arrangement.

The Company incurred approximately $2.7 million in transaction related expenses during the year ended December 31, 2014, including fees to the investment bank, legal and other professional fees.

ReD contributed approximately $10.3 million in revenue and an estimated operating loss of $1.7 million for the three months ended March 31, 2015, which includes severance expense related to the integration activities.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including but not limited to, other assets and liabilities, and certain tax matters. Accordingly, the purchase price allocation is considered preliminary and is subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of March 31, 2015. The purchase price allocation for ReD is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Retail Decisions
Current assets:
Cash and cash equivalents		$795
Billed and accrued receivables, net		10,106
Deferred income taxes, net		282
Other current assets		9,931

Total current assets acquired		21,114

Noncurrent assets:
Property and equipment		3,354
Goodwill		134,824
Software	5-7 years	33,136
Customer relationships	18 years	50,480
Trademarks	5 years	3,980
Deferred income taxes		1,622
Other noncurrent assets		416

Total assets acquired		248,926

Current liabilities:
Accounts payable		4,624
Employee compensation		6,481
Other current liabilities		6,168

Total current liabilities acquired		17,273

Noncurrent liabilities:
Deferred income taxes		26,404
Other noncurrent liabilities		164

Total liabilities acquired		43,841

Net assets acquired		$205,085

The Company made adjustments to the purchase price allocation as certain analysis was completed and additional information became available for receivables, deferred income taxes, and accrued employee compensation. These adjustments and any resulting adjustments to the condensed consolidated statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers. Pro forma results for ReD are not presented because they are not material.

3. Debt

As of March 31, 2015, the Company had $22.0 million, $528.1 million and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $228.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement

The Company entered into the Credit Agreement (the “Credit Agreement”), as amended, with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan on November 10, 2011. The Credit Agreement consists of a five-year $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and $650.0 million total under the five-year senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2015 for the Credit Facility was 2.68%.

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

Senior Notes

On August 20, 2013, the Company completed a $300.0 million offering of Senior Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest began accruing on August 20, 2013. The Senior Notes will mature on August 15, 2020.

Maturities on long-term debt outstanding at March 31, 2015 are as follows:

Fiscal year ending December 31,
(in thousands)
2015	$67,499
2016	95,293
2017	95,293
2018	291,998
2019	—
Thereafter	300,000

Total	$850,083

The Credit Agreement and Senior Notes also contain certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement or Senior Notes agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility or Senior Notes.

The Credit Facility will mature on August 20, 2018 and the Senior Notes will mature on August 15, 2020. The Revolving Credit Facility and Senior Notes do not amortize and the Term Credit Facility does amortize, with principal payable in consecutive quarterly installments.

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of March 31, 2015, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of March 31, 2015	As of December 31, 2014
Term credit facility	$528,083	$547,935
Revolving credit facility	22,000	44,000
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	850,083	891,935
Less current portion of term credit facility	91,323	87,352

Total long-term debt	$758,760	$804,583

4. Fair Value of Financial Instruments

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

Available-for-Sale Securities

Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities of $37.3 million and $33.8 million at March 31, 2015 and December 31, 2014, respectively, were comprised entirely of Yodlee, Inc. (“Yodlee”) common stock and are included in noncurrent assets in the accompanying condensed consolidated balance sheet. The Company utilized quoted prices from an active exchange market to fair value its equity securities.

Debt

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of our Senior Notes was $315 million at March 31, 2015 and December 31, 2014.

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods ended March 31, 2015 and December 31, 2014.

5. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2015 and 2014 totaled 46,651 and 32,346, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In- the-Money Options
Outstanding as of December 31, 2014	5,282,693	$12.06
Granted	2,055,514	19.12
Exercised	(664,229)	10.41
Forfeited	(2,575)	17.15

Outstanding as of March 31, 2015	6,671,403	$14.40	7.05	$48,465,441

Exercisable as of March 31, 2015	3,689,027	$10.76	5.18	$40,228,828

As of March 31, 2015, the Company expects that 93.0 % of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $6.49 and $9.02, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2015 and 2014. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $6.4 million and $4.7 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the three months ended March 31, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Expected life (years)	5.93	5.93
Interest rate	1.4%	1.8%
Volatility	32.1%	45.2%
Dividend yield	—	—

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

During the three months ended March 31, 2015, the Company granted supplemental stock options with three tranches at a grant date fair value of $8.01, $7.56 and $7.00, respectively, per share that vest, if at all, based upon (i) tranche one—any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two—any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three—any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

Three Months Ended
March 31, 2015
Expected life (years)	7.50
Interest rate	1.7%
Volatility	41.9%
Dividend yield	—

Stock Incentive Plan – Online Resources Corporation (“ORCC”) Stock Incentive Plan, as amended and restated

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2014	46,512	$36.73
Exercised	(240)	13.92
Cancelled	(6,366)	46.80

Outstanding as of March 31, 2015	39,906	$35.27	1.62	$51,493

Exercisable as of March 31, 2015	39,906	$35.27	1.62	$51,943

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2015 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2014	1,145,916	$14.84
Granted	1,025,863	19.12
Forfeited	(4,643)	12.14
Vested	(548,671)	9.75
Change in expected attainment for 2011 grants	(54,305)	9.75

Nonvested as of March 31, 2015	1,564,160	$19.62

During the three months ended March 31, 2015, 548,671 shares of the LTIPs vested. The Company withheld 196,169 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2015 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	183,209	$17.11
Granted	13,915	21.56
Vested	(999)	15.88

Nonvested as of March 31, 2015	196,125	$17.43

During the three months ended March 31, 2015, 999 shares of the RSAs vested. The Company withheld 376 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Stock Incentive Plan – S1 Corporation 2003 Stock Incentive Plan, as amended and restated

A summary of nonvested Transaction RSAs issued under the S1 Corporation 2003 Stock Incentive Plan as of March 31, 2015 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	17,565	$11.80
Forfeited	(2,910)	11.80

Nonvested as of March 31, 2015	14,655	$11.80

As of March 31, 2015, there were unrecognized compensation costs of $17.3 million related to nonvested stock options, $1.4 million related to the nonvested RSAs, and $23.1 million related to the LTIP performance shares, which the Company expects to recognize over weighted-average periods of 2.5 years, 1.2 years, and 2.7 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended March 31, 2015 and 2014 related to stock options, LTIP performance shares, RSAs, and the ESPP of $3.9 million and $4.8 million, respectively, with corresponding tax benefits of $1.5 million and $1.8 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

Cash received from option exercises for the three months ended March 31, 2015 and 2014 was $6.9 million and $2.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.4 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

6. Software and Other Intangible Assets

At March 31, 2015, software net book value totaling $206.8 million, net of $132.4 million of accumulated amortization, includes the net book value of software marketed for external sale of $80.6 million. The remaining software net book value of $126.2 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2014, software net book value totaled $209.5 million, net of $121.6 million of accumulated amortization. Included in this amount is software marketed for external sale of $85.9 million. The remaining software net book value of $123.6 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2015 and 2014 totaled $3.9 million and $3.5 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $8.5 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	March 31, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$317,471	$(72,345)	$245,126	$322,216	$(68,616)	$253,600
Trademarks and tradenames	15,541	(8,646)	6,895	15,767	(7,946)	7,821
Purchased Contracts	10,689	(10,689)	—	10,768	(10,768)	—
Covenant not to compete	429	(429)	—	433	(418)	15

	$344,130	$(92,109)	$252,021	$349,184	$(87,748)	$261,436

Other intangible assets amortization expense for the three months ended March 31, 2015 and 2014 totaled $5.8 million and $6.5 million, respectively.

Based on capitalized software and other intangible assets at March 31, 2015, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2015	$34,257	$16,782
2016	40,740	21,465
2017	34,020	19,965
2018	25,284	19,458
2019	22,610	18,868
2020	21,449	18,028
Thereafter	28,397	137,455

Total	$206,757	$252,021

7. Corporate Restructuring and Other Organizational Changes

2015 Activities

During the three months ended March 31, 2015, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2015. The charges by segment were as follows: $0.7 million in the Americas segment and $0.6 million in the EMEA segment. Approximately $1.1 million of the $1.3 million in termination costs were paid during the first quarter of 2015. The unpaid severance liability as of March 31, 2015 totaled $2.0 million, including balances from severance events during the 12-months ended December 31, 2014, of which $1.5 million is expected to be paid over the next 12 months.

2014 Activities

During the three months ended March 31, 2014, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.8 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2014. The charges by segment were as follows: $1.7 million in the Americas segment, $0.1 million in the Asia/Pacific segment and less than $0.1 million in the EMEA segment. Approximately $1.6 million of termination costs were paid during the first quarter of 2014. The remaining liability was paid during the year ended December 31, 2014.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total
Balance, December 31, 2014	$2,341	$452	$2,793
Restructuring charges incurred	1,338	—	1,338
Amounts paid during the period	(1,550)	(46)	(1,596)
Foreign currency translation	(128)	—	(128)

Balance, March 31, 2015	$2,001	$406	$2,407

Of the $2.0 million for unpaid severance, $1.5 million is included in employee compensation and the remaining $0.5 million is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at March 31, 2015. The $0.4 million for unpaid facilities closures is included in other current liabilities in the accompanying condensed consolidated balance sheets at March 31, 2015.

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

The Company did not repurchase any shares under the program during the three months ended March 31, 2015. Under the program to date, the Company has repurchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of March 31, 2015.

9. Loss Per Share

Basic loss per share is computed on the basis of weighted average outstanding common shares. Diluted loss per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding:
Basic weighted average shares outstanding	115,855	115,232
Add: Dilutive effect of stock options and restricted stock awards	—	—

Diluted weighted average shares outstanding	115,855	115,232

The diluted loss per share computation excludes 8.5 million and 9.4 million options to purchase shares, restricted share awards, and contingently issuable shares during the three months ended March 31, 2015 and 2014, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2015 and December 31, 2014 was 116,712,055 and 115,637,804, respectively.

10. Other, net

Other, net is comprised of the following items:

	Three Months Ended March 31,
(in thousands)	2015	2014
Foreign currency transaction gains (losses)	$3,722	$(949)
Other	—	(108)

Total	$3,722	$(1,057)

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

The following is selected segment financial data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
Americas - United States	$145,784	$136,130
Americas - Other	17,966	18,639
EMEA	49,384	47,461
Asia/Pacific	19,683	19,243

	$232,817	$221,473

Loss before income taxes:
Americas	$16,109	$16,281
EMEA	20,701	17,510
Asia/Pacific	10,257	5,579
Corporate	(47,759)	(49,112)

	$(692)	$(9,742)

	March 31,	December 31,
(in thousands)	2015	2014
Total assets:
Americas - United States	$1,173,723	$1,210,674
Americas - Other	30,304	32,594
EMEA	446,756	487,629
Asia/Pacific	120,711	119,803

	$1,771,494	$1,850,700

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2015 and 2014. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2015 and 2014.

12. Income Taxes

The effective tax rate for the three months ended March 31, 2015 was a benefit of 76.6%. The earnings of the Company’s foreign entities for the three months ended March 31, 2015 were $7.7 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2015 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates, partially offset by profits in other foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $14.9 million as of March 31, 2015 and $14.8 million as of December 31, 2014, excluding related liabilities for interest and penalties of $2.3 million as of March 31, 2015 and December 31, 2014.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.0 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at March 31, 2015.

14. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the three months ended March 31, 2015 were as follows:

	Unrealized gain on available-for-sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at December 31, 2014	$22,977	$(42,860)	$(19,883)
Other comprehensive income (loss)	3,493	(18,482)	(14,989)

Balance at March 31, 2015	$26,470	$(61,342)	$(34,872)

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015. Results for the three months ended March 31, 2015, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide powers electronic payments and banking for more than 5,600 financial institutions, retailers, billers, and processors around the world. In addition, we provide bill presentment and payment collection services to billers such as tax authorities, higher education, utilities, and health care providers. Through our integrated suite of software products and hosted services, we deliver a broad range of solutions for electronic payments, transaction banking, mobile, branch and voice banking; fraud detection and trade finance.

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

Key trends that currently impact our strategies and operations include:

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In September 2014, McKinsey predicted that electronic payment transactions would grow in volume at an annual rate of 8%, from 370 billion in 2013 to 550 billion in 2018, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

Restructuring

During the three months ended March 31, 2015, we reduced our headcount as a part of our integration of our recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2015. The charges for the three months ended March 31, 2015 were $0.7 million in the Americas segment and $0.6 million in the EMEA segment.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2015 and December 31, 2014 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2015	December 31, 2014
Americas	$3,042	$3,014
EMEA	805	855
Asia/Pacific	290	291

Total	$4,137	$4,160

	March 31, 2015	December 31, 2014
Committed	$1,710	$1,731
Renewal	2,427	2,429

Total	$4,137	$4,160

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of March 31, 2015 and December 31, 2014 (in millions). For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	March 31, 2015			December 31, 2014
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$590	$51	$641	$589	$59	$648
EMEA	139	43	182	146	45	191
Asia/Pacific	54	12	66	54	10	64

Total	$783	$106	$889	$789	$114	$903

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended March 31, 2015 Compared to the Three-Month Period Ended March 31, 2014

Revenues

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$20,333	9%	$8,710	75%	$11,623	5%
Monthly license fees (MLFs)	19,244	8%	(4,835)	-20%	24,079	11%

License	39,577	17%	3,875	11%	35,702	16%
Maintenance	59,492	26%	(3,007)	-5%	62,499	28%
Services	23,497	10%	909	4%	22,588	10%
Hosting	110,251	47%	9,567	10%	100,684	45%

Total revenues	$232,817	100%	$11,344	5%	$221,473	100%

Total revenue for the three months ended March 31, 2015, increased $11.3 million, or 5%, as compared to the same period in 2014. The increase is the result of a $3.9 million, or 11%, increase in license revenue, a $9.6 million, or 10%, increase in hosting revenue and a $0.9 million, or 4%, increase in services revenue partially offset by a $3.0 million, or 5%, decrease in maintenance revenue. The overall increase was reduced by $5.9 million due to the impact of foreign currencies weakening against the U.S. dollar.

The increase in total revenue for the three months ended March 31, 2015, as compared to the same period in 2014 was due to a $9.0 million, or 6%, increase in the Americas reportable segment, a $1.9 million, or 4%, increase in the EMEA reportable segment and a $0.4 million, or 2%, increase in the Asia/Pacific reportable segment.

The addition of ReD contributed $10.3 million of the increase in total revenue for the three months ended March 31, 2015, compared to the same period in 2014. Excluding the impact of the addition of ReD, total revenue for the three months ended March 31, 2015, increased $1.0 million.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue during the three months ended March 31, 2015, as compared to the same period in 2014, increased by $8.7 million, or 75%. Initial license revenue increased in the Americas, EMEA and Asia/Pacific reportable segments by $6.1 million, $1.8 million and $0.8 million, respectively. The increase in initial license revenue is largely attributable to the execution of several license renewal arrangements and the release of deferred revenue for several large, complex projects during the three months ended March 31, 2015, as compared to the same period in 2014. Included in the above are capacity related revenue increases of $0.6 million, $1.5 million and $0.9 million in the Americas, EMEA and Asia/Pacific reportable segments, respectively, during the three months ended March 31, 2015, as compared to the same period in 2014.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $4.8 million, or 20%, during the three months ended March 31, 2015, as compared to the same period in 2014 with the Americas, EMEA, and Asia/Pacific reportable segments decreasing by $2.1 million, $1.3 million and $1.4 million, respectively. The decrease in monthly license revenue is primarily due to a decrease in the amount of initial license revenue that was being recognized ratably over an extended period during the three months ended March 31, 2015, as compared to the same period in 2014. Monthly license revenue was also impacted by the recognition of cumulative monthly license fee revenue related to large, complex projects that were completed and recognized during the three months ended March 31, 2014, that did not reoccur in the same period in 2015.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended March 31, 2015, as compared to the same period in 2014 decreased $3.0 million, or 5%, due to the impact of foreign currencies weakening against the U.S. dollar. Maintenance revenue decreased in the EMEA reportable segment by $3.6 million partially offset by the increase in Americas and Asia/Pacific reportable segments of $0.1 million and $0.5 million, respectively. The decrease in the EMEA reportable segment was a result of deferred revenue related to large, complex projects that were released during the three months ended March 31, 2014, that did not reoccur in the same period in 2015. This was partially offset by increases in maintenance revenue for the Americas and Asia/Pacific reportable segments primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our premium support services programs.

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

Services revenue during the three months ended March 31, 2015, as compared to the same period in 2014 increased by $0.9 million, or 4%. Implementation and professional services increased in the Americas, EMEA and Asia/Pacific reportable segments by $0.3 million each. During the three months ended March 31, 2015, the Company recognized $3.5 million of services revenue related to large, complex projects. These revenues were previously deferred as all revenue recognition criteria had not been met. Excluding the impact of the revenue recognized from these projects, services revenue decreased $2.6 million, or 1%. The Company’s customers continue to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting revenue.

Hosting Revenue

Hosting revenue includes fees earned through hosting and on-demand arrangements. All revenue from hosting and on-demand arrangements that does not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in hosting revenue. Hosting revenue also includes fees paid by our clients as a part of the acquired EBPP products and Payments Risk Management products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled.

Hosting revenue during the three months ended March 31, 2015, as compared to the same period in 2014 increased $9.6 million, or 10%. The increase was primarily due to additional ReD revenues of $9.2 million.

Operating Expenses

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Operating expenses:
Cost of license	$6,109	3%	$373	7%	$5,736	3%
Cost of maintenance, services and hosting	113,013	49%	5,126	5%	107,887	49%
Research and development	37,091	16%	(365)	-1%	37,456	17%
Selling and marketing	28,911	12%	1,002	4%	27,909	13%
General and administrative	21,575	9%	(3,541)	-14%	25,116	11%
Depreciation and amortization	19,693	8%	2,615	15%	17,078	8%

Total operating expenses	$226,392	97%	$5,210	2%	$221,182	100%

Total operating expenses for the three months ended March 31, 2015 increased $5.2 million, or 2%, as compared to the same period of 2014, primarily due to $12.0 million of incremental operating expenses and integration costs related to the added operations of ReD and a $3.0 million increase in interchange processing fees. These increases were partially offset by a $2.8 million decrease in significant transaction related expenses and $6.4 million due to the impact of foreign currencies weakening against the U.S. dollar.

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

Cost of license increased $0.4 million, or 7%, in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in amortization expense for acquired software.

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

Cost of maintenance, services, and hosting increased $5.1 million, or 5%, in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to $6.0 million of incremental operating expenses related to the added operations of ReD, partially offset by $2.0 million of lower expense due to the impact of foreign currencies weakening against the U.S. dollar. Excluding these items, maintenance, services and hosting expenses increased $1.1 million, primarily due to a $3.0 million increase in interchange processing fees, partially offset by a decrease in personnel and related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense decreased $0.4 million, or 1%, in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a decrease in personnel and related expenses.

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

Selling and marketing expense increased $1.0 million, or 4%, in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to an increase in personnel and related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $3.5 million, or 14%, in the three months ended March 31, 2015 compared to the same period in 2014. Included in general and administrative expenses for the three months ended March 31, 2015 were approximately $0.6 million of incremental expenses related to the added operations of ReD. Those additional expenses were offset by a $3.2 million decrease in significant transaction related expenses incurred in the three months ended March 31, 2015 compared to the same period of 2014, as well as a $1.1 million decrease in general and administrative expenses due to the impact of foreign currencies weakening against the U.S. dollar.

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million, or 15%, in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to incremental expenses related to the added operations of ReD.

Other Income and Expense

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(10,941)	-5%	$(1,766)	19%	$(9,175)	-4%
Interest income	102	0%	(97)	-49%	199	0%
Other, net	3,722	2%	4,779	-452%	(1,057)	0%

Total other income (expense)	$(7,117)	-3%	$2,916	-29%	$(10,033)	-5%

Interest expense for the three months ended March 31, 2015 increased $1.8 million, or 19%, as compared to the same period in 2014 due to the increase in debt obtained in the third quarter of 2014 used to fund the acquisition of ReD. Interest income for the three months ended March 31, 2015 decreased by $0.1 to the same period in 2014.

Other, net consists of foreign currency losses and other non-operating items. Foreign currency gains (losses) for the three months ended March 31, 2015 and 2014 were $3.7 million and ($0.9) million, respectively.

Income Taxes

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Income tax benefit	$(530)	0%	$3,437	-87%	$(3,967)	-2%
Effective income tax rate	77%				41%

The effective tax rate for the three months ended March 31, 2015 was a benefit of 76.6%. The earnings of our foreign entities for the three months ended March 31, 2015 were $7.7 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2015 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates, partially offset by profits in other foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues:
Americas	$163,750	$154,769
EMEA	49,384	47,461
Asia/Pacific	19,683	19,243

	$232,817	$221,473

Loss before income taxes:
Americas	$16,109	$16,281
EMEA	20,701	17,510
Asia/Pacific	10,257	5,579
Corporate	(47,759)	(49,112)

	$(692)	$(9,742)

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

The increase in revenue during the three months ended March 31, 2015 is primarily due to the incremental revenue from ReD operations. The Company incurred significant transaction related expenses of approximately $2.9 million and $5.7 million during the three months ended March 31, 2015 and 2014, respectively. Amortization of acquisition software and intangible assets allocated to the Corporate business segment was approximately $12.2 million and $8.5 million during the three months ended March 31, 2015 and 2014, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $11.0 million and $9.2 million during the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, we had $68.5 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of March 31, 2015, $50.0 million of the $68.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$49,167	$15,257
Investing activities	(14,497)	(7,808)
Financing activities	(37,637)	(44,310)

Net cash flows provided by operating activities for the three months ended March 31, 2015 amounted to $49.2 million as compared to $15.3 million during the same period in 2014. The comparative period increase was primarily due to a smaller loss and higher receivable collections during the first three months of 2015 compared to the same period in 2014. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first three months of 2015, we used cash of $12.5 million to purchase software, property and equipment as compared to $7.8 million during the same period in 2014.

During the three months ended March 31, 2015, we repaid a net $22.0 million on the revolver portion of the Credit Facility and we repaid $19.9 million of the term portion of the Credit Facility. In addition, during the first three months of 2015, we received proceeds of $11.1 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.0 million for the repurchase of restricted stock and performance shares for tax withholdings. During the three months ended March 31, 2014, we used $70.0 million to repurchase common stock. We received net proceeds of $32.0 million from the Revolving Credit Facility and we repaid $8.9 million of the Term Credit Facility during the three months ended March 31, 2014. In addition, during the first three months of 2014, we received proceeds of $7.6 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.5 million for the repurchase of restricted stock and performance shares for tax withholdings.

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

Debt

As of March 31, 2015, we had $22.0 million and $528.1 million outstanding under our Revolving and Term Credit Facilities, with up to $228.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At March 31, 2015 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2015 was 2.68%.

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

On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, the Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, they again approved an additional $100 million for the stock repurchase program.

We did not repurchase any shares under the program during the three months ended March 31, 2015. Under the program to date, we have purchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of March 31, 2015.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2015, other than as discussed below, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2014.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Revolver portion of Credit Facility	22,000	—	—	22,000	—
Revolver portion of Credit Facility interest (1)	2,014	590	1,179	245	—

Total	$24,014	$590	$1,179	$22,245	$—

(1)	Based upon the Credit Facility debt outstanding and interest rate in effect at March 31, 2015 of 2.68%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at March 31, 2015 is $14.9 million.

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

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed on February  26, 2015, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2015. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2015, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $850.0 million of debt outstanding at March 31, 2015 with $300.0 million in Senior Notes and $550.0 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.68% at March 31, 2015. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.5 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended March 31, 2015, and determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2014. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2015 through January 31, 2015	—		$—	—	$138,325,000
February 1, 2015 through February 28, 2015	196,169	(1)	20.45	—	$138,325,000
March 1, 2015 through March 31, 2015	376	(1)	21.43	—	$138,325,000

Total	196,545		$20.45	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2015, 548,671 and 999 shares of the LTIPs and RSAs vested. We withheld 196,169 and 376 of those shares, respectively, to pay the employees’ portion of applicable payroll taxes.

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

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2013.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: April 30, 2015	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.01 (1)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2013.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.