Form 10-Q
period 2015-09-30
ACI WORLDWIDE, INC.
filed 2015-11-05
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015 there were 118,258,890 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$80,857	$77,301
Receivables, net of allowances of $5,479 and $4,806, respectively	178,936	227,106
Deferred income taxes, net	58,947	44,349
Recoverable income taxes	11,289	4,781
Prepaid expenses	25,733	24,314
Other current assets	24,864	40,417

Total current assets	380,626	418,268

Noncurrent assets
Property and equipment, net	58,796	60,360
Software, net	202,242	209,507
Goodwill	773,260	781,163
Intangible assets, net	239,527	261,436
Deferred income taxes, net	45,693	50,187
Other noncurrent assets, including $33,824 at December 31, 2014 for assets at fair value	44,520	69,779

TOTAL ASSETS	$1,744,664	$1,850,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,446	$50,351
Employee compensation	39,935	35,299
Current portion of long-term debt	95,293	87,352
Deferred revenue	124,782	131,808
Income taxes payable	4,551	6,276
Deferred income taxes, net	264	225
Other current liabilities	61,807	67,505

Total current liabilities	365,078	378,816

Noncurrent liabilities
Deferred revenue	46,930	49,224
Long-term debt	689,113	804,583
Deferred income taxes, net	14,569	13,217
Other noncurrent liabilities	30,070	23,455

Total liabilities	1,145,760	1,269,295

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 139,820,388 shares issued at September 30, 2015 and December 31, 2014	698	698
Additional paid-in capital	547,077	551,713
Retained earnings	373,084	331,415
Treasury stock, at cost, 21,561,535 and 24,182,584 shares at September 30, 2015 and December 31, 2014, respectively	(253,735)	(282,538)
Accumulated other comprehensive loss	(68,220)	(19,883)

Total stockholders’ equity	598,904	581,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,744,664	$1,850,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
License	$50,237	$57,653	$156,975	$154,732
Maintenance	59,262	63,764	178,895	188,572
Services	25,842	28,194	72,449	75,773
Hosting	103,360	100,033	329,021	306,848

Total revenues	238,701	249,644	737,340	725,925

Operating expenses
Cost of license (1)	5,387	5,433	17,435	18,066
Cost of maintenance, services and hosting (1)	104,272	105,319	337,769	325,801
Research and development	36,123	36,321	112,639	112,653
Selling and marketing	28,451	27,078	88,660	82,994
General and administrative	20,284	25,329	66,867	75,127
Depreciation and amortization	20,298	18,295	59,995	52,383

Total operating expenses	214,815	217,775	683,365	667,024

Operating income	23,886	31,869	53,975	58,901

Other income (expense)
Interest expense	(9,728)	(10,416)	(31,174)	(28,920)
Interest income	94	98	254	432
Other, net	4,314	3,614	27,695	(1,344)

Total other income (expense)	(5,320)	(6,704)	(3,225)	(29,832)

Income before income taxes	18,566	25,165	50,750	29,069
Income tax expense	3,786	9,433	9,081	7,875

Net income	$14,780	$15,732	$41,669	$21,194

Income per common share
Basic	$0.13	$0.14	$0.36	$0.18
Diluted	$0.12	$0.14	$0.35	$0.18

Weighted average common shares outstanding
Basic	117,922	114,484	117,035	114,603
Diluted	119,304	116,428	118,498	116,682

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$14,780	$15,732	$41,669	$21,194

Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	1,488	—
Reclassification of unrealized gain to realized gain on available-for-sale securities	—	—	(24,465)	—
Foreign currency translation adjustments	(16,822)	(15,370)	(25,360)	(6,151)

Total other comprehensive loss	(16,822)	(15,370)	(48,337)	(6,151)

Comprehensive income (loss)	$(2,042)	$362	$(6,668)	$15,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$41,669	$21,194
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,919	15,100
Amortization	54,929	48,174
Amortization of deferred debt issuance costs	4,754	4,207
Deferred income taxes	3,773	(9,637)
Stock-based compensation expense	10,050	13,742
Excess tax benefit of stock compensation	(4,852)	(10,416)
Gain on sale of available-for-sale securities	(24,465)	—
Other, net	2,467	2,006
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	31,566	(17,010)
Accounts payable	(5,441)	(6,501)
Accrued employee compensation	7,141	(2,682)
Current income taxes	(8,080)	9,345
Deferred revenue	(4,813)	15,932
Other current and noncurrent assets and liabilities	(5,626)	(11,471)

Net cash flows from operating activities	118,991	71,983

Cash flows from investing activities:
Purchases of property and equipment	(19,546)	(11,755)
Purchases of software and distribution rights	(12,017)	(14,227)
Proceeds from sale of available-for-sale equity securities	35,311	—
Acquisition of businesses, net of cash acquired	—	(204,290)
Other	(7,000)	(1,500)

Net cash flows from investing activities	(3,252)	(231,772)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,298	2,042
Proceeds from exercises of stock options	11,554	11,106
Excess tax benefit of stock compensation	4,852	10,416
Repurchases of common stock	—	(70,000)
Repurchase of restricted stock and performance shares for tax withholdings	(4,553)	(4,975)
Proceeds from term portion of credit agreement	—	150,000
Proceeds from revolving credit facility	112,000	149,500
Repayment of revolving credit facility	(156,000)	(71,000)
Repayment of term portion of credit agreement	(63,530)	(37,596)
Payments on other debt	(11,785)	(7,912)
Payment for debt issuance costs	—	(4,544)
Distribution to noncontrolling interest	—	(1,391)

Net cash flows from financing activities	(105,164)	125,646

Effect of exchange rate fluctuations on cash	(7,019)	(845)

Net increase (decrease) in cash and cash equivalents	3,556	(34,988)
Cash and cash equivalents, beginning of period	77,301	95,059

Cash and cash equivalents, end of period	$80,857	$60,071

Supplemental cash flow information
Income taxes paid, net	$17,169	$18,952
Interest paid	$31,424	$28,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 26, 2015. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be attained in the future.

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

(in thousands)	September 30, 2015	December 31, 2014
Billed Receivables	$144,363	$200,392
Allowance for doubtful accounts	(5,479)	(4,806)

Billed, net	138,884	195,586
Accrued Receivables	40,052	31,520

Receivables, net	$178,936	$227,106

Other Current Assets and Other Current Liabilities

(in thousands)	September 30, 2015	December 31, 2014
Settlement deposits	$4,686	$13,252
Settlement receivables	5,847	11,032
Current debt issuance costs	5,651	6,244
Other	8,680	9,889

Total other current assets	$24,864	$40,417

(in thousands)	September 30, 2015	December 31, 2014
Settlement payables	$9,203	$21,715
Accrued interest	2,426	7,256
Vendor financed licenses	14,068	7,340
Royalties payable	3,452	4,070
Other	32,658	27,124

Total other current liabilities	$61,807	$67,505

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the funds are received from the source at the same time as the funds are sent to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which are separate from the Company’s corporate assets. As the Company does not take ownership of the funds, those settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of off balance sheet settlement funds as of September 30, 2015 and December 31, 2014 were $216.2 million and $224.9 million, respectively.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the nine months ended September 30, 2015 were as follows:

(in thousands)	Americas	EMEA	Asia/ Pacific	Total
Gross Balance prior to December 31, 2014	$523,914	$240,303	$64,378	$828,595
Total impairment prior to December 31, 2014	(47,432)	—	—	(47,432)

Balance, December 31, 2014	476,482	240,303	64,378	781,163
Goodwill from acquisitions (1)	2,462	(191)	—	2,271
Foreign currency translation adjustments	(1,658)	(2,292)	(6,224)	(10,174)

Balance, September 30, 2015	$477,286	$237,820	$58,154	$773,260

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisition of Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”) as discussed in Note 2.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
License	$1,885	$5,466	$5,810	$18,106
Maintenance	923	1,862	2,738	6,275
Services	55	34	289	47

Total	$2,863	$7,362	$8,837	$24,428

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which states that entities should present the debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The effective date for the revised standard is for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect the impact of this standard to have a material impact on our financial position, results of operations, or cash flow.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. The Company is evaluating the impact this standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). This ASU supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date for this ASU to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company has not selected a transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. Acquisitions

Fiscal 2015 Acquisition

PAY.ON

On November 4, 2015, the Company completed the acquisition of PAY.ON AG and its subsidiaries (collectively, “PAY.ON”). PAY.ON is a leader in eCommerce payments gateway solutions to payment service providers globally. Their advanced Software as a Service (“SaaS”) based solution complements and strengthens the Company’s Merchant Retail Omni - Channel Universal Payments offerings. The combined entities will provide customers the ability to deliver a seamless omni-channel customer payment experience in store, mobile, and online.

Under the terms of the agreement, the Company will acquire 100% of the equity of PAY.ON in a combination of cash and stock, valuing PAY.ON at 180 million Euros (approximately $200 million). The Company used approximately $181.5 million from its Revolving Credit Facility. See Note 3, Debt, for terms of the Credit Facility.

The Company has not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and trade names, developed technology and customer-related assets.

Fiscal 2014 Acquisitions

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

ReD contributed approximately $10.2 million and $5.8 million in revenue and an estimated operating loss of $1.8 million compared to operating income of $0.1 million for the three months ended September 30, 2015 and 2014, respectively. ReD contributed approximately $30.3 million and $5.8 million in revenue and an estimated operating loss of $5.6 million compared to operating income of $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, which includes severance expense related to integration activities. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of September 30, 2015.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Retail Decisions
Current assets:
Cash and cash equivalents		$795
Billed and accrued receivables, net		10,106
Deferred income taxes, net		514
Other current assets		10,282

Total current assets acquired		21,697

Noncurrent assets:
Property and equipment		3,354
Goodwill		137,915
Software	5-7 years	33,136
Customer relationships	18 years	50,480
Trademarks	5 years	3,980
Deferred income taxes		51
Other noncurrent assets		416

Total assets acquired		251,029

Current liabilities:
Accounts payable		4,624
Employee compensation		6,046
Other current liabilities		11,683

Total current liabilities acquired		22,353

Noncurrent liabilities:
Deferred income taxes		23,427
Other noncurrent liabilities		164

Total liabilities acquired		45,944

Net assets acquired		$205,085

The Company made adjustments to the purchase price allocation as certain analysis was completed and additional information became available for deferred income taxes, recoverable income taxes, goodwill, and other current liabilities. These adjustments and any resulting adjustments to the condensed consolidated statements of income were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers. Pro forma results for ReD are not presented because they are not material.

3. Debt

As of September 30, 2015, the Company had $484.4 million and $300.0 million outstanding under its Term Credit Facility and Senior Notes, respectively, with up to $250.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2015 for the Credit Facility was 2.45%.

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

Maturities on long-term debt outstanding at September 30, 2015 are as follows:

Fiscal year ending December 31,
(in thousands)
2015	$23,823
2016	95,293
2017	95,293
2018	269,997
2019	—
Thereafter	300,000

Total	$784,406

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of September 30, 2015, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of September 30, 2015	As of December 31, 2014
Term credit facility	$484,406	$547,935
Revolving credit facility	—	44,000
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	784,406	891,935
Less current portion of term credit facility	95,293	87,352

Total long-term debt	$689,113	$804,583

Other

During the nine months ended September 30, 2015, the Company financed multiple three-year license agreements for certain internally-used software for a total value of $16.1 million with payments due through May of 2017. Of this amount, $12.8 million was remaining as of September 30, 2015. The Company recorded $7.0 million and $5.8 million in other current liabilities and other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet.

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

During the nine months ended September 30, 2015, the Company sold all of its Yodlee stock holdings in a series of sales and realized a total gain of $24.5 million, which is included in other, net in the accompanying condensed consolidated statements of income.

Debt

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of our Senior Notes was $313.5 million at September 30, 2015 and $315.0 million at December 31, 2014, respectively.

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods ended September 30, 2015 and December 31, 2014.

5. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2015 and 2014 totaled 123,866 and 109,825, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2014	5,282,693	$12.06
Granted	2,055,514	19.12
Exercised	(1,108,965)	10.42
Forfeited	(365,286)	19.08
Expired	(593)	20.51

Outstanding as of September 30, 2015	5,863,363	$14.41	6.53	$39,394,952

Exercisable as of September 30, 2015	3,285,184	$10.85	4.68	$33,735,724

As of September 30, 2015, the Company expects that 93.1% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $6.49 and $9.02, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2015 and 2014. The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $12.1 million and $15.3 million, respectively.

The fair value of options granted during the nine months ended September 30, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Expected life (years)	5.93	5.93
Interest rate	1.4%	1.8%
Volatility	32.1%	45.2%
Dividend yield	—	—

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

During the nine months ended September 30, 2015, the Company granted supplemental stock options with three tranches at a grant date fair value of $8.01, $7.56, and $7.00, respectively, per share that vest, if at all, based upon (i) tranche one—any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two—any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three—any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2015
Expected life (years)	7.50
Interest rate	1.7%
Volatility	41.9%
Dividend yield	—

Stock Incentive Plan – Online Resources Corporation (“ORCC”) Stock Incentive Plan, as amended and restated A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2014	46,512	$36.73
Exercised	(240)	13.92
Expired	(8,187)	45.07

Outstanding as of September 30, 2015	38,085	$35.09	1.18	$48,319

Exercisable as of September 30, 2015	38,085	$35.09	1.18	$48,319

During the nine months ended September 30, 2015, the Company revised the expected attainment for the awards granted in fiscal 2013 from 75% to 0% due to changes in forecasted sales and operating income, which resulted in a reversal of $5.6 million in expense during the three and nine months ended September 30, 2015 that is included in operating expenses in the accompanying condensed consolidated statements of income. The expected attainment rate for the 2012 and 2015 grant remain 0% and 100%, respectively. A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2015 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2014	1,145,916	$14.84
Granted	1,025,863	19.12
Forfeited	(195,919)	19.41
Vested	(548,671)	9.75
Change in expected attainment for 2011 and 2013 grants	(528,303)	19.44

Nonvested as of September 30, 2015	898,886	$19.13

During the nine months ended September 30, 2015, 548,671 shares of the LTIPs vested. The Company withheld 196,169 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2015 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	183,209	$17.11
Granted	118,978	23.80
Vested	(158,217)	17.20

Nonvested as of September 30, 2015	143,970	$22.54

During the nine months ended September 30, 2015, 158,217 shares of the RSAs vested. The Company withheld 24,983 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Stock Incentive Plan – S1 Corporation 2003 Stock Incentive Plan, as amended and restated

A summary of nonvested Transaction RSAs issued under the S1 Corporation 2003 Stock Incentive Plan as of September 30, 2015 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	17,565	$11.80
Forfeited	(4,364)	11.80

Nonvested as of September 30, 2015	13,201	$11.80

Performance-Based Restricted Share Awards

During the nine months ended September 30, 2015, pursuant to the Company’s 2005 Incentive Plan, the Company granted Performance-Based Restricted Share Awards (“PBRSAs”). The PBRSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. These PBRSA awards are earned, if at all, based upon the achievement of performance goals over a specific period (the “Performance Period”) and completion of the service period. The PBRSAs granted on June 9, 2015 have a graded-vesting period of three years (33% vest each year) and are subject to performance targets based on the Company’s earnings before income tax, depreciation, and amortization (“EBITDA”). The first 33% of the PBRSAs issued vest subject to meeting the EBITDA target based for the year ending December 31, 2015. The remaining 66% of the PBRSAs issued, vest 33% at the end of year two and 33% at the end of year three, subject to meeting the EBITDA target for the year ending December 31, 2016. The PBRSAs granted on September 15, 2015 have a vesting period of 1.3 years and are subject to performance targets based on the Company’s EBITDA for the year ending December 31, 2016. In no event will any of the PBRSA shares become earned if the Company’s EBITDA is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined EBITDA threshold level, up to 150% of the PBRSA shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management will evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the condensed consolidated financial statements. Through September 30, 2015, the Company has accrued compensation costs assuming an attainment level of 100% for all PBRSA grants. The Company recognizes compensation expense for PBRSAs on a straight-line basis over the requisite service periods.

A summary of nonvested PBRSAs as of September 30, 2015 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	—	$—
Granted	978,365	23.45
Forfeited	(32,520)	24.41

Nonvested as of September 30, 2015	945,845	$23.42

As of September 30, 2015, there were unrecognized compensation costs of $11.4 million related to nonvested stock options, $2.3 million related to the nonvested RSAs, $12.5 million related to the LTIP performance shares, and $18.0 million related to nonvested PBRSAs, which the Company expects to recognize over weighted-average periods of 2.1 years, 1.4 years, 2.6 years, and 1.6 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended September 30, 2015 and 2014 related to stock options, LTIP performance shares, RSAs, PBRSAs, and the ESPP of $0.8 million and $4.6 million, respectively, with corresponding tax benefits of $0.3 million and $1.7 million, respectively. The Company recorded stock-based compensation expenses for the nine months ended September 30, 2015 and 2014 related to stock options, LTIP performance shares, RSAs, PBRSAs, and the ESPP of $10.1 million and $13.7 million, respectively, with corresponding tax benefits of $3.8 million and $5.2 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the nine months ended September 30, 2015 and 2014 was $11.6 million and $11.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.6 million and $5.8 million for the nine months ended September 30, 2015 and 2014, respectively.

6. Software and Other Intangible Assets

At September 30, 2015, software net book value totaling $202.2 million, net of $149.7 million of accumulated amortization, includes the net book value of software marketed for external sale of $74.3 million. The remaining software net book value of $127.9 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2014, software net book value totaled $209.5 million, net of $121.6 million of accumulated amortization. Included in this amount is software marketed for external sale of $85.9 million. The remaining software net book value of $123.6 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2015 and 2014 totaled $3.4 million and $3.8 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of income. Software for resale amortization expense recorded in the nine months ended September 30, 2015 and 2014 totaled $10.9 million for both periods. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of income.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $9.4 million and $7.7 million for the three months ended September 30, 2015 and 2014, respectively, is included in depreciation and amortization in the condensed consolidated statements of income. Amortization of software for internal use of $27.0 million and $18.9 million for the nine months ended September 30, 2015 and 2014, respectively, is included in depreciation and amortization in the condensed consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	September 30, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$315,577	$(81,736)	$233,841	$322,216	$(68,616)	$253,600
Trademarks and tradenames	15,631	(9,945)	5,686	15,767	(7,946)	7,821
Purchased Contracts	10,727	(10,727)	—	10,768	(10,768)	—
Covenant not to compete	417	(417)	—	433	(418)	15

	$342,352	$(102,825)	$239,527	$349,184	$(87,748)	$261,436

Other intangible assets amortization expense for the three months ended September 30, 2015 and 2014 totaled $5.6 million and $6.1 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2015 and 2014 totaled $17.1 million and $18.4 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2015, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2015	$13,979	$5,567
2016	47,753	21,356
2017	39,778	19,854
2018	27,939	19,346
2019	22,676	18,749
2020	21,421	17,903
Thereafter	28,696	136,752

Total	$202,242	$239,527

7. Corporate Restructuring and Other Organizational Changes

2015 Activities

During the nine months ended September 30, 2015, the Company reduced its headcount as a part of its integration of recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of income during the nine months ended September 30, 2015. The charges by segment were as follows for the nine months ended September 30, 2015: $0.7 million in the Americas segment and $0.6 million in the EMEA segment. There were no restructuring termination costs recognized during the three months ended September 30, 2015. The Company paid approximately $2.7 million in restructuring severance costs during the first nine months of 2015 relating to expenses incurred in 2015 and prior. The unpaid severance liability as of September 30, 2015 totaled $1.0 million, including balances from severance events during the 12-months ended December 31, 2014. The Company expects $0.8 million of this balance to be paid over the next 12 months.

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total
Balance, December 31, 2014	$2,341	$452	$2,793
Restructuring charges incurred	1,338	—	1,338
Amounts paid during the period	(2,651)	(138)	(2,789)
Foreign currency translation	(28)	—	(28)

Balance, September 30, 2015	$1,000	$314	$1,314

Of the $1.0 million for unpaid severance, $0.8 million is included in employee compensation and the remaining $0.2 million is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at September 30, 2015. The $0.3 million for unpaid facilities closures is included in other current liabilities in the accompanying condensed consolidated balance sheets at September 30, 2015.

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

The Company did not repurchase any shares under the program during the nine months ended September 30, 2015. Under the program to date, the Company has repurchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of September 30, 2015.

9. Earnings Per Share

Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Basic weighted average shares outstanding	117,922	114,484	117,035	114,603
Add: Dilutive effect of stock options	1,382	1,944	1,463	2,079

Diluted weighted average shares outstanding	119,304	116,428	118,498	116,682

The diluted earnings per share computation excludes 3.6 million and 4.0 million options to purchase shares and contingently issuable shares during the three and nine months ended September 30, 2015, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 3.1 million and 3.2 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and nine months ended September 30, 2014, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2015 and December 31, 2014 was 118,258,853 and 115,637,804, respectively.

10. Other, net

Other, net is comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Foreign currency transaction gains (losses)	$4,314	$3,550	$3,230	$(1,219)
Realized gain on sale of available-for-sale securities	—	—	24,465	—
Other	—	64	—	(125)

Total	$4,314	$3,614	$27,695	$(1,344)

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

The Company allocates segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization costs are allocated as a percentage of the headcount by segment. The Corporate line item consists of the corporate overhead costs that are not allocated to reportable segments. Corporate overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance. For the nine months ended September 30, 2015, the Corporate line item also includes the gain on the sale of the Company’s holdings in Yodlee.

The following is selected segment financial data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Americas – United States	$135,504	$156,650	$442,042	$447,737
Americas – Other	22,787	16,268	57,730	57,695
EMEA	60,558	56,793	178,446	161,604
Asia/Pacific	19,852	19,933	59,122	58,889

	$238,701	$249,644	$737,340	$725,925

Income before income taxes:
Americas	$18,899	$37,746	$56,577	$80,779
EMEA	34,893	30,186	89,088	72,526
Asia/Pacific	10,041	9,048	28,613	25,130
Corporate	(45,267)	(51,815)	(123,528)	(149,366)

	$18,566	$25,165	$50,750	$29,069

(in thousands)	September 30, 2015	December 31, 2014
Total assets:
Americas – United States	$1,138,127	$1,210,674
Americas – Other	28,885	32,594
EMEA	465,036	487,629
Asia/Pacific	112,616	119,803

	$1,744,664	$1,850,700

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2015 and 2014. No country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2015 and 2014.

12. Income Taxes

The effective tax rate for the three months ended September 30, 2015 and September 30, 2014 was 20.4% and 37.5%, respectively. The earnings of the Company’s foreign entities for the three months ended September 30, 2015 and September 30, 2014 were $15.9 million and $7.3 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2015 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and negatively impacted by domestic profits taxed at higher rates and by losses in other foreign jurisdictions taxed at lower rates. The effective tax rate for the three months ended September 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates. The effective tax rate for the three months ended September 30, 2014 was negatively impacted by domestic profits taxed at higher rates and by losses in other foreign jurisdictions taxed at lower rates.

The effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 was 17.9% and 27.1%, respectively. The earnings of the Company’s foreign entities for the nine months ended September 30, 2015 and September 30, 2014 were $35.9 million and $31.6 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2015 was positively impacted by the gain on the sale of the Company’s investment in Yodlee as well as by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $22.1 million as of September 30, 2015 and $14.8 million as of December 31, 2014, excluding related liabilities for interest and penalties of $2.3 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.3 million, due to the settlement of various audits and the expiration of statutes of limitation.

13. Commitments and Contingencies

The Company records its legal expenses and other litigation and related administrative costs as general and administrative expenses in the accompanying condensed consolidated statements of income as those expenses are incurred. The Company will record any loss related to litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated on an individual case-by-case basis. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by BHM, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. The court has not entered the verdict or ruled on ACI Corp.’s or BHMI’s post-verdict motions, including BHMI’s application to be awarded attorneys’ fees and costs, as of the date of this quarterly report. The Company disagrees with the verdict and ACI Corp. intends to appeal the dismissal of its claims against BHMI and the verdict in favor of BHMI on its counterclaims if entered by the court. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at September 30, 2015.

14. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the nine months ended September 30, 2015 were as follows:

	Unrealized gain on available-for-sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at December 31, 2014	$22,977	$(42,860)	$(19,883)
Other comprehensive loss	(22,977)	(25,360)	(48,337)

Balance at September 30, 2015	$—	$(68,220)	$(68,220)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic product, BASE24-eps;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from existing and potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”), which may cause us to fail to realize anticipated benefits of the acquisitions;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	risks of failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015. Results for the three months and nine months ended September 30, 2015, are not necessarily indicative of results that may be attained in the future.

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

In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide and ACI Universal Payments brands.

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

Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology, with the liability shift effective October 2015 in the United States. Chip-based cards are more secure, harder to copy and offer the opportunity for multiple functions on one card (e.g. debit, credit, electronic purse, identification, health records, etc.). The EMV standard for issuing and processing debit and credit card transactions has emerged as the global standard, with many regions throughout the world already having rolled out EMV. The primary benefit of EMV deployment is a reduction in card present payment fraud, with the additional benefit that the core infrastructure necessary for multi-function chip cards is being put in place (e.g., chip card readers in ATMs and POS devices) allowing the deployment of other technologies like contactless. EMV would not prevent the data breaches that have occurred at major retailers in the past 36 months, however EMV makes the cards more difficult to use at the physical point of sale.

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

The banking, financial services and payments industries have come under increased scrutiny from federal, state and foreign lawmakers and regulators in response to the crises in the financial markets and the global recession. In particular, the Dodd-

Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law July 21, 2010, represents a comprehensive overhaul of the U.S. financial services industry and requires the implementation of many new regulations that will have a direct impact on our customers and potential customers. This is not limited to the United States; in April 2014, the European Commission voted to adopt a number of amendments with regards to the Payment Services Directive, placing further pressure on industry incumbents.

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

Restructuring

During the nine months ended September 30, 2015, we reduced our headcount as a part of our integration of recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of income during the nine months ended September 30, 2015. The charges by segment were as follows for the nine months ended September 30, 2015: $0.7 million in the Americas segment and $0.6 million in the EMEA segment.

Backlog

Included in backlog estimates are all license, maintenance, and services specified in executed contracts, as well as revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period. We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Americas	$3,010	$3,013	$3,042	$3,014
EMEA	834	840	805	855
Asia/Pacific	307	295	290	291

Total	$4,151	$4,148	$4,137	$4,160

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Committed	$1,736	$1,709	$1,710	$1,731
Renewal	2,415	2,439	2,427	2,429

Total	$4,151	$4,148	$4,137	$4,160

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014 (in millions). For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	September 30, 2015			June 30, 2015
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$584	$50	$634	$581	$51	$632
EMEA	145	37	182	143	44	187
Asia/Pacific	55	11	66	55	9	64

Total	$784	$98	$882	$779	$104	$883

	March 31, 2015			December 31, 2014
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$590	$51	$641	$589	$59	$648
EMEA	139	43	182	146	45	191
Asia/Pacific	54	12	66	54	10	64

Total	$783	$106	$889	$789	$114	$903

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of income as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of income (amounts in thousands):

Three-Month Period Ended September 30, 2015 Compared to the Three-Month Period Ended September 30, 2014

Revenues

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$31,848	13%	$(3,993)	-11%	$35,841	14%
Monthly license fees (MLFs)	18,389	8%	(3,423)	-16%	21,812	9%

License	50,237	21%	(7,416)	-13%	57,653	23%
Maintenance	59,262	25%	(4,502)	-7%	63,764	26%
Services	25,842	11%	(2,352)	-8%	28,194	11%
Hosting	103,360	43%	3,327	3%	100,033	40%

Total revenues	$238,701	100%	$(10,943)	-4%	$249,644	100%

Total revenue for the three months ended September 30, 2015 decreased $10.9 million, or 4%, as compared to the same period in 2014. The decrease is the result of a $7.4 million, or 13%, decrease in license revenue, a $4.5 million, or 7%, decrease in maintenance revenue, and a $2.4 million, or 8%, decrease in services revenue partially offset by a $3.3 million, or 3%, increase in hosting revenue.

The decrease in total revenue for the three months ended September 30, 2015, as compared to the same period in 2014, was due to a $14.6 million, or 8%, decrease in the Americas reportable segment and a $0.1 million decrease in the Asia/Pacific reportable segment, partially offset by a $3.8 million, or 7%, increase in the EMEA reportable segment.

ReD contributed an incremental $4.5 million in total revenue for the three months ended September 30, 2015, compared to the same period in 2014. Total revenue was $5.4 million lower in the three months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total revenue for the three months ended September 30, 2015, decreased $10.0 million, or 4%, compared to the same period in 2014. The decrease is the result of a $6.2 million, or 11%, decrease in license revenue, a $2.2 million, or 3%, decrease in maintenance revenue, a $1.1 million, or 4%, decrease in services revenue, and a $0.5 million decrease in hosting revenue.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue during the three months ended September 30, 2015, as compared to the same period in 2014, decreased by $4.0 million, or 11%, of which $0.1 million was attributable to ReD.

Initial license revenue decreased in the Americas reportable segment by $7.9 million, partially offset by increases in the EMEA and Asia/Pacific reportable segments by $3.0 million and $0.9 million, respectively. The decrease in initial license revenue was a result of a decrease in capacity related license revenue of $2.7 million and a decrease in non-capacity related license revenue of $1.3 million for the three months ended September 30, 2015, as compared to the same period in 2014. The decrease in capacity related license revenue was attributable to the timing and relative size of capacity events in 2014 as compared to the same period in 2015. The decrease in non-capacity related license revenue was largely attributable to the execution and commencement of several license renewal arrangements during the three months ended September 30, 2014, as compared to the same period in 2015.

Total initial license revenue was $0.6 million lower in the three months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S, dollar. Excluding the impact of ReD and foreign currency, total initial license revenue for the three months ended September 30, 2015, decreased $3.3 million, or 9%, compared to the same period in 2014.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $3.4 million, or 16%, during the three months ended September 30, 2015, as compared to the same period in 2014, with the Americas, EMEA and Asia/Pacific reportable segments decreasing by $2.5 million, $0.7 million, and $0.2 million, respectively. The decrease in monthly license revenue is primarily due to a decrease in the amount of initial license revenue that was being recognized ratably over an extended period during the three months ended September 30, 2015, as compared to the same period in 2014.

Total monthly license revenue was $0.4 million lower in the three months ended September 30, 2015, compared to the same period in 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total monthly license revenue for the three months ended September 30, 2015, decreased $3.0 million, or 14%, compared to the same period in 2014.

Maintenance Revenue

Maintenance revenue includes standard and enhanced maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended September 30, 2015, as compared to the same period in 2014, decreased $4.5 million, or 7%, with the Americas, EMEA and Asia/Pacific reportable segments decreasing by $0.2 million, $3.3 million, and $1.0 million, respectively. The decrease in the EMEA and Asia/Pacific reportable segments were a result of deferred revenue related to large, complex projects that were released during the three months ended September 30, 2014, that did not reoccur in the same period in 2015.

ReD contributed an incremental $0.2 million of maintenance revenue during the three months ended September 30, 2015, compared to the same period in 2014. Total maintenance revenue was $2.5 million lower in the three months ended September 30, 2015 compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total maintenance revenue for the three months ended September 30, 2015 decreased $2.2 million, or 3%, compared to the same period in 2014.

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

Services revenue during the three months ended September 30, 2015, as compared to the same period in 2014, decreased by $2.4 million, or 8%. Implementation and professional services decreased in the Americas reportable segment by $3.6 million partially offset by an increase in the EMEA reportable segment of $1.2 million and a minimal increase in the Asia/Pacific reportable segment. During the three months ended September 30, 2014, we completed several large, complex projects that resulted in revenue based on work performed in the period of completion. The number and magnitude of such projects was lower for the same period in 2015. Additionally, our customers continue to transition from on premise to hosted software solutions. Services work performed in relation to our hosted software solutions is recognized over a longer service period and is classified as hosting revenue.

Total services revenue was $1.3 million lower in the three months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total services revenue for the three months ended September 30, 2015, decreased $1.1 million, or 4%, compared to the same period in 2014.

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

Hosting revenue during the three months ended September 30, 2015, as compared to the same period in 2014, increased $3.3 million, or 3%. The increase was primarily due to incremental ReD revenues of $4.3 million. Total hosting revenue was $0.5 million lower in the three months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total hosting revenue for the three months ended September 30, 2015, decreased $0.5 million compared to the same period in 2014.

Operating Expenses

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Operating expenses:
Cost of license	$5,387	2%	$(46)	-1%	$5,433	2%
Cost of maintenance, services and hosting	104,272	44%	(1,047)	-1%	105,319	42%
Research and development	36,123	15%	(198)	-1%	36,321	15%
Selling and marketing	28,451	12%	1,373	5%	27,078	11%
General and administrative	20,284	8%	(5,045)	-20%	25,329	10%
Depreciation and amortization	20,298	9%	2,003	11%	18,295	7%

Total operating expenses	$214,815	90%	$(2,960)	-1%	$217,775	87%

Total operating expenses for the three months ended September 30, 2015, decreased $3.0 million, or 1%, as compared to the same period of 2014. There were $5.3 million of incremental operating expenses related to ReD. Total operating expenses were $7.8 million lower for the three months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar.

Excluding the impact of ReD and foreign currency, operating expenses decreased $0.5 million in the three months ended September 30, 2015 principally reflecting lower maintenance, services and hosting expenses as well as lower general and administrative expenses, partially offset by higher selling and marketing and higher depreciation and amortization expenses.

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

Cost of license remained flat at $5.4 million in the three months ended September 30, 2015 and 2014.

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

Cost of maintenance, services and hosting decreased $1.0 million, or 1%, in the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a $2.7 million impact of foreign currencies weakening against the U.S. dollar partially offset by a $2.0 million increase in interchange processing fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense decreased $0.2 million, or 1%, in the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a $1.6 million impact of foreign currencies weakening against the U.S. dollar, partially offset by $1.1 million of incremental operating expenses related to ReD.

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

Selling and marketing expense increased $1.4 million, or 5%, in the three months ended September 30, 2015, compared to the same period in 2014, as a result of increased sales.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $5.0 million, or 20%, in the three months ended September 30, 2015, compared to the same period in 2014. General and administrative expenses were approximately $1.5 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, general and administrative expenses decreased $3.5 million, primarily due to a decrease in personnel and related expenses of which $2.7 million was a decrease in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $2.0 million, or 11%, in the three months ended September 30, 2015, compared to the same period in 2014. There were $0.9 million of incremental expenses related to ReD and $1.1 million of additional expenses due to an increase in depreciation reflecting property additions during the past year.

Other Income and Expense

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(9,728)	-4%	$688	-7%	$(10,416)	-4%
Interest income	94	0%	(4)	-4%	98	0%
Other, net	4,314	2%	700	19%	3,614	1%

Total other income (expense)	$(5,320)	-2%	$1,384	-21%	$(6,704)	-3%

Interest expense for the three months ended September 30, 2015 decreased $0.7 million, or 7%, as compared to the same period in 2014, due to the Company having a lower debt balance during the three months ended September 30, 2015, compared to the same period in 2014. Interest income for the three months ended September 30, 2015, was flat as compared to the same period in 2014.

Other, net consists of gains from asset sales, foreign currency gains and other non-operating items. Foreign currency gains for the three months ended September 30, 2015 and 2014, were $4.3 million and $3.6 million, respectively.

Income Taxes

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Income tax expense	$3,786	2%	$(5,647)	-60%	$9,433	4%
Effective Income tax rate	20%				37%

The effective tax rate for the three months ended September 30, 2015, was 20%. The earnings of our foreign entities for the three months ended September 30, 2015, were $15.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2015, was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

The effective tax rate for the three months ended September 30, 2014, was 37%. The earnings of our foreign entities for the three months ended September 30, 2014, were $7.3 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2014, was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and negatively impacted by domestic profits taxed at a higher rate and by losses in other foreign jurisdictions taxed at lower rates.

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

Nine-Month Period Ended September 30, 2015 Compared to the Nine-Month Period Ended September 30, 2014

Revenues

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$100,730	14%	$14,879	17%	$85,851	12%
Monthly license fees (MLFs)	56,245	8%	(12,636)	-18%	68,881	9%

License	156,975	21%	2,243	1%	154,732	21%
Maintenance	178,895	24%	(9,677)	-5%	188,572	26%
Services	72,449	10%	(3,324)	-4%	75,773	10%
Hosting	329,021	45%	22,173	7%	306,848	42%

Total revenues	$737,340	100%	$11,415	2%	$725,925	100%

Total revenue for the nine months ended September 30, 2015, increased $11.4 million, or 2%, as compared to the same period in 2014. The increase is the result of a $22.2 million, or 7%, increase in hosting revenue and a $2.2 million, or 1%, increase in license revenue partially offset by a $9.7 million, or 5%, decrease in maintenance revenue and a $3.3 million, or 4%, decrease in services revenue.

The increase in total revenue for the nine months ended September 30, 2015, as compared to the same period in 2014, was due to a $16.9 million, or 10%, increase in the EMEA reportable segment and a $0.2 million increase in the Asia/Pacific reportable segment partially offset by a $5.7 million, or 1%, decrease in the Americas reportable segment.

ReD contributed an incremental $24.5 million in total revenue for the nine months ended September 30, 2015, compared to the same period in 2014. Total revenue was $19.6 million lower in the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the addition of ReD and foreign currency, total revenue for the nine months ended September 30, 2015, increased $6.5 million, or 1%, compared to the same period in 2014, primarily due to increased initial license fees.

Initial License Revenue

Initial license revenue increased by $14.9 million, or 17%, during the nine months ended September 30, 2015, as compared to the same period in 2014, with the EMEA and Asia/Pacific reportable segments increasing by $18.6 million and $2.0 million, respectively, partially offset by a $5.7 million decrease in the Americas reportable segments.

The increase in initial license revenue was primarily driven by an increase in capacity related license revenue of $23.0 million partially offset by a decrease in non-capacity related license revenue of $8.1 million for the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in capacity related license revenue was attributable to the timing and relative size of capacity events as compared to the same period in 2014. The decrease in non-capacity related license revenue was largely attributable to the execution of several license renewal arrangements and the release of deferred revenue for several large complex projects during the nine months ended September 30, 2014, as compared to the same period in 2015.

ReD contributed an incremental $0.2 million in initial license revenue for the nine months ended September 30, 2015, compared to the same period in 2014. Total initial license revenue was $3.0 million lower in the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total initial license revenue for the nine months ended September 30, 2015, increased $17.7 million, or 21%, compared to the same period in 2014.

Monthly License Revenue

Monthly license revenue decreased $12.6 million, or 18%, during the nine months ended September 30, 2015, as compared to the same period in 2014, with the Americas, EMEA and Asia/Pacific reportable segments decreasing by $7.3 million, $3.3 million, and $2.0 million, respectively. The decrease in monthly license revenue is primarily due to a decrease in the amount of initial license revenue that was being recognized ratably over an extended period during the nine months ended September, 2015, as compared to the same period in 2014. Monthly license revenue was also impacted by the recognition of cumulative monthly license fee revenue related to large, complex projects that were completed and recognized during the nine months ended September 30, 2014, that did not reoccur in the same period in 2015.

Total monthly license revenue was $2.0 million lower in the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total monthly license revenue for the nine months ended September 30, 2015, decreased $10.6 million, or 15%, compared to the same period in 2014.

Maintenance Revenue

Maintenance revenue during the nine months ended September 30, 2015, as compared to the same period in 2014, decreased $9.7 million, or 5%. Maintenance revenue decreased in the EMEA reportable segment by $11.1 million partially offset by the increase in the Americas and Asia/Pacific reportable segments of $1.1 million and $0.3 million, respectively. The decrease in the EMEA reportable segment was a result of deferred revenue related to large, complex projects that were released during the nine months ended September 30, 2014, that did not reoccur in the same period in 2015. This was partially offset by increases in maintenance revenue for the Americas and Asia/Pacific reportable segments primarily driven by increases in our customer installation base, expanded product usage from existing customers, and increased adoption of our premium support services programs.

ReD contributed an incremental $1.8 million of maintenance revenue during the nine months ended September 30, 2015, compared to the same period in 2014. Total maintenance revenue was $9.0 million lower in the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total maintenance revenue for the nine months ended September 30, 2015, decreased $2.5 million, or 1%, compared to the same period in 2014.

Services Revenue

Services revenue during the nine months ended September 30, 2015, as compared to the same period in 2014, decreased by $3.3 million, or 4%. Implementation and professional services decreased in the Americas and Asia/Pacific reportable segments by $2.5 million and $0.8 million, respectively, partially offset by a minimal increase in the EMEA reportable segment.

ReD contributed an incremental $0.2 million of services revenue during the nine months ended September 30, 2015, compared to the same period in 2014. Total services revenue was $4.3 million lower in the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total services revenue for the nine months ended September 30, 2015, increased $0.8 million, or 1%, compared to the same period in 2014.

Hosting Revenue

Hosting revenue during the nine months ended September 30, 2015, as compared to the same period in 2014 increased $22.2 million, or 7%. The increase was primarily due to incremental ReD revenues of $22.3 million. Total hosting revenue was $1.3 million lower in the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total hosting revenue for the nine months ended September 30, 2015, increased $1.2 million compared to the same period in 2014.

Operating Expenses

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Operating expenses:
Cost of license	$17,435	2%	$(631)	-3%	$18,066	2%
Cost of maintenance, services and hosting	337,769	46%	11,968	4%	325,801	45%
Research and development	112,639	15%	(14)	0%	112,653	16%
Selling and marketing	88,660	12%	5,666	7%	82,994	11%
General and administrative	66,867	9%	(8,260)	-11%	75,127	10%
Depreciation and amortization	59,995	8%	7,612	15%	52,383	7%

Total operating expenses	$683,365	93%	$16,341	2%	$667,024	92%

Total operating expenses for the nine months ended September 30, 2015, increased $16.3 million, or 2%, as compared to the same period of 2014, primarily due to $29.3 million of incremental operating costs related to ReD. Total operating expenses were $21.0 million lower for the nine months ended September 30, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, operating expenses increased $8.0 million for the nine months ended September 30, 2015, principally reflecting higher cost of maintenance, services and hosting, higher selling and marketing, and higher depreciation and amortization, partially offset by a decrease in general and administrative.

Cost of License

Cost of licenses decreased $0.6 million, or 3%, in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a decrease in third party royalty fees.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services and hosting increased $12.0 million, or 4%, in the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to $15.2 million of incremental operating expenses related to ReD and a $9.3 million increase in interchange processing fees partially offset by a $7.1 million impact of foreign currencies weakening against the U.S. dollar and $5.4 million due to a decrease in personnel and related expenses.

Research and Development

Research and development expense was flat in the nine months ended September 30, 2015, compared to the same period in 2014. Incremental operating expenses of $5.6 million related to ReD were offset by $4.2 million of lower expense due to the impact of foreign currencies weakening against the U.S. dollar and a $1.4 million decrease primarily due to a decrease in personnel and related expenses.

Selling and Marketing

Selling and marketing expense increased $5.7 million, or 7%, in the nine months ended September 30, 2015, compared to the same period in 2014, as a result of increased sales.

General and Administrative

General and administrative expense decreased $8.3 million, or 11%, in the nine months ended September 30, 2015, compared to the same period in 2014. General and administrative expenses were $3.8 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency general and administrative expenses decreased $4.5 million, primarily due to a decrease in personnel and related expenses of which $2.7 million related to a decrease in stock-based compensation.

Depreciation and Amortization

Depreciation and amortization expense increased $7.6 million, or 15%, in the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to incremental expenses of $5.3 million related to ReD and a $2.3 million increase in depreciation reflecting property additions during the past year.

Other Income and Expense

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(31,174)	-4%	$(2,254)	8%	$(28,920)	-4%
Interest income	254	0%	(178)	-41%	432	0%
Other, net	27,695	4%	29,039	-2161%	(1,344)	0%

Total other income (expense)	$(3,225)	0%	$26,607	-89%	$(29,832)	-4%

Interest expense for the nine months ended September 30, 2015, increased $2.3 million, or 8%, as compared to the same period in 2014 due to the additional Term Credit Facility obtained in the third quarter of 2014 used to fund the acquisition of ReD. Interest income for the nine months ended September 30, 2015, decreased $0.2 million as compared to the same period in 2014.

Other, net included a $24.5 million gain from the sale of Yodlee, Inc. (“Yodlee”) common stock during the nine months ended September 30, 2015. Foreign currency gains for the nine months ended September 30, 2015, were $3.2 million compared to losses of $1.2 million for the same period in 2014.

Income Taxes

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Income tax expense	$9,081	1%	$1,206	15%	$7,875	1%
Effective Income tax rate	18%				27%

The effective tax rate for the nine months ended September 30, 2015, was 18%. The earnings of our foreign entities for the nine months ended September 30, 2015, were $35.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2015, was positively impacted by the gain on the sale of our investment in Yodlee and profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

The effective tax rate for the nine months ended September 30, 2014, was 27%. The earnings of our foreign entities for the nine months ended September 30, 2014, were $31.6 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2014, was positively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

Segment Results

The following table presents revenues and income before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Americas	$158,291	$172,918	$499,772	$505,432
EMEA	60,558	56,793	178,446	161,604
Asia/Pacific	19,852	19,933	59,122	58,889

	$238,701	$249,644	$737,340	$725,925

Income (loss) before income taxes:
Americas	$18,899	$37,746	$56,577	$80,779
EMEA	34,893	30,186	89,088	72,526
Asia/Pacific	10,041	9,048	28,613	25,130
Corporate	(45,267)	(51,815)	(123,528)	(149,366)

	$18,566	$25,165	$50,750	$29,069

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

The Americas segment revenue for the three months ended September 30, 2015, decreased compared to the same period in 2014, due to a decrease in license and services revenue. Income before income taxes for the Americas segment also decreased as a result of the decrease in revenue and a $2.0 million increase in interchange fees. The EMEA segment revenue for the three months ended September 30, 2015 increased as a result of an increase in license, services, and hosting revenue partially offset by a decrease in maintenance, which drove the increase in income before income taxes. The Asia/Pacific segment revenue and income before income taxes for the three months ended September 30, 2015, were relatively flat compared to the same period in 2014. Corporate’s decrease in loss before income taxes for the three months ended September 30, 2015, compared to the same period in 2014 is primarily due to lower personnel and related expenses including the decrease in stock-based compensation.

The Americas segment revenue for the nine months ended September 30, 2015, decreased $5.7 million compared to the same period in 2014, due to a decrease in license and services revenue partially offset by an increase in hosting. Income before income taxes for the Americas segment also decreased due to the decrease in revenue as well as a $9.3 million increase in interchange fees. The EMEA segment revenue for the nine months ended September 30, 2015, increased as a result of an increase in license, services, and hosting revenue partially offset by a decrease in maintenance, which drove the increase in income before income taxes. The Asia/Pacific segment revenue for the nine months ended September 30, 2015, was flat compared to the same period in 2014, with an increase in income before income taxes due primarily to a $2.5 million gain on foreign currency fluctuations. Corporate’s decrease in loss before income taxes is due to the gain on sale of Yodlee common stock of $24.5 million, which is partially offset by an increase of $2.3 million in interest expense for the nine months ended September 30, 2015, compared to the same period in 2014.

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

As of September 30, 2015, we had $80.9 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of September 30, 2015, $52.9 million of the $80.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
	(amounts in thousands)
Net cash provided by (used by):
Operating activities	$118,991	$71,983
Investing activities	(3,252)	(231,772)
Financing activities	(105,164)	125,646

Net cash flows provided by operating activities for the nine months ended September 30, 2015, amounted to $119.0 million as compared to $72.0 million during the same period in 2014. The comparative period increase was primarily due to an increase in earnings and higher receivable collections during the first nine months of 2015 compared to the same period in 2014. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the nine months ended September 30, 2015, we received proceeds of $35.3 million on the sale of our holdings in Yodlee common stock. During the nine months ended September 30, 2015, we used cash of $31.6 million to purchase software, property and equipment as compared to $26.0 million during the same period in 2014.

During the nine months ended September 30, 2015, we repaid a net $44.0 million on the Revolving Credit Facility and we repaid $63.5 million of the Term Credit Facility. In addition, during the first nine months of 2015, we received proceeds of $18.7 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.6 million for the repurchase of restricted stock and performance shares for tax withholdings.

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

Debt

As of September 30, 2015, we had $484.4 million outstanding under our Term Credit Facility, with up to $250.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At September 30, 2015 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at September 30, 2015 was 2.45%.

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

We did not repurchase any shares under the program during the nine months ended September 30, 2015. Under the program to date, we have purchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of September 30, 2015.

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

Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2015, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2014.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2015 is $22.1 million.

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

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed on February  26, 2015, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2015. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2015, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $784.4 million of debt outstanding at September 30, 2015 with $300.0 million in Senior Notes and $484.4 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.45% at September 30, 2015. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended September 30, 2015, and determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by BHM, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for the misappropriation of its trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of the filing of ACI Corp.’s lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. The court has not entered the verdict or ruled on our or BHMI’s post-verdict motions, including BHMI’s application to be awarded attorneys’ fees and costs, as of the date of this quarterly report. We disagree with the verdict and ACI Corp. intends to appeal the dismissal of claims against BHMI and the verdict in favor of BHMI on its counterclaims if entered by the court. There necessarily can be no assurance with respect to the outcome of this litigation. See Note 13, Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2014. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2015 through July 31, 2015	—			—	$138,325,000
August 1, 2015 through August 31, 2015	—			—	138,325,000
September 1, 2015 through September 30, 2015	23,494	(1)	21.53	—	138,325,000

Total	23,494		$21.53	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2015, 58,947 RSAs vested. We withheld 23,494 of those shares to pay the employees’ portion of applicable payroll taxes.

As of December 31, 2011, our Board of Directors had approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $210 million of its common stock. In February 2012, our Board of Directors approved an increase of $52.1 million to their current stock repurchase authorization, bringing the total authorization to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, the Board of Directors approved an additional $100 million for the stock repurchase program. In February 2014, they again approved an additional $100 million for the stock repurchase program. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of September 30, 2015. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

3.01 (1)		Amended and Restated Certificate of Incorporation of the Company

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

10.35 (4)		Form of 2015 Performance-Based Restricted Share Award Agreement under the Company’s 2005 Equity and Performance Incentive Plan, as amended

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed November 4, 2015.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 12, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 5, 2015	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.01 (1)		Amended and Restated Certificate of Incorporation of the Company

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate

10.35 (4)		Form of 2015 Performance-Based Restricted Share Award Agreement under the Company’s 2005 Equity and Performance Incentive Plan, as amended

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed November 4, 2015.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 12, 2015.